Form 10-K
period 2012-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2013-03-26
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission file number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC

(Exact name of registrant as specified in its charter)

Delaware	52-1449733
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

621 East Pratt Street, Suite 600
Baltimore, Maryland	21202-3140
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our common shares held by non-affiliates was $10,623,910 based on the last sale price as reported in the over the counter market on June 30, 2012.

Number of shares of Common Shares outstanding as of March 18, 2013: 41,429,669.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on June 18, 2013 are incorporated by reference in Part III of this Form 10-K.

Municipal Mortgage & Equity, LLC

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

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

PART I

Item 1. BUSINESS

Municipal Mortgage & Equity, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company”, “MuniMae”, “we”, “our” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Description of the Business

MuniMae makes and manages debt and equity investments typically collateralized by affordable housing. In the United States (“US”), we are primarily an owner and manager of tax-exempt bonds collateralized by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties. Outside of the US, our strategy is to raise, invest in, and manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.

Municipal Mortgage & Equity, LLC is a partnership for federal income tax purposes. We operate through subsidiaries, some of which are corporations that are subject to federal and state income taxes and others of which are partnerships and limited liability companies that are not taxed as corporations and thus their income or loss is allocated (i.e., passed-through) to our shareholders (these subsidiaries are referred to as pass-through entities). Municipal Mortgage & Equity, LLC is a pass-through entity as well. See “Material US Federal Income Tax Considerations” for further tax-related information.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s primary business is the management of its bond portfolio which at December 31, 2012 totaled $1.1 billion (based on fair value and including all bonds – see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Bond Portfolio Summary”) and consisted of 139 bonds, primarily tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. These bonds are collateralized by 112 real estate properties. MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) totaling $835.4 million in original capital invested which hold limited partnership interests in 117 affordable multifamily rental properties in the US.

A substantial majority of the Company’s operating cash flow is generated from the Company’s bond portfolio owned by MuniMae TE Bond Subsidiary, LLC (“TEB”). TEB has certain covenants which restrict its ability to distribute cash or other assets to MuniMae. See “Item 1A. Risk Factors” for more information on distribution restrictions.

We own many of our bonds directly. Others we own or control indirectly through our interests in bond securitization trusts and custodial arrangements. We refer to all of these bond and bond interests collectively as our “bonds” or our “bond portfolio”.

The bonds held by the Company are fixed rate, unrated long term bonds, generally collateralized by affordable multifamily rental properties with no other credit support. The Company has financed its ownership of these bonds through a combination of debt and preferred shares. The vast majority of the debt is variable rate with interest rates that reset weekly while the distributions on the preferred shares have fixed rates that are subject to remarketing starting in 2014 and continuing through 2019. Given the nature of our investments and the way we have financed them, our net interest income is primarily influenced by the performance of the underlying real estate assets (i.e., do the assets generate enough net operating income to pay the debt service on our bonds) and movements in short term interest rates (i.e., as short term rates rise, our borrowing costs rise and net interest income falls).  The fair value of the bonds is influenced both by the performance of the underlying real estate assets (i.e., a proxy for creditworthiness) and long term tax-exempt interest rates and credit spreads (i.e., generally as long term rates and/or credit spreads rise, bonds become less valuable).

Nearly all of our bonds are encumbered, therefore our ability to raise additional capital or issue new debt to generate liquidity is very limited.  Furthermore, our common equity in TEB is pledged to a creditor to support the collateral requirements related to certain debt and derivative agreements, upon the expiration of which the Company has agreed not to pledge, sell or transfer its common equity in TEB without consent from the creditor. These agreements also limit the Company’s liquidity. See “Item 1A. Risk Factors”.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent Sub-Saharan, Africa. The Company owns a substantial majority, approximately 83%, of IHS.  In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages a single fund, and expects to raise capital for and manage additional funds in the near future. See “Notes to Consolidated Financial Statements - Note 1, Description of Business and Basis of Presentation” for more information regarding our interests in IHS and the funds.

Material US Federal Income Tax Considerations

Treatment as a Partnership

We are a partnership for federal income tax purposes and, as such, our shareholders are treated as partners in a partnership and all of our pass-through income (or loss) is allocated directly to our shareholders. As a partnership with interests that are readily tradable on a secondary market, we are further classified as a publicly traded partnership (“PTP”) for US federal income tax purposes. As long as we remain qualified as a PTP we generally will not have any liability for federal and state income taxes related to the pass-through income generated by the PTP. In addition, we own interests in various subsidiaries, some of which are corporations (that are subject to federal and state income taxes) and other subsidiaries that are pass-through entities for tax purposes. As a PTP, we will be taxed as a corporation for any taxable year in which less than 90% of our gross income consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items. Our outside tax counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constitutes qualifying income for this purpose.

If, for any reason, we were treated as a corporation for federal income tax purposes, our income, deductions, credits and other tax items would not pass through to our shareholders, and our shareholders would be treated as shareholders in a corporation for federal income tax purposes. If that occurred, we would be required to pay federal income tax at regular corporate rates on our net income, adjusted to exclude any tax-exempt income on our bonds. If we were taxed as a corporation, even though we would benefit from receiving tax-exempt income on our bonds, we could have significant federal alternative minimum tax (“AMT”) liability and additional state tax liabilities given that a significant portion of our bonds are private-activity bonds subject to AMT. Any such tax liabilities for the Company could pose a significant risk to our cash flow and our ability to meet our general obligations. In addition, if we were taxed as a corporation any distributions made to our shareholders would constitute dividend income, taxable to our shareholders to the extent of our earnings, without regard to the fact that we receive tax-exempt income. Under current law, dividends paid to our shareholders from income on which we paid taxes would likely be taxable at the rates applicable to what are known as qualifying dividends.

Tax Effects on our Shareholders Resulting from our Taxable Income and Deductions

Although we were formed in a way that enables us to pass-through the benefit of tax-exempt income to our shareholders, currently, we have some investments held by pass-through entities within the PTP that are generating taxable interest income which is treated as ordinary income and is reported as such on the annual Schedule K-1 issued to all shareholders. In addition, sales of assets held by pass-through entities within the PTP may result in gains that are taxable to our shareholders. Similarly, the interest income on our bonds is passed through to our shareholders and may be subject to AMT for some shareholders. Our shareholders are also entitled to deduct their respective portions of our interest expense that is incurred in connection with our investment and operating activities. They are not, however, entitled to deduct interest on indebtedness we incur to purchase or carry tax-exempt bonds. Since ownership of our shares represents ownership of a partnership interest, shareholders must also adjust the tax basis in their shares by the annual income, deduction, gain or loss reported on their annual Schedule K-1. This is a significant difference from the traditional basis reporting of shares in a corporation and it will generally result in a basis for each shareholder that is different than the price paid or reflected in a shareholder’s brokerage statement.

In 2012, our PTP entities incurred (and we passed on to our shareholders) overall capital losses due to bond sales and settling derivative positions. In addition we earned tax-exempt interest income and a nominal amount of taxable interest income. We have a tax election in place that requires us to adjust each shareholder’s share of our assets based on the share price paid by each shareholder. Therefore shareholders that acquired shares since January 2008 (“Low-Basis Shareholders”) may have limited tax basis in the assets owned by us. Due to this limited basis, those Low-Basis Shareholders may have capital gains allocated to them related to bond sales/redemptions and refinancings even if we reflect an overall loss for tax or financial reporting purposes, and such gains could be significant. As stated in the preceding paragraph, the activity allocated to a shareholder from bond sales (as well as tax-exempt interest and deductions) may have a significant effect on the shareholder’s tax basis in our shares and shareholders should consult their tax advisors. The tax basis effect for Low-Basis Shareholders includes the potential for significant annual increases in Low-Basis Shareholders’ tax basis in their shares and this tax impact is expected to continue for the foreseeable future. This increase in tax basis will typically create capital losses upon the sale of our shares, thereby offsetting the capital gains previously allocated to the Low-Basis Shareholders.

To preserve our PTP status, we also have business activities operated through corporations that are subject to federal and state income tax. For example, our income on preferred stock is earned through a subsidiary that is a taxable corporation. In general, such income is not included in our PTP income from pass-through entities, and therefore does not get taxed directly to our shareholders. In 2012, significant losses were generated within the taxable corporations and those losses are not part of the taxable income (or loss) distributed to shareholders. At December 31, 2012, we had an estimated federal income tax net operating loss (“NOL”) carryforward of $445.9 million related to our taxable corporations; however, we do not believe these NOLs will be fully utilized by the Company. See “Notes to Consolidated Financial Statements – Note 14, Income Taxes.”

In addition to income from capital gains and taxable interest income, shareholders subject to AMT may also have a tax liability on some or all of the tax-exempt income allocated to them. We may also have taxable income, such as income from market discounts, which does not generate cash for us. Therefore, it is possible that all shareholders, not just Low-Basis Shareholders, could at times be treated as receiving taxable income even though we made no distributions.

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

Tax-exempt Status of Bonds We Hold

On the date of initial issuance of any tax-exempt bond that we hold or have held, bond counsel or special tax counsel has rendered its opinion to the effect that interest on the bond is excludable from gross income for federal income tax purposes. These opinions are subject to customary exceptions, including an exception for any tax-exempt bond during any period when it is held by a “substantial user” of the property to which the bond relates or a person “related” to a “substantial user” (unless the proceeds of the bond are loaned to a charitable organization described in Section 501(c)(3) of the Internal Revenue Code of 1986 (“Code”)).

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

Certain events subsequent to the issuance of a bond may be treated for federal income tax purposes as a reissuance of the bond, which could adversely affect the tax-exempt status of the bond. From time to time tax-exempt mortgage bonds we hold go into default (i.e., a bond that is more than 30 days past due in principal and/or interest). We exercise what we believe to be prudent business practices to enforce our creditor’s rights with regard to defaulted bonds, including in some instances initiating foreclosure proceedings. It is possible that the Internal Revenue Service (“IRS”) may treat our actions to exercise or not to exercise rights with regard to defaulted mortgage bonds as constituting significant modifications and, therefore, conclude that for federal income tax purposes, the bonds were reissued. If the IRS were successful in maintaining this position, interest on the bonds would likely be taxable for federal income tax purposes. We consult counsel and take other steps to try to ensure that our actions (or inaction) with regard to defaulted bonds will not constitute reissuance of the bonds. In addition, tax-exempt bonds we hold may need to be restructured and remarketed. We could recognize taxable income, gain or loss upon a restructuring and remarketing of tax-exempt bonds we hold even though the restructuring does not result in any cash proceeds to us. In addition, unless various conditions are met, the restructuring of tax-exempt bonds could cause the interest on the bonds to lose their tax-exempt status. Typically, the Company will retain bond counsel to assist in the evaluation and structuring of any bond restructurings to ensure our bonds retain their tax-exempt status.

There are two non-profit entities that we consolidate that are either the GP or the owner of rental properties financed by our bonds. We do not hold an equity interest in the non-profit entities or the rental properties. We believe, based on advice of counsel, that the non-profit entities are unrelated for federal income tax purposes, and do not cause us to be substantial users of those bonds. It is possible that the IRS would take a different position.

Tax Matters Relating to Securitizations

Generally the holders of debt issued by our securitization trusts have required that these trusts, which are structured as partnerships for federal income tax purposes, either make an election under Section 761 of the Code to opt out of the provisions of subchapter K of the Code or meet the requirements of Revenue Procedure 2003-84 (pertaining to tax-exempt-bond partnerships). As a result, each holder of an interest in these securitization partnerships separately reports its share of income and deductions of the partnership using the holder’s own accounting method and tax year rather than its distributive share of income and deductions calculated at the partnership level. We are contractually required to follow the rules of Revenue Procedure 2003-84 as it relates to the new securitization facility closed during fourth quarter of 2012. See “Notes to Consolidated Financial Statements – Notes 7, Debt” for more information on this new facility.

In 2002 and 2003, the IRS issued a series of revenue procedures which stated, among other things, that partnerships such as the ones used to securitize our bonds prior to January 1, 2004, do not meet the requirements of Section 761 of the Code. However, the IRS will not challenge a partnership’s or a partner’s tax treatment for partnerships with start-up dates prior to January 1, 2004 that made Section 761 elections (“Pre-2004 Partnerships”) if that treatment has been consistent with the Section 761 election and certain other requirements are met. We have been advised by tax counsel that each Pre-2004 Partnership in which we own an interest has met the requirements set forth in the IRS guidance and none of those Pre-2004 Partnerships has acquired any new assets that would cause it no longer to be eligible for the grandfathering rule described above.

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

Competition

Currently, our US Operations consist primarily of managing our tax exempt bond portfolio as we are not currently originating new business. If we were to originate new business, we would be faced with competition from various financial institutions, including banks and mutual funds, with respect to the debt and equity we might attempt to place.

In our International Operations, our primary activity is finding workforce housing investments in South Africa for our funds. We compete against other investors, developers and companies that also acquire, develop and manage similar housing investments.

Employees

We had 31 employees at December 31, 2012, primarily located at our principal office. In addition, IHS had 28 employees at December 31, 2012. None of these employees are party to any collective bargaining agreements.

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

Risks Related to Our Business

Changes in interest rates and credit spreads may adversely affect the value of our bonds and increase our borrowing costs.

The Company has exposure to changes in interest rates and credit spreads because all of its bonds pay a fixed rate of interest, while substantially all of the Company’s bond related debt is variable rate. The vast majority of the Company’s variable rate exposure is not hedged. The Company does not have the credit standing to enter into any new interest rate swaps and has limited liquidity to purchase any interest rate caps. Even if we were able to acquire or enter into hedges for some or all of our interest rate risk, hedges do not always work as expected and there can be no assurance that any hedges we acquired or entered into would fully hedge our risk. A rise in interest rates or an increase in credit spreads could cause the value of certain bonds to decline, increase the Company’s borrowing costs and make it economically ineffective for the Company to securitize its bonds.

Because our bonds are secured primarily by multifamily rental properties, increasing interest rates leading to higher mortgage rates may make it more difficult for buyers to obtain mortgage financing and may depress the prices buyers are willing to pay, thereby decreasing the value of our collateral and thus our bonds.

The value of our bond portfolio and the cash flow available to us to pay our debt and operate our business is dependent upon real estate and the risks related to real estate.

Because substantially all of our assets are secured by real estate, or consist of investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate. Most of these investments are directly or indirectly secured by multifamily rental properties, and therefore the value of these investments may be adversely affected by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate and bonds secured by these properties in particular. These possible negative factors include, among others: (i) increasing levels of unemployment and other adverse economic conditions, regionally or nationally; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the cost of our capital, the value of our bonds or the value of the real estate that secures the bonds; and (iv) lack of or reduced availability of mortgage financing.

Most of our investments derive their value from the cash flows generated by tenant leases. Many of the properties our investments finance have rent limitations that could adversely affect the ability to increase rents, as well as tenant income restrictions that may reduce the number of eligible tenants and, thus, occupancy rates at such properties. If, because of general economic conditions, local market conditions or property specific conditions, the tenants move out or cannot pay the rents charged on the specific units they lease, the owners (our borrowers) may not be able to lease the units to replacement tenants at full rent (or at all), in which case the cash flows from the properties may not be sufficient to pay interest on our bonds or loans and the value of our investments may decline. Real estate may also decline in value because of market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.

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

Our business was significantly affected by the disruptions in the credit markets over the past several years. Among other things, disruptions in credit markets have in the past and may in the future cause deterioration in the market for tax-exempt mortgage revenue bonds and other instruments that are a major part of our assets, and that deterioration could be significant. This has in the past and may in the future result in our having to reduce the carrying value of our bonds. In addition, while we are not directly exposed to the credit disruptions in the Eurozone, we could be negatively affected by any adverse impact these conditions might have on our economy or our capital partners.

We depend on the availability of securitization facilities.

All of our current bond securitization facilities have mandatory remarketing dates and mature prior to the time the underlying bonds mature or are expected to be redeemed. If we are unable to successfully remarket or replace our bond securitization facilities upon mandatory remarketings or as they mature, we might not be able to extend or refinance our bond related debt. If we are unable to maintain or obtain securitization facilities in the future or if we are unable to remarket the debt, we could experience reduced net interest income. If a significant number of bonds were liquidated to satisfy the termination of securitization facilities upon failed remarketings or maturities or if bond financing costs increased significantly, our financial condition and results of operations could be materially adversely affected.

Substantially all of our bonds are either encumbered by bond securitization trusts or serve as collateral for securitization facilities, and could be the subject of a forced sale or otherwise unavailable to us.

Substantially all of our bonds are either in securitization trusts or pledged as collateral for securitization facilities. In the event a securitized bond defaults in payment or a securitization trust cannot meet its obligations, all or a portion of the bonds held by the securitization trust or pledged in connection therewith may be sold to satisfy the securitized bond payment default or the obligations to the holders of the senior trust interests. In the event bonds are liquidated, no payment will be made to us except to the extent that the sale price received for the bond exceeds the amounts due on the senior obligations of the trust. In addition, if the value of the bonds within the securitization trusts or pledged as additional collateral decreases, we may be required to post cash or additional investments as collateral for such programs. In the event we have insufficient liquidity or unencumbered investments to satisfy these collateral requirements, certain bonds or other collateral within the securitization trusts or pledged in connection therewith may be liquidated by or at the direction of the secured party to reduce the collateral requirement. In such cases, we would lose the interest income from the bonds and our ownership interest in them. If a significant number of bonds or other collateral were liquidated, our financial condition and results of operations could be materially adversely affected.

A substantial portion of our bonds are subject to our New Bond Securitization Facility (See “Notes to Consolidated Financial Statements – Note 7, Debt”). The facility is subject to, among others, the following provisions: (i) a collateral ratio of at least 144% of the Class A certificates outstanding must be maintained, (ii) the percentage of bonds in payment default must remain below certain thresholds and (iii) the Class A Certificates must be remarketed in 2016. If (i) above is not maintained, all cash flow derived from all the bonds will be held back and not distributed to us until the collateral ratio is restored whereas if (ii) or (iii) above are not met, all cash flow derived from all the bonds that are not Trust Bonds (See “Notes to Consolidated Financial Statements – Note 7, Debt”) will be held back and not distributed to us until compliance is restored. In addition, in the event that a Trust Bond fails to pay its full debt service, interest income from certain of the bonds that are not Trust Bonds shall be used to pay the deficiency and an equal amount is required to be retained as collateral and not distributed to us until such bond default is cured or the associated Class A certificates are redeemed. In the event a bond that is not a Trust Bond fails to pay its full debt service, interest income from the bonds which are not Trust Bonds will be held back from us in the amount of the shortfall until such bond either pays its shortfall or is replaced by another bond.

Our bonds are illiquid and may be difficult to sell at fair value.

Substantially all of the Company’s bonds are illiquid, which could prevent sales at favorable terms and make it difficult to value the bond portfolio. Our bonds are generally unenhanced and unrated and, as a consequence, the purchasers of the Company’s bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market. This lack of liquidity complicates how the Company determines the fair value of its bonds as there is limited information on trades of comparable bonds. Therefore, there is a risk that if the Company needed to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., estimated fair value) of such bonds. If that occurred, we might not be able to repay all of our secured borrowings, in which case we would not be able to repay any of our unsecured borrowings.

Certain of our bonds are 30 or more days past due in principal and/or interest and others are at risk of becoming 30 or more days past due in principal and/or interest.

The aggregate unpaid principal balance (“UPB”) of bonds that were 30 or more days past due in either principal and/or interest at December 31, 2012 was $151.5 million, or 13.7% of our total bond portfolio UPB (based on all bonds - see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Bond Portfolio Summary”). We have adjusted the carrying value of our defaulted bonds, but the values realized could be even less if foreclosures were pursued or if our borrowers filed for bankruptcy protection. Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships) which is less than the debt service owed to us. These bonds are at risk of default if the partners of the borrowing partnerships or in some cases, guarantors of the partnerships’ debt, are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

The value of our tax-exempt investments could be adversely affected by changes in tax laws.

There can be no assurance that the government will not pass legislation that could adversely affect the value of our tax-exempt bonds. The government could make changes in tax or other laws, such as affordable housing incentive programs, that while not directly affecting our tax-exempt bonds, could make them less valuable to investors. For example, if the federal government were to lower marginal federal income tax rates, or phase out the tax-exempt nature of the interest income for all or higher income taxpayers, our bonds would likely decline in value. Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.

There are restrictions on the ability of our primary bond subsidiary to make distributions to us.

TEB had 93.6% of the carrying value of the Company’s bonds at December 31, 2012. While TEB’s preferred stock is owned by third parties, TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”) and the Company is the indirect owner of 100% of the equity interests in TEI. Under TEB’s operating agreement with its preferred shareholders, there are covenants related to limitations on cash distributions to TEI as well as the type of assets in which TEB can invest, the incurrence of leverage, limitations on issuance of additional preferred equity interests, and certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distribution of assets from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or a distribution other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to MuniMae if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to or on parity with the preferred shares outstanding. TEB was below its maximum incurrence levels for leverage and liquidation preference ratios at December 31, 2012 and has been since September 30, 2011.

Our common stock in TEB is pledged as collateral and we are subject to restrictions governing how we use our subsidiary’s cash flow.

All of TEB’s common stock is pledged to a creditor to support the Company’s collateral requirements related to certain debt and derivative agreements. The Company entered into a forbearance agreement with this creditor (“Counterparty”) in December 2009, which restricted the Company’s ability to utilize common distributions from TEB. On February 2, 2012, the Company entered into a further forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement until the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms. As part of the forbearance agreement and until satisfaction of the forbearance release terms, the Company must continue to use a portion of the common distributions from TEB to satisfy cash obligations owed to the Counterparty and cannot permit TEB to declare or make a permitted Restricted Payment distribution to the Company without prior written consent of the Counterparty. See “Notes to Consolidated Financial Statements –Note 6, Derivative Financial Instruments.”

If we are unable to successfully remarket TEB’s preferred shares, cash flows available for distribution could be reduced.

TEB’s preferred shares are subject to on-going remarketings. On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the shares at a price equal to par plus accrued but unpaid distributions, subject to a cap provided in each Series Exhibit (see “Notes to Consolidated Financial Statements – Note 12, Equity”). If the remarketing agent is unable to remarket the shares successfully, TEB could experience increases in payments to its preferred shareholders, which would result in reductions to its common distributions to the Company and those changes could be material.

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

In 2009, the SEC notified us that due to the Company’s delinquent filing status arising from our restatement of our financial statements for 2005 and prior years, the SEC could bring an administrative proceeding to revoke the Exchange Act registration of our common shares or could order the suspension of trading in our common shares. The SEC staff has not taken any further action. When we completed the restatement we made a comprehensive filing, but we did omit some information required to be included in such a filing. Consequently, although we have completed our restatement and have, since November 2010, been making all currently due filings with the SEC, we cannot provide any assurance that the SEC will not take any action in light of our past filing delinquencies and deficiencies, or management not completing its assessment of the effectiveness of our internal control over financial reporting for prior periods. Any substantial action against us by the SEC could adversely affect our business and our results of operations.

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

Although we sold our low income housing tax credit business, we retained our GP interest in certain LIHTC Funds for which we have guaranteed the availability of tax benefits and minimum returns on investment to the LIHTC Funds’ investors. In some cases we sold our interest in LIHTC Funds where we made other types of guarantees and we have indemnified the purchaser from investor claims related to those guarantees. We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees. The ability of investors in tax credit equity funds to benefit from low income housing tax credits requires that the partnerships in which those funds invest operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it. Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees. If we were to become obligated to perform on these guarantees our financial condition and results of operation would suffer.

The value of our investment in and cash flow from our International Operations could fluctuate with changes in the relative value of the dollar, euro and South African rand.

The net assets and operations of IHS are denominated in euro and rand.  In addition, our co-investment in the South Africa Workforce Housing Fund SA I (“SA Fund”) is denominated in rand.  We do not hedge these exposures and may experience losses as the value of our holdings in IHS and the SA Fund fluctuate with changes in foreign exchange rates of both the euro and the rand relative to the dollar.  In addition, our SA Fund borrows money in US dollars from the Overseas Private Investment Corporation and the SA Fund itself therefore has dollar to rand currency risk and even though this risk is currently being hedged by the SA Fund with foreign currency derivatives, these borrowings or hedges could adversely impact the SA Fund’s results and the value of our investment. See “Notes to Consolidated Financial Statements - Note 1, Description of Business and Basis of Presentation” for more information regarding our interests in IHS and the funds.

Our International Operations have foreign government risk and stability risk.

Foreign governments have different laws and policies than the US government. They may change their laws and policies in ways which harm or limit our operations. They may compete directly with us. They may nationalize our operations without fair compensation to us. They may enact laws that make it more difficult for foreign companies to do business, thereby giving local competitors an advantage. South Africa and other countries impose exchange controls that regulate how money enters and leaves the country. These laws could be changed in ways that are adverse to us. We are very limited in our ability to anticipate, control or counteract these risks.

Foreign countries have social and economic stability risks that are different than the US. South Africa has experienced some social unrest in the past year and if that were to continue our operations and investments there could be adversely affected.

The application of international tax regimes could substantially affect our after tax results of operations from International Operations.

The taxation of income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically. We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the US. These tax consequences are also governed by international treaties. If any of these laws or treaties change, it could impact our projected after tax results and the impact could be substantial.

Our International Operations are subject to different real estate risks than our US Operations, including laws and customs related to real estate ownership and finance.

Our SA Fund invests in real estate in South Africa. While many of the risks are similar to investing in US real estate, there are legal differences and market differences that may adversely impact our operations and our results. The SA Fund investments include for-sale units. If purchasers have difficulty obtaining mortgage or other financing, unit sales and, therefore, the value of our interest in the SA Fund could be adversely affected.

Our second South Africa fund may invest some of its capital in Sub-Sahara countries other than South Africa. We will have the risks described above with respect to our existing SA Fund with respect to those countries as well as the general risks associated with beginning new operations in a country in which we have not previously invested.

Risks Relating to Ownership of Our Shares

Our Board of Directors (“Board”) can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, our Board can authorize, without any requirement of shareholder approval, the issuance of an unlimited number of common shares. Although New York Stock Exchange (“NYSE”) rules previously imposed some limitations on our ability to issue shares without shareholder approval, our shares are not currently listed on the NYSE. Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders. Our Board can also authorize, without any requirement of shareholder approval, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting. This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

Our shareholders may be taxed on their respective shares of our taxable income, even if we do not make distributions to them.

We are a limited liability company, not a corporation, and we have elected to be taxed as though we were a partnership. Because of that, our taxable income and loss, and our other tax attributes (including the tax-exempt nature of some of the interest we receive) are treated, at least for federal income tax purposes, as the taxable income or loss and other tax attributes, of our shareholders. That avoids the double tax to which corporations and their shareholders usually are subject, and enables our shareholders to benefit from the fact that a portion of our income is exempt from federal income tax. However, because we pay no dividends and have no present plan to pay any, if we have taxable income, our shareholders will be taxed on sums they do not receive, since under the rules of partnership taxation our shareholders are taxed based on our taxable income and not on our distributions. In addition, much of our tax-exempt income is subject to the AMT for federal income tax purposes and shareholders who are subject to the AMT could be subject to tax on such income even if we do not distribute it. While we may at times pass through taxable losses, we consistently pass through to our shareholders for tax purposes our tax-exempt interest income and some taxable interest income. In addition, as a result of the rules applicable to partnership taxation, shareholders who have a low basis in our shares may have capital gains allocated to them from transactions we enter into, even when the Company itself had a capital loss.

Provisions of our Operating Agreement may discourage attempts to acquire us.

Our Operating Agreement contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us. Those provisions are:

•	If any person or group acquires 10% or more of our shares, that person or group cannot, with a very limited exception, (1) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board approved the business combination or approved the acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest; or (2) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our Board and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.

•	If any person or group makes an acquisition of our shares that causes the person or group to be able to exercise one-fifth or more but less than one-third of all voting power of our shares, one-third or more but less than a majority of all voting power of our shares, or a majority or more of all voting power of our shares, the acquired shares will lose their voting power, except to the extent approved at a meeting by the vote of two-thirds of the shares not owned by the person or group, and we will have the right to redeem, for their fair market value, any of the acquired shares for which the shareholders do not approve voting rights.

•	One third of our directors are elected each year to three-year terms. That could delay the time when someone who acquires voting control of us could elect a majority of our directors.

The above provisions could deprive our shareholders of opportunities that might be attractive to many of them.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 9,000 square feet of office space pursuant to a lease that expires in January 2017.  We have a second Baltimore lease for approximately 21,000 square feet which is subleased to a third party tenant at market rates.  We also have an office in Tampa, Florida where we lease approximately 34,000 square feet of office space pursuant to a lease that expires in 2016; approximately 74% of this space is subleased to a third party tenant at market rates and we are seeking to sublease the balance. We are also the counterparty on a lease for office space in Boston, Massachusetts (approximately 39,000 square feet); however, this entire space is subleased on terms equal to our lease. The sublease and lease expire in January 2015.

The majority of our IHS subsidiary’s employees are located at IHS’s office in Johannesburg, South Africa, where IHS leases approximately 5,400 square feet of office space pursuant to a lease agreement that expires on June 30, 2013. On February 19, 2013, IHS entered into a new lease agreement that terminates June 30, 2018 for approximately 4,000 square feet of new office space in Johannesburg, South Africa.

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

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. Plaintiffs have appealed the Court’s ruling. As of December 31, 2012, based on the Company’s exposure under the remaining counts, the Company believes it is probable that it will settle this case for $0.5 million or less and as such the Company has a contingent obligation for $0.5 million (reported through other liabilities). If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over the counter market (Pink Sheets) under the symbol “MMAB” The following table shows the high and low sales prices for our common stock during the years ended December 31, 2012 and 2011 as indicated in consolidated trading reported by the over the counter market quotation system known as the Pink Sheets.

Common Shares
High/Low Prices
Fiscal Quarter	2012	2011
First	$0.49-0.18	$0.13-0.11
Second	0.48-0.27	0.21-0.11
Third	0.32-0.23	0.17-0.11
Fourth	0.40-0.21	0.28-0.13

Our Board has not declared a dividend since the fourth quarter of 2007. It is unlikely that we will pay a dividend in the foreseeable future.

On March 18, 2013, there were approximately 1,850 holders of record of our common shares.

Unregistered Sales of Equity Securities

None for the year ended and at December 31, 2012.

Issuer Purchases of Equity Securities

None for the year ended and at December 31, 2012.

Item 6.    SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s primary business is the management of its bond portfolio which is comprised primarily of tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. The vast majority of the Company’s operating cash flows are generated from the Company’s bond portfolio. MuniMae is also the GP and manager of certain LIHTC Funds.

International Operations

Substantially all of the Company’s International Operations take place through IHS, which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa, and to a lesser extent, Sub-Saharan Africa. In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is based on the selection and application of US generally accepted accounting principles (“GAAP”), which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements. These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain. We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances available to us at the time. Actual results could materially differ from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value base on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $2.3 million of net unrealized losses reflected in our bond portfolio at December 31, 2012. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

Consolidated Funds and Ventures (“CFVs”)

We have numerous investments in partnerships and other entities that primarily hold or develop real estate. In most cases our direct or indirect legal interest in these entities is minimal; however, we apply ASC No. 810 “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

•	The determination as to whether an entity is a variable interest entity (“VIE”).

•	If the entity is considered a VIE, then the determination of whether we are the primary beneficiary of the VIE is needed and requires us to make judgments regarding: (1) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE. These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make such an analysis difficult and highly judgmental.

•	If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and, as such, there are judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

Income Taxes

We own interests in various subsidiaries, some of which are corporations subject to federal and state income taxes and others of which are pass-through entities for tax purposes. Pass-through entities do not pay taxes; they pass their income (and other tax attributes) through to the owners of the equity interests in such entities. Municipal Mortgage & Equity, LLC is a pass-through entity, and therefore, all of its income (and loss), including its share of pass-through income (and other tax attributes), is allocated to our common shareholders. We do not have a liability for federal and state income taxes related to our pass-through income. However, because we have several taxable subsidiaries (i.e., corporations), a portion of our income is subject to federal and state income taxes.

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

The table below summarizes our consolidated financial performance for the years ended December 31, 2012 and 2011:

Table 1
(in thousands)	2012	2011
Total interest income	$65,791	$82,167
Total interest expense	26,659	35,526
Net interest income	39,132	46,641

Total fee and other income	8,286	9,327
Revenue from CFVs	25,084	6,975

Total revenues, net of interest expense	72,502	62,943
Operating expenses:
Interest expense	18,565	21,498
Operating expenses	28,711	28,380
Impairment on bonds and provision for loan losses	1,570	13,673
Total expenses from CFVs	41,359	31,843
Total operating expenses	90,205	95,394

Net (losses) gains on assets, derivatives and extinguishment of liabilities	(1,693)	4,383
Net gains due to real estate consolidation and foreclosure	5,404	13,329
Net gains related to CFVs	12,441	12,241
Equity in losses from Lower Tier Property Partnerships	(39,391)	(35,751)
Loss from continuing operations before income taxes	(40,942)	(38,249)
Income tax expense	(101)	(239)
Income from discontinued operations, net of tax	2,382	19,679
Net loss	(38,661)	(18,809)

(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,443)	(9,598)
Net losses allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	50,246	56,197
Related to discontinued operations	973	208
Net income to common shareholders	$3,115	$27,998

For the year ended December 31, 2012, as reported in the Company’s segment disclosures (see “Notes to Consolidated Financial Statements - Note 18, Segment Information”), the US Operations generated net interest income and other revenue of $55.9 million and net income allocable to the common shareholders of $5.4 million. The majority of the revenue earned by the US Operations was interest income from the Company’s bond portfolio, which was then partially offset primarily by bond-related and corporate-related interest expense as well as distributions on preferred shares financing the bond portfolio and general operating expenses including salaries and benefits, professional fees and general and administrative expenses. For the year ended December 31, 2012, as reported in the Company’s segment disclosures, the International Operations reported a loss to the common shareholders of $2.3 million which was primarily comprised of $3.7 million of asset management fees earned from the management of the SA Fund which were more than offset by general operating expenses of $6.4 million which were mainly driven by salaries and benefits.

Net interest income

The following table summarizes our net interest income for the years ended December 31, 2012 and 2011:

Table 2
(in thousands)	2012	2011
Interest income:
Interest on bonds	$64,916	$79,947
Interest on loans and short-term investments	875	2,220
Total interest income	65,791	82,167
Asset Related Interest expense:
Senior interest in and debt owed to securitization trusts	13,011	15,116
Mandatorily redeemable preferred shares	8,231	11,056
Notes payable and other debt, bond related	2,991	5,639
Notes payable and other debt, non-bond related	2,426	3,715
Total interest expense	26,659	35,526
Total net interest income	$39,132	$46,641

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio.

Total net interest income decreased by 16.1% or $7.5 million, for the year ended December 31, 2012 as compared to 2011.

Interest income on bonds decreased $15.0 million. This decline was partly due to a decrease in the weighted average effective interest rate of 11 bps to 6.25%; however, the decrease was mainly due to a decline in the weighted average bond UPB year over year of $219 million (from $1.2 billion in 2011 to $1.0 billion in 2012) due primarily to redemption activity and principal amortization. Also contributing to the decline in the weighted average bond UPB was the consolidation of eleven properties by a consolidated non-profit entity during 2011 and 2012 ($88.9 million). Upon consolidation, our bonds were eliminated against the corresponding mortgage payable of each property and the interest income associated with these bonds was reported through an allocation of income as opposed to interest income reflected in the table above. Reporting our bond interest income as an allocation of income upon consolidation resulted in a decline of reported interest income of $3.8 million year over year with a corresponding increase of interest income reported as an allocation of income of $3.4 million year over year (see Table 10 below) and an increase of interest income reported through discontinued operations of $0.8 million year over year (see Table 12 below).

Interest income on loans and short-term investments decreased $1.3 million, mainly due to a decline in the weighted average loan UPB year over year of $43.4 million (from $86.6 million in 2011 to $43.2 million in 2012) due to loan sale and payoff activity. In addition, the average interest rate declined 61 bps to 1.82% mainly due to higher coupon performing loans paying off during 2012 and 2011.

Asset related interest expense (i.e., interest expense associated with debt which finances interest-bearing bond and non-bond assets) decreased 25.0% or $8.9 million during 2012 as compared to 2011. A decline in bond related interest expense drove $7.6 million of this reduction, of which $2.8 million was due to a decline in the weighted average balance of our mandatorily redeemable preferred shares of $29.9 million. Interest expense associated with our bond related notes payable and other debt declined $2.7 million due to a $16.5 million reduction in the weighted average balance of this debt, coupled with a 251 bps reduction in the average effective interest rate. Bond related interest expense also declined by $2.1 million due to a $68.0 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a 2 bps reduction in the average interest rate on the variable rate portion of this debt. Non-bond related interest expense declined $1.3 million during 2012 as compared to 2011 due to an $18.2 million reduction in the weighted average balance of our non-bond related notes payable and other debt. The non-bond debt declined year over year as a result of related asset dispositions.

Other interest expense

Table 3
(in thousands)	2012	2011
Other Interest expense:
Subordinate debentures	$14,774	$16,169
Notes payable and other debt	3,791	5,329
Total other interest expense	$18,565	$21,498

Other Interest expense (which includes interest expense associated with debt which does not finance interest-bearing assets) decreased 13.6% or $2.9 million during 2012 as compared to 2011. Other operating related interest expense declined $1.5 million as a result of an $11.7 million reduction in the weighted average balance of our notes payable and other debt. Notes payable and other debt declined year over year mainly due to a sale of real estate serving as collateral to this debt. The remaining $1.4 million decline in other interest expense was primarily a result of our discounted repurchases of $42.7 million of subordinate debentures during 2012 which decreased our effective borrowing rate.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2012 and 2011:

Table 4
(in thousands)	2012	2011
Income on preferred stock	$5,749	$6,228
Asset management and advisory fees	882	913
Syndication fees	206	339
Other income	1,449	1,847
Total fee and other income	$8,286	$9,327

Fee and other income decreased by 11.2%, or $1.0 million, for the year ended December 31, 2012 as compared to 2011 mainly due to declines in income on preferred stock and other income.

Income on preferred stock recognized in 2012 decreased $0.5 million as compared to 2011 due to 5,000 Series A Preferred units being redeemed at par for $5.0 million in July 2012.

Other income decreased $0.4 million year over year mainly due to a $0.7 million recovery of previously reserved asset management fees related to our LIHTC Funds in 2011 as well as $0.2 million of proceeds received during 2011 related to corporate matters, neither of which were repeated during 2012. These decreases were partially offset by the recognition of $0.5 million of previously collected purchase option payments associated with the termination of an option agreement with a counterparty to purchase land owned by the Company during 2012.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2012 and 2011:

Table 5
(in thousands)	2012	2011
Salaries and benefits	$10,428	$10,945
General and administrative	5,032	5,150
Professional fees	6,764	8,634
Other expenses	6,487	3,651
Total operating expenses	$28,711	$28,380

Total operating expenses increased 1.2%, or $0.3 million, mainly due to an increase in other expenses which were largely offset by declines in professional fees as well as declines in salaries and benefits.

Other expenses primarily includes depreciation and amortization, guarantee expense, asset management costs, asset workout expenses and costs related to our ownership of real estate. Other expenses increased $2.8 million year over year mainly due to $1.2 million of restructuring fees incurred in the fourth quarter 2012 related to subordinated debt repurchases and the related extension of the interest pay rate concession. Other expenses recognized in 2012 were also higher than 2011 due to a $0.5 million contingent obligation related to litigation exposure that was recorded in 2012. We also recognized $0.3 million of operating losses in 2012 associated with a rental property that we took control of during first quarter of 2012. Lastly, during the fourth quarter 2011 approximately $0.5 million of unrealized foreign currency translation gains which were recorded within accumulative other comprehensive income (“AOCI” - a component of equity) were transferred into the consolidated statement of operations as a result of the closing of an IHS subsidiary; this activity was not repeated in 2012.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $1.9 million for the year ended December 31, 2012 as compared to 2011. This decrease was mainly due to a $1.0 million reduction in legal expenses. Additionally, consulting costs decreased $0.9 million as a result of reduced dependence on accounting related consultants.

Salaries and benefits, excluding employees of IHS, decreased $0.4 million year over year to $6.4 million for the year ended December 31, 2012 mainly due to a decline in the average number of employees from 35 during 2011 to 31 during 2012. Salaries and benefits related to employees of IHS decreased $0.1 million year over year to $4.0 million for the year ended December 31, 2012. This decrease was primarily driven by a decrease in bonuses, partially offset by an increase in the average number of employees from 24 during 2011 to 27 during 2012.

Impairment on Bonds and Provision for Credit Losses

The following table summarizes our bond impairments and our provision for credit losses for the years ended December 31, 2012 and 2011:

Table 6
(in thousands)	2012	2011
Impairment on bonds	$7,217	$12,815
Net loan loss (recovery) provision	(5,647)	858
Total impairments	$1,570	$13,673

Impairment on bonds decreased $5.6 million for the year ended December 31, 2012 as compared to 2011. During 2012, our bond impairments were the result of $5.1 million of impairments on our performing bond portfolio, which were driven by fluctuations in individual property performances, and $2.1 million of impairments on non-performing bonds. During 2011, our bond impairments were the result of $9.9 million of impairments on our performing bond portfolio, which were driven by fluctuations in individual property performances, and $2.9 million of impairments on non-performing bonds, of which $1.7 million related to one bond with a UPB of $2.5 million and fair value of zero at December 31, 2011.

The Company recognized $5.6 million in recoveries of previously recognized loan losses during 2012 primarily related to the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing as well as a $3.7 million valuation allowance recovery associated with a senior mortgage loan which paid off at par during the fourth quarter 2012. During 2011, we recognized a $0.6 million provision on two bridge loans with a UPB of $7.4 million, and a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Net Gains on Assets, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the years ended December 31, 2012 and 2011:

Table 7
(in thousands)	2012	2011
Net realized gains on bonds	$1,397	$13,465
Net gains (losses) on loans	332	(835)
Net losses on derivatives	(1,648)	(8,999)
Net losses on sale of real estate	(15)	(123)
Net (losses) gains on early extinguishment of liabilities	(1,759)	875
Total net (losses) gains on bond, loans, derivatives and early extinguishment of liabilities	$(1,693)	$4,383

Net gains on bonds decreased by $12.1 million for the year ended December 31, 2012 as compared to 2011. During 2012 the net gains of $1.4 million were primarily the result of gains taken on the redemptions of six bonds with a UPB of $35.5 million. The net gains of $13.5 million recorded during 2011 were primarily the result of $8.5 million gains taken on the sales or redemptions of 19 bonds with a UPB of $139.0 million, much of this representing a reversal of previously recorded impairments. Additionally, we recorded a gain of $5.0 million on a bond still held in our portfolio at December 31, 2011, as a result of cash received on partial bond redemption which was greater than the bond's total amortized cost.

For the year ended December 31, 2012, net losses on early extinguishment of liabilities were $1.8 million as compared to net gains of $0.9 million during 2011. During 2012, we recorded losses of $2.0 million in the fourth quarter associated with the replacement of our securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013 as well as losses of $0.3 million associated with the early termination of five securitization trusts. These losses were partially offset by gains of $0.5 million on repurchases of mandatorily redeemable preferred shares. During 2011, we recorded gains of $1.2 million on repurchases of mandatorily redeemable preferred shares, partially offset by losses of $0.3 million associated with the early termination of nine securitization trusts.

For the year ended December 31, 2012, gains on loans were $0.3 million as compared to losses of $0.8 million during 2011. The $0.3 million of gains recorded during 2012 related to cash proceeds received on loans which had no recorded carrying value. For the year ended December 31, 2011, we recorded lower of cost or market (“LOCOM”) losses of $1.0 million, partially offset by $0.2 million of recoveries.

Net losses on derivatives reflect mark-to-market adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end. In addition to the fair value adjustments, these amounts also include net interest accrued during the period on interest rate swaps and total return swaps, as well as gains or losses at sale or termination. Net losses on derivatives declined by $7.4 million for the year ended December 31, 2012 as compared to 2011. The majority of this decline ($4.2 million) was due to a smaller decline in interest rates in 2012 as compared to 2011. More specifically, we recognized unrealized losses of $3.3 million during 2011 as compared to unrealized gains of $0.9 million during 2012. Net interest paid on our swaps declined by $1.4 million year over year, primarily due to the termination of derivative agreements. We also recognized $1.8 million in gains during 2012 related to terminated derivatives as compared to no termination activity during 2011.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the years ended December 31, 2012 and 2011:

Table 8
(in thousands)	2012	2011
Net gains due to real estate consolidation and foreclosure	$5,404	$13,329

Net gains due to real estate consolidation and foreclosure were $28.0 million during 2011 ($14.7 million of which is included in discontinued operations see Tables 11 and 12 below). The gains recorded in 2011 were primarily due to seven properties that were consolidated by a non-profit entity on October 1, 2011 (the non-profit entity is consolidated by the Company). Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property. At the time of consolidation, the UPB of these bonds was $92.6 million and the cumulative impairments and unrealized gains associated with these bonds were $28.0 million and $28.0 million, respectively. Upon consolidation, the bonds were eliminated from our consolidated balance sheet and thus the unrealized gains which were recorded within AOCI were transferred out of equity into the consolidated statement of operations. This increased our net income attributable to the common shareholders by $28.0 million, but caused a $28.0 million decline in other comprehensive income, thereby having no impact on overall equity.

During 2012, net gains due to real estate consolidation and foreclosure were $5.4 million. On April 30, 2012, the non-profit entity referred to above was assigned the GP interest in a property for which the Company provided debt financing. On April 30, 2012, we estimated the fair value of our bond interest to be $12.5 million, of which $2.0 million was recorded as an increase to AOCI at the date of consolidation. The UPB of our bond interest was $12.8 million and cumulative impairments and cumulative unrealized gains were $2.9 million and $2.6 million, respectively (including the $2.0 million increase discussed above), at the date of consolidation. Upon assignment of the GP interest, the property was consolidated and our bonds were eliminated against the corresponding mortgage payable of the property. As a result, the unrealized gains of $2.6 million which were recorded within AOCI were transferred out of equity into the consolidated statement of operations.

On August 8, 2012, the non-profit entity was assigned the GP interest in three properties for which the Company provided debt financing. On August 8, 2012, we estimated the fair value of our bond interests to be $19.0 million, of which $1.0 million was recorded as an increase to AOCI at the date of consolidation. The UPB of our bond interests was $27.0 million and cumulative impairments and cumulative unrealized gains were $9.8 million and $1.8 million, respectively (including the $1.0 million increase discussed above), at the date of consolidation. Upon assignment of the GP interest, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $1.8 million which were recorded within AOCI were transferred into the consolidated statement of operations.

Also on August 8, 2012, the Company acquired three parcels of land serving as collateral to two bonds. On August 8, 2012, the carrying value of the Company's bonds was $2.6 million, with a UPB of $5.9 million, cumulative impairments of $4.3 million previously recognized through the consolidated statement of operations and cumulative unrealized gains of $1.0 million previously reported through AOCI. As a result of the Company's converting its bond investments to investments in real estate, the Company recognized unrealized gains of $1.0 million through the consolidated statement of operations which had a corresponding decrease in AOCI and, therefore, no impact on overall common shareholders’ equity.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our loss related to funds and ventures that are consolidated for the years ended December 31, 2012 and 2011:

Table 9
(in thousands)	2012	2011
Revenue:
Rental and other income from real estate	$18,115	$4,683
Interest and other income	6,969	2,292
Total revenue	25,084	6,975

Expenses:
Depreciation and amortization	9,014	5,016
Interest expense	1,745	866
Other operating expenses	17,281	7,852
Asset impairments	13,319	18,109
Total expenses	41,359	31,843

Net gains (losses) related to CFVs:
Unrealized gains on investments	13,143	11,369
Derivative (losses) gains	(532)	1,323
Net loss on sale of properties	(170)	(451)
Equity in losses from Lower Tier Property Partnerships of CFVs	(39,391)	(35,751)
Net loss	(43,225)	(48,378)
Net losses allocable to noncontrolling interests from CFVs	49,722	55,867
Net income allocable to the common shareholders	$6,497	$7,489

The details of Net income allocable to the common shareholders for the years ended December 31, 2012 and 2011 are as follows:

Table 10
(in thousands)	2012	2011
Interest income	$5,213	$1,465
Asset management fees	5,459	7,532
Guarantee fees	1,383	1,374
Equity in losses from Lower Tier Property Partnerships	(4,312)	(2,770)
Equity in income from SA Fund	336	200
Other expense	(1,582)	(312)
Net income allocable to the common shareholders	$6,497	$7,489

The Company’s interest income, asset management fees and guarantee fees are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income. Interest income is primarily related to bonds that were eliminated when we consolidated the properties that collateralize the bonds. Asset management fees are from managing the SA Fund and LIHTC Funds. Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield. Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event that a LIHTC Fund’s investment in a Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount. Equity in income from SA Fund is our share of the SA Fund’s net income based on our 2.7% equity interest in the SA Fund.

Net income allocable to the common shareholders related to CFVs decreased $1.0 million for the year ended December 31, 2012 as compared to 2011 mainly due to declines in asset management fees, equity in losses from the Lower Tier Property Partnerships and other expenses all of which were largely offset by increases in interest income.

Asset management fees declined by $2.1 million, of which $2.7 million related to a decline in fees (asset management fees as well as expense reimbursements) from the SA Fund. Asset management fees from the SA Fund declined by $1.9 million as the payment structure transitioned from fees based on committed capital to fees based on invested capital. Reimbursement revenue for services provided to the SA Fund, the cost of which is included in salaries and benefits and general and administrative expense, also declined by $0.8 million. The decline in SA Fund related fees was partially offset by a $0.6 million increase in asset management fees related to our Tax Credit Equity Funds. Equity in losses from Lower Tier Property Partnerships also increased $1.5 million year over year. Other expense increased $1.3 million as the result of impairment on a loan made from a LIHTC Fund to a Lower Tier Property Partnership. These losses were partially offset by an increase in interest income. Interest income increased $3.4 million due to bond interest income that is now recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds (see Table 2 discussion above).

Net Income (Loss) to Common Shareholders from Discontinued Operations

The table below summarizes our net income (loss) from discontinued operations for the years ended December 31, 2012 and 2011:

Table 11
(in thousands)	2012	2011
Sublease income	$1,476	$1,476
Other income	333	340
Income from CFVs (primarily rental income)	6,163	1,597
Income from REO operations	57	916
Rent expense	(1,476)	(1,476)
Other expenses	126	250
Expenses from CFVs (primarily operating expenses)	(9,477)	(1,599)
Net gains due to real estate consolidation	–	14,663
(Loss) Income from operations	(2,798)	16,167
Disposal:
Net gains on sale of real estate	–	3,512
Net gains related to CFVs	5,180	–
Net income from discontinued operations	2,382	19,679
Loss from discontinued operations allocable to noncontrolling interests	973	208
Net income to common shareholders from discontinued operations	$3,355	$19,887

The details of net income to common shareholders from discontinued operations for the years ended December 31, 2012 and 2011 are as follows:

Table 12
(in thousands)	2012	2011
Interest income	$1,034	$266
Income from REO operations	57	916
Other income	497	590
Guarantee expense	(1,554)	(60)
Net gains on bonds	3,321	–
Net gains due to real estate consolidation	–	14,663
Net gains on sale of real estate	–	3,512
Net income to common shareholders from discontinued operations	$3,355	$19,887

At September 30, 2012, a non-profit entity that the Company consolidates classified two of its multifamily property partnerships acquired in fourth quarter 2011 as held-for-sale and determined that the sales qualified for discontinued operations reporting. The Company provided bond financing to these multifamily properties that were previously eliminated and the Company has guaranteed the principal and timely interest payments of certain debt owed by these real estate property partnerships to a third party debt holder.  In December 2012, one of the properties was sold for a net gain, and, at December 31, 2012, the other property continues to be classified as held-for-sale.  The most significant change in the activity reported through discontinued operations is related to these two real estate property partnerships.

Net income to common shareholders from discontinued operations decreased $16.5 million for the year ended December 31, 2012 as compared to 2011.  The majority of this decline ($14.7 million) was a result of net gains recognized during 2011 associated with the consolidation of the two multifamily partnerships discussed above (refer to Table 8 above for further details).  During 2012, the Company’s guarantee exposure on the real estate property partnerships’ debt discussed above increased $1.5 million; however, this is partially offset by a $0.8 million increase in interest income received from these partnerships during 2012 related to the Company’s bonds, which is recorded as an allocation of income subsequent to the consolidation of the partnerships.

In December 2012, the sale of the property referenced above resulted in a $12.0 million gain on bonds.  As part of the initial consolidation of this property, during the fourth quarter 2011, $8.7 million of previously unrealized gains associated with our bond were recognized (included in the $14.7 million referenced above).  As a result, the overall impact of the sale transaction to the Company was a net gain of $3.3 million.  During 2011, we recognized net gains on sale of real estate of $3.5 million and net operating income of $0.9 million associated with a senior living facility classified as real estate owned which was disposed of in the fourth quarter 2011.

Bond Portfolio Summary

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting (“All Bonds”). Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures”. At December 31, 2012, all of the properties securing the Company’s multifamily rental housing bonds have completed construction and lease up with no future funding required from the Company, and have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	December 31, 2012		December 31, 2011 (1)		December 31, 2010 (1)
Total Bond Portfolio:
Total number of bonds	139		147		167
Total number of properties	112		118		134
UPB (2)	$1,108,209		$1,183,165		$1,357,789
Fair value (2)	1,094,475		1,129,311		1,239,955
Fair value to UPB %	98.8%		95.4%		91.3%
Weighted average pay rate, for the twelve months ended (3)	5.81	%(4)	5.97%		5.84%
Weighted average coupon, for the twelve months ended (5)	6.45%		6.46%		6.47%

Total Bonds 30+ days past due:
Total number of bonds	19		15		15
Total number of properties	15		14		13
UPB	$151,506		$113,409		$151,442
Percentage of total portfolio (UPB)	13.7%		9.6%		11.2%
Fair value	$123,801		$86,269		$100,811
Percentage of total portfolio (FV)	11.3%		7.6%		8.1%
Weighted average pay rate, for the twelve months ended (3)	3.73%		3.23%		1.95%
Weighted average coupon, for the twelve months ended (5)	7.25%		6.80%		6.80%

Multifamily Housing Bonds (Affordable Bond Portfolio):
Total number of bonds	131		137		150
Total number of properties	109		114		127
UPB	$1,022,096		$1,079,931		$1,186,290
Percentage of total portfolio (UPB)	92.2%		91.3%		87.4%
Fair value	$1,009,238		$1,033,503		$1,099,255
Number of bonds 30+ days past due	15		15		12
Number of properties 30+ days past due	14		14		12
UPB of bonds 30+ days past due	$121,681		$113,399		$125,347
Percentage of multifamily bonds 30+ days past due (UPB)	11.9%		10.5%		10.6%
Fair value of bonds 30+ days past due	$95,536		$86,269		$92,200
Debt service coverage ratio, for the twelve months ended (6)	1.11	x	1.08	x	$1.07	x
Debt service coverage ratio excluding 30+ days past due, for the twelve months ended (6)	1.19	x	1.15	x	1.14	x

(1)	The information for December 31, 2011 and 2010 has been revised to reflect All Bonds. In the Company’s Form 10-K for the year ended December 31, 2011, this information was based on Reported Bonds.

(2)	Included in these amounts are 18 bonds which the Company eliminated as a result of consolidation accounting. At December 31, 2012, these 18 bonds had an UPB of $123.9 million and a fair value of $125.1 million, including $10.4 million of net unrealized mark to market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures” for more information.

(3)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period.

(4)	The weighted average pay rate for the year ended December 31, 2012 does not include $6.8 million of deferred interest collected in connection with a subordinate bond redemption during the fourth quarter of 2012. This adjustment is intended to facilitate disclosure of recurring capacity of the underlying properties to pay debt service over time.

(5)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(6)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end for bonds still held in the portfolio at December 31, 2012.

Summary Valuation Results

During the year ended December 31, 2012, we recorded net unrealized gains of $34.3 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income largely due to a 38 bps decrease in market yields on performing bonds still held in the portfolio at December 31, 2012.  During the year ended December 31, 2011, we recorded net unrealized gains of $33.0 million on our Reported Bonds through other comprehensive income largely due to a 47 bps decrease in market yields on our performing bonds still held in the portfolio at December 31, 2011. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bonds are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.29% and 6.70% at December 31, 2012 and 2011, respectively.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest in uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate for the bonds that are past due in either principal or interest averaged 8.3% and 9.3% at December 31, 2012 and 2011, respectively. The capitalization rate averaged 7.0% and 7.9% at December 31, 2012 and 2011, respectively. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value.

The lack of liquidity in the bond markets in which the Company transacts, coupled with the significant judgments that are inherent in our valuation methodologies, results in a risk that if the Company needed to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., the fair value) of such bonds.

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

Portfolio Credit Quality

As indicated in the table above, 92.2% of All Bonds (based on UPB) finance multifamily rental properties, of which the vast majority are affordable rental properties (“Affordable Bond Portfolio” - affordable meaning rental units with tenant income restrictions that may also have rent restrictions and government subsidies). Beginning in early 2010 and continuing through 2012, there has been a general improvement in the apartment (rental) market as a result of the improved US economy and the decrease in homeownership across the US as households either cannot access mortgage credit or have determined renting to be a better option. We believe our Affordable Bond Portfolio’s performance bottomed out in 2010 and has improved through 2012, similar to the apartment market.

For our Affordable Bond Portfolio, we have seen modest but steady increases in debt service coverage and occupancy as well as stabilization in the number of watch-listed assets over multiple quarters through 2012. Even though we have seen an overall improvement in the performance of the rental properties serving as collateral to our bonds, near the end of 2012 we started to see an increase in the number of defaulted bonds due specifically to property developers or tax credit syndicators being unable or unwilling to fund operating deficits. In our Affordable Bond Portfolio, at December 31, 2012, there were 20 performing mortgage revenue bonds with an UPB of $109.8 million that were operating with debt service coverage less than 0.9x. Through December 31, 2012, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. Even if these bonds become 30 days or more past due because the property developers or tax credit syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows. For example, during 2012, the Company collected the full contractual principal and interest payments on these 20 bonds, of which 75% was funded by the rental properties and the remaining 25% was funded by a combination of developers and syndicators.

The Company also has a small portfolio of bonds that finance infrastructure improvements for large residential or commercial development projects (5.3% of All Bonds). These bonds are commonly referred to as Community Development District (CDD) bonds in Florida or Community Development Authority (CDA) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, have put stress on this portfolio. As such, in 2010 and 2011 we actively sold much of this portfolio and at December 31, 2012, this portfolio consisted of only two developments financed by six bond instruments with an UPB of $59.0 million and a carrying value (i.e., fair value) of $58.2 million. At December 31, 2012, one development, financed by four bonds, was 30 days or more past due.   The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Geographic Concentration

The Company also tracks the geographic distribution of its Affordable Bond Portfolio and at December 31, 2012, approximately 99.4% of the portfolio’s UPB was dispersed among 52 Metropolitan Statistical Areas (“MSA”). Approximately 0.6% of the portfolio’s UPB is not within an MSA. Approximately 44.7% of the portfolio’s UPB is concentrated in six metropolitan regions (Atlanta MSA, Austin MSA, Dallas and Fort Worth MSAs, Houston MSA, Los Angeles MSA and San Antonio MSA) ranging from 4.6% to 11.8 % of the total affordable portfolio. The highest concentration of 11.8% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market has been weak, the overall performance of our affordable portfolio there has stabilized but at low levels and the bonds that are 30 days or more past due in the Atlanta MSA make up a disproportionate share, at 36.8%, of the total affordable bonds that are 30 days or more past due.

Subordinate Bonds

There are 11 subordinate bonds within the Affordable Bond Portfolio. The debt service on these subordinate bonds is paid only after payment is made on senior obligations that have a priority right to the cash flow of the underlying collateral. At December 31, 2012, the Company owned all of the related senior bonds as well. The Company’s subordinate bonds had a fair value of $52.6 million and an UPB of $50.6 million at December 31, 2012.

Liquidity and Capital Resources

During 2012 and first quarter 2013, the Company completed several transactions that improved our liquidity position and addressed our debt rollover risk. These transactions are summarized as follows:

•	During the first quarter of 2012, the Company entered into a modification agreement whereby $11.5 million of debt callable by the creditor on demand and subject to a forbearance agreement was modified which resulted in a new maturity date of January 2015.

•	During the fourth quarter of 2012, the Company entered into an agreement to repurchase $22.7 million of subordinated debt for $6.8 million. As part of this agreement, the interest pay rate on this debt of 75 bps per annum was extended into 2015. As a result of the reduced pay rate, $26.8 million of foregone interest was added to the principal balance. The Company expects to have the ability to pay the increased interest expense when the interest rate concessions expire in 2015. See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information.

•	During the fourth quarter of 2012, the Company entered into an exchange and modification agreement whereby $24.6 million of senior debt issued by MMA Realty Capital LLC (an indirect wholly owned subsidiary of the Company) that had come due and was subject to forbearance agreements was exchanged for an equal amount of debt issued by MuniMae Holdings II, LLC (“MMHII”), another indirect wholly owned subsidiary of the Company. The newly modified debt fully amortizes by December 2019 at a fixed interest rate of 10%, an increase from the previous interest rate of 7.5%. See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information.

•	During the fourth quarter of 2012, the Company closed on a new bond securitization facility that generated $540.1 million of proceeds which, along with cash of $3.1 million from the Company, replaced all of the Company’s securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013. The Class A certificates issued pursuant to the new facility are subject to a mandatory remarketing on December 1, 2016. See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information.

•	On February 5, 2013, TEB issued 37 Series A-5 cumulative mandatorily redeemable preferred shares (“Series A-5 Preferred Shares”) due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0% generating net proceeds of $73.3 million. The net proceeds from the sale of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A cumulative mandatorily redeemable preferred shares, Series A-3 perpetual preferred shares and Series C perpetual preferred shares and to redeem one Series D perpetual preferred share. The redeemed and retired shares totaled $71.4 million (liquidation preference) and had a weighted average annual distribution rate of 7.9% as of December 31, 2012. See “Notes to Consolidated Financial Statements – Note 7, Debt” and Note 12, “Equity” for further information.

•	Effective February 7, 2013, TEB completed a successful remarketing of the Series B cumulative mandatorily redeemable preferred shares ($47 million of principal) which resulted in a decrease in the annual distribution rate from 7.32% to 5.75%. See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information.

In addition to the transactions outlined above, during 2012 and the first quarter 2013 the Company made progress against specific forbearance release terms stipulated between it and a Counterparty. See “Notes to Consolidated Financial Statements - Note 6, Derivative Financial Instruments” for further information. We expect to satisfy these release terms by June 30, 2013.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operating activities; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At December 31, 2012 and 2011, we had cash and cash equivalents of approximately $50.9 million and $42.1 million, respectively. Because we consolidate certain funds and ventures in which we have no (or nominal) equity interest, we include the cash flow activities for those funds and ventures as well. As reflected on our Consolidated Balance Sheets, the cash held by these CFVs are reported in restricted cash, outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the table below (consistent with our Consolidated Statements of Cash Flows) reflects the net increase in the Company’s cash and cash equivalents; however, the individual operating, investing and financing activities include cash flow activity for both MuniMae as well as the CFVs. The following table summarizes the changes in cash and cash equivalents balances during the years ended December 31, 2012 and 2011.

	For the years ended December 31,
(in thousands)	2012	2011
Unrestricted cash and cash equivalents at beginning of period	$42,116	$32,544
Net cash provided by (used in):
Operating activities	4,947	14,400
Investing activities	24,053	79,045
Financing activities	(20,259)	(83,873)
Net increase in cash and cash equivalents	8,741	9,572
Cash and cash equivalents at end of period	$50,857	$42,116

At December 31, 2012 and 2011 our cash and cash equivalents included TEB’s cash and cash equivalents of $41.6 million and $24.7 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty. For the year ended December 31, 2012, TEB generated $43.4 million of cash flows from operating activities. TEB’s investing activities also provided cash flows of $65.6 million and TEB used cash of $92.1 million in its financing activities which included distributions to the Company of $47.9 million. The Company used its distributions from TEB and its other sources of cash flow to fund operating activities, buy back a portion of its subordinated debentures, retire a portion of TEB’s perpetual and mandatorily redeemable preferred shares and repay other debt obligations. We believe we have sufficient liquidity to meet our obligations as they become due.

Operating activities

Cash flows provided by operating activities were $4.9 million and $14.4 million for the years ended December 31, 2012 and 2011, respectively. The $9.5 million decrease in cash provided by operating activities was primarily due to:

•	$10.5 million in interest rate swap termination payments in 2012, a decrease in asset management fees of $4.2 million, a decrease in principal payments and sales proceeds received on loans held-for-sale of $4.5 million, a decrease in tax refunds of $2.7 million and a $1.4 million decline in net interest income; partially offset by:

•	a decrease in operating expenses paid of $5.4 million, a $7.5 million net increase of the SA Fund’s operating cash flows and a $1.1 million net increase in the LIHTC Funds’ operating cash flows.

Investing activities

Cash flows provided by investing activities were $24.1 million and $79.0 million for the years ended December 31, 2012 and 2011, respectively. The $54.9 million decrease in cash provided by investing activities was primarily due to:

•	a $38.9 million decrease in principal payments and sales and redemption proceeds received on bonds, a $16.1 million decrease in principal payments received on loans held for investment, a $11.1 million decrease in the proceeds received on sale of businesses, an increase of $10.9 million in investments made by CFVs in property partnerships, and an increase in restricted cash of $16.3 million; partially offset by:

•	an $18.2 million increase in proceeds received by a consolidated fund and venture on the sale of its real estate ($21.3 million of real estate sales proceeds were distributed to MuniMae during 2012), an increase of $7.9 million in capital distributions received by CFVs from their investments in partnerships, an increase in proceeds from the redemption of preferred stock of $5.0 million, a $3.8 million decrease in advances on and purchases of bonds, and a $3.6 million decrease in advances on and originations of loans held for investment.

Financing activities

Cash flows used in financing activities were $20.3 million and $83.9 million for the years ended December 31, 2012 and 2011, respectively. The $63.6 million decrease in cash used in financing activities was primarily due to:

•	a $581.1 million increase in proceeds from borrowing activity, a $34.3 million decrease in repurchases and retirements of preferred shares, and a $3.5 million decrease in distributions to holders of non controlling interests; partially offset by:

•	a $515.8 million increase in repayments of borrowings, a $35.5 million decrease in contributions from holders of non controlling interests, and a $4.2 million increase in debt issue costs.

Debt

Our primary debt related to our bond investing activities consists of senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares, while subordinate debt is the primary debt related to non-bond activities. We also report on our consolidated balance sheets debt related to CFVs that is discussed separately below in “Debt Related to CFVs.”

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2012. See “Notes to Consolidated Financial Statements – Note 7, Debt” for more information on our debt.

(dollars in thousands)	December 31, 2012	Weighted-Average Interest Rate at December 31, 2012
ASSET RELATED DEBT (1)
Senior interests in and debt owed to securitization trusts (2)	$589,592	2.1%
Mandatorily redeemable preferred shares (3)	88,720	7.4
Notes payable and other debt – bond related (4)	57,729	5.0
Notes payable and other debt – non-bond related (5)	25,907	9.9
Total asset related debt	761,948	3.2

OTHER DEBT (1)
Subordinate debentures (6)	194,500	6.9
Notes payable and other debt	31,078	8.8
Total other debt	225,578	7.2

DEBT RELATED TO CFVs	55,433	3.5

Total debt	$1,042,959	4.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in Net interest income on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in Interest expense under Operating and other expenses on the consolidated statements of operations.

(2)	The Company incurred on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs. These additional fees brought the weighted average interest rate to 2.2% at December 31, 2012.

(3)	Included in mandatorily redeemable preferred shares were unamortized discounts of $2.7 million at December 31, 2012. At December 31, 2012, the weighted average distribution rate was 7.4%. Subsequent to the Series A-5 Preferred Shares offering and the Series B Preferred Shares remarketing in the first quarter 2013, the weighted average distribution rate was 5.3%.

(4)	Included in notes payable and other debt were unamortized discounts of $1.7 million at December 31, 2012.

(5)	This amount included $5.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(6)	Included in the subordinate debt balance were $7.1million of net premiums at December 31, 2012. Even though we only paid 75 bps in interest expense on $157.4 million of subordinate debt, we recorded interest expense on an effective yield basis. Therefore, the foregone interest which at restructuring was added to the legal amount due amortizes into the carrying value of debt over time.

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

On December 6, 2012, TEB closed on a new bond financing facility (“New Bond Securitization Facility”) that generated $540.1 million of proceeds which, along with cash of $3.1 million from the Company, replaced all of the Company’s securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013. The Class A certificates issued pursuant to the new facility are subject to a mandatory remarketing on December 1, 2016.

In connection with the transaction, TEB placed bonds and instruments representing interest in bonds with an aggregate UPB and fair value at September 30, 2012 of $887.7 million and $875.3 million, respectively, into a borrowing entity, TEB Credit Enhancer, LLC (“TEB Credit Enhancer”), a wholly owned subsidiary of TEB. TEB Credit Enhancer sold custodial receipts representing investments in $543.4 million of certain bonds into 63 trusts (“Trust Bonds”). The trusts then issued $540.1 million of Class A certificates, which are classified as debt on the Company’s consolidated balance sheet and which TEB Credit Enhancer can cause to be tendered in whole or in part at any time. Additionally, the trusts issued $3.3 million of Class B residual certificates which were retained by TEB Credit Enhancer. As owner of the residual certificates, TEB Credit Enhancer expects to receive all net interest income from the Trust Bonds after payment of the amounts due and payable on the Class A certificates and recurring fees.

The Class A certificates bear a floating rate of interest at SIFMA plus 200 bps, reset weekly, subject to a maximum rate for each Class A certificate (a Class A certificate reaches its maximum rate in situations where it takes 100% of the pay rate on the related tax-exempt Trust Bond to service the debt rate on the Class A certificate). The resetting of the interest rate on any Class A certificate above its maximum rate is a mandatory tender event that requires TEB to purchase and cancel Class A certificates. Alternatively, TEB Credit Enhancer may exercise its optional right to purchase Class A certificates and convert them to Class B certificates in order to mitigate a maximum rate event.

TEB Credit Enhancer issued a credit facility supporting payments on the Trust Bonds. To secure such credit facility, TEB Credit Enhancer pledged the bonds that are not Trust Bonds and various other collateral consisting of substantially all of TEB Credit Enhancer’s assets. The facility is subject to, among others, the following provisions: (i) a collateral ratio of at least 144% of the Class A certificates outstanding must be maintained, (ii) the percentage of bonds in payment default must remain under certain thresholds and (iii) the Class A Certificates must be remarketed in 2016. If (i) above is not maintained all cash flow from all the bonds will be held back and not distributed to the Company until the collateral ratio is restored whereas if (ii) or (iii) above are not met, all cash flow derived from all bonds that are not Trust Bonds will be held back and not distributed to the Company until compliance is restored. Additionally, in the event that a Trust Bond fails to pay its full debt service, interest income from certain of the bonds that are not Trust Bonds shall be used to pay the deficiency and an equal amount is required to be retained as collateral and not distributed to TEB Credit Enhancer until such bond default is cured or the associated Class A certificates are redeemed. In the event a bond that is not a Trust Bond fails to pay its full debt service, interest income from the bonds which are not Trust Bonds will be held back from TEB Credit Enhancer in the amount of the shortfall until such bond either pays its shortfall or is replaced by another bond.

In conjunction with the New Bond Securitization Facility, the Company incurred closing costs of $4.3 million, consisting primarily of a structuring and placement fee and legal fees of which $4.3 million were classified as debt issuance costs and reported through Other assets on the consolidated balance sheet. These costs will be amortized on an effective yield basis over the life of the debt. The Company recorded a loss on extinguishment of liabilities of $2.0 million mainly due to the acceleration of unamortized debt issue costs related to the prior securitization facility. See “Notes to Consolidated Financial Statements – Note 7, Debt.”

Mandatorily redeemable preferred shares

At December 31, 2012, TEB had $91.4 million (principal amount) of mandatorily redeemable preferred shares outstanding with an average distribution rate of 7.4%. In the first quarter of 2013, TEB completed a successful remarketing of $47 million (principal) mandatorily redeemable preferred shares which resulted in a decrease of the annual interest rate on these shares from 7.32% to 5.75% effective February 7, 2013. Additionally, through a series of transactions, completed in the first quarter of 2013 as discussed in “Liquidity and Capital Resources”, at March 25, 2013, TEB had $121.0 million (principal amount) of mandatorily redeemable preferred shares outstanding with an average distribution rate of 5.3% which are subject to remarketing in 2018 and 2019. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase or decrease.

See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information

Notes payable and other debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, we have guaranteed the debt or are the direct borrower.

Subordinate debt

At December 31, 2012, the Company had $187.4 million of subordinated debt (principal) on a consolidated basis with a carrying value of $194.5 million and a weighted average effective interest rate of 6.9%.

At September 30, 2012, MMA Mortgage Investment Corporation (“MMIC”), a wholly owned subsidiary of the Company was the borrower on $30 million (principal) of this debt. During the fourth quarter of 2012, the Company entered into an exchange agreement with the holders of this debt whereby the $30.0 million outstanding was exchanged for $30.0 million subordinated debt issued by MMHII with $22.0 million payable in equal quarterly installments beginning April 2013 through December 2033 and the remaining $8.0 million payable with equal quarterly installments beginning April 2013 through December 2027, both at an 8.0% annual interest rate.

At December 31, 2012, MMA Financial Holdings, Inc. (“MFH”) was the borrower on $157.4 million (principal) of this subordinate debt. During 2012, the Company repurchased $42.7 million of this debt for a cash payment of $11.8 million and the holders of this debt agreed to extend the interest pay rate concession of 75 bps per annum on the remaining balance to February, March and April 2015 with $33.5 million of foregone interest added to the principal balance. After the interest payment dates in February, March and April 2015, the reduced interest rate will reset to the then 3 month LIBOR plus 3.3% for $111.9 million and the greater of 9.5% or 6.0% plus the 10 year Treasury rate for the remaining $45.5 million. See “Notes to Consolidated Financial Statements - Note 7, Debt” for further information.

Covenant compliance

At September 30, 2012, the Company had $30.6 million of debt that had come due that was governed by forbearance agreements such that none of the lenders were pursuing remedies. During the fourth quarter of 2012, the Company entered into an exchange and modification agreement whereby $24.6 million of senior debt issued by MMA Realty Capital LLC (wholly owned subsidiary of the Company) was exchanged for an equal amount of debt issued by MMHII, a wholly owned subsidiary of the Company. The newly modified debt fully amortizes by December 2019 at a fixed interest rate of 10%, an increase from the previous interest rate of 7.5%. As stipulated under the modified terms, MMHII is required to make an interim principal payment of $16.0 million by October 31, 2013. The interest rate of 10% increased to 12% effective January 31, 2013, and will remain at 12% until the Company makes the $16.0 million principal payment in full, at which time the interest rate will revert to 10%. During 2013, the Company has paid $6.8 million of the $16.0 million principal payment. As a result of the exchange and modification agreement, at December 31, 2012, the Company had $5.4 million of debt remaining that had come due that continues to be governed by a forbearance agreement such that the lender is not pursuing any remedies.

Letters of credit

The Company has letter of credit facilities, issued by third parties that are used as a means to pledge collateral to support Company obligations. At December 31, 2012, the Company had $25.0 million in outstanding letters of credit posted as collateral on the Company’s behalf, of which of which $3.0 million were retired in the first quarter of 2013, $19.0 million will mature in 2014 and the remaining $3.0 million will mature in 2015. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at December 31, 2012:

	2012
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts (1)	$26,178	$1,531
Other financial/payment guarantees (2)	376	34
	$26,554	$1,565

(1)	We have entered into indemnification contracts with investors in our LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We had no cash payments under these indemnification agreements for the year ended December 31, 2012.

(2)	Other guarantees include loss sharing agreements associated with the Company’s investment in preferred stock.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.5 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be $659.7 million at December 31, 2012. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At December 31, 2012 the debt related to CFVs had the following terms:

	December 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 30, 2018
Other	6,081	7,289	10.4	Various dates through October 2021
Total debt	$55,433	$56,641

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.0 million of debt against this financing arrangement as of December 31, 2012, including $37.0 million of draws which were made in 2012. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. These derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statement of operations.

Other

Three Lower Tier Property Partnerships that are consolidated by the Company have debt owed to a third party totaling $5.9 million for which the Company has guaranteed the principal and interest payments. At December 31, 2012, the Company’s estimated loss exposure related to this debt is $3.4 million.

Company Capital

Common Shares

Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099. Capital gains are allocated to shareholders on Schedule K-1 in accordance with the Internal Revenue Code (“IRC”). Capital gains result from the dispositions of the Company’s bonds through sales, redemptions or securitizations at values in excess of each individual shareholder’s tax basis in the underlying assets of the Company which is a function of the purchase price paid by a shareholder to acquire shares in the Company and the application of the Company’s IRC Section 754 election. The allocation of capital gains to shareholders is required without regard to whether the Company makes distribution payments to shareholders. Shareholders that acquired shares subsequent to the significant decline in the Company’s share price in January 2008 and who hold those shares through taxable brokerage accounts are the shareholders most affected by these capital gains. Between January 1, 2012 and December 31, 2012, the Company made dispositions that will produce an allocation of capital gains to shareholders for tax year 2012, particularly with respect to shares acquired since January 2008, as stated in our December 2012 Form 8-K, and these gains could be as high as $2.70 per share.

As discussed more thoroughly in the Company’s previous disclosures - see “Capital Gains (Losses) Discussion and Examples” on the Company’s public website (http://munimae.investorroom.com/index.php?s=63), shareholders will benefit from an increase in the tax basis of their shares for these gains but the benefit of that basis increase is only realized upon sale of their shares at a subsequent date. Shareholders are advised to consult their tax professionals for advice on these matters. In addition, shareholders should consult their tax professionals for advice on the appropriateness of holding shares in the Company through a taxable account, as opposed to using a tax-deferred account such as an Individual Retirement Account.

Perpetual Preferred Shares

At December 31, 2012, TEB had $159.0 million (principal) of perpetual preferred shares outstanding. During the first quarter of 2013, we redeemed all of the outstanding Series A-3 and Series C perpetual preferred shares for a total of $25 million (principal) and we redeemed one Series D perpetual preferred share ($2 million principal). As a result, at March 25, 2013, TEB had $132.0 million (principal) of perpetual preferred shares outstanding with an average distribution rate of 5.4% which are subject to remarketing in 2014 through 2019 and are not redeemable prior to the remarketing dates. These shares have quarterly distributions which are payable at a stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase or decrease.

See “Notes to Consolidated Financial Statements – Note 12, Equity.”

Dividend Policy

Our Board makes determinations regarding dividends based on management’s recommendation, which itself is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash. Our Board has not declared a dividend since the fourth quarter of 2007. In the future our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate. It is unlikely that we will pay a dividend in the foreseeable future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MuniMae, together with the report thereon of KPMG LLP dated April 1, 2013, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at December 31, 2012, based on the criteria in Internal Control – Integrated Framework issued by COSO.

Item 9B. OTHER INFORMATION

On December 15, 2012, the Company adopted a stock purchase plan pursuant to SEC Rule 10b5-1. Under the plan, beginning January 15, 2013 the Company’s broker places an order to purchase 20,000 of the Company’s common shares on the open market each trading day, with a limit of $100,000 in purchases per month. The plan provides that the order will be placed at 11:00 a.m. each trading day and any unfilled portion of the order will be cancelled at the earliest of (a) 2:00 p.m. each trading day, (b) the market price reaching 120% of the previous day’s closing price, or (c) the market price reaching 65% of the Company’s book value as shown on its most recently filed periodic report. Prior to the filing of this report on Form 10-K, the Company’s maximum price was $0.65. Following the filing of this report, the Company’s maximum price will be $0.69.

Once the Company spends a total of $500,000, the daily purchase limit is reduced to 10,000 shares until the Company has spent another $500,000. The plan expires at the earlier of December 15, 2013 or when the Company has spent a total of $1 million.

On December 28, 2012, Michael L. Falcone, Chief Executive Officer, adopted a stock purchase plan pursuant to SEC Rule 10b5-1. Under the plan, beginning February 1, 2013 Mr. Falcone’s broker places an order to purchase 5,000 of the Company’s common shares on the open market each trading day, with a limit of 100,000 shares. The plan provides that the order will be placed at 1:00 p.m. each trading day and any unfilled portion of the order will be cancelled at 3:00 p.m. each trading day. Each order is subject to a maximum purchase price equal to 80% of the Company’s book value as shown on its most recently filed periodic report. Prior to the filing of this report on Form 10-K, Mr. Falcone’s maximum price was $0.79. Following the filing of this report, Mr. Falcone’s maximum price will be $0.85. The plan expires at the earlier of December 28, 2013 or when all 100,000 authorized shares have been acquired.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors, a copy of which is available on the Company’s website at www.munimae.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2013 Annual Shareholders’ Meeting under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is contained in the Company’s Proxy Statement for its 2013 Annual Shareholders’ Meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be furnished by this Item 12 is contained in the Company’s Proxy Statement for its 2013 Annual Shareholders’ Meeting under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is contained in the Company’s Proxy Statement for its 2013 Annual Shareholders’ Meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this Item 14 is contained in the Company’s Proxy Statement for its 2013 Annual Shareholders’ Meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

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

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
		Name:	Michael L. Falcone
Dated: March 26, 2013		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	March 26, 2013
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	March 26, 2013
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:		/s/ Jason M. Antonakas	March 26, 2013
	Name:	Jason M. Antonakas
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

By:		/s/ Mark K. Joseph	March 26, 2013
	Name:	Mark K. Joseph
	Title:	Chairman of the Board of Directors

By:		/s/ Francis X. Gallagher	March 26, 2013
	Name:	Francis X. Gallagher
	Title:	Director

By:		/s/ J.P. Grant	March 26, 2013
	Name:	J.P. Grant
	Title:	Director

By:		/s/ Douglas A. McGregor	March 26, 2013
	Name:	Douglas A. McGregor
	Title:	Director

By:		/s/ Fred N. Pratt, Jr.	March 26, 2013
	Name:	Fred N. Pratt, Jr.
	Title:	Director

By:		/s/ Frederick W. Puddester	March 26, 2013
	Name:	Frederick W. Puddester
	Title:	Director

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Municipal Mortgage and Equity, LLC:

We have audited the accompanying consolidated balance sheets of Municipal Mortgage and Equity, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Municipal Mortgage and Equity, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Baltimore, Maryland

March 26, 2013

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (includes $41,634 and $24,733 in a consolidated subsidiary that has restrictions on distributions)	$50,857	$42,116
Restricted cash (includes $53,957 and $45,813 related to CFVs)	55,313	50,672
Bonds available-for-sale (includes $925,346 and $1,008,881 pledged as collateral)	969,394	1,021,628
Investments in Lower Tier Property Partnerships (includes $333,335 and $386,275 related to CFVs)	333,335	386,275
SA Fund investments (includes $161,433 and $108,329 related to CFVs)	161,433	108,329
Real estate held-for-use, net (includes $17,756 and $5,295 pledged as collateral and $111,931 and $115,609 related to CFVs)	129,687	120,904
Real estate held-for-sale (includes $15,338 related to CFVs in 2012)	15,338	–
Investment in preferred stock	31,371	36,371
Other assets (includes $14,691 and $16,787 pledged as collateral and $17,568 and $29,553 related to CFVs)	55,024	77,368
Total assets	$1,801,752	$1,843,663

LIABILITIES AND EQUITY
Debt (includes $55,433 and $23,902 related to CFVs)	$1,042,959	$1,067,540
Derivative liabilities	3,544	22,155
Accounts payable and accrued expenses	12,498	15,638
Unfunded equity commitments to Lower Tier Property Partnerships (includes $15,881 and $17,033 related to CFVs)	15,881	17,033
Other liabilities (includes $6,150 and $6,189 related to CFVs)	15,145	16,247
Total liabilities	$1,090,027	$1,138,613

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at December 31, 2012 and 2011	$155,033	$155,033
Noncontrolling interests in CFVs and IHS (net of $1,533 and $1,533 of subscriptions receivable)	511,791	545,185
Common shareholders’ equity:
Common shares, no par value (40,638,614 and 40,602,161 shares issued and outstanding and 1,873,348 and 1,517,756 non-employee directors’ and employee deferred shares issued at December 31, 2012 and 2011, respectively)	(93,786)	(99,222)
Accumulated other comprehensive income	138,687	104,054
Total common shareholders’ equity	44,901	4,832
Total equity	711,725	705,050
Total liabilities and equity	$1,801,752	$1,843,663

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011
Interest income
Interest on bonds	$64,916	$79,947
Interest on loans and short-term investments	875	2,220
Total interest income	65,791	82,167

Interest expense (1)
Bond related debt	24,233	31,811
Non-bond related debt	2,426	3,715
Total interest expense	26,659	35,526
Net interest income	39,132	46,641

Non-interest revenue
Income on preferred stock investment	5,749	6,228
Other income	2,537	3,099
Revenue from CFVs	25,084	6,975
Total non-interest revenue	33,370	16,302
Total revenues, net of interest expense	72,502	62,943

Operating and other expenses
Interest expense (2)	18,565	21,498
Salaries and benefits	10,428	10,945
General and administrative	5,032	5,150
Professional fees	6,764	8,634
Impairment on bonds	7,217	12,815
Net loan loss (recovery) provision	(5,647)	858
Other expenses	6,487	3,651
Expenses from CFVs	41,359	31,843
Total operating and other expenses	90,205	95,394

Net gains on bonds	1,397	13,465
Net gains (losses) on loans	332	(835)
Net losses on derivatives	(1,648)	(8,999)
Other (losses) gains	(1,774)	752
Net gains due to real estate consolidation and foreclosure	5,404	13,329
Net gains related to CFVs	12,441	12,241
Equity in losses from Lower Tier Property Partnerships of CFVs	(39,391)	(35,751)
Net Loss from continuing operations before income taxes	(40,942)	(38,249)
Income tax expense	(101)	(239)
Income from discontinued operations, net of tax	2,382	19,679
Net loss	(38,661)	(18,809)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,443)	(9,598)
Net losses allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	50,246	56,197
Related to discontinued operations	973	208
Net income to common shareholders	$3,115	$27,998

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 7, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 7, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011
Basic income (loss) per common share:
(Loss) Income from continuing operations	$(0.01)	$0.20
Income from discontinued operations	0.08	0.48
Income per common share	$0.07	$0.68

Diluted income (loss) per common share:
(Loss) Income from continuing operations	$(0.01)	$0.20
Income from discontinued operations	0.08	0.48
Income per common share	$0.07	$0.68

Weighted-average common shares outstanding:
Basic	42,259	41,129
Diluted	42,443	41,129

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended December 31,
	2012	2011

Net income to common shareholders	$3,115	$27,998
Net losses allocable to noncontrolling interests	(41,776)	(46,807)
Net loss	$(38,661)	$(18,809)

Other comprehensive income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	$34,255	$32,972
Reversal of unrealized gains on sold/redeemed bonds	(1,420)	(5,465)
Reclassification of unrealized bonds losses to operations	7,217	12,815
Reclassification of unrealized bonds gains to operations due to real estate consolidation and foreclosure	(5,404)	(27,992)
Total unrealized gains on bonds available-for-sale	34,648	12,330
Foreign currency translation adjustment	(15)	(905)
Other comprehensive income allocable to common shareholders	$34,633	$11,425

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(5,875)	$(20,226)

Comprehensive income to common shareholders	$37,748	$39,423
Comprehensive loss to noncontrolling interests	(47,651)	(67,033)
Comprehensive loss	$(9,903)	$(27,610)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Accumulated Other Comprehensive	Total Common Shareholders’ Equity	Perpetual Preferred Shareholders’	Noncontrolling Interest in CFVs	Total
	Number	Amount	Income (Loss)	(Deficit)	Equity	and IHS	Equity
Balance, January 1, 2011	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405
Net income (loss)	–	27,998	–	27,998	9,598	(56,405)	(18,809)
Other comprehensive income (loss)	–	–	11,425	11,425	–	(20,226)	(8,801)
Distributions	–	–	–	–	(9,598)	(3,456)	(13,054)
Common shares,( restricted and deferred) issued under employee and non-employee director share plans	1,268	93	–	93	–	–	93
Preferred share repurchases	–	3,153	–	3,153	(13,653)	–	(10,500)
Contributions	–	–	–	–	–	55,716	55,716
Balance, December 31, 2011	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050
Net income (loss)	–	3,115	–	3,115	9,443	(51,219)	(38,661)
Other comprehensive income (loss)	–	–	34,633	34,633	–	(5,875)	28,758
Distributions	–	–	–	–	(9,443)	–	(9,443)
Common shares,(restricted and deferred) issued under employee and non-employee director share plans	393	126	–	126	–	–	126
Mark to market activity for liability classified awards previously classified as equity	–	(7)	–	(7)	–	–	(7)
Contributions	–	–	–	–	–	20,462	20,462
Net change due to consolidation (1)	–	2,202	–	2,202	–	3,238	5,440
Balance, December 31, 2012	42,512	$(93,786)	$138,687	$44,901	$155,033	$511,791	$711,725

(1)	See Note 12, “Equity” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	For the year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,661)	$(18,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on sales of bonds and loans	(1,729)	(12,629)
Net gains due to consolidation	(5,404)	(27,992)
Net gains related to CFVs	(14,019)	(12,241)
Interest rate swap termination payments	(10,452)	–
Provisions for credit losses and impairment	14,889	31,782
Equity in losses, net from equity investments in partnerships	40,070	36,148
Subordinated debt effective yield amortization and interest accruals	10,263	12,069
Depreciation and other amortization	9,775	5,962
Other	215	110
Net cash provided by operating activities	4,947	14,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(6,189)	(10,000)
Principal payments and sales proceeds received on bonds	45,782	84,643
Advances on and originations of loans held for investment	(550)	(4,167)
Principal payments received on loans held for investment	7,981	24,070
Insurance recoveries on property, plant and equipment	753	–
Investments in property partnerships and property, plant and equipment	(58,425)	(46,460)
Proceeds from the sale of real estate and other investments	24,134	17,107
Proceeds received on redemption of investment in preferred stock	5,000	–
(Increase) decrease in restricted cash and cash of CFVs	(3,575)	12,697
Capital distributions received from investments in partnerships	9,142	1,155
Net cash provided by investing activities	24,053	79,045

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	593,570	12,449
Repayment of borrowings	(619,686)	(127,690)
Payment of debt issuance costs	(5,271)	(1,054)
Contributions from holders of noncontrolling interests	20,462	55,960
Distributions paid to holders on noncontrolling interests	–	(3,456)
Distributions paid to perpetual preferred shareholders of a subsidiary company	(9,334)	(9,582)
Repurchase and retirement of perpetual preferred shares	–	(10,500)
Net cash used in financing activities	(20,259)	(83,873)
Net increase in cash and cash equivalents	8,741	9,572
Cash and cash equivalents at beginning of year	42,116	32,544
Cash and cash equivalents at end of year	$50,857	$42,116

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(in thousands)

	For the year ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$40,917	$49,091
Income taxes paid	135	202

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	28,758	(8,801)
Debt assumed upon acquisition of interests in securitization trusts	–	1,183
Debt and liabilities extinguished through sales and collections on bonds and loans	11,420	116,261
Increase in unfunded commitments for equity investments	–	615
Net increase in real estate assets due to real estate consolidation and deconsolidation	39,347	98,123
Net decrease in bonds due to real estate consolidation and deconsolidation	34,110	98,896
Decrease in investments in lower tier property partnerships due to real estate consolidation	1,961	–
Net increase in debt of CFVs due to consolidation	–	8,281
Net increase in noncontrolling interests due to consolidation and deconsolidation	5,775	27,992
Increase in real estate assets and decrease in loan investments due to foreclosure	7,711	–
Increase in subordinated debt due to interest payable reclassification	4,372	–
Increase in common equity due to purchase of noncontrolling interests	2,203	–
Decrease in noncontrolling interests due to sale to common equity	2,203	–
Increase in debt due to reclassification from other liabilities	962	–

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

Municipal Mortgage & Equity, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company”, “MuniMae”, “we”, “our” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Description of the Business

MuniMae makes and manages debt and equity investments typically collateralized by affordable housing. In the United States (“US”), we are primarily an owner and manager of tax-exempt bonds backed by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties. Outside of the US, our strategy is to raise, invest in and manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.

Municipal Mortgage & Equity, LLC is a partnership for federal income tax purposes. We operate through subsidiaries, some of which are corporations that are subject to federal and state income taxes and others of which are partnerships and limited liability companies that are not taxed as corporations and thus their income or loss is allocated (i.e., passed-through) to our shareholders (these subsidiaries are referred to as pass-through entities). Municipal Mortgage & Equity, LLC is a pass-through entity as well.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s primary business is the management of its bond portfolio which at December 31, 2012 totaled $1.1 billion (based on fair value and including all bonds) and consisted of 139 bonds, primarily tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. These bonds are collateralized by 112 real estate properties. MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) totaling $835.4 million in original capital invested which hold limited partnership interests in 117 affordable multifamily rental properties in the US.

A substantial majority of the Company’s operating cash flow is generated from the Company’s bond portfolio owned by MuniMae TE Bond Subsidiary, LLC (“TEB”). TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”) and the Company is the indirect owner of 100% of the equity interests in TEI. These subsidiaries have certain covenants which restrict its ability to distribute cash or other assets to MuniMae.

We own many of our bonds directly. Others we own or control indirectly through our interests in bond securitization trusts and custodial arrangements. We refer to all of these bond and bond interests collectively as our “bonds” or our “bond portfolio”.

The bonds held by the Company are fixed rate, unrated long term bonds, generally collateralized by affordable multifamily rental properties with no other credit support. The Company has financed its ownership of these bonds through a combination of debt and preferred shares. The vast majority of the debt is variable rate with interest rates that reset weekly while the distributions on the preferred shares have fixed rates that are subject to remarketing starting in 2014 and continuing through 2019. Given the nature of our investments and the way we have financed them, our net interest income is primarily influenced by the performance of the underlying real estate assets (i.e., do the assets generate enough net operating income to pay the debt service on our bonds) and movements in short term interest rates (i.e., as short term rates rise, our borrowing costs rise and net interest income falls).  The fair value of the bonds is influenced both by the performance of the underlying real estate assets (i.e., a proxy for creditworthiness) and long term tax-exempt interest rates and credit spreads (i.e., generally as long term rates and/or credit spreads rise, bonds become less valuable).

Nearly all of our bonds are encumbered, therefore our ability to raise additional capital or issue new debt to generate liquidity is very limited.  Furthermore, our common equity in TEB is pledged to a creditor to support the collateral requirements related to certain debt and derivative agreements, upon the expiration of which the Company has agreed not to pledge, sell or transfer its common equity in TEB without consent from the creditor. These agreements also limit the Company’s liquidity. See Note 6, “Derivative Financial Instruments.”

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. The Company owns a substantial majority, approximately 83%, of IHS.  In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages a single fund (South Africa Workforce Housing Fund SA I - “SA Fund”), and expects to raise capital for and manage additional funds in the near future.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management has made significant estimates in certain areas, including the determination of fair values for bonds, derivative financial instruments, guarantee obligations, and certain other assets and liabilities of consolidated funds and ventures (“CFVs”). Management has also made significant estimates in the determination of impairment on bonds and real estate investments. Actual results could differ materially from these estimates.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and of entities that are considered to be variable interest entities in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity are accounted for using the equity method of accounting.

The Company consolidates its bond securitization trusts as the Company is deemed to be the primary beneficiary. Therefore, the assets of these trusts are included within “Bonds available-for-sale” and the debt of these trusts is reported within “Debt.”

The Company consolidates IHS and eliminates all intercompany transactions and balances in consolidation. The activity and balances for IHS are reflected in the Company’s consolidated financial statements. Because the Company has a majority interest in IHS, the activity and balances for IHS are not included in the financial statement line items that are identified as part of the Company’s CFVs. The financial statement line items identified as part of the Company’s CFVs present for funds and ventures for which the Company has minimal to no ownership interests, but the Company has consolidated them due to the Company being the primary beneficiary.

The Company consolidates the SA Fund and eliminates all intercompany transactions balances in consolidation. The activity and balances for the SA Fund are included in the financial statement line items that are identified as part of the Company’s CFVs for which the Company has a minimal to no ownership interest.

Changes in Presentation

We have revised the presentation of our consolidated balance sheet so that we now include assets and liabilities of CFVs along with the assets and liabilities of the Company. This presentation change had no impact on totals assets, total liabilities or total equity.

We have revised the presentation of our consolidated statement of operations so that we now separately present net interest income, which is interest income less interest expense on debt which finances interest-bearing assets. This presentation change had no impact Net loss.

We have revised the presentation of our consolidated statement of cash flows so that we now reconcile net loss to net cash provided by operating activities without an adjustment for net loss attributable to noncontrolling interests.  This presentation change had no impact on net cash provided by operating activities.

Consolidated Funds and Ventures (CFVs)

In addition to the Company’s wholly owned subsidiaries, the Company consolidates certain entities that are not wholly owned.  These entities include the LIHTC Funds, the SA Fund, certain Lower Tier Property Partnerships, and two non-profit entities.  Because the Company generally has a minimal or no ownership interest in these entities, all assets, liabilities, revenues, expenses, equity in losses from unconsolidated entities and net losses allocable to noncontrolling interest holders related to these entities are separately identified on the consolidated balance sheets and on the statements of operations. See Note 17, “Consolidated Funds and Ventures.”

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs may be restricted to the specific owner entity and is considered restricted cash to the Company.

•	LIHTC Funds

Investment in Lower Tier Property Partnerships

The Company has a GP interest in a number of LIHTC Funds that were not part of the sale of the TCE business in 2009. There are 11 LIHTC Funds that are consolidated by the Company, as the Company was deemed to the primary beneficiary. The LIHTC Funds have limited partner investments in affordable housing property partnerships, which are the entities that own the affordable housing properties. The GPs of these affordable housing property partnerships are considered the primary beneficiaries; therefore, the Company does not consolidate these property partnerships. These property partnerships are accounted for under the equity method and classified as “Investments in Lower Tier Property Partnerships” on the consolidated balance sheets. A lower tier property partnership (“Lower Tier Property Partnership”) is defined as a partnership formed by a developer to develop or hold and operate real estate investments for investors.

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership and the amortization of any investment basis differences after the date of acquisition. On a quarterly basis, the Company assesses the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired. The Company estimates the future gross (undiscounted) tax benefits and cash flows associated with the investments to determine if the investments’ carrying amounts are recoverable. These tax benefits and cash flows include future tax credits and tax benefits from net operating losses and any annual cash flow and residual value of the properties. If the investment balance is greater than the aggregate estimated future tax benefits and cash flows, then the investment is deemed to be impaired, with an impairment charge taken for the difference between the investments’ carrying value and the estimated future tax benefits and cash flows.

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

•	SA Fund

SA Fund Investments

These investments are private real estate investments made by the SA Fund in housing development projects in South Africa. These investments are carried at fair value with changes in fair value reported through “Net gains related to CFVs” on the consolidated statements of operations. See Note 17, “Consolidated Funds and Ventures.”

Derivative Financial Assets and Liabilities

The SA Fund holds foreign currency derivative contracts that are carried at fair value. The SA Fund has not designated its derivatives as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives are recorded through current period earnings in “Net gains related to CFVs” on the consolidated statements of operations. See Note 17, “Consolidated Funds and Ventures.”

•	Lower Tier Property Partnerships and Non-profit Entities

Real Estate Owned (“REO”)

The Company consolidates two non-profit entities for which it is deemed the primary beneficiary. These non-profit entities consolidate certain Lower Tier Property Partnerships because they are deemed to be the primary beneficiary (“consolidated Lower Tier Property Partnerships”). The Company does not have an equity interest in the Lower Tier Property Partnership or the non-profit entities. Generally, the assets held by these consolidated Lower Tier Property Partnerships are affordable multifamily housing properties (REO) financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property. The REO related to consolidated Lower Tier Property Partnerships is reported in “Real estate held-for-use, net” on the consolidated balance sheets. See Note 17, “Consolidated Funds and Ventures.”

Cash and Cash Equivalents

Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash. At December 31, 2012 and 2011, the Company’s cash and cash equivalents included TEB cash and cash equivalents of $41.6 million and $24.7 million, respectively; however, distributions of this cash from TEB are subject to TEB’s operating agreement.

Pursuant to TEB’s operating agreement, distributions from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or distributions other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI, if after such Restricted Payment is made, TEB’s leverage ratio would be above the leverage incurrence limit of 60% or TEB’s liquidation preferences ratios would not be at amounts that would allow it to raise additional preferred equity senior to or on parity with the Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence levels for leverage and liquidation preference ratios at December 31, 2012 and has been since September 30, 2011.

All of TEB’s common stock is pledged to a creditor to support the Company’s collateral requirements related to certain debt and derivative agreements. At December 31, 2012, the Company operated under an agreement with this creditor (“Counterparty”) which provided forbearance from a minimum net asset value requirement and a related certification requirement until the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms. The Company expects to satisfy the forbearance release terms by June 30, 2013. See Note 6, “Derivative Financial Instruments.”

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage. The Company may be required to pledge cash collateral in connection with secured borrowings, derivative obligations or other liabilities.

Bonds

Bonds are classified as available-for-sale securities and are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in Accumulated other comprehensive income, a component of common shareholders’ equity. The Company records all unrealized losses (where the estimated fair value is less than the bond’s unamortized cost basis) associated with the bond portfolio as an other-than-temporary impairment. Therefore, all unrealized losses are recorded in earnings. This treatment of unrealized losses is due to management’s belief that the current uncertainty in the marketplace makes it more likely than not that the Company will be unable to hold its bonds for the term required to recover the bond’s unamortized cost basis.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition. For most of our performing bonds, the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that the Company deems at risk of default in the near term), the Company estimates the fair value by discounting the property’s cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value.

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

Transfers of Financial Assets

The Company’s bond securitizations are accounted for as secured borrowings and all securitization trusts are consolidated as the Company is deemed to be the primary beneficiary. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to have been surrendered when (1) the assets have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing transaction. Financial assets transferred in transactions that are treated as sales are removed from the Company’s balance sheet and any realized gain or loss is reflected in earnings at the time of sale. Financial assets transferred in transactions that are treated as financings are maintained on the consolidated balance sheets with proceeds received from the legal transfer reflected as debt.

Investment in Preferred Stock

The Company accounts for the investment in preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not considered recoverable and exceeds its fair value.

Real Estate Owned

The Company’s REO properties are generally obtained when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through a foreclosure process.

The Company classifies REO as either held-for-use or held-for-sale on the consolidated balance sheet. The Company records REO as held-for-use initially at fair value and then evaluates for impairment. An impairment loss is recognized if the carrying amount is not recoverable and exceeds fair value. The carrying amount is not considered recoverable if it exceeds the sum of the undiscounted cash flows that result from the use of the asset. The Company records REO held-for-sale at the lower of its fair value less cost to sell or its carrying value.

Derivative Financial Assets and Liabilities

The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and records these instruments at their fair values. The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net gains (losses) on derivatives” on the consolidated statements of operations.

Guarantee Obligations

As discussed in Note 3, “Investment in Preferred Stock,” the Company retained an obligation to absorb losses for payments the issuer of preferred stock may be required to make under certain loss sharing arrangements. The Company also has financial guarantees related to specific property performance guarantees and payment guarantees made in conjunction with the sale or placement of assets with third parties. See Note 10, “Guarantees and Collateral.”

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

Income (Loss) per Common Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) to the common shareholders by the weighted-average number of common shares outstanding.

Income Taxes

Although the Company is organized as a limited liability company and treated as a partnership for federal and state income tax purposes, the Company has numerous corporate subsidiaries that are subject to federal and state income taxes. Income taxes for corporate subsidiaries are accounted for using the asset and liability method, which means deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of taxable subsidiaries and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, tax planning strategies and other factors.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2011 consolidated statement of operations as a result of certain discontinued operations occurring in 2012.

Note 2—BONDs available-for-sale

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the Company’s bonds and the related unrealized losses and unrealized gains at December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$898,209		$(10,314)	$(118,933)	$115,196	$884,158
Other bonds	86,113		(2,339)	(22,364)	23,826	85,236
Total	$984,322	(2)	$(12,653)	$(141,297)	$139,022	$969,394

	December 31, 2011
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$977,326		$(8,932)	$(124,580)	$82,005	$925,819
Other bonds	103,234		(3,109)	(26,685)	22,369	95,809
Total	$1,080,560	(2)	$(12,041)	$(151,265)	$104,374	$1,021,628

(1)	Represents net discounts, deferred costs and fees.

(2)	The Company had bonds with an unpaid principal balance of $123.9 million and $102.6 million as of December 31, 2012 and 2011, respectively, which were eliminated due to consolidation of the real estate partnership where the real estate served as collateral for the Company’s bonds. See Note 17, “Consolidated Funds and Ventures” for more information.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; however, the only source of recourse on these bonds is the collateral, which is a first mortgage or a subordinate mortgage on the underlying properties. The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as laid out in the trust indenture) on the bonds. The mortgage loans are not assignable unless the bondholder has consented.

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $2.9 million and $9.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company held all the bonds that are senior to its subordinate bonds.

A small portion of our mortgage revenue bonds (“Participating Bonds”) allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s Participating Bonds had an aggregate fair value of $7.1 million and $14.4 million at December 31, 2012 and 2011, respectively. Both the stated and participating interest on the Company’s Participating Bonds are exempt from federal income tax.

A significant portion of the tax exempt income generated from the Company’s mortgage revenue bonds is subject to inclusion in a shareholder’s alternative minimum tax (“AMT”) calculation for federal income tax purposes.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and utilities. In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties. The income on these bonds is exempt from federal income tax and is generally not included in shareholders’ AMT calculation.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at December 31, 2012.

	December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$–	$–
Due between one and five years	–	–
Due between five and ten years	–	–
Due after ten years	1,550	3,477
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	828,822	965,917
	$830,372	$969,394

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at December 31, 2012, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty.

	December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions, premiums or penalties at December 31, 2012	$50,136	$55,067
2013	14,282	14,643
2014	4,284	4,465
2015	4,211	4,544
2016	13,147	17,532
Thereafter	668,411	782,458
Bonds that may not be prepaid	75,901	90,685
Total	$830,372	$969,394

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $103.8 million and $83.2 million at December 31, 2012 and 2011, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $3.1 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively. Interest income not recognized on the non-accrual bonds was $5.3 million and $4.6 million for the years ended December 31, 2012 and 2011, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
Total current	$850,155	$935,359
30-59 days past due	8,013	5,458
60-89 days past due	7,471	–
Greater than 90 days	103,755	80,811
Total	$969,394	$1,021,628

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $36.1 million and $61.6 million for the years ended December 31, 2012 and 2011, respectively. The Company used cash of $3.9 million and $22.6 million derived from sales and redemptions of bonds in 2012 and 2011, respectively, to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains on bonds” for bonds sold or redeemed during the years ended December 31, 2012 and 2011, as well as for bonds still in the Company’s portfolio at December 31, 2012 and 2011, respectively.

	For the year ended December 31,
(in thousands)	2012	2011
Bond impairment recognized on bond held at each period-end	$(7,217)	$(11,516)
Bond impairment recognized on bonds sold/redeemed during each period	–	(1,299)
Losses recognized at time of sale/redemption	–	(1,036)
Gains recognized at time of sale/redemption	1,397	14,501 (1)
Total net (losses) gains on bonds	$(5,820)	$650

(1)	Includes $5.0 million related to a bond that was still held at December 31, 2011. During the fourth quarter of 2011, the Company received $10.8 million in principal paydowns on contractually due principal of $15.2 million; however, due to previously recorded impairments, the bond’s amortized cost basis was $5.8 million at September 30, 2011.

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bond over the construction or renovation period. Since September 30, 2010 there have been no unfunded bond commitments.

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

Since the inception date and through December 31, 2012, $3.4 million in Series C Preferred units were cancelled by the purchaser to settle realized losses under the loss sharing arrangement. In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were cancelled as a result of the release of certain of the Company’s letters of credit. In July 2012, 5,000 Series A Preferred units were redeemed at par for $5.0 million in cash. At December 31, 2012, the unpaid principal amount on the preferred stock was $36.6 million and is prepayable at any time.

The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The carrying value of the preferred stock was $31.4 million and $36.4 million at December 31, 2012 and 2011, respectively. The estimated fair value of the preferred stock was $35.8 million and $39.3 million at December 31, 2012 and 2011, respectively. The Company did not record impairment charges on the preferred stock for the years ended December 31, 2012 and 2011.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at December 31, 2012 and 2011 the fair value of this obligation was zero. See Note 10, “Guarantees and Collateral.” Since the sale of the Agency Lending business and through December 31, 2012, the Company incurred $1.7 million in realized losses related to these specific loans.

Note 4—Real estate held-for-use

The following table summarizes real estate held-for-use at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
MuniMae’s real estate held-for-use	$17,756	$5,295
Real estate held-for-use related to CFVs (1)	111,931	115,609
Total real estate held-for-use	$129,687	$120,904

(1)	For more information see Note 17, “Consolidated Funds and Ventures.”

MuniMae’s Real Estate held-for-use, net

At December 31, 2012, the real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.9 million and an affordable multifamily property with a carrying value of $9.9 million. At December 31, 2011, the Company had two investments in undeveloped land with a carrying value of $5.3 million.

Note 5—OTHER ASSETS

The following table summarizes other assets at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Other assets:
Solar facilities	$7,960	$–
Investments in unconsolidated ventures	6,266	6,713
Accrued interest receivable	6,035	7,817
State tax receivables, net	2,403	2,828
Debt issuance costs, net	10,199	9,211
Loans receivable	1,165	10,950
Derivative assets (1)	–	5,476
Other assets	3,428	4,820
Other assets held by CFVs (2)	17,568	29,553
Total other assets	$55,024	$77,368

(1)	For more information see Note 6, “Derivative Financial Instruments.”

(2)	For more information see Note 17, “Consolidated Funds and Ventures.”

Solar Facilities

On September 28, 2012, the Company was subject to a put option held by the investor in one of the Company’s solar investment funds. This resulted in the Company purchasing the remaining limited partner interest in a Solar Fund for $0.3 million. Prior to this transaction, the Company consolidated the Solar Fund and its five solar facilities because the Company was deemed to have a controlling financial interest as a result of it being the managing member of the Solar Fund and the five solar facilities. Subsequent to this transaction and at December 31, 2012, the Company wholly owned the Solar Fund and the solar projects. As a result, the five solar facilities formerly reported in Assets of CFVs are now reflected in the Company’s solar facilities. The carrying value of the solar facilities at December 31, 2012 was $8.0 million. These projects generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years.

The Company’s purchase of the limited partner interest resulted in a $2.2 million increase to common equity and a corresponding decrease to equity of a noncontrolling interest. For more information, see Note 12, “Equity”.

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures in which the Company held an equity investment at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$18,820	$51,030
Total liabilities (primarily debt)	–	703

The following table displays the net loss for the year ended December 31, 2012 and 2011 for the ventures in which the Company held an equity investment:

	For the year ended December 31,
(in thousands)	2012	2011
Net loss	$(1,241)	$(5,228)

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $2.3 million at December 31, 2012 and 2011 has been recorded through other liabilities.

Note 6—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at December 31, 2012 and 2011.

	Fair Value
	December 31, 2012			December 31, 2011
(in thousands)	Assets	Liabilities		Assets		Liabilities
Interest rate swaps	$–	$3,184	(1)	$5,476	(1)	$21,413	(1)
Other	–	360		–		742
Total derivative financial instruments	$–	$3,544		$5,476		$22,155

The following table summarizes the derivative notional amounts at December 31, 2012 and 2011.

	Notional
(in thousands)	December 31, 2012	December 31, 2011
Interest rate swaps	$24,885	$301,696
Other	–	6,195

The following table summarizes derivative activity for the years ended December 31, 2012 and 2011.

	Net (losses) gains on Derivatives For the year ended December 31,
(in thousands)	2012		2011
Interest rate swaps	$(1,968	)(2)	$(8,749	)(2)
Other	320		(250)
Total	$(1,648)		$(8,999)

(1)	In 2012, the Company paid $10.5 million to terminate interest rate swaps.

(2)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash used for interest payments was $4.2 million and $5.6 million for the years ended December 31, 2012 and 2011, respectively.

All of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At December 31, 2012, the Company had an interest rate swap contract with the Counterparty totaling $17.0 million (notional) with a net fair value liability of $2.5 million. The Company has not maintained minimum net asset value required by the supplemental schedules to the ISDAs. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swap. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from the minimum net asset value requirement and a related certification requirement to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms include:

•	Certain debt investments held by the Counterparty, which the Company has guaranteed, shall have been repurchased by the Company. The remaining debt investments to be repurchased were $5.9 million at December 31, 2012 and $2.7 million at March 15, 2013.

•	Derivative agreements between the Counterparty and the Company shall have either been terminated or collateralized with cash or cash equivalents. The derivatives to be terminated or collateralized as part of the forbearance release terms had a liability balance of $2.5 million at December 31, 2012.

•	At least on a quarterly basis, a portion of TEB’s distributions shall be used to repurchase the guaranteed debt instruments and collateralize or terminate net the derivative exposure described above.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to methodology set forth in the agreement. At December 31, 2012, TEB’s calculated common shareholder equity was $240.4 million.

•	TEI has a net asset value of not less than $225.0 million. At December 31, 2012, TEI’s net asset value was $250.6 million.

As part of the forbearance agreement and until satisfaction of the forbearance release terms, the Company cannot permit TEB to declare or distribute a Restricted Payment to TEI without prior written consent of the Counterparty.

Upon satisfaction of the forbearance release terms, the Counterparty shall transfer the guaranty obligation from Municipal Mortgage and Equity, LLC to TEI and reduce the minimum net asset value requirement from $475.0 million to $225.0 million. A further condition will be for TEB to maintain common shareholder equity of not less than $200.0 million, calculated pursuant to the methodology set forth in the agreement.

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

Note 7—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at December 31, 2012 and 2011.

(dollars in thousands)	December 31, 2012	Weighted-Average Effective Interest Rate at December 31, 2012		December 31, 2011	Weighted-Average Effective Interest Rate at December 31, 2011
ASSET RELATED DEBT (1)
Senior interests in and debt owed to securitization trusts (2)
Due within one year	$–	−	%	$21,425	2.1%
Due after one year	589,592	2.1		627,580	0.5
Mandatorily redeemable preferred shares (3)
Due within one year	4,901	7.5		4,550	7.5
Due after one year	83,819	7.4		94,256	8.7
Notes payable and other debt – bond related (4)
Due within one year	–	–		4,281	6.0
Due after one year	57,729	5.0		31,446	7.5
Notes payable and other debt – non-bond related
Due within one year (5)	17,617	9.9		25,683	7.5
Due after one year	8,290	9.8		6,903	9.0
Total non-bond related debt	25,907			32,586

Total asset related debt	761,948	3.2		816,124	2.1

OTHER DEBT (1)
Subordinate debentures (6)
Due within one year	529	8.1		–	–
Due after one year	193,971	6.9		195,320	8.8
Notes payable and other debt
Due within one year	10,444	13.5		22,144	9.3
Due after one year	20,634	6.4		10,050	11.0

Total other debt	225,578	7.2		227,514	8.9

DEBT RELATED TO CFVs (7)
Due within one year	5,908	10.0		8,519	10.1
Due after one year	49,525	2.7		15,383	4.7
Total debt related to CFVs	55,433	3.5		23,902	6.6

Total debt	$1,042,959	4.1		$1,067,540	3.8

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	The Company incurred on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brought the overall weighted average interest expense (due within one year) to 2.5% at December 31, 2011. These additional fees brought the weighted average interest rate (due after one year) to 2.2% and 1.8% at December 31, 2012 and 2011, respectively.

(3)	Included in mandatorily redeemable preferred shares were unamortized discounts of $2.7 million and $3.1 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the weighted average distribution rate was 7.4%. Subsequent to the Series A-5 Preferred Shares offering and the Series B Preferred Shares remarketing in the first quarter 2013, the weighted average distribution rate was 5.3%.

(4)	Included in notes payable and other debt were unamortized discounts of $1.7 million at December 31, 2012 and 2011.

(5)	This amount included $5.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(6)	Included in the subordinate debt balance were $7.1 million of net premiums and effective interest rate payable (i.e. the difference between the current pay rate and the effective interest rate) and $1.4 million of net discounts and effective interest rate payable at December 31, 2012 and 2011, respectively. Even though we only paid 75 bps in interest expense on $157.4 million of subordinate debt, we recorded interest expense on an effective yield basis. Therefore, the foregone interest, which at restructuring was added to the legal principal amount due, amortizes into the carrying value of the debt over time.

(7)	See Note 17, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

At September 30, 2012, the Company had $30.6 million of debt that had come due that was governed by forbearance agreements such that none of the lenders were pursuing remedies. During the fourth quarter of 2012, the Company entered into an exchange and modification agreement whereby $24.6 million of senior debt issued by MMA Realty Capital LLC (wholly owned subsidiary of the Company) was exchanged for an equal amount of debt issued by MuniMae Holdings II, LLC (“MMHII”), a wholly owned subsidiary of the Company. The newly modified debt fully amortizes by December 2019 at a fixed interest rate of 10%, an increase from the previous interest rate of 7.5%. As stipulated under the modified terms, MMHII is required to make an interim principal payment of $16.0 million by October 31, 2013. The interest rate of 10% increased to 12% effective January 31, 2013, and will remain at 12% until the Company makes the $16.0 million principal payment in full, at which time the interest rate will revert back to 10%. During 2013, the Company has paid $6.8 million of the $16.0 million principal payment. As a result of the exchange and modification agreement, at December 31, 2012, the Company had $5.4 million of debt remaining that had come due that continues to be governed by a forbearance agreement such that the lender is not pursuing any remedies.

The following table summarizes annual principal payment commitments across all debt agreements at December 31, 2012:

(in thousands)	MuniMae Related Debt	CFVs Related Debt
2013 (1)	$33,492	$5,908
2014	34,592	–
2015	34,946	–
2016	11,843	–
2017	9,212	–
Thereafter	860,720	49,525
Net premium	2,721	–
Total	$987,526	$55,433

(1)	This amount includes $5.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

At December 31, 2012, the Company and/or its wholly owned subsidiaries were parties to a debt agreement Credit Facility with an outstanding principal balance of $0.9 million that contains cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. This debt agreement, however, is not in default under any cross-default provisions.

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

On December 6, 2012, TEB closed on a new bond financing facility (“New Bond Securitization Facility”) that generated $540.1 million of proceeds which, along with cash of $3.1 million from the Company, replaced all of the Company’s securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013. The Class A certificates issued pursuant to the new facility are subject to a mandatory remarketing on December 1, 2016.

As a result of the transaction, TEB placed bonds and instruments representing interest in bonds with an aggregate unpaid principal balance and fair value at September 30, 2012 of $887.7 million and $875.3 million, respectively, into a borrowing entity, TEB Credit Enhancer, LLC (“TEB Credit Enhancer”), a wholly owned subsidiary of TEB. TEB Credit Enhancer sold custodial receipts representing investments in $543.4 million of certain bonds into 63 trusts (“Trust Bonds”). The trusts then issued $540.1 million of Class A certificates, which are classified as debt on the Company’s consolidated balance sheet and which TEB Credit Enhancer can cause to be tendered in whole or in part at any time. Additionally, the trusts issued $3.3 million of Class B residual certificates which were retained by TEB Credit Enhancer. As owner of the residual certificates, TEB Credit Enhancer expects to receive all net interest income from the Trust Bonds after payment of the amounts due and payable on the Class A certificates and recurring fees.

The Class A certificates bear a floating rate of interest at SIFMA plus 200 bps, reset weekly, subject to a maximum rate for each Class A certificate (a Class A certificate reaches its maximum rate in situations where it takes 100% of the pay rate on the related tax-exempt Trust Bond to service the interest rate on the Class A certificate). The resetting of the interest rate on any Class A certificate above its maximum rate is a mandatory tender event that requires TEB Credit Enhancer to purchase and cancel Class A certificates. Alternatively, TEB Credit Enhancer may exercise its optional right to purchase Class A certificates and convert them to Class B certificates in order to mitigate a maximum rate event.

TEB Credit Enhancer issued a credit facility supporting payments on the Trust Bonds. To secure such credit facility, TEB Credit Enhancer pledged the bonds that are not Trust Bonds and various other collateral consisting of all of TEB Credit Enhancer’s assets. The facility is subject to, among others, the following provisions: (i) a collateral ratio of at least 144% of the Class A certificates outstanding must be maintained, (ii) the percentage of bonds in payment default must remain under certain thresholds and (iii) the Class A Certificates must be remarketed in 2016. If (i) above is not maintained all cash flow from all the bonds will be held back and not distributed to the Company until the collateral ratio is restored whereas if (ii) or (iii) above are not met, all cash flow derived from all bonds that are not Trust Bonds will be held back and not distributed to the Company until compliance is restored. Additionally, in the event that a Trust Bond fails to pay its full debt service, interest income from certain of the bonds that are not Trust Bonds shall be used to pay the deficiency and an equal amount is required to be retained as collateral and not distributed to TEB Credit Enhancer until such bond default is cured or the associated Class A certificates are redeemed. In the event a bond that is not a Trust Bond fails to pay its full debt service, interest income from the bonds which are not Trust Bonds will be held back from TEB Credit Enhancer in the amount of the shortfall until such bond either pays its shortfall or is replaced by another bond.

In conjunction with the New Bond Securitization Facility, the Company incurred closing costs of $4.3 million, consisting primarily of a structuring and placement fee and legal fees of which $4.3 million were classified as debt issuance costs and reported through Other assets on the consolidated balance sheet. These costs will be amortized on an effective yield basis over the life of the debt. The Company recorded a loss on debt extinguishment of $2.0 million recorded in “Other (losses) gains” on the consolidated statement of operations mainly due to the acceleration of unamortized debt issuance costs related to the prior securitization facility.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $13.0 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets. In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year. For the taxable year ended December 31, 2012, TEB had capital gains of $3.6 million of which $0.1 million were due to the holders of the mandatorily redeemable preferred shares. For the taxable year ended December 31, 2011, TEB had capital gains of $3.2 million of which $0.1 million were due to holders of the mandatorily redeemable preferred shares.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at December 31, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A	May 27, 1999	28.5	$1,558	7.50%	June 30, 2013	June 30, 2049
Series B	June 2, 2000	23.5	2,000	7.32	November 1, 2013	June 30, 2050
Total		52.0	1,758	7.41

The Series A cumulative mandatorily redeemable preferred shares (“Series A Preferred Shares”) and the Series A-2, A-3 and A-4 cumulative perpetual preferred shares are all of equal priority. See Note 12, “Equity,” for the terms related to the perpetual preferred shares. Series B subordinate cumulative mandatorily redeemable preferred shares and the Series B-2 and B-3 subordinate cumulative perpetual preferred shares are all of equal priority and are junior to Series A Preferred Shares and the Series A-2, A-3, and A-4 cumulative perpetual preferred shares. Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.

At December 31, 2012, the cumulative mandatorily redeemable preferred shares were subject to annual remarketing on the dates specified in the table above. The holders of a majority of the outstanding Series A Preferred Shares elected to waive the June 30, 2012 remarketing requirement and the Series A Preferred Shares were fully redeemed in the first quarter of 2013.

On February 5, 2013, TEB issued 37 Series A-5 cumulative mandatorily redeemable preferred shares (“Series A-5 Preferred Shares”) due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0%, generating proceeds of $73.3 million, net of the purchaser’s discount of $0.7 million. The net proceeds from the issuance of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A Preferred Shares and Series A-3 cumulative perpetual preferred shares (“Series A-3 Preferred Shares”) and Series C cumulative perpetual preferred shares (“Series C Preferred Shares”) for a total of $68.9 million, which included liquidation preference of $68.2 million, accrued distributions of $0.5 million at February 4, 2013, and a redemption premium of $0.2 million. In addition, net proceeds from the issuance were used to redeem one Series D cumulative perpetual preferred share (“Series D Preferred Shares”) at a price of 80% or $1.6 million. The net proceeds after redemptions generated $2.8 million of cash, of which $0.4 million was used to pay debt issuance costs, which will be amortized on an effective yield basis over the life of the debt. The Series A-5 Preferred Shares will be classified as debt on the Company’s consolidated balance sheet. As a result of the Series A-5 Preferred Share issuance and the redemption of the Series A Preferred Shares, mandatorily redeemable preferred shares increased, net of unamortized discount, by $31.1 million in the first quarter of 2013. Because the Series A-5 Preferred Shares issuance was used to redeem perpetual preferred shares as well, the Company’s perpetual preferred shares decreased by $26.3 million in the first quarter. The Company will record a loss on debt extinguishment of $1.5 million in the first quarter of 2013 due to the acceleration of unamortized debt issuance costs related to the redeemed Series A Preferred Shares.

In addition to the 5.0% quarterly distribution, each of the Series A-5 Preferred Shares will receive a partial liquidation preference payment of $25,000 per share per quarter beginning on July 31, 2013. The Series A-5 Preferred Shares are subject to remarketing on January 31, 2018. In the event of a failed remarketing on January 31, 2018 or any subsequent remarketing date, the rate will reset to two times the 10-year BAA municipal bond yield, provided; however, in no event will the failed remarketing rate be less than the 5.0% initial distribution rate. As of March 15, 2013, the 10-year BAA municipal bond yield was 3.4%.

The Series B subordinate cumulative mandatorily redeemable preferred shares (“Series B Preferred Shares”) were subject to a remarketing on November 1, 2012.  Effective November 1, 2012, the holders of a majority of the outstanding Series B Preferred Shares elected to waive the November 1, 2012 remarketing requirement, to allow the distribution rate to reset to two times the 15 year BAA municipal bond yield, and to permit the shares to be called at their liquidation preference, in whole or in part, at any point through November 1, 2013. As a result, effective November 1, 2012, the distribution rate on the Series B Preferred Shares decreased from 9.64% to 7.32% for one year. In the first quarter of 2013, TEB completed a successful remarketing of the Series B Preferred Shares which resulted in a decrease in the annual distribution rate from 7.32% to 5.75%, effective on February 7, 2013. As a result, the next remarketing date is September 30, 2019. TEB incurred costs of $0.5 million related to the remarketing which will be expensed in the first quarter of 2013. In the event of a failed remarketing on September 30, 2019 or any subsequent remarketing date, the distribution rate on the Series B Preferred Shares could, at most, reset to two times the 15 year BAA municipal bond yield. As of March 15, 2013, the 15 year BAA municipal bond yield was 3.9%.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at March 25, 2013 (subsequent to the Series A-5 Preferred Shares offering and the Series B Preferred Shares remarketing).

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A-5	February 5, 2013	37	$2,000	5.00%	January 31, 2018	April 30, 2028
Series B	June 2, 2000	23.5	2,000	5.75	September 30, 2019	June 30, 2050
Total		60.5	2,000	5.29

Interest expense on mandatorily redeemable preferred shares totaled $8.2 million and $11.1 million for the years ended December 31, 2012 and 2011, respectively. The mandatorily redeemable preferred shares had a weighted average distribution rate of 7.4% on an outstanding liquidation amount of $91.4 million at December 31, 2012. Including the principal redemption requirement of the $44.4 million Series A Preferred Shares (liquidation amount at December 31, 2012), the total weighted average annualized distribution and redemption rate on the mandatory redeemable preferred shares was 12.6% at December 31, 2012. Subsequent to the Series A-5 Preferred Shares offering and the Series B Preferred Shares remarketing, the weighted average 2013 distribution rate was 5.3% on an outstanding liquidation amount of $121.0 million at March 25, 2013. Including the annual partial liquidation preference payment requirement of the Series A-5 Preferred Shares the total weighted average distribution and redemption rate was projected to be 8.3% at March 25, 2013.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMHII and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at December 31, 2012:

(dollars in thousands)
Issuer	Principal	Net Premium (Discount)		Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMHII	$30,000	$–		$30,000	–	Various dates through December 2033	8.0%
MFH	45,469	10,718	(1)	56,187	–	May 3, 2034	0.75% to February 2015, 9.5% to May 2015, then greater of 9.5% or 6.0% plus 10-year Treasury
MFH	63,402	(1,967	)(2)	61,435	$4,191 due May 2015 and $4,689 due April 2015	March 30, 2035 and April 30, 2035	0.75% to March and April 2015, then 3 month LIBOR plus 3.3%
MFH	48,527	(1,649	)(2)	46,878	$6,547 due May 2015	July 30, 2035	0.75% to April 2015, then 3 month LIBOR plus 3.3%
	$187,398	$7,102		$194,500

(1)	This amount includes the unamortized amount of the net premium of $6.9 million created by the discounted purchases and the capitalization of foregone interest discussed below. This amount is reflected in the carrying value of the debt and is amortizing as a reduction to debt expense and a reduction to the carrying value over the life of the debt. The net $6.9 million premium will reduce debt expense on a cumulative basis over the life of the securities. The debt premium and thus the carrying value of the debt is also increasing by the impact of the effective yield adjustment to bring the reduced interest pay rate of 75 bps to an effective yield of 6.3% on the outstanding debt balance. During the interest pay rate concession period, the effective yield adjustment increases interest expense and the carrying value of the debt. After the interest pay rate concession period, the effective yield adjustment decreases interest expense and the carrying value of the debt. Over the term of the debt, the cumulative effective yield adjustments have no impact on common equity.

(2)	This amount includes the unamortized amount of the net discount of $5.1 million created by the discounted purchase, the capitalization of foregone interest and reclassification of the interest payable. This amount is reflected in the carrying value of the debt and is amortizing as an increase to debt expense and an increase to the carrying value over the life of the debt. The net $5.1 million discount will increase debt expense on a cumulative basis over the life of the securities. The net discount is partially offset by the effective yield adjustment to bring the reduced interest pay rate of 75 bps to an effective yield of 6.9% on the outstanding debt balance. During the interest pay rate concession period, the effective yield adjustment increases interest expense and the carrying value of the debt. After the interest pay rate concession period, the effective yield adjustment decreases interest expense and the carrying value of the debt. Over the term of the debt, the cumulative effective yield adjustments have no impact on common equity.

Interest expense on the subordinate debt totaled $14.8 million and $16.2 million for the years ended December 31, 2012 and 2011, respectively.

Referring to the $30.0 million (principal) reflected on the table above, during the fourth quarter of 2012, the Company entered into an exchange agreement with the holders of this debt whereby $30.0 in outstanding subordinated debt issued by MMA Mortgage Investment Corporation (“MMIC”) was exchanged for $30.0 million of subordinated debt issued by MMHII with $22.0 million payable in equal quarterly installments beginning April 2013 through December 2033 and the remaining $8.0 million payable in equal quarterly installments beginning April 2013 through December 2027, both at an 8.0% annual interest rate.

Referring to the $45.5 million (principal) reflected on the table above:

•	TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a $5.0 million cash payment. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to February 2014. An amount equal to the interest foregone as a result of the extension ($6.7 million) was added to the Company’s principal balance.

•	During the fourth quarter of 2012, TEI entered into an agreement with the holders of this debt to purchase $3.3 million of this debt for a cash payment of $1.0 million. As part of this agreement, the reduced interest pay rate of 75 bps per annum was extended from February 2014 to February 2015 with $3.7 million of foregone interest added to the principal balance.

•	The $17.3 million combined purchase discount from the transactions outlined above, as well as the combined capitalization of foregone interest of $10.4 million will be recognized for financial reporting purposes over the remaining life of the securities in accordance with the accounting rules for debt modifications that are considered troubled debt restructurings. After the interest payment date in February 2015, the reduced interest rate will reset to the greater of (a) 9.5% or (b) the rate which is equal to 6% plus the 10-year Treasury rate, determined on each interest payment date for the period ending on the next interest payment date.

•	On a standalone basis, MFH’s principal amount outstanding will increase by $16.2 million for forgone interest of which $5.8 million represents an intercompany payable (which will be eliminated in consolidation) and $10.4 million will be payable to a third party.

Referring to the $63.4 million (principal) and the $48.5 million (principal) reflected on the table above:

•	The interest pay rate concession on this debt expired during the second quarter of 2012 resulting in the average interest pay rate increasing from 75 bps to 7.9%. During the fourth quarter of 2012, MFH amended agreements and repurchased $19.4 million of this debt for a cash payment of $5.8 million. As part of these agreements, the period during which interest is payable on the debt at the reduced rate of 75 bps per annum was extended from March and April 2012 to March and April 2015 and an amount equal to the foregone interest as a result of the extension of $23.1 million was added to the principal balance.

•	The due dates for interim principal payments of $15.4 million were extended from June 2014 and July 2014 to $4.7 million due April 2015 and $10.7 million due May 2015 as outlined in the table above. Accrued and unpaid interest of $4.4 million recorded by MFH based on the effective interest rate from the period in the second quarter when the interest pay rate concession expired through the date of the amended agreements in the fourth quarter increased the carrying value of the debt.

•	The $13.6 million purchase discount and, the $23.1 million of forgone interest will be recognized for financial reporting purposes on an effective yield basis over the remaining life of the securities in accordance with the accounting rules for debt modifications that are considered troubled debt restructurings. After the interest payment date in March and April 2015, the reduced interest rate will reset to the then 3 month LIBOR plus 3.3%.

•	On a standalone basis, MFH’s principal amount outstanding will increase by $23.1 million for the forgone interest and will decrease by the debt repurchase of $19.4 million.

Letters of Credit

The Company has letter of credit facilities, issued by third parties that are used as a means to pledge collateral to support Company obligations. At December 31, 2012, the Company had $25.0 million in outstanding letters of credit posted as collateral on the Company’s behalf, of which of which $3.0 million were retired in the first quarter of 2013, $19.0 million will mature in 2014 and the remaining $3.0 million will mature in 2015. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Note 8—Financial Instruments

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

As required by US generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	December 31, 2012				December 31, 2011
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Investments in preferred stock	$31,371	$–	$–	$35,807	$36,371	$39,297
Loans receivable	1,072	–	–	383	1,121	424

Liabilities:
Senior interests in and debt owed to securitization trusts	589,592	–	589,778	–	649,005	649,005
Notes payable and other debt, bond related	57,729	–	–	59,001	35,727	37,210
Notes payable and other debt, non-bond related	56,985	–	–	48,696	64,780	21,410
Subordinate debentures issued by MFH	164,500	–	47,219	–	165,320	41,674
Subordinate debentures issued by MMHII	30,000	–	–	30,000	30,000	30,000
Mandatorily redeemable preferred shares	88,720	–	91,517	–	98,806	94,116
Liabilities of CFVs:
Notes payable	55,433	–	49,909	5,671	23,902	19,815

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks, as well as determining the fair value of the embedded loss-sharing feature that is contained in the Series B and C preferred stock agreements.

Loans receivable –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans receivable is recorded through “Other assets”.

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

Liabilities of CFVs – The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt, taking into account credit risk and collateral values.

Note 9—FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011.

	December 31,	Fair Value Measurement Levels at December 31, 2012
(in thousands)	2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$969,394	$–	$–	$969,394

Liabilities:
Derivative liabilities	$3,544	$–	$2,477	$1,067

	December 31,	Fair Value Measurement Levels at December 31, 2011
(in thousands)	2011	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,021,628	$–	$–	$1,021,628
Derivative assets	5,476	–	5,476	–

Liabilities:
Derivative liabilities	$22,155	$–	$21,597	$558

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(558)
Net losses included in earnings	(11,524)	(27)
Net gains included in other comprehensive loss (1)	40,052	–
Impact from purchases	6,189	–
Impact from redemptions	(34,718)	–
Bonds eliminated due to consolidation of funds and ventures	(34,108)	–
Impact from settlements	(18,125)	127
Transfer into Level 3	–	(609)
Balance, December 31, 2012	$969,394	$(1,067)

(1)	This amount includes $34.3 million of unrealized net holding gains arising during the period, which is then increased by $7.2 million of unrealized bond losses reclassified into operations. This amount is then reduced by $1.4 million of unrealized gains related to bonds that were either sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at settlement for the year ended December 31, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during 2012	$–	$–	$403
Change in unrealized losses related to assets and liabilities still held at December 31, 2012	(7,217)	(4,307)	(430)
Additional realized gains (losses) recognized at settlement	1,397	–	(319)
Total losses reported in earnings	$(5,820)	$(4,307)	$(346)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2011.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Net losses included in earnings	(10,620)	(8)
Net gains included in other comprehensive income (1)	40,322	–
Impact from purchases	11,183	–
Impact from sales	(122,712)	–
Bonds eliminated due to real estate consolidation foreclosure	(93,810)	–
Impact from settlements	(33,771)	–
Balance, December 31, 2011	$1,021,628	$(558)

(1)	This amount includes $33.0 million of unrealized net holding gains arising during the period, which is then increased by $12.8 million of unrealized bond losses reclassified into operations. This amount is then reduced by $5.5 million of unrealized gains related to bonds that were either sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at settlement for the year ended December 31, 2011.

(in thousands)	Net (losses) gains on bonds (1)		Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2011, but settled during 2011	$(1,299)		$–	$161
Change in unrealized losses related to assets and liabilities still held at December 31, 2011	(6,552	)(2)	(2,769)	(167)
Additional realized gains (losses) recognized at settlement	8,501		–	(16)
Total gains (losses) reported in earnings	$650		$(2,769)	$(22)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

(2)	Includes $5.0 million that was recorded through Net gains on bonds related to a bond for which the Company received $10.8 million in principal paydowns on contractually due principal of $15.2 million: however, due to previously recorded impairments, the bond’s amortization cost basis was $5.8 million at September 30, 2011.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – For most of our performing bonds, the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.29% and 6.70% at December 31, 2012 and 2011, respectively. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices. For non-performing bonds, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.3% and 9.3% at December 31, 2012 and 2011, respectively. The capitalization rate averaged 7.0% and 7.9% at December 31, 2012 and 2011, respectively. However, to the extent available, the Company may estimate fair value base on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value.

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

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at December 31, 2012.

		Fair Value Measurement Levels at December 31, 2012			Total Gains (Losses)
(in thousands)	December 31, 2012	Level 1	Level 2	Level 3	Reported for the Year Ended December 31, 2012:
Assets:
Loans receivable	$93	$–	$–	$93	$112
Investments in unconsolidated venture	6,266	–	–	6,266	(679)

The following table presents assets that were measured at fair value in 2011 on a non-recurring basis and still held at December 31, 2011.

		Fair Value Measurement Levels at December 31, 2011			Total Losses Reported for
(in thousands)	December 31, 2011	Level 1	Level 2	Level 3	the Year Ended December 31, 2011:
Assets:
Loans receivable	$9,829	$–	$–	$9,829	$(331)
Investment in unconsolidated venture	6,666	–	–	6,666	(113)

The following methods or assumptions were used to estimate the fair value of these nonrecurring financial and non-financial instruments:

Loans Receivable – For non-performing loans, given that the Company has the right to foreclose on the underlying real estate which is collateral for the loan, the Company estimates the fair value by using an estimate of sales price, if available, less estimated selling costs. Estimates of sales prices are derived from a number of sources including current bids, appraisals and/or broker opinions of value. If the sales price is not readily estimable from such sources, as well as for all performing loans, the Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans receivable is recorded through “Other assets.”

Investment in unconsolidated venture – This is the Company’s 33.3% interest in an investment in a real estate partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  This investment is valued based on a third party appraisal.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,531	$112,404	$1,866
Other guarantees	376	34	777	67
Total	$26,554	$1,565	$113,181	$1,933

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company made no cash payments related to these indemnification agreements for the years ended December 31, 2012 and 2011. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.5 million between now and 2016.

The maximum exposure declined during the first quarter of 2012 as the Company’s methodology for measuring maximum exposure takes into consideration the amount of investor yield already delivered.  The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with the LIHTC Funds that were not sold to the purchaser of the TCE business.  See Note 17, “Consolidated Funds and Ventures” for information on these guarantees.

Other Guarantees

At December 31, 2012 other guarantees include loss sharing agreements associated with the Company’s investment in preferred stock.

The Company’s maximum exposure under this guarantee obligation represents the maximum loss the Company could incur and is not indicative of the likelihood of the expected loss under the guarantee.

Collateral and restricted assets

The following table summarizes the Company’s assets that are either pledged or restricted for the Company’s use at December 31, 2012 and 2011:

		December 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$2	$865,992	$2,619	$–	$868,613
Notes payable	B	13	–	1,735	14,302	16,050
Other	C	1,341	59,354	13,402	389	74,486
CFVs	D	53,957	–	111,931	17,568	183,456
Total		$55,313	$925,346	$129,687	$32,259	$1,142,605

		December 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$220	$943,856	$–	$–	$944,076
Notes payable	B	85	32,170	1,735	6,983	40,973
Other	C	4,554	32,855	3,560	9,804	50,773
CFVs	D	45,813	–	115,609	29,553	190,975
Total		$50,672	$1,008,881	$120,904	$46,340	$1,226,797

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B.	The Company pledges bonds, loans, investments in preferred stock, investments in solar facilities and an investment in a mixed-use real estate development as collateral for notes payable.

C.	The Company pledges collateral in connection with secured borrowings, derivative transactions, other liabilities and leases. The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements. In addition, cash may be restricted for funding obligations.

D.	These are assets held by non-profit entities which are consolidated by the Company. The real estate serves as collateral to bonds we eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2017. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the years ended December 31, 2012 and 2011:

	Reported through General and Administrative		Reported through Discontinued Operations
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Rental expense	$2,180	$2,294	$1,476	$1,476
Rental income	1,501	1,469	1,476	1,476
Net rental expense	$679	$825	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
December 31, 2012:

(in thousands)
2013	$3,597
2014	2,941
2015	1,564
2016	725
2017	30
Total minimum future rental commitments	$8,857

The Company expects to receive $5.7 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. At December 31, 2012, there were no such proceedings.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2012. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. Plaintiffs have appealed the Court’s ruling. As of December 31, 2012, based on the Company’s exposure under the remaining counts, the Company believes it is probable that it will settle this case for $0.5 million or less and as such the Company has a contingent obligation for $0.5 million (reported through other liabilities). If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Note 12—Equity

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the years ended December 31, 2012 and 2011.

	For the year ended December 31,
(in thousands)	2012	2011
Net (loss) income from continuing operations	$(240)	$8,111
Net income from discontinued operations	3,355	19,887
Net income to common shareholder	$3,115	$27,998

Basic weighted-average shares (1)	42,259	41,129
Common stock equivalents (2) (3)	184	–
Diluted weighted-average shares	42,443	41,129

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At December 31, 2012, 850,000 employee options were in the money and had a dilutive impact of 183,651 shares. For the year ended December 31, 2012, the average number of options excluded from the calculation of diluted earnings per share was 1,177,029 because of their anti-dilutive effect.

(3)	At December 31, 2011, all options were anti-dilutive. For the year ended December 31, 2011, the average number of options excluded from the calculation of diluted earnings per share was 1,179,639 because of their anti-dilutive effect.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets. In addition to quarterly distributions, the holders of the cumulative perpetual preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any net capital gains the Company recognized during the immediately preceding taxable year. For the taxable year ended December 31, 2012, TEB had capital gains of $3.6 million of which $0.2 million were due to the holders of the perpetual preferred shares. For the taxable year ended December 31, 2011, TEB had capital gains of $3.2 million of which $0.2 million were due to holders of the perpetual preferred shares.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at December 31, 2012.

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000	4.90%	September 30, 2014	September 30, 2014
Series A-3 (1)	November 4, 2005	6	2,000	7.50	September 30, 2013	September 30, 2013
Series A-4	November 4, 2005	8	2,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000	5.30	September 30, 2015	September 30, 2015
Series C (1)	October 19, 2004	13	1,000	9.75	September 30, 2013	September 30, 2013
Series C-1	October 19, 2004	13	1,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000	5.50	September 30, 2015	September 30, 2015
Series D (1)	November 4, 2005	15	2,000	5.90	September 30, 2015	September 30, 2020
Total		104	1,529	5.94

(1)	As described below, in the first quarter of 2013, all of the outstanding Series A-3 Preferred Shares and Series C Preferred Shares and one of the outstanding Series D Preferred Shares were redeemed through proceeds generated from the issuance of Series A-5 Preferred Shares. See Note 7, “Debt.”

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series cumulative mandatorily redeemable preferred shares. Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

At December 31, 2012, the cumulative perpetual preferred shares were subject to remarketing on the dates specified in the table above. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap provided in each Series Exhibit. If the remarketing agent is unable to remarket these shares successfully, distributions could increase or decrease. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on the terms of each series agreement, excluding those shares redeemed in the first quarter of 2013, if all distribution rates were reset on March 15, 2013 to the maximum failed remarketing distribution rates, then the Company’s annual distributions would increase by less than $0.1 million.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

The Series A-3 Preferred Shares were remarketed on September 30, 2012. As a result, effective October 1, 2012, the distribution rate on the Series A-3 Preferred Shares increased from 4.95% to 7.5%. The holders of a majority of the outstanding Series A-3 Preferred Shares agreed to permit the shares to be called at their liquidation preference, in whole or in part, at any point. All of the outstanding Series A-3 Preferred Shares were redeemed on February 5, 2013.

The Series C Preferred Shares were subject to remarketing on September 30, 2012. Effective September 30, 2012, the holders of the outstanding Series C Preferred Shares elected to waive the September 30, 2012 remarketing requirement, and allowed the distribution rate to remain at 9.75% and agreed to permit the shares to be called at their liquidation preference, in whole or in part, at any point. All of the outstanding Series C Preferred Shares were redeemed on February 5, 2013.

As discussed in Note 7, “Debt”, on February 5, 2013, TEB issued 37 Series A-5 Preferred Shares due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0% generating proceeds of $73.3 million, net of the purchaser’s discount of $0.7 million. The net proceeds from the issuance of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A Preferred Shares and Series A-3 Preferred Shares and Series C Preferred Shares for a total of $68.9 million which included liquidation preference of $68.2 million, accrued distributions of $0.5 million at February 4, 2013, and a redemption premium of $0.2 million. In addition, net proceeds from the issuance were used to redeem one Series D Preferred Share at a price of 80% or $1.6 million. The net proceeds after redemptions generated $2.8 million of cash, of which $0.4 million was used to pay debt issuance costs, which will be amortized on an effective yield basis over the life of the debt. The Series A-5 Preferred Shares will be classified as debt on the Company’s consolidated balance sheet. As a result of the Series A-3 Preferred Share and Series C Preferred Share redemptions and the redemption of one Series D Preferred Share, perpetual preferred share equity decreased by $26.3 million in the first quarter of 2013. The Series D Preferred Share was redeemed at a discount and, as a result, the Company will record a gain of $0.4 million through an increase in common shareholders’ equity in the first quarter of 2013.

The table below summarizes the terms of the cumulative perpetual preferred shares at March 25, 2013 (subsequent to the repurchase activity in February 2013).

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000	4.90%	September 30, 2014	September 30, 2014
Series A-4	November 4, 2005	8	2,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000	5.30	September 30, 2015	September 30, 2015
Series C-1	October 19, 2004	13	1,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	14	2,000	5.90	September 30, 2015	September 30, 2020
Total		84	1,571	5.42

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company did not wholly own at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Noncontrolling interests in:
LIHTC Funds	$379,407	$431,482
SA Fund	122,641	103,740
Lower Tier Property Partnerships	10,777	4,949
Other consolidated entities	(1,034)	5,014
Total	$511,791	$545,185

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

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations which primarily consist of unfunded equity commitment to Lower Tier Property Partnerships.  The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  Year over year the decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in 2012.  During 2012, the Funds’ investment balance declined by $52.9 million and the noncontrolling interest balance declined by $52.1 million.  See Note 17, “Consolidated Funds and Ventures,” for further information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligation.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investment in for-sale and rental properties are accounted for at fair value.  During 2012, the SA Fund’s noncontrolling interest balance increased by $18.9 million which was primarily due to $15.6 million in capital contributions from third party equity holders, plus net operating income of $9.2 million partially offset by losses of $5.9 as a result of currency translation adjustments for the year-ended December 31, 2012.

Lower Tier Property Partnerships

At the end of 2012 and 2011, two non-profit entities (which we consolidate) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.  The vast majority of the noncontrolling interest balance is related to equity allocated to third party investors.

During the third quarter of 2012, one of the non-profit entities assumed the GP interest in three real estate property partnerships for which the Company provided debt financing and certain LIHTC Funds provided limited partner equity to two of the partnerships.  Because the non-profit entity was deemed to be the primary beneficiary, it consolidated the real estate property partnerships and recorded a net increase to its equity of $7.2 million (recorded as noncontrolling interest related to lower tier property partnerships in the above table).  See Note 17, “Consolidated Fund and Ventures”.  As a result, the Company eliminated its bond investment of $19.0 million and its $2.0 million noncontrolling equity related to the LIHTC Funds was removed.  The resulting net increase of $5.2 million in noncontrolling equity related to lower tier property partnerships is reported through net change due to consolidation on the Consolidated Statements of Equity.

Other Consolidated Entities

At December 31, 2012, the only item included in other consolidated entities is the minority interest in IHS held by third parties. At December 31, 2011, other consolidated entities included the minority interest in IHS held by third parties and the minority interest in a limited partnership interest in a Solar Fund. During the third quarter of 2012, the Company purchased for $0.3 million the remaining limited partnership interest in the Solar Fund which resulted in a transfer of the remaining equity of $2.2 million of the noncontrolling interest holder to the Company’s common equity holders and is reported through net change due to consolidation on the Consolidated Statements of Equity.  See Note 5, “Other Assets”.

Even though common shareholders’ equity increased by $2.2 million, the Company has a contingent liability to certain creditors of the solar facilities who provided non-recourse debt to finance the solar facilities. The Company entered into agreements with these creditors to provide for contingent interest to be paid to them should the Company collect various fees to which it is entitled as the developer of these facilities. The total contingent liability associated with these agreements is $1.8 million and should the facilities generate enough cash to pay these fees, then the Company will begin to record the associated contingent interest expense and establish a corresponding liability. As a result of these transactions, the Company no longer has any noncontrolling interest holders in its remaining solar facilities.

Note 13—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Employees’ Stock-based Compensation plan	$175	$66
Non-employee Directors’ Stock-based Compensation plan	250	187
Total	$425	$253

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 57,397 shares were still available to be issued at December 31, 2012. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

The Company measures the fair value of options granted with solely time-based vesting using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of time-based options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns. The Company measures the fair value of options granted with specific stock price targets using a Monte Carlo simulation for purposes of recognizing compensation expense.  Because the options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value of performance-based options as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different stock price outcomes.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2011	1,145	$7.01	8.2	$–	$116
Granted	–	–
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at December 31, 2011	1,145	7.01	7.2	–	181
Granted	1,200	0.36
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at December 31, 2012	2,345	3.61	7.8	58	355
Number of options that were exercisable at:
December 31, 2011	862	9.24	6.9
December 31, 2012	1,333	6.08	6.6

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5,650,000 shares for issuance, of which 3,349,949 have been issued at December 31, 2012. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	59.0	$24.44	1.5	$–
Expired/Forfeited	(32.0)	24.23
Outstanding at December 31, 2011	27.0	24.69	1.1	–
Expired/Forfeited	(10.0)	24.74
Granted	78.1	0.36
Outstanding at December 31, 2012	95.1	4.70	8.3	–

Number of options that were exercisable at:
December 31, 2011	27.0	24.69	1.1
December 31, 2012	17.0	24.67	0.4

Stock options awarded in 2012 were valued at $25,000 at the date of issuance and will vest in four equal installments on the last day of each of each quarter during 2013. The expense related to the options is recorded through general and administrative on the consolidated statements of operations.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the years ended December 31, 2012 and 2011. The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
December 31, 2011	487,577	$0.14	179,560	$0.14	$187
December 31, 2012	–	–	390,610	0.32	250

For the years ended December 31, 2012 and 2011, the Company recognized $0.2 million in Director fees, of which $0.1 million was paid in cash, and the balance in deferred and restricted shares. Director fees are reflected in “General and administrative” in the consolidated statements of operations.

For the year ended December 31, 2012, the Company incurred Director fees for five independent directors.  During the year ended December 31, 2011, the Company incurred Director fees for four independent directors for three quarters and only three independent directors for the remaining quarter.

Note 14—Income taxes

The following table summarizes the components of the income tax expense for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Federal income tax expense:
Current	$–	$–
Deferred	–	–
State income tax expense:
Current	(101)	(195)
Deferred	–	–
Foreign income tax expense:
Current	–	(44)
Deferred	–	–
Income tax expense	$(101)	$(239)

MuniMae is a publicly traded partnership (“PTP”) and, as such, is taxed as a partnership for federal and state income tax purposes. As a result of this partnership treatment, all of the Company’s pass-through entity income is allocated to the common shareholders of the Company and the shareholders are responsible for the inclusion of any items of income, gain, deduction or loss on their tax returns and any tax liability that results. Therefore, the Company does not have a liability for federal or state income taxes related to the PTP income. The Company’s PTP net income may differ significantly from the taxable income of the Company’s shareholders as a result of differences between the tax basis of the PTP’s net assets as compared to the aggregate tax basis of the Company’s shareholders. The aggregate difference in the tax basis of the Company’s PTP net assets as compared to the Company’s shareholders cannot be readily determined since each investor’s tax basis in the Company’s PTP net assets is different.

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

The following table reflects the effective income tax reconciliation for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Loss from continuing operations before income taxes	$(40,942)	$(38,249)

Income tax benefit at federal statutory rate (35%)	14,329	13,387
Permanent differences:
Impact on taxes from entities not subject to tax	(15,148)	(4,607)
State income taxes, net of federal tax effect	(1,654)	1,086
Foreign losses	(1,058)	(73)
Other	6	(253)
Change in valuation allowance	3,424	(9,779)
Income tax expense	$(101)	$(239)

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$185,364	$198,885
Guarantee fees	6,053	6,665
Asset management fees	10,955	9,421
Cancellation of subordinated debt	13,132	–
Loan loss reserves	7,799	11,411
Derivative financial instruments	4,599	7,393
Other	10,978	10,637
Total deferred tax assets	238,880	244,412
Less: valuation allowance	(230,414)	(233,838)
Total deferred tax assets, net	$8,466	$10,574
Deferred tax liabilities:
Investments in preferred stock	$8,466	$10,574
Total deferred tax liabilities	$8,466	$10,574
Net deferred tax liability	$–	$–

The following table summarizes the change in the valuation allowance for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Balance-January 1,	$233,838	$225,834
Additions (subtractions) from discontinued operations	-	(1,775)
Additions (subtractions) from continuing operations	(3,424)	9,779
Balance-December 31,	$230,414	$233,838

At December 31, 2012 and 2011, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized (primarily due to continuing net operating losses related to its taxable subsidiaries) and therefore, the Company continued to record a deferred tax asset valuation allowance of $230.4 million and $233.8 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

As a result of net operating losses and amended income tax returns from tax years ending December 31, 2004, 2005 and 2006, the Company has state income taxes receivable of $2.4 million and $2.8 million at December 31, 2012 and 2011, respectively, reported through “Other assets.” During 2011, the Company received $2.6 million in state tax refunds. During 2012, the Company received $0.5 million in state tax refunds.

At December 31, 2012 and 2011, the Company had a net operating loss (“NOL”) carryforward of $445.9 million and $476.1 million, respectively, which are available to reduce future federal income taxes. The NOLs will begin to expire in 2027. At both December 31, 2012 and 2011, the Company had $6.4 million of unused investment tax credits and affordable housing tax credit carryforwards for federal income tax purposes, which will begin to expire in 2027.

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

The Company has recorded a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority. This liability is reported in “Other liabilities” in the consolidated balance sheets. A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended December 31,
(in thousands)	2012	2011
Balance-January 1,	$2,679	$2,493
Gross additions for tax positions of prior years	42	42
Gross additions for tax positions of the current year	–	–
Reductions resulting from a lapse of the statue of limitations	–	–
Changes to tax positions that only affect timing	(95)	144
Balance-December 31,	$2,626	$2,679

Of the uncertain tax position presented above, $2.3 million would have an impact on the effective tax rate for the periods ended December 31, 2012 and 2011, in the event an unfavorable settlement occurs with the respective tax authorities. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforward and would be subject to a full valuation allowance.

The accrued liability for interest and penalties was $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

During 2011, the Company and certain of its subsidiaries concluded examinations with the State of Florida for all tax years ending December 31, 2004 through 2009 resulting in immaterial changes to tax expense. In January 2011, the Company settled with the State of Texas for the tax years ended December 31, 2004 through 2006, resulting in immaterial changes to tax expense.

As of December 31, 2012, the Company continued to be under audit by the Commonwealth of Massachusetts for amended returns for the calendar years ending December 31, 2004 through 2006. On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for all years covered by the audit. Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company. This agreement also resolves $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012. The release of the uncertain tax position will result in a $1.6 million tax benefit in the first quarter of 2013

Note 15—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s bonds is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of the performing tax-exempt bond secured by this multifamily property was $9.1 million (representing 99.6% of par) at December 31, 2012 or less than 1% of the Company’s total bond portfolio at December 31, 2012. The Shelter Group also provides property management services for certain properties that serve as collateral for the Company’s bonds. During the years ended December 31, 2012 and 2011, there were three such property management contracts for three properties securing the Company’s bonds (including those eliminated for accounting purposes). Fees paid by the properties to The Shelter Group under these contracts were $0.5 million for the years ended December 31, 2012 and 2011.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

At September 30, 2011, Mr. Joseph had direct and indirect ownership interests in SCA, which held the GP interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds. The Company was not the primary beneficiary of SCA and therefore, at September 30, 2011, the Company did not consolidate SCA and the properties it owns.

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit entity that provides charitable services and programs for the affordable housing market. The Company consolidates this non-profit entity because it is deemed to be the primary beneficiary. As a result of this donation, the non-profit entity consolidates these multifamily properties and therefore the properties are included in the Company’s consolidated financial statements beginning October 1, 2011. See Note 17, “Consolidated Funds and Ventures.”

Note 16—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  The revenues, expenses and all other statement of operations activity in discontinued operation, including the gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax” and “Net losses allocable to noncontrolling interests from CFVs – related to discontinued operations” in the consolidated statements of operations.

During the fourth quarter of 2011, the Company sold a REO property, recognizing a $3.5 million gain on sale. Separately, during the fourth quarter 2011, a non-profit entity consolidated by the Company received, as a donation, certain real estate properties serving as collateral for certain of our bonds. As a result of this donation and since we consolidate the non-profit entity, we consolidated the real estate properties and eliminated our bond interests starting in the fourth quarter of 2011. Beginning in 2012, two of the properties are reported through discontinued operations, one of which was sold during fourth quarter of 2012 and one of which is still on our balance sheet at December 31, 2012 classified as held-for-sale. As reflected in the table below, $14.7 million of net gains due to real estate consolidation were recorded during the fourth quarter of 2011, which is a result of derecognizing our bond interests and reclassifying unrealized bond gains from equity to net gains due to real estate consolidation in current period earnings.

As discussed above, the non-profit entity consolidated by the Company sold one of the two properties classified as held-for-sale during the fourth quarter of 2012. The sale generated $20.9 million of net cash proceeds which were used to redeem the bond financing held by TEB. During the fourth quarter of 2012, the Company recognized a gain on sale of $5.2 million. The net gain is comprised of a $3.3 million gain on sale related to the redemption of the bond held by TEB (included in net income to common shareholders from discontinued operations) and a gain on the sale of the property of $1.9 million allocable to the noncontrolling interests.

During the first quarter of 2013, the non-profit entity consolidated by the Company sold the property that was classified as held for sale on the consolidated balance sheet at December 31, 2012.  As a result, the Company will recognize a net gain on sale of real estate allocable to the common shareholder and reported through discontinued operations of approximately $1.7 million during the first quarter of 2013.

	For the year ended December 31,
(in thousands)	2012	2011
Sublease income	$1,476	$1,476
Other income	333	340
Income from CFVs (primarily rental income)	6,163	1,597
Income from REO operations	57	916
Rent expense	(1,476)	(1,476)
Other expenses	126	250
Expenses from CFVs (primarily operating expenses)	(9,477)	(1,599)
Net gains due to real estate consolidation	–	14,663
Income tax expense	–	–
(Loss) Income from operations	(2,798)	16,167
Disposal:
Net gains on sale of real estate	–	3,512
Net gains related to CFVs	5,180	–
Net income from discontinued operations	2,382	19,679
Loss from discontinued operations allocable to noncontrolling interests	973	208
Net income to common shareholders from discontinued operations	$3,355	$19,887

The details of net income to common shareholders from discontinued operations for the years ended December 31, 2012 and 2011 are as follows:

	For the year ended December 31,
(in thousands)	2012	2011
Interest income	$1,034	$266
Income from REO operations	57	916
Other income	497	590
Guarantee expense	(1,554)	(60)
Net gains on bonds	3,321	–
Net gains due to real estate consolidation	–	14,663
Net gains on sale of real estate	–	3,512
Net income to common shareholders from discontinued operations	$3,355	$19,887

Note 17—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal equity ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations. Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs.”

The total assets, by type of consolidated fund or venture, at December 31, 2012 and 2011 are summarized as follows:

(in thousands)	December 31, 2012	December 31, 2011
LIHTC Funds	$381,394	$433,653
SA Fund	175,572	118,050
Consolidated Lower Tier Property Partnerships	135,674	121,800
Other consolidated entities	922	12,076
Total assets of CFVs	$693,562	$685,579

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its GP interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its GP interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at December 31, 2012 and 2011. The Company’s GP ownership interests of the funds remaining at December 31, 2012 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At December 31, 2012 and 2011, the Company’s maximum exposure under these guarantees is estimated to be $659.7 million and $694.7 million, respectively; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $149.1 million in equity commitments from investors, of which $127.6 million has been funded at December 31, 2012. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $4.0 million. At December 31, 2012, the Company had funded $3.3 million of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.0 million has been funded. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the GP’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bonds and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated twelve and eight Lower Tier Property Partnerships at December 31, 2012 and 2011, respectively. In general, the Lower Tier Property Partnerships own and operate affordable multifamily housing rental properties (see Real estate held-for-use and held-for-sale in the Asset Summary below).

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At December 31, 2012, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at December 31, 2012 and 2011.

Asset Summary:

(in thousands)	December 31, 2012	December 31, 2011
Cash, cash equivalents and restricted cash	$53,957	$45,813
Investments in Lower Tier Property Partnerships	333,335	386,275
SA Fund investments	161,433	108,329
Real estate held-for-use, net	111,931	115,609
Real estate held-for-sale	15,338	–
Other assets of CFVs:
Solar facilities (1)	–	10,163
Other assets	17,568	19,390
Total assets of CFVs	$693,562	$685,579

(1)	For more information see Note 5, “Other Assets”.

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
LIHTC Funds’ investment in Lower Tier Property Partnerships	$333,335	$386,275
Total assets of Lower Tier Property Partnerships (1)	$1,371,880	$1,439,959
Total liabilities of Lower Tier Property Partnerships (1)	1,041,961	1,061,995

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation held by the LIHTC Funds’ underlying Lower Tier Property Partnerships. The Company’s bonds in the Lower Tier Property Partnerships at December 31, 2012 and 2011, were $421.3 million and $450.7 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bonds.

Lower Tier Property Partnership’s Real estate held-for-use, net

The REO (held-for-use) by Lower Tier Property Partnerships, which are consolidated by the Company, is comprised of the following at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Building, furniture and fixtures	$116,320	$116,257
Accumulated depreciation	(15,598)	(9,811)
Land	11,209	9,163
Total	$111,931	$115,609

Depreciation expense was $7.8 million and $2.9 million, of which $1.4 million and $0.6 million was included in discontinued operations for the years ended December 31, 2012 and 2011, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the years ended December 31, 2012 and 2011.

The Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the Lower Tier Property Partnerships or the non-profit entities. However, the Company provided debt financing to the Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At December 31, 2012, the fair value of these bonds was $108.2 million, including $8.2 million of net unrealized mark to market gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At December 31, 2012, $60.6 million of the Company’s eliminated bonds were pledged as collateral for senior interests in and debt owed to securitization trusts.

Lower Tier Property Partnership’s Real estate held-for-sale

The REO (held-for-sale) by Lower Tier Property Partnerships, which are consolidated by the Company, is comprised of the following at December 31, 2012 (there were no such REO at December 31, 2011):

(in thousands)	December 31, 2012
Cash	$318
Building, furniture and fixtures	14,740
Accumulated depreciation	(959)
Land	1,215
Other Assets	24
Total	15,338

At December 31, 2012, the Company had a multifamily property classified as held-for-sale and reported through discontinued operations. The property is no longer depreciated and is carried at the lower of the property’s fair value less cost to sell or its current carrying value. See Note 16, “Discontinued Operations.”

The Lower Tier Property Partnership which owns the real estate held-for-sale (multifamily property) was consolidated by a non-profit entity that is in turn consolidated by the Company. The Company does not have an equity interest in the Lower Tier Property Partnership or the non-profit entity. However, the Company provided debt financing to the Lower Tier Property Partnership. In consolidation, because the Company consolidates the Lower Tier Property Partnership, the real estate held by the Lower Tier Property Partnership is reflected on the Company’s balance sheet. The Company’s bond has been eliminated against the related mortgage debt obligation of the Lower Tier Property Partnership. The Company’s maximum loss exposure is the fair value of its bond. At December 31, 2012, the fair value of the bond was $16.9 million, including $2.2 million of net unrealized mark to market gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At December 31, 2012, $5.6 million of the Company’s eliminated bond was pledged as collateral for senior interests in and debt owed to securitization trusts.

SA Fund Investments

The SA Fund was organized under South African law in a similar manner to the US investment companies and therefore follows accounting guidance specific to investment companies which requires fair value accounting for investments. The Company calculates such fair value based on estimates because there are no readily available market values. In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party licensed appraisers.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $161.4 million and $108.3 million at December 31, 2012 and 2011, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Balance, January 1,	$108,329	$78,222
Net gains included in earnings	13,144	11,369
Net losses included in other comprehensive income	(6,143)	(19,590)
Impact from purchases	53,633	40,730
Impact from sales	(7,530)	(2,402)
Impact from settlements	–	–
Balance, December 31,	$161,433	$108,329

The SA Fund has committed $172.4 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $142.1 million has been funded at December 31, 2012.

The following section provides more information related to the liabilities of the CFVs at December 31, 2012 and 2011.

Liability Summary:

(in thousands)	December 31, 2012	December 31, 2011
Liabilities of CFVs:
Debt	$55,433	$23,902
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	15,881	17,033
Other liabilities	6,150	6,189
Total liabilities of CFVs	$77,464	$47,124

Debt

At December 31, 2012 and 2011, the debt of the CFVs had the following terms:

	December 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 30, 2018
Other	6,081	7,289	10.4	Various dates through October 2021

	December 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates		Maturity Dates
Solar Fund	$3,511	$3,511	8.3	%(1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4		April 30, 2018
Other	8,357	9,871	10.0		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

SA Fund

The SA Fund has an agreement with the OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.0 million of debt against this financing arrangement as of December 31, 2012, including $37.0 million of draws which were made in 2012. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statement of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $1.0 million and $1.6 million at December 31, 2012 and 2011, respectively and are considered Level 2 valuations.

At December 31, 2012 the SA Fund had $3.9 million of cash pledged as collateral for the foreign exchange derivative contracts.

Solar Fund

The Solar Fund debt generally consists of amortizing debt secured by the Solar Fund’s interest in the solar facilities. This debt is the obligation of the Solar Fund and there is no recourse to the Company. At September 30, 2012, the Company wholly owned the Solar Fund and its respective assets and debt. Therefore, this debt is now reflected as debt as opposed to Debt of CFVs. For more information see Note 5, “Other Assets”.

Other

Three Lower Tier Property Partnerships that are consolidated by the Company have debt owed to a third party totaling $5.9 million for which the Company has guaranteed the principal and interest payments. At December 31, 2012, the Company’s estimated loss exposure related to this debt was $3.4 million.

The following section provides more information related to the income statement of the CFVs for the years ended December 31, 2012 and 2011.

Income Statement Summary:

	For the year ended December 31,
(in thousands)	2012	2011
Revenue:
Rental and other income from real estate	$18,115	$4,683
Interest and other income	6,969	2,292
Total revenue from CFVs	25,084	6,975

Expenses:
Depreciation and amortization	9,014	5,016
Interest expense	1,745	866
Other operating expenses	17,281	7,852
Asset impairments	13,319	18,109
Total expenses from CFVs	41,359	31,843

Net gains (losses) related to CFVs:
Unrealized gains on investments	13,143	11,369
Derivative (loss) gains	(532)	1,323
Net loss on sale of properties	(170)	(451)
Equity in losses from Lower Tier Property Partnerships of CFVs	(39,391)	(35,751)
Net loss	(43,225)	(48,378)
Net losses allocable to noncontrolling interests in CFVs	49,722 (1)	55,867 (1)
Net income allocable to the common shareholders related to CFVs	$6,497	$7,489

(1)	Net losses allocable to noncontrolling interest in CFVs have been adjusted to exclude noncontrolling interest related to IHS.

The details of Net income allocable to the common shareholders related to CFVs for the years ended December 31, 2012 and 2011are as follows:

	For the year ended December 31,
(in thousands)	2012	2011
Interest income	$5,213	$1,465
Asset management fees	5,459	7,532
Guarantee fees	1,383	1,374
Equity in losses from Lower Tier Property Partnerships	(4,312)	(2,770)
Equity in income from SA Fund	336	200
Other expense	(1,582)	(312)
Net income allocable to the common shareholders	$6,497	$7,489

Note 18—segment Information

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s primary business is the management of its bond portfolio which is comprised primarily of tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. The vast majority of the Company’s operating cash flows are generated from the Company’s bond portfolio. MuniMae is also the GP and manager of certain LIHTC Funds.

International Operations

Substantially the Company’s entire International Operations take place through a subsidiary, IHS which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. The Company owns a substantial majority, approximately 83%, of IHS.  In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

The following tables reflect the results of the business segments for the years ended December 31, 2012 and 2011. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income.

Consolidated Funds and Ventures

CFVs ventures are entities for which the Company is deemed to be the primary beneficiary. The Company earns revenue from these CFVs mainly through asset management fees, interest income (mostly relating to interest on bonds) and guarantee fees.

	December 31, 2012
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$70,967	$37	$6,416	$(5,213)	A	$(6,416)	$65,791
Total interest expense	26,521	138	6,958	(5,213)	A	(1,745)	26,659
Net interest income	44,446	(101)	(542)	–		(4,671)	39,132

Total fee and other income	11,412	3,716	18,668	(6,842)	B	(18,668)	8,286
Revenue from CFVs	–	–	–	–		25,084	25,084
Total non-interest revenue	11,412	3,716	18,668	(6,842)		6,416	33,370
Total revenues, net of interest expense	55,858	3,615	18,126	(6,842)		1,745	72,502

Operating and other expenses:
Interest expense	18,565	–	–	–		–	18,565
Operating expenses	15,721	6,503	24,123	(6,842)	B	(17,281)	22,224

Impairment on bonds and provision for loan losses	1,570	–	–	–		–	1,570
Other expenses	12,156	(111)	22,333	(5,558)	C, D	(22,333)	6,487
Expenses from CFVs	–	–	–	–		41,359	41,359
Total operating and other expenses	48,012	6,392	46,456	(12,400)		1,745	90,205
Net (losses) gains on assets, derivatives and extinguishment of liabilities	(1,693)	–	12,441	–		(12,441)	(1,693)
Net gains due to real estate consolidation and foreclosure	5,404	–	–	–		–	5,404
Net gains related to CFVs	–	–	–	–		12,441	12,441
Equity in losses from Lower Tier Property Partnerships	–	–	(35,415)	(3,976)	C	–	(39,391)
Income (loss) from continuing operations before income taxes	11,557	(2,777)	(51,304)	1,582		–	(40,942)
Income tax expense	(101)	–	–	–		–	(101)
Income from discontinued operations, net of tax	3,355	–	(973)	–		–	2,382
Net income (loss)	14,811	(2,777)	(52,277)	1,582		–	(38,661)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,443)	–	–	–		–	(9,443)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	524	51,304	(1,582)	D	–	50,246
Related to discontinued operations	–	–	973	–		–	973
Net income (loss) to common shareholders	$5,368	$(2,253)	$–	$–		$–	$3,115

	December 31, 2011
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$83,533	$99	$1,453	$(1,465)	A	$(1,453)	$82,167
Total interest expense	35,302	224	2,331	(1,465)	A	(866)	35,526
Net interest income	48,231	(125)	(878)	–		(587)	46,641

Total fee and other income	11,786	6,447	5,522	(8,906)	B	(5,522)	9,327
Revenue from CFVs	–	–	–	–		6,975	6,975
Total non-interest revenue	11,786	6,447	5,522	(8,906)		1,453	16,302
Total revenues, net of interest expense	60,017	6,322	4,644	(8,906)		866	62,943
Operating and other expenses:
Interest expense	21,498	–	–	–		–	21,498
Operating expenses	17,850	6,879	16,758	(8,906)	B	(7,852)	24,729
Impairment on bonds and provision for loan losses	13,673	–	–	–		–	13,673
Other expenses	7,128	(595)	23,125	(2,882)	C,D	(23,125)	3,651
Expenses from CFVs	–	–	–	–		31,843	31,843
Total operating and other expenses	60,149	6,284	39,883	(11,788)		866	95,394
Net gains (losses) on assets, derivatives and extinguishment of liabilities	4,383	–	12,241	–		(12,241)	4,383
Net gains due to real estate consolidation and foreclosure	13,329	–	–	–		–	13,329
Net gains related to CFVs	–	–	–	–		12,241	12,241
Equity in losses from Lower Tier Property Partnerships	–	–	(33,181)	(2,570)	C	–	(35,751)
Income (loss) from continuing operations before income taxes	17,580	38	(56,179)	312		–	(38,249)
Income tax expense	(239)	–	–	–		–	(239)
Income from discontinued operations, net of tax	19,887	–	(208)	–		–	19,679
Net income (loss)	37,228	38	(56,387)	312		–	(18,809)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,598)	–	–	–		–	(9,598)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	330	56,179	(312)	D	–	56,197
Related to discontinued operations	–	–	208	–		–	208
Net income to common shareholders	$27,630	$368	$–	$–		$–	$27,998

A.  Primarily related to interest on bonds that the Company earned by holding the bond but which is eliminated because the Company consolidates the Lower Tier Property Partnership and its related real estate. These Lower Tier Property Partnerships each have a mortgage debt obligation that collateralizes a bond.

B.  Primarily related to asset management fees earned by the Company for asset management services provided to the SA Fund and LIHTC Funds.

C.  Primarily relates to equity in losses from the Lower Tier Property Partnerships associated with the Company’s LIHTC Funds for which the Company has provided bond financing to the Lower Tier Property Partnerships.

D.  Includes losses recorded by the Company related to guarantees provided by the Company associated with third party debt obligations of certain Lower Tier Property Partnerships.

The total assets by segment as of December 31, 2012 and 2011 are presented in the table below:

(in thousands)	December 31, 2012	December 31, 2011
ASSETS
US Operations	$1,236,288	$1,271,664
International Operations	4,644	4,094
Total segment assets	1,240,932	1,275,758
Bonds eliminated in consolidation	(114,529)	(104,170)
Net unrealized mark to market gains not recorded in consolidation	(10,585)	(3,513)
Other adjustments	(7,628)	(9,991)
Assets of CFVs	693,562	685,579
Total MMA consolidated assets	$1,801,752	$1,843,663

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

3.2	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.1	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3	Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.7	Amended and Restated Acquisition Agreement dated February 3, 2009 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009

10.8	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.9	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.10	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

E-1

Exhibit No.		Description	Incorporation by Reference

10 .12	A.	Amendment to Swap Documents, dated as of March 6, 2008, hereof relating to that certain ISDA Master Agreement, dated as of December 5, 2003, between Merrill Lynch Capital Services, Inc. and MuniMae TEI Holdings, LLC, and related swap documents.	Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K filed on April 29, 2009

	B.	Pledge Agreement, dated as of March 6, 2008, relating to the MuniMae TEI Holdings, LLC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	C.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of April 28, 1997, between Merrill Lynch Capital Services, Inc. and MMA, and related swap documents (collectively, the “ MMA Swap Documents ”);

	D.	Pledge Agreement, dated as of March 6, 2008, relating to the MMA Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	E.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MMA Swap Documents;

	F.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of June 14, 2004, between Merrill Lynch Capital Services, Inc. and MFH, and related swap documents (collectively, the “ MFH Swap Documents ”);

	G.	Pledge Agreement, dated as of March 6, 2008, relating to the MFH Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	H.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MFH Swap Documents;

	I.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of February 1, 2007, between Merrill Lynch Capital Services, Inc. and MRC, and related swap documents (collectively, the “ MRC Swap Documents ”);

	J.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MRC Swap Documents;

	K.	Pledge Agreement, dated as of March 6, 2008, relating to the MRC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	L.	Agreement with Respect to Swap Collateral, dated as of March 6, 2008, between MuniMae TEI Holdings, LLC, Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., MMA and U.S. Bank Trust National Association, as collateral agent;

	M.	Pledge Agreement relating to the Swap Collateral Agreement executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc.;

E-2

Exhibit No.	Description	Incorporation by Reference

10.13	Stock Option Agreements by and between the Company and Gary A. Mentesana dated as of January 7, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2010

10.14	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated February 12, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.15	2009 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.17	Option Agreement by and between the Company and Michael L. Falcone dated as of May 10, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 12, 2010

10.18	2010 Share Incentive Plan dated April 29 2010	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.19	2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.20	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of junior subordinated securities, dated December 31, 2011	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012

10.21	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012

10.22	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 18, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 19, 2012

10.23	Second Amended and Restated Forbearance Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012

10.24	Second Amended and Restated Pledge Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012

10.25	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.26	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of Junior Subordinated Indentures, dated November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.27	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.28	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of Junior Subordinated Indentures (formerly trust preferred securities), dated November 20, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.29

10.30	Pledge, Security and Custody Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

E-3

Exhibit No.	Description	Incorporation by Reference

10.31	Master Trust Agreement, dated December 6, 2012, by and among TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.32	Standby Credit Enhancement Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.33	Option Agreement by and between the Company and Michael L. Falcone dated as of April 24, 2012	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 15, 2012

10.34	Option Agreement by and between the Company and Gary A. Mentesana dated as of March 29, 2012	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 15, 2012

21	List of Subsidiaries

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4