Form 10-K/A
period 2012-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2013-04-01
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)

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

Number of shares of Common Shares outstanding as of March 18, 2013: 41,429,669.

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

EXPLANATORY NOTE	1

PART IV	2

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES	2

SIGNATURES	S-1

EXHIBIT INDEX	E-1

EXHIBIT 10.29

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

ii

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to Municipal Mortgage & Equity, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013 (the “Form 10-K”), is to file Exhibit 10.29, 2012 Non-Employee Directors’ Compensation Plan.

No other modifications or changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibit Index

See Exhibit Index immediately preceding the exhibits

2

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
Dated: April 1, 2013		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

	By:		/s/ Lisa M. Roberts
Dated: April 1, 2013		Name:	Lisa M. Roberts
		Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

	By:		/s/ Jason M. Antonakas
Dated: April 1, 2013		Name:	Jason M. Antonakas
		Title:	Chief Accounting Officer
(Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2*	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)

3.1*	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

3.2*	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1*	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3*	Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6*	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.7*	Amended and Restated Acquisition Agreement dated February 3, 2009 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009

10.8*	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.9*	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.10*	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

E-1

Exhibit No.		Description	Incorporation by Reference

10 .12*	A.	Amendment to Swap Documents, dated as of March 6, 2008, hereof relating to that certain ISDA Master Agreement, dated as of December 5, 2003, between Merrill Lynch Capital Services, Inc. and MuniMae TEI Holdings, LLC, and related swap documents.	Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K filed on April 29, 2009

	B.	Pledge Agreement, dated as of March 6, 2008, relating to the MuniMae TEI Holdings, LLC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	C.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of April 28, 1997, between Merrill Lynch Capital Services, Inc. and MMA, and related swap documents (collectively, the “ MMA Swap Documents ”);

	D.	Pledge Agreement, dated as of March 6, 2008, relating to the MMA Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	E.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MMA Swap Documents;

	F.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of June 14, 2004, between Merrill Lynch Capital Services, Inc. and MFH, and related swap documents (collectively, the “ MFH Swap Documents ”);

	G.	Pledge Agreement, dated as of March 6, 2008, relating to the MFH Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	H.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MFH Swap Documents;

	I.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of February 1, 2007, between Merrill Lynch Capital Services, Inc. and MRC, and related swap documents (collectively, the “ MRC Swap Documents ”);

	J.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MRC Swap Documents;

	K.	Pledge Agreement, dated as of March 6, 2008, relating to the MRC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

	L.	Agreement with Respect to Swap Collateral, dated as of March 6, 2008, between MuniMae TEI Holdings, LLC, Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., MMA and U.S. Bank Trust National Association, as collateral agent;

	M.	Pledge Agreement relating to the Swap Collateral Agreement executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc.;

E-2

Exhibit No.	Description	Incorporation by Reference

10.13*	Stock Option Agreements by and between the Company and Gary A. Mentesana dated as of January 7, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2010

10.14*	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated February 12, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.15*	2009 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.17*	Option Agreement by and between the Company and Michael L. Falcone dated as of May 10, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 12, 2010

10.18*	2010 Share Incentive Plan dated April 29 2010	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.19*	2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.20*	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of junior subordinated securities, dated December 31, 2011	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012

10.21*	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012

10.22*	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 18, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 19, 2012

10.23*	Second Amended and Restated Forbearance Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012

10.24*	Second Amended and Restated Pledge Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012

10.25*	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.26*	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of Junior Subordinated Indentures, dated November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.27*	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.28*	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of Junior Subordinated Indentures (formerly trust preferred securities), dated November 20, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.29**	2012 Non-Employee Directors’ Compensation Plan

10.30*	Pledge, Security and Custody Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

E-3

Exhibit No.	Description	Incorporation by Reference

10.31*	Master Trust Agreement, dated December 6, 2012, by and among TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.32*	Standby Credit Enhancement Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.33*	Option Agreement by and between the Company and Michael L. Falcone dated as of April 24, 2012	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 15, 2012

10.34*	Option Agreement by and between the Company and Gary A. Mentesana dated as of March 29, 2012	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on May 15, 2012

21*	List of Subsidiaries

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously included in Municipal Mortgage & Equity, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013.

**	This exhibit was not previously included in Municipal Mortgage & Equity, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013 and is being filed with this amendment.

E-4