Form 10-Q
period 2013-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2013-05-15
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 41,429,669 shares of common shares outstanding at May 9, 2013.

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	(a) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2
	(b) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	3
	(d) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 & 2012	5
	(e) Consolidated Statements of Equity for the three months ended March 31, 2013	6
	(f) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	7
	(g) Notes to the Consolidated Financial Statements	8
Item 2.	Managment’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57

SIGNATURES		S-1
EXHIBITS		E-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K, in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

Part	I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and cash equivalents (includes $47,668 and $41,634 in a consolidated subsidiary that has restrictions on distributions)	$57,995	$50,857
Restricted cash (includes $50,350 and $53,957 related to CFVs)	70,273	55,313
Bonds available-for-sale (includes $924,557 and $925,346 pledged as collateral)	968,814	969,394
Investments in Lower Tier Property Partnerships related to CFVs	325,271	333,335
SA Fund investments (includes $161,586 and $161,433 related to CFVs)	161,586	161,433
Real estate held-for-use, net (includes $17,659 and $17,756 pledged as collateral and $110,866 and $111,931 related to CFVs)	128,525	129,687
Real estate held-for-sale related to CFVs	-	15,338
Investment in preferred stock	31,371	31,371
Other assets (includes $14,589 and $14,691 pledged as collateral and $20,203 and $17,568 related to CFVs)	55,279	55,024
Total assets	$1,799,114	$1,801,752

LIABILITIES AND EQUITY
Debt (includes $49,560 and $55,433 related to CFVs)	$1,025,517	$1,042,959
Derivative liabilities	3,282	3,544
Accounts payable and accrued expenses	13,065	12,498
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	15,881	15,881
Other liabilities (includes $8,626 and $6,150 related to CFVs)	16,306	15,145
Total liabilities	$1,074,051	$1,090,027

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $132,000 and $159,000 at March 31, 2013 and December 31, 2012	$128,706	$155,033
Noncontrolling interests in CFVs and IHS (net of $1,533 and $1,533 of subscriptions receivable)	501,554	511,791
Common shareholders’ equity:
Common shares, no par value (41,234,718 and 40,638,614 shares issued and outstanding and 1,215,877 and 1,873,348 non-employee directors’ and employee deferred shares issued at March 31, 2013 and December 31, 2012, respectively)	(54,871)	(93,786)
Accumulated other comprehensive income	149,674	138,687
Total common shareholders’ equity	94,803	44,901
Total equity	725,063	711,725
Total liabilities and equity	$1,799,114	$1,801,752

The accompanying notes are an integral part of these consolidated financial statements

.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
Interest income
Interest on bonds	$15,795	$16,869
Interest on loans and short-term investments	143	214
Total interest income	15,938	17,083

Interest expense (1)
Bond related debt	5,751	6,226
Non-bond related debt	538	631
Total interest expense	6,289	6,857
Net interest income	9,649	10,226

Non-interest revenue
Income on preferred stock investment	1,297	1,545
Other income	547	550
Revenue from CFVs	6,247	4,645
Total non-interest revenue	8,091	6,740
Total revenues, net of interest expense	17,740	16,966

Operating and other expenses
Interest expense (2)	4,140	4,848
Salaries and benefits	3,888	2,791
General and administrative	1,299	1,356
Professional fees	2,345	2,254
Impairment on bonds	353	238
Net loan loss recovery	-	(3,412)
Other expenses	2,228	385
Expenses from CFVs	14,546	9,506
Total operating and other expenses	28,799	17,966

Net gains on bonds	182	-
Net gains (losses) on loans	1,169	(28)
Net losses on derivatives	(167)	(224)
Net gains on early extinguishments of liabilities	36,263	486
Net gains related to CFVs	14,987	4,725
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,418)	(12,536)
Net income (loss) from continuing operations before income taxes	34,957	(8,577)
Income tax benefit (expense)	1,527	(18)
Income (loss) from discontinued operations, net of tax	5,023	(283)
Net income (loss)	41,507	(8,878)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,005)	(2,284)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	964	14,345
Related to discontinued operations	(1,190)	659
Net income to common shareholders	$39,276	$3,842

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2013	2012
Basic income per common share:
Income from continuing operations	$0.84	$0.08
Income from discontinued operations	0.09	0.01
Income per common share	$0.93	$0.09

Diluted income per common share:
Income from continuing operations	$0.81	$0.08
Income from discontinued operations	0.09	0.01
Income per common share	$0.90	$0.09

Weighted-average common shares outstanding:
Basic	42,445	42,121
Diluted	43,717	42,396

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012

Net income to common shareholders	$39,276	$3,842
Net income (losses) allocable to noncontrolling interests	2,231	(12,720)
Net income (loss)	$41,507	$(8,878)

Other comprehensive income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	$10,829	$6,977
Reversal of unrealized gains on sold/redeemed bonds	(182)	-
Reclassification of unrealized bonds losses to operations	353	238
Total unrealized gains on bonds available-for-sale	11,000	7,215
Foreign currency translation adjustment	(13)	81
Other comprehensive income allocable to common shareholders	$10,987	$7,296

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(10,463)	$5,878

Comprehensive income to common shareholders	$50,263	$11,138
Comprehensive loss to noncontrolling interests	(8,232)	(6,842)
Comprehensive income	$42,031	$4,296

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Shares		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2013	42,512	$(93,786)	$138,687	$44,901	$155,033	$511,791	$711,725
Net income	-	39,276	-	39,276	2,005	226	41,507
Other comprehensive income	-	-	10,987	10,987	-	(10,463)	524
Distributions	-	-	-	-	(2,005)	-	(2,005)
Common shares, ( restricted and deferred) issued under employee and non-employee director share plans	25	25	-	25	-	-	25
Mark to market activity for liability classified awards previously classified as equity	-	(11)	-	(11)	-	-	(11)
Employee and non-employee shares cancelled	(32)	-	-	-	-	-	-
Director stock based compensation	-	6	-	6	-	-	6
Common shares repurchases	(54)	(36)	-	(36)	-	-	(36)
Preferred shares repurchases	-	(345)	-	(345)	(26,327)	-	(26,672)
Balance, March 31, 2013	42,451	$(54,871)	$149,674	$94,803	$128,706	$501,554	$725,063

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,507	$(8,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gains) losses on sales of bonds and loans	(1,351)	27
Net gains related to CFVs	(19,962)	(4,725)
Provisions for credit losses and impairment	3,628	960
Stock-based compensation expense	1,104	276
Equity in losses, net from equity investments in partnerships	6,405	12,531
Subordinate debt effective yield amortization and interest accruals	2,965	2,869
Net gains on early extinguishment of liabilities	(36,263)	(486)
Depreciation and other amortization	2,164	2,500
Foreign currency loss (gain)	4,354	(685)
Other	2,920	8
Net cash provided by operating activities	7,471	4,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	-	(589)
Principal payments and sales proceeds received on bonds	6,841	2,303
Advances on and originations of loans held for investment	(62)	-
Principal payments received on loans held for investment	95	2,036
Insurance recoveries on property, plant and equipment	-	753
Investments in property partnerships and property, plant and equipment	(4,841)	(11,649)
Proceeds from the sale of real estate and other investments	20,125	3,201
Increase in restricted cash and cash of CFVs	(15,448)	(10,597)
Capital distributions received from investments in partnerships	1,107	439
Net cash provided by (used in) investing activities	7,817	(14,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	109,874	20,325
Repayment of borrowings	(87,435)	(19,614)
Payment of debt issuance costs	(1,074)	(119)
Contributions from holders of noncontrolling interests	-	7,076
Purchase of common shares	(36)	-
Distributions paid to perpetual preferred shareholders of a subsidiary company	(2,807)	(2,482)
Redemption of perpetual preferred shares	(26,672)	-
Net cash (used in) provided by in financing activities	(8,150)	5,186
Net increase (decrease) in cash and cash equivalents	7,138	(4,520)
Cash and cash equivalents at beginning of period	50,857	42,116
Cash and cash equivalents at end of period	$57,995	$37,596

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,464	$11,561
Income taxes paid	42	32

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	11,000	7,215
Debt and liabilities extinguished through sales and collections on bonds and loans	3,862	10,175
Increase in real estate assets and decrease in loan investments due to foreclosure	-	7,711

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

US Operations

The Company’s primary business is the management of its bond portfolio which at March 31, 2013 totaled $1.1 billion (based on the fair value of all bonds, including those that have been eliminated due to consolidation) and consisted of 136 bonds, primarily tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. These bonds are collateralized by 110 real estate properties. MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) totaling $835.4 million in original capital invested which hold limited partnership interests in 117 affordable multifamily rental properties in the US.

A substantial majority of the Company’s operating cash flow is generated from the Company’s bond portfolio owned by MuniMae TE Bond Subsidiary, LLC (“TEB”). TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”) and the Company is the indirect owner of 100% of the equity interests in TEI. These subsidiaries have certain covenants which restrict its ability to distribute cash or other assets to MuniMae. Specifically, pursuant to TEB’s operating agreement, distributions from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or distributions other than Distributable Cash Flows (“Restricted Payments”).  TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI, if after such Restricted Payment is made, TEB’s leverage ratio would be above the leverage incurrence limit of 60% or TEB’s liquidation preferences ratios would not be at amounts that would allow it to raise additional preferred equity senior to or on parity with the Series A, B, C and D preferred shares outstanding.  TEB was below its maximum incurrence levels for leverage and liquidation preference ratios at March 31, 2013 and has been since September 30, 2011.

We own many of our bonds directly. Others we own or control indirectly through our interests in bond securitization trusts and custodial arrangements. We refer to all of these bond and bond interests collectively as our “bonds” or our “bond portfolio”.

The bonds held by the Company are fixed rate, unrated long term bonds, generally collateralized by affordable multifamily rental properties with no other credit support. The Company has financed its ownership of these bonds through a combination of debt and preferred shares. The vast majority of the debt is variable rate with interest rates that reset weekly while the distributions on the preferred shares have fixed rates that are subject to remarketing starting in 2014 and continuing through 2019. Given the nature of our investments and the way we have financed them, our net interest income is primarily influenced by the performance of the underlying real estate assets (i.e., do the assets generate enough net operating income to pay the debt service on our bonds) and movements in short term interest rates (i.e., as short term rates rise, our borrowing costs rise and net interest income falls).  The fair value of the bonds is influenced both by the performance of the underlying real estate assets (i.e., a proxy for creditworthiness) and long term tax-exempt interest rates and credit spreads (i.e., generally as long term rates and/or credit spreads rise, bonds become less valuable). Changes in interest rates and credit may adversely affect the value of our bonds and increase our borrowing costs.

Nearly all of our bonds are encumbered, therefore our ability to raise additional capital or issue new debt to generate liquidity is very limited.  Furthermore, our common equity in TEB is pledged to a creditor (“Counterparty”) to support the collateral requirements related to certain debt and derivative agreements, upon the expiration of which the Company has agreed not to pledge, sell or transfer its common equity in TEB without consent from the creditor. These agreements also limit the Company’s liquidity. See Note 7, “Derivative Financial Instruments.”

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management has made significant estimates in certain areas, including the determination of fair values for bonds, derivative financial instruments, guarantee obligations, and certain assets and liabilities of consolidated funds and ventures (“CFVs”). Management has also made significant estimates in the determination of impairment on bonds and real estate investments. Actual results could differ materially from these estimates.

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and of entities that are considered to be variable interest entities in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity are accounted for using the equity method of accounting. See Note 1, “Description of Business and Basis of Presentation” to the consolidated financial statements in our 2012 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.

Changes in Presentation

We have revised the presentation of our consolidated statement of operations so that we now separately present “Net interest income”, which is interest income less interest expense on debt which finances interest-bearing assets. This presentation change had no impact on “Net income (loss).”

We have revised the presentation of our consolidated statement of cash flows so that we now reconcile “Net income (loss)” to net cash provided by operating activities without an adjustment for “Net loss (income) attributable to noncontrolling interests in CFVs and IHS.”  This presentation change had no impact on net cash provided by operating activities.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued consolidated statement of operations for the three months ended March 31, 2012, as a result of certain discontinued operations occurring in the third quarter of 2012.

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

The consolidated financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the financial statements included in our 2012 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Note 2—BONDs available-for-sale

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the Company’s bonds and the related unrealized losses and unrealized gains at March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$891,557		$(11,095)	$(119,286)	$126,223	$887,399
Other bonds	82,172		(2,192)	(22,364)	23,799	81,415
Total	$973,729	(2)	$(13,287)	$(141,650)	$150,022	$968,814

	December 31, 2012
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$898,209		$(10,314)	$(118,933)	$115,196	$884,158
Other bonds	86,113		(2,339)	(22,364)	23,826	85,236
Total	$984,322	(2)	$(12,653)	$(141,297)	$139,022	$969,394

(1)	Represents net discounts, deferred costs and fees.

(2)	The Company had bonds with an unpaid principal balance of $113.7 million and $123.9 million at March 31, 2013 and December 31, 2012, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds. See Note 16, “Consolidated Funds and Ventures” for more information.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is a first mortgage or a subordinate mortgage on the underlying properties. The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as laid out in the trust indenture) on the bonds. The mortgage loans are not assignable unless the bondholder has consented.

The payment of debt service on our subordinate bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $3.0 million and $2.9 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the Company held all the bonds that are senior to its subordinate bonds.

A small portion of our mortgage revenue bonds (“Participating Bonds”) allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s Participating Bonds had an aggregate fair value of $7.3 million and $7.1 million at March 31, 2013 and December 31, 2012, respectively. Both the stated and participating interest on the Company’s Participating Bonds are exempt from federal income tax.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at March 31, 2013.

	March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$-	$-
Due between one and five years	-	-
Due between five and ten years	-	-
Due after ten years	1,557	3,705
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	817,235	965,109
	$818,792	$968,814

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at March 31, 2013, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty.

	March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions, premiums or penalties at March 31, 2013	$49,889	$55,926
April 1 through December 31, 2013	14,189	14,431
2014	-	-
2015	4,205	4,807
2016	13,188	17,502
2017	14,581	17,688
Thereafter	656,471	777,033
Bonds that may not be prepaid	66,269	81,427
Total	$818,792	$968,814

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $122.3 million and $103.8 million at March 31, 2013 and December 31, 2012, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $1.6 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Interest income not recognized on the non-accrual bonds was $2.0 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Total current	$833,731	$850,155
30-59 days past due	12,566	8,013
60-89 days past due	-	7,471
Greater than 90 days	122,517	103,755
Total	$968,814	$969,394

Bond Sales and Redemptions

The Company recorded cash proceeds on redemptions of bonds of $4.6 million for the three months ended March 31, 2013. There were no sales or redemptions of bonds for the three months ended March 31, 2012. In connection with the 2013 redemptions, the Company used cash of $3.3 million to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains on bonds” for bonds sold or redeemed during the three months ended March 31, 2013 and 2012, as well as for bonds still in the Company’s portfolio at March 31, 2013 and 2012, respectively.

	For the three months ended March 31,
(in thousands)	2013	2012
Bond impairment recognized on bonds held at each period-end	$(353)	$(238)
Gains recognized at time of redemption	182	-
Total net losses on bonds	$(171)	$(238)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing a bond over the construction or renovation period. Since September 30, 2010 there have been no unfunded bond commitments.

Note 3—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business in May 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitled the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the sale, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with Fannie Mae and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  At March 31, 2013, the unpaid principal amount on the preferred stock was $36.6 million and is prepayable at any time.

The Company accounted for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The carrying value of the preferred stock was $31.4 million at March 31, 2013 and December 31, 2012. The estimated fair value of the preferred stock was $36.6 million and $35.8 million at March 31, 2013 and December 31, 2012, respectively. The Company did not record impairment charges on the preferred stock for the three months ended March 31, 2013 and 2012.

The Company was obligated to fund losses on specific loans identified at the sale date that were not part of the $30.0 million loss reimbursement discussed above. During the first quarter of 2013, the Company paid the purchaser $0.2 million to fully satisfy the guarantee obligation related to the specific loans and over the course of the entire obligation period, the Company paid the purchaser $1.9 million to cover losses on the specific loans. See Note 10, “Guarantees and Collateral.”

On March 28, 2013, the Company sold 100% of its interests in the Series A, B and C Preferred units for $36.6 million plus accrued interest.  The sale proceeds were used as follows:

•	$17.4 million was used to repurchase subordinate debt (see Note 6, “Debt”);

•	$14.0 million was pledged as collateral to replace a letter of credit (see Note 7, “Derivative Financial Instruments”);

•	$3.7 million was pledged as collateral for a series of total return swaps as described more fully below and $0.4 million was used to pay fees charged to execute the total return swaps; and

•	$0.7 million was used to purchase a taxable note at par plus accrued interest in advance of the Company’s April 2013 obligation to purchase this asset pursuant to its Second Amended & Restated Forbearance Agreement (see Note 7, “Derivative Financial Instruments”).

The balance of the proceeds will be used for general corporate purposes.

Separately, the Company entered into three total return swap agreements (individually, and collectively, “TRS”) with an affiliate of the purchaser of the Preferred units.  Each TRS uses one series of the Preferred units as the reference asset.  Under the terms of the TRS, the Company will be paid an amount equal to the distributions on the Preferred units, a weighted average rate of 14.37% at March 31, 2013, and the Company will pay a quarterly rate of 3-month LIBOR plus a spread of 400 bps, 4.28% at March 31, 2013, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments will settle on a “net” basis and the notional amount will decline if and when any of the Preferred units are redeemed by the issuer thereof in part or in full.  The Company paid a structuring fee of 1% ($0.4 million) to enter into the TRS and placed cash equal to 10% of the notional amount ($3.7 million) in a restricted collateral account for the duration of the TRS.

The TRS have a termination date of March 31, 2015 and a termination fee equal to 1% of the notional amount.  The Company may elect to terminate any or all of the TRS at any time.  The counterparty to the TRS has the right to terminate the TRS upon the occurrence of certain events.  Under any termination event, if the fair value of the Preferred units are above par, the Company will receive the premium value above par.  If the fair value of the Preferred units are below par, the Company will be required to pay the difference between fair value and par.

The Company recorded the $36.6 million of proceeds as debt on the consolidated balance sheet secured by the Preferred units as the transaction did not meet the criteria for sale accounting. See Note 6, “Debt.”

Note 4—Real estate held-for-use

The following table summarizes real estate held-for-use at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
MuniMae’s real estate held-for-use	$17,659	$17,756
Real estate held-for-use related to CFVs (1)	110,866	111,931
Total real estate held-for-use	$128,525	$129,687

(1)	For more information see Note 16, “Consolidated Funds and Ventures.”

MuniMae’s real estate held-for-use, net

The real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.9 million at March 31, 2013 and December 31, 2012, and an affordable multifamily property with a carrying value of $9.8 million and $9.9 million, at March 31, 2013 and December 31, 2012, respectively.

Note 5—OTHER ASSETS

The following table summarizes other assets at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Other assets:
Solar facilities	$7,615	$7,960
Investment in an unconsolidated venture	6,266	6,266
Accrued interest receivable	5,779	6,035
State tax receivables, net	2,082	2,403
Debt issuance costs, net	9,525	10,199
Loans receivable	1,370	1,165
Other assets	2,439	3,428
Other assets held by CFVs (1)	20,203	17,568
Total other assets	$55,279	$55,024

(1)	For more information see Note 16, “Consolidated Funds and Ventures.”

Solar Facilities

The Company wholly owns a solar investment fund and its five solar facilities. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years.

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

Investment in an Unconsolidated Venture

Investment in an unconsolidated venture represents a 33.3% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The remaining interest in the partnership is held by a third party who had also loaned money to the developer on the same land parcel. The ownership interests in the partnership were determined based on the relative loan amounts provided by the Company and the third party lender. This third party interest holder is the primary beneficiary of the partnership.

Balance Sheet and Operating Results for an Unconsolidated Venture

The following table displays the total assets and liabilities related to the venture in which the Company held an equity investment at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Investment in an unconsolidated venture:
Total assets (primarily real estate)	$18,826	$18,820
Total liabilities	-	-

The following table displays the net income (loss) for the three months ended March 31, 2013 and 2012 for the ventures in which the Company held an equity investment:

	For the three months ended March 31,
(in thousands)	2013	2012
Net income (loss)	$37	$(967)

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $0.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively, has been recorded through “Other liabilities.”

On March 20, 2013, the Company entered into a closing agreement with the Commonwealth of Massachusetts for all years covered by an audit of the Company by the Commonwealth of Massachusetts.  Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company which is included in the $2.1 million state tax receivable balance at March 31, 2013. The Company received the refund on April 8, 2013. This agreement also resolves $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012. As a result, the Company recorded a $1.6 million income tax benefit on the consolidated statement of operations for the reduction of the liability for unrecognized tax benefits for the three months ended March 31, 2013.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	Weighted-Average Effective Interest Rate at March 31, 2013		December 31, 2012	Weighted-Average Effective Interest Rate at December 31, 2012
ASSET RELATED DEBT (1)
Senior interests in and debt owed to securitization trusts
Due within one year	$-	−	%	$-	−	%
Due after one year	578,675	2.1		589,592	2.1
Mandatorily redeemable preferred shares (2)
Due within one year	2,775	5.0		4,901	7.5
Due after one year	115,900	5.3		83,819	7.4
Notes payable and other debt – bond related (3)
Due within one year	-	-		-	-
Due after one year	53,880	5.3		57,729	5.0
Notes payable and other debt – non-bond related
Due within one year (4)	10,715	9.9		17,617	9.9
Due after one year	7,883	9.8		8,290	9.8

Total asset related debt	769,828	3.0		761,948	3.2

OTHER DEBT (1)
Subordinate debentures (5)
Due within one year	713	8.1		529	8.1
Due after one year	139,217	7.2		193,971	6.9
Notes payable and other debt
Due within one year	9,154	14.6		10,444	13.5
Due after one year	57,045	5.0		20,634	6.4

Total other debt	206,129	6.9		225,578	7.2

DEBT RELATED TO CFVs (6)
Due within one year	-	-		5,908	10.0
Due after one year	49,560	2.7		49,525	2.7
Total debt related to CFVs	49,560	2.7		55,433	3.5

Total debt	$1,025,517	3.8		$1,042,959	4.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in mandatorily redeemable preferred shares were unamortized discounts of $2.3 million and $2.7 million at March 31, 2013 and December 31, 2012, respectively.

(3)	Included in notes payable and other debt were unamortized discounts of $1.6 million and $1.7 million at March 31, 2013 and December 31, 2012, respectively.

(4)	This amount included $5.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(5)	Included in the subordinate debt balance were $2.0 million of net discounts and effective interest rate payable (i.e. the difference between the current pay rate and the effective interest rate) and $7.1 million of net premiums and effective interest rate payable at March 31, 2013 and December 31, 2012, respectively.

(6)	See Note 16, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

At September 30, 2012, the Company had $30.6 million of debt that had come due that was governed by forbearance agreements such that none of the lenders were pursuing remedies. During the fourth quarter of 2012, the Company entered into an exchange and modification agreement whereby $24.6 million of senior debt issued by MMA Realty Capital LLC (wholly owned subsidiary of the Company) was exchanged for an equal amount of debt issued by MuniMae Holdings II, LLC (“MMHII”), a wholly owned subsidiary of the Company. The newly modified debt fully amortizes by December 2019 at a fixed interest rate of 10%, an increase from the previous interest rate of 7.5%. As stipulated under the modified terms, MMHII is required to make an interim principal payment of $16.0 million by October 31, 2013. The interest rate of 10% increased to 12% effective January 31, 2013, and will remain at 12% until the Company makes the $16.0 million principal payment in full, at which time the interest rate will revert back to 10%. During 2013, the Company has paid $13.3 million of the $16.0 million principal payment. As a result of the exchange and modification agreement, at March 31, 2013, the Company had $5.0 million of debt remaining that had come due that continues to be governed by a forbearance agreement such that the lender is not pursuing any remedies. The Company is in compliance with all other debt covenants.

The following table summarizes annual principal payment commitments across all debt agreements at March 31, 2013:

(in thousands)	MuniMae Related Debt	CFVs Related Debt
2013 (1)	$21,779	$-
2014	29,132	-
2015	69,573	-
2016	6,093	-
2017	6,315	-
Thereafter	849,098	49,560
Net discount	(6,033)	-
Total	$975,957	$49,560

(1)	This amount includes $5.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

ASSET RELATED DEBT

Senior Interests in and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinate securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. The Company’s total senior interest in and debt owed to securitization trusts was $578.7 million at March 31, 2013 including $561.8 million of variable rate debt. The vast majority of the variable rate debt has a floating rate of interest at a rate set weekly by the Securities Industry and Financial Markets Association (“SIFMA”) plus 200 bps (2.1% at March 31, 2013). To secure this variable rate debt, the Company has pledged bonds and various other collateral, subject to the following provisions, among others: (i) a collateral ratio of at least 144% of the debt outstanding must be maintained, (ii) the percentage of bonds in payment default must remain under certain thresholds and (iii) the debt must be remarketed in 2016. If (i) above is not maintained all cash flow from all the bonds will be held back and not distributed to the Company until the collateral ratio is restored whereas if (ii) or (iii) above are not met, all cash flow derived from all bonds that are not Trust Bonds will be held back and not distributed to the Company until compliance is restored. In addition, in the event that a Trust Bond fails to pay its full debt service, interest income from certain of the bonds that are not Trust Bonds shall be used to pay the deficiency and an equal amount is required to be retained as collateral and not distributed to us until such bond default is cured or the associated Class A certificates are redeemed.  In the event a bond that is not a Trust Bond fails to pay its full debt service, interest income from the bonds which are not Trust Bonds will be held back from us in the amount of the shortfall until such bond either pays its shortfall or is replaced by another bond.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $3.3 million for the three months ended March 31, 2013 and 2012.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets. In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year. For the taxable year ended December 31, 2012, TEB had capital gains of $3.6 million of which $0.1 million were due to the holder of the mandatorily redeemable preferred shares.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at March 31, 2013:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share		Annual Distribution Rate		Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A-5	February 5, 2013	37	$2,000		5.00%		January 31, 2018	April 30, 2028
Series B	June 2, 2000	23.5	2,000		5.75		September 30, 2019	June 30, 2050
Total		60.5	2,000	(1)	5.29	(1)

(1)	Represents a weighted average at March 31, 2013.

At March 31, 2013, the cumulative mandatorily redeemable preferred shares were subject to annual remarketing on the dates specified in the table above.

On February 5, 2013, TEB issued 37 Series A-5 cumulative mandatorily redeemable preferred shares (“Series A-5 Preferred Shares”) due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0%, generating proceeds of $73.3 million, net of the purchaser’s discount of $0.7 million. The net proceeds from the issuance of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A cumulative mandatorily redeemable preferred shares (“Series A Preferred Shares”), Series A-3 cumulative perpetual preferred shares (“Series A-3 Preferred Shares”) and Series C cumulative perpetual preferred shares (“Series C Preferred Shares”) for a total of $68.9 million, which included liquidation preference of $68.2 million, accrued distributions of $0.5 million at February 4, 2013, and a redemption premium of $0.2 million. In addition, net proceeds from the issuance were used to redeem one Series D subordinate cumulative perpetual preferred share (“Series D Preferred Shares”) at a price of 80% or $1.6 million. The net proceeds after redemptions generated $2.8 million of cash, of which $0.6 million was used to pay debt issuance costs, which will be amortized on an effective yield basis over the life of the debt. The Series A-5 Preferred Shares are classified as debt on the Company’s consolidated balance sheet. As a result of the Series A-5 Preferred Share issuance and the redemption of the Series A Preferred Shares, mandatorily redeemable preferred shares increased, net of unamortized discount, by $31.1 million in the first quarter of 2013. Because proceeds from the Series A-5 Preferred Shares issuance were also used to redeem perpetual preferred shares, the Company’s perpetual preferred shares decreased by $26.3 million in the first quarter of 2013. The Company recorded a loss on debt extinguishment of $1.5 million for the three months ended March 31, 2013, included in “Net gains on early extinguishment of liabilities” on the consolidated statement of operations, due to the acceleration of unamortized debt issuance costs and issuance discounts related to the redeemed Series A Preferred Shares.

In addition to the 5.0% quarterly distribution, each of the Series A-5 Preferred Shares will receive a partial liquidation preference payment of $25,000 per share per quarter beginning on July 31, 2013. In the event of a failed remarketing, the rate will reset to two times the 10-year BAA municipal bond yield, provided; however, in no event will the failed remarketing rate be less than the 5.0% initial distribution rate. As of May 6, 2013, the 10-year BAA municipal bond yield was 3.05%.

During February of 2013, TEB completed a successful remarketing of the Series B subordinate cumulative mandatorily redeemable preferred shares (“Series B Preferred Shares”) which resulted in a decrease in the annual distribution rate from 7.32% to 5.75%, effective on February 7, 2013. TEB incurred costs of $0.6 million related to the remarketing that was expensed in the consolidated statement of operations for the three months ended March 31, 2013. In the event of a failed remarketing, the distribution rate on the Series B Preferred Shares could, at most, reset to two times the 15 year BAA municipal bond yield. As of May 6, 2013, the 15 year BAA municipal bond yield was 3.59%.

The Series A-5 Preferred Shares and the Series A-2 and A-4 cumulative perpetual preferred shares are all of equal priority. See Note 12, “Equity,” for the terms related to the perpetual preferred shares. Series B Preferred Shares and the Series B-2 and B-3 subordinate cumulative perpetual preferred shares are all of equal priority and are junior to Series A-5 Preferred Shares and the Series A-2 and A-4 cumulative perpetual preferred shares. Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.

Interest expense on mandatorily redeemable preferred shares totaled $1.7 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively.

OTHER DEBT

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMHII and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at March 31, 2013:

(dollars in thousands)
Issuer	Principal	Net Discount		Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMHII	$30,000	$-		$30,000	-	Various dates through December 2033	8.0%
MFH	63,402	(1,029	)(1)	62,373	$4,191 due May 2015 and $4,689 due April 2015	March 30, 2035 and April 30, 2035	0.75% to March and April 2015, then 3 month LIBOR plus 3.3%
MFH	48,527	(970	)(1)	47,557	$6,547 due May 2015	July 30, 2035	0.75% to April 2015, then 3 month LIBOR plus 3.3%
	$141,929	$(1,999)		$139,930

(1)	Represents unamortized capitalization of foregone interest partially offset by unamortized purchase discount, both of which are being recognized on an effective yield basis over the remaining life of the debt.

Interest expense on the subordinate debt totaled $3.3 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of the MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statement of operations.

Notes Payable and Other Debt

At March 31, 2013, this debt is primarily related to the TRS entered into during March of 2013. As discussed in Note 3, “Investment in Preferred Stock”, during the first quarter of 2013, the Company sold 100% of its interests in the Series A, B and C Preferred units for $36.6 million. This sale transaction did not meet the criteria for sale accounting and, therefore, the Company recorded the proceeds as debt on the consolidated balance sheet secured by the Preferred units. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.28% at March 31, 2013) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

Letters of Credit

The Company has letter of credit facilities, issued by third parties that are used as collateral to support Company obligations. The Company has $3.0 million of outstanding letters of credit posted as collateral on the Company’s behalf at March 31, 2013, of which $0.1 million will mature July 2013 and the remaining $2.9 million will mature in 2015.

During the first quarter of 2013, the Company terminated a $19.0 million letter of credit that was issued to secure the Company’s guarantee of investor returns in certain low-income housing tax credit equity funds in which the Company holds a general partner interest.  In order to terminate the letter of credit, the Company placed $14.0 million into a restricted collateral account to cover any potential losses associated with the tax credit equity fund guarantees (see Note 3, “Investment in Preferred Stock” and Note 7, “Derivative Financial Instruments”).  As of March 31, 2013, the Company does not expect these guarantee obligations to result in any losses.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative liabilities fair value balances at March 31, 2013 and December 31, 2012.

	Fair Value
(in thousands)	March 31, 2013	December 31, 2012
Interest rate swaps	$3,110	$3,184
Other	172	360
Total derivative financial instruments	3,282	3,544

The following table summarizes the derivative notional amounts at March 31, 2013 and December 31, 2012.

	Notional
(in thousands)	March 31, 2013	December 31, 2012
Interest rate swaps	$24,869	$24,885
Other	-	-

The following table summarizes derivative activity for the three months ended March 31, 2013 and 2012.

	Net (losses) gains on derivatives For the three months ended March 31,
(in thousands)	2013		2012
Interest rate swaps	$(210	)(1)	$(74	)(1)
Other	43		(150)
Total	$(167)		$(224)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash interest paid was $0.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

Primarily all of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At March 31, 2013, the Company had a $17.0 million notional amount interest rate swap contract with the Counterparty with a net fair value liability of $2.3 million. The Company has not maintained the minimum net asset value required by the supplemental schedules to the ISDAs. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swap. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from the minimum net asset value requirement and a related certification requirement to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms include:

•	Certain debt investments held by the Counterparty totaling $5.9 million at December 31, 2012, which the Company has guaranteed, shall be repurchased by the Company. All such debt investments held by the Counterparty have been repurchased as of March 31, 2013.

•	Derivative agreements between the Counterparty and the Company shall have either been terminated or collateralized with cash or cash equivalents. The derivative to be terminated or collateralized as part of the forbearance release terms had a liability balance of $2.3 million at March 31, 2013.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty. As discussed in Note 3, “Investments in Preferred Stock,” the Company has fully collateralized this exposure as of March 31, 2013 by pledging $15.0 million of cash as collateral of which $14.0 million was pledged during March of 2013.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to the methodology set forth in the agreement. At March 31, 2013, TEB’s calculated common shareholder equity was $245.7 million.

•	TEI has a net asset value of not less than $225.0 million. At March 31, 2013, TEI’s net asset value was $259.7 million.

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

The February 2, 2012 amendment provides for a release of the pledged common stock of TEB once the forbearance release terms have been satisfied. An additional release condition is that TEI must in the future obtain the written consent of the Counterparty before pledging, selling or transferring TEB’s common equity.

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

As required by US generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	March 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613	$31,371	$35,807
Loans receivable	1,023	-	-	355	1,072	383

Liabilities:
Senior interests in and debt owed to securitization trusts	578,675	-	578,898	-	589,592	589,778
Notes payable and other debt, bond related	53,880	-	-	55,229	57,729	59,001
Notes payable and other debt, non-bond related	84,797	-	-	77,245	56,985	48,696
Subordinate debentures issued by MFH	109,930	-	51,487	-	164,500	47,219
Subordinate debentures issued by MMHII	30,000	-	-	30,000	30,000	30,000
Mandatorily redeemable preferred shares	118,675	-	120,818	-	88,720	91,517
Liabilities of CFVs:
Notes payable	49,560	-	49,970	-	55,433	55,580

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

Note 9— FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

		Fair Value Measurement Levels at March 31, 2013
(in thousands)	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$968,814	$-	$-	$968,814

Liabilities:
Derivative liabilities	$3,282	$-	$2,276	$1,006

		Fair Value Measurement Levels at December 31, 2012
(in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$969,394	$-	$-	$969,394

Liabilities:
Derivative liabilities	$3,544	$-	$2,477	$1,067

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net losses included in earnings	(1,851)	(85)
Net gains included in other comprehensive income (1)	11,000	-
Impact from redemptions	(4,395)	-
Impact from settlements	(5,334)	146
Balance, March 31, 2013	$968,814	$(1,006)

(1)	This amount includes $10.8 million of unrealized net holding gains arising during the period, which is then increased by $0.4 million of unrealized bond losses reclassified into operations. This amount is then reduced by $0.2 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the three months ended March 31, 2013.

(in thousands)	Net (losses) gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2013, but settled during the first quarter of 2013	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at March 31, 2013	(353)	(1,498)	(85)
Additional realized gains (losses) recognized	182	-	(77)
Total losses reported in earnings	$(171)	$(1,498)	$(162)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(558)
Net losses included in earnings	(1,272)	(6)
Net gains included in other comprehensive income (1)	7,215	-
Impact from purchases	589	-
Impact from settlements	(11,718)	128
Transfer into Level 3	-	(609)
Balance, March 31, 2012	$1,016,442	$(1,045)

(1)	This amount includes $7.0 million of unrealized net holding gains arising during the period, which is then increased by $0.2 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the three months ended March 31, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2012, but settled during the first quarter of 2012	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at March 31, 2012	(238)	(1,034)	(6)
Additional realized losses recognized	-	-	(77)
Total losses reported in earnings	$(238)	$(1,034)	$(83)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – For most of our performing bonds, the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 5.96% and 6.29% at March 31, 2013 and December 31, 2012, respectively. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices. For non-performing bonds, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.1% and 8.3% at March 31, 2013 and December 31, 2012, respectively. The capitalization rate averaged 7.1% and 7.0% at March 31, 2013 and December 31, 2012, respectively. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value.

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

The following table presents assets that were measured at fair value in 2013 on a non-recurring basis and still held at March 31, 2013.

		Fair Value Measurement Levels at March 31, 2013			Total Gains Reported
(in thousands)	March 31, 2013	Level 1	Level 2	Level 3	for the Three Months Ended March 31, 2013:
Assets:
Loans receivable	$347	$-	$-	$347	$319

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at December 31, 2012.

		Fair Value Measurement Levels at December 31, 2012			Total Losses Reported
(in thousands)	December 31, 2012	Level 1	Level 2	Level 3	for the Three Months Ended March 31, 2012:
Assets:
Loans receivable	$93	$-	$-	$93	$(28)
Investment in an unconsolidated venture	6,266	-	-	6,266	-

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

Note 10— GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,448	$26,178	$1,531
Other	-	-	376	34
Total	$26,178	$1,448	$26,554	$1,565

Indemnification Contracts

The Company entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company made no cash payments related to these indemnification agreements for the three months ended March 31, 2013 and 2012. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.5 million between now and 2016.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with the LIHTC Funds that were not sold to the purchaser of the TCE business.  See Note 16, “Consolidated Funds and Ventures” for information on these guarantees.

Other

In 2009, the Company entered into a loss sharing agreement with the purchaser of the Agency Lending business which was settled during the first quarter of 2013. See Note 3, “Investment in Preferred Stock” for information on this guarantee.

Collateral and restricted assets

The following table summarizes the Company’s assets that are either pledged or restricted for the Company’s use at March 31, 2013 and December 31, 2012:

		March 31, 2013
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$1,023	$868,541	$2,619	$-	$-	$872,183
Notes payable	B	61	-	1,735	-	14,229	16,025
Other	C	18,839	56,016	13,305	31,371	360	119,891
CFVs	D	50,350	-	110,866	-	20,203	181,419
Total		$70,273	$924,557	$128,525	$31,371	$34,792	$1,189,518

		December 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$2	$865,992	$2,619	$-	$868,613
Notes payable	B	13	-	1,735	14,302	16,050
Other	C	1,341	59,354	13,402	389	74,486
CFVs	D	53,957	-	111,931	17,568	183,456
Total		$55,313	$925,346	$129,687	$32,259	$1,142,605

A. Includes assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B.  The Company pledges bonds, loans, investments in preferred stock, investments in solar facilities and an investment in a mixed-use real estate development as collateral for notes payable.

C. The Company pledges collateral in connection with secured borrowings, derivative transactions, other liabilities, guarantee exposure and leases.  The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements.  In addition, cash may be restricted for funding obligations.

D.  These are assets held by non-profit entities which are consolidated by the Company. The real estate serves as collateral to bonds we eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2017. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the three months ended March 31, 2013 and 2012:

	Reported through General and Administrative		Reported through Discontinued Operations
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Rental expense	$534	$567	$369	$369
Rental income	327	395	369	369
Net rental expense	$207	$172	$-	$-

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
March 31, 2013:

(in thousands)
2013	$2,723
2014	3,006
2015	1,636
2016	803
2017	115
2018	44
Total minimum future rental commitments	$8,327

At March 31, 2013, the Company expects to receive $5.1 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at March 31, 2013. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. Plaintiffs have appealed the Court’s ruling. As of March 31, 2013, based on the Company’s exposure under the remaining counts, the Company believes it is probable that it will settle this case for $0.5 million or less and as such the Company has a contingent obligation for $0.5 million (reported through “Other liabilities”). If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Note 12—Equity

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
(in thousands)	2013	2012
Net income from continuing operations	$35,443	$3,466
Net income from discontinued operations	3,833	376
Net income to common shareholder	$39,276	$3,842

Basic weighted-average shares (1)	42,445	42,121
Common stock equivalents (2) (3)	1,272	275
Diluted weighted-average shares	43,717	42,396

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At March 31, 2013, 2,128,125 employee stock options were in the money and had a dilutive impact of 1,272,046 shares. For the three months ended March 31, 2013, the average number of options excluded from the calculation of diluted earnings per share was 312,031 because of their anti-dilutive effect.

(3)	At March 31, 2012, 860,989 employee stock options were in the money and had a dilutive impact of 275,054. For the three months ended March 31, 2012, the average number of options excluded from the calculation of diluted earnings per share was 322,031 because of their anti-dilutive effect.

In November 2012, our Board of Directors authorized a one year stock repurchase program of up to $1.0 million. During the three months ended March 31, 2013, the Company repurchased and retired 54,302 shares of our common stock for an average price per share of $0.66, using cash on hand. At March 31, 2013, a balance of approximately $1.0 million remained available under the program.

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

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at March 31, 2013.

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Preference Per Share		Distribution Rate		Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000		4.90%		September 30, 2014	September 30, 2014
Series A-4	November 4, 2005	8	2,000		5.13		September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000		5.20		September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000		5.30		September 30, 2015	September 30, 2015
Series C-1	October 19, 2004	13	1,000		5.40		September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000		5.80		September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000		5.50		September 30, 2015	September 30, 2015
Series D	November 4, 2005	14	2,000		5.90		September 30, 2015	September 30, 2020
Total		84	1,571	(1)	5.42	(1)

(1)	Represents a weighted average at March 31, 2013.

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series of cumulative mandatorily redeemable preferred shares. Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

At March 31, 2013, the cumulative perpetual preferred shares were subject to remarketing on the dates specified in the table above. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap provided in each Series Exhibit. If the remarketing agent is unable to remarket these shares successfully, distributions could increase or decrease. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on the terms of each series agreement, excluding those shares redeemed in the second quarter of 2013, if all distribution rates were reset on May 6, 2013 to the maximum failed remarketing distribution rates, then the Company’s annual distributions would not change.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

As discussed in Note 6, “Debt”, on February 5, 2013, TEB issued 37 Series A-5 Preferred Shares due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0% generating proceeds of $73.3 million, net of the purchaser’s discount of $0.7 million. The net proceeds from the issuance of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A Preferred Shares, Series A-3 Preferred Shares and Series C Preferred Shares for a total of $68.9 million which included liquidation preference of $68.2 million, accrued distributions of $0.5 million at February 4, 2013, and a redemption premium of $0.2 million. In addition, net proceeds from the issuance were used to redeem one Series D Preferred Share at a price of 80% or $1.6 million. As a result of the Series A-3 Preferred Share and Series C Preferred Share redemptions and the redemption of one Series D Preferred Share, perpetual preferred share equity decreased by $26.3 million in the first quarter of 2013. For the three months ended March 31, 2013, the Company recorded a net reduction in common shareholders’ equity of $0.3 million comprised of the unamortized issuance discount and redemption premiums paid of $0.7 million on the Series A-3 Preferred Shares and Series C Preferred Shares offset by a gain of $0.4 million on the Series D Preferred Share redemption at 80%.

During the second quarter of 2013, TEB repurchased and retired five shares of Series C-1 cumulative perpetual preferred shares (original liquidation preference of $5.0 million) and three shares of Series D Preferred Shares (original liquidation preference of $6.0 million) for $9.5 million.  As a result of the repurchase and retirement, the Company will record in the second quarter of 2013 a net increase to common equity of $1.2 million, comprised of the discount on the repurchase of $1.5 million partially offset by the unamortized issuance discount of $0.3 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Noncontrolling interests in:
LIHTC Funds	$370,258	$379,407
SA Fund	121,784	122,641
Lower Tier Property Partnerships	10,603	10,777
IHS	(1,091)	(1,034)
Total	$501,554	$511,791

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies. In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities. See Note 16, “Consolidated Funds and Ventures,” for further information.

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations which primarily consist of unfunded equity commitment to Lower Tier Property Partnerships.  The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in the first quarter of 2013.  During the first quarter of 2013, the Funds’ investment balance declined by $8.1 million and the noncontrolling interest balance declined by $9.1 million.  See Note 16, “Consolidated Funds and Ventures,” for further information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligation.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During the first quarter of 2013, the SA Fund’s noncontrolling interest balance decreased by $0.9 million which was primarily due to losses of $10.6 million as a result of currency translation adjustments recorded against the noncontrolling interest equity balance partially offset by the SA Fund’s net operating income of $9.7 million for the three months ended March 31, 2013.

Lower Tier Property Partnerships

At March 31, 2013 and December 31, 2012, two non-profit entities (which we consolidate) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.  The vast majority of the noncontrolling interest balance is related to equity allocated to third party investors.

IHS

At March 31, 2013 and December 31, 2012, 17% of IHS was held by third parties.

Accumulated Other Comprehensive Income

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013.

	Unrealized Gains on Bonds Available-for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,022		$(335)	$138,687
Other comprehensive income (loss) before reclassifications	11,182		(13)	11,169
Reversal of unrealized gains on sold/redeemed bonds	(182	)(1)	-	(182)
Net current period other comprehensive income	11,000		(13)	10,987
Balance at March 31, 2013	$150,022		$(348)	$149,674

(1)	Realized gains on bond redemptions included in “Net gains on bonds” in the Consolidated Statement of Operations. There is no applicable income tax on the realized gains.

Note 13—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Employees’ Stock-based Compensation plan	$1,041	$226
Non-employee Directors’ Stock-based Compensation plan	63	50
Total	$1,104	$276

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 6,722,033 shares authorized to be issued, of which 1,919,461 shares were still available to be issued at March 31, 2013. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company primarily has outstanding non-qualified common stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2012	1,145	$7.01	7.2	$-	$181
Granted	1,200	0.36
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at December 31, 2012	2,345	3.61	7.8	58	355
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2013	2,345	3.61	7.5	962	1,394
Number of options that were exercisable at:
December 31, 2012	1,333	6.08	6.6
March 31, 2013	1,420	5.72	6.5

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5,650,000 shares for issuance, of which 3,353,999 have been issued at March 31, 2013. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27.0	$24.69	1.1	$-
Expired/Forfeited	(10.0)	24.74
Granted	78.1	0.36	9.8
Outstanding at December 31, 2012	95.1	4.70	8.3	-
Expired/Forfeited	-
Granted	-
Outstanding at March 31, 2013	95.1	4.70	8.1	33

Number of options that were exercisable at:
December 31, 2012	17.0	24.67	0.4
March 31, 2013	36.5	11.67	5.3

Stock options awarded in 2012 were valued at $25,000 at the date of issuance and will vest in four equal installments on the last day of each of each quarter during 2013. The expense related to the options is recorded through “General and administrative” on the consolidated statements of operations.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the deferred shares granted and options vested to the directors for their services for the three months ended March 31, 2013 and 2012. The directors are fully vested in the deferred shares at the grant date.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
March 31, 2013	24,660	$1.01	19,531	$63
March 31, 2012	71,810	0.42	-	50

For the three months ended March 31, 2013 and 2012, the Company recognized $62,500 and $50,000 in Director fees, of which $31,250 and $25,000 was paid in cash, respectively, and the balance in deferred shares and vested options. Director fees are reflected in “General and administrative” in the consolidated statements of operations.

For the three months ended March 31, 2013 and 2012, the Company incurred Director fees for five independent directors.

Note 14— Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s bonds is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of the performing tax-exempt bond secured by this multifamily property was $9.1 million (representing 100% of par) at March 31, 2013 or less than 1% of the Company’s total bond portfolio at March 31, 2013. The Shelter Group also provides property management services for certain properties that serve as collateral for the Company’s bonds. During the three months ended March 31, 2013 and 2012, there were two and three such property management contracts, respectively, for two and three properties, respectively, securing the Company’s bonds (including those eliminated for accounting purposes). Fees paid by the properties to The Shelter Group under these contracts were $0.1 million for the three months ended March 31, 2013 and 2012.

Note 15—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  The revenues, expenses and all other statement of operations activity in discontinued operations, including the gains and losses on dispositions, have been classified as “Income (loss) from discontinued operations, net of tax” and “Net losses (income) allocable to noncontrolling interests from CFVs and IHS – related to discontinued operations” in the consolidated statements of operations.

A non-profit entity consolidated by the Company sold a property that was classified as held-for-sale on the consolidated balance sheet at December 31, 2012 during the first quarter of 2013. The sale generated $20.1 million of net cash proceeds which were used to redeem the bond financing held by TEB and to repurchase certain debt investments held by the Counterparty, as discussed in Note 7, “Derivative Financial Instruments.” As a result of the sale, the Company recognized a gain on sale of the real estate of $5.0 million of which $1.4 million was allocable to noncontrolling interests.

	For the three months ended March 31,
(in thousands)	2013	2012
Sublease income	$369	$369
Other income	83	83
Income from CFVs (primarily rental income)	466	1,531
Income from REO operations	-	55
Rent expense	(369)	(369)
Other expenses	34	33
Expenses from CFVs (primarily operating expenses)	(556)	(1,985)
Income tax expense	-	-
Income (loss) from operations	27	(283)
Disposal:
Net gains related to CFVs	4,996	-
Net income (loss) from discontinued operations	5,023	(283)
(Income) loss from discontinued operations allocable to noncontrolling interests	(1,190)	659
Net income to common shareholders from discontinued operations	$3,833	$376

The details of net income to common shareholders from discontinued operations for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Interest income	$101	$264
Other income	970	112
Net gains on redemption of bonds	2,762	-
Net income to common shareholders from discontinued operations	$3,833	$376

Note 16—CONSOLIDATED FUNDS AND VENTURES

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

The total assets, by type of consolidated fund or venture, at March 31, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
LIHTC Funds	$371,708	$381,394
SA Fund	174,774	175,572
Consolidated Lower Tier Property Partnerships	119,701	135,674
Other consolidated entities	2,093	922
Total assets of CFVs	$668,276	$693,562

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its GP interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its GP interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at March 31, 2013 and December 31, 2012. The Company’s GP ownership interests of the funds remaining at March 31, 2013 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At March 31, 2013 and December 31, 2012, the Company’s maximum exposure under these guarantees is estimated to be $659.7 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $137.0 million in equity commitments from investors, of which $117.2 million has been funded at March 31, 2013. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.7 million. At March 31, 2013, the Company had funded $3.0 million of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.0 million has been funded. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the GP’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bonds and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated ten and twelve Lower Tier Property Partnerships at March 31, 2013 and December 31, 2012, respectively. Lower Tier Property Partnerships own and operate affordable multifamily housing rental properties (see Real estate held-for-use and held-for-sale in the Asset Summary below).

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At March 31, 2013, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at March 31, 2013 and December 31, 2012.

Asset Summary:

(in thousands)	March 31, 2013	December 31, 2012
Cash, cash equivalents and restricted cash	$50,350	$53,957
Investments in Lower Tier Property Partnerships	325,271	333,335
SA Fund investments	161,586	161,433
Real estate held-for-use, net	110,866	111,931
Real estate held-for-sale	-	15,338
Other assets	20,203	17,568
Total assets of CFVs	$668,276	$693,562

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
LIHTC Funds’ investment in Lower Tier Property Partnerships	$325,271	$333,335
Total assets of Lower Tier Property Partnerships (1)	$1,358,109	$1,371,880
Total liabilities of Lower Tier Property Partnerships (1)	1,040,981	1,041,961

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation held by the LIHTC Funds’ underlying Lower Tier Property Partnerships. The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at March 31, 2013 and December 31, 2012, was $425.1 million and $421.3 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bonds.

Lower Tier Property Partnership’s Real estate held-for-use, net

The real estate held-for-use by Lower Tier Property Partnerships, which are consolidated by the Company, was comprised of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Building, furniture and fixtures	$117,170	$116,320
Accumulated depreciation	(17,513)	(15,598)
Land	11,209	11,209
Total	$110,866	$111,931

Depreciation expense was $2.0 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the three months ended March 31, 2013 and 2012.

The Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the Lower Tier Property Partnerships or the non-profit entities. However, the Company provided debt financing to the Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At March 31 2013, the fair value of these bonds was $112.3 million, including $13.6 million of net unrealized mark to market gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At March 31, 2013, $61.6 million of the Company’s eliminated bonds were pledged as collateral for senior interests in and debt owed to securitization trusts.

Lower Tier Property Partnership’s Real estate held-for-sale

As discussed in Note 15, “Discontinued Operations” a non-profit consolidated by the Company sold a multifamily property that was previously classified as held for sale at December 31, 2012.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $161.6 million and $161.4 million at March 31, 2013 and December 31, 2012, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, January 1,	$161,433	$108,329
Net gains included in earnings	11,356	5,773
Net (losses) gains included in other comprehensive income	(13,940)	6,365
Impact from purchases	3,709	11,170
Impact from sales	(972)	(300)
Impact from settlements	-	-
Balance, March 31,	$161,586	$131,337

The SA Fund has committed $164.3 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $134.1 million has been funded at March 31, 2013.

The following section provides more information related to the liabilities of the CFVs at March 31, 2013 and December 31, 2012.

Liability Summary:

(in thousands)	March 31, 2013	December 31, 2012
Liabilities of CFVs:
Debt	$49,560	$55,433
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	15,881	15,881
Other liabilities	8,626	6,150
Total liabilities of CFVs	$74,067	$77,464

Debt

At March 31, 2013 and December 31, 2012, the debt of the CFVs had the following terms:

	March 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 30, 2018
Other	208	1,381	19.6	October 11, 2021

	December 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 30, 2018
Other	6,081	7,289	10.4	Various dates through October 2021

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.0 million of debt against this financing arrangement as of March 31, 2013. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statement of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $4.5 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively and are considered Level 2 valuations.

At March 31, 2013 the SA Fund had $3.6 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

As discussed in Note 7, “Derivative Financial Instruments” during the first quarter of 2013, the Company purchased $5.9 million of debt investments held by the Counterparty, which the Company had guaranteed.

The following section provides more information related to the income statement of the CFVs for the three months ended March 31, 2013 and 2012.

Income Statement Summary:

	For the three months ended March 31,
(in thousands)	2013		2012
Revenue:
Rental and other income from real estate	$5,287		$3,728
Interest and other income	960		917
Total revenue from CFVs	6,247		4,645

Expenses:
Depreciation and amortization	2,510		2,014
Interest expense	498		414
Other operating expenses	8,514		2,945
Asset impairments	3,024		4,133
Total expenses from CFVs	14,546		9,506

Net gains (losses) related to CFVs:
Unrealized gains on investments	11,356		5,773
Derivative gains (losses)	3,631		(878)
Net loss on sale of properties	-		(170)

Equity in losses from Lower Tier Property Partnerships of CFVs	(6,418)		(12,536)
Net gain (loss)	270		(12,672)
Net losses allocable to noncontrolling interests in CFVs	815	(1)	14,271 (1)
Net income allocable to the common shareholders related to CFVs	$1,085		$1,599

(1)	Net losses allocable to noncontrolling interest in CFVs have been adjusted to exclude noncontrolling interest related to IHS.

The details of Net income allocable to the common shareholders related to CFVs for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Interest income	$1,199	$770
Asset management fees	858	1,444
Guarantee fees	331	350
Equity in losses from Lower Tier Property Partnerships	(1,499)	(1,035)
Equity in income from SA Fund	282	137
Other expense	(86)	(67)
Net income allocable to the common shareholders	$1,085	$1,599

Note 17—segment Information

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

International Operations

The Company’s International Operations take place through a subsidiary, IHS, which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. The Company owns a substantial majority, approximately 83%, of IHS.  In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

The following tables reflect the results of the business segments for the three months ended March 31, 2013 and 2012. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income.

Consolidated Funds and Ventures

CFVs ventures are entities for which the Company is deemed to be the primary beneficiary. The Company earns revenue from these CFVs mainly through asset management fees, interest income (mostly relating to interest on bonds) and guarantee fees.

	For the three months ended March 31, 2013
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$17,130	$7	$960	$(1,199)	A	$(960)	$15,938
Total interest expense	6,289	-	1,697	(1,199)	A	(498)	6,289
Net interest income	10,841	7	(737)	-		(462)	9,649

Total fee and other income	2,222	811	5,287	(1,189)	B	(5,287)	1,844
Revenue from CFVs	-	-	-	-		6,247	6,247
Total non-interest revenue	2,222	811	5,287	(1,189)		960	8,091
Total revenues, net of interest expense	13,063	818	4,550	(1,189)		498	17,740

Operating and other expenses:
Interest expense	4,107	33	-	-		-	4,140
Operating expenses	6,008	1,524	9,703	(1,189)	B	(8,514)	7,532

Impairment on bonds and provision for loan losses	353	-	-	-		-	353
Other expenses	3,600	(69)	5,534	(1,303)	C, D	(5,534)	2,228
Expenses from CFVs	-	-	-	-		14,546	14,546
Total operating and other expenses	14,068	1,488	15,237	(2,492)		498	28,799
Net gains on assets, derivatives and extinguishment of liabilities	37,447	-	14,987	-		(14,987)	37,447
Net gains related to CFVs	-	-	-	-		14,987	14,987
Equity in losses from Lower Tier Property Partnerships	-	-	(5,201)	(1,217)	C	-	(6,418)
Income (loss) from continuing operations before income taxes	36,442	(670)	(901)	86		-	34,957
Income tax benefit	1,527	-	-	-		-	1,527
Income from discontinued operations, net of tax	3,833	-	1,190	-			5,023
Net income (loss)	41,802	(670)	289	86		-	41,507
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,005)	-	-	-		-	(2,005)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	149	901	(86)	D	-	964
Related to discontinued operations	-	-	(1,190)	-		-	(1,190)
Net income (loss) to common shareholders	$39,797	$(521)	$-	$-		$-	$39,276

	For the three months ended March 31, 2012
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$17,839	$14	$917	$(770)	A	$(917)	$17,083
Total interest expense	6,857	-	1,184	(770)	A	(414)	6,857
Net interest income	10,982	14	(267)	-		(503)	10,226

Total fee and other income	2,569	1,320	3,728	(1,794)	B	(3,728)	2,095
Revenue from CFVs	-	-	-	-		4,645	4,645
Total non-interest revenue	2,569	1,320	3,728	(1,794)		917	6,740
Total revenues, net of interest expense	13,551	1,334	3,461	(1,794)		414	16,966

Operating and other expenses:
Interest expense	4,809	39	-	-		-	4,848
Operating expenses	4,722	1,679	4,739	(1,794)	B	(2,945)	6,401

Impairment on bonds and provision for loan losses	(3,174)	-	-	-		-	(3,174)
Other expenses	1,515	(165)	6,147	(965)	C,D	(6,147)	385
Expenses from CFVs	-	-	-	-		9,506	9,506
Total operating and other expenses	7,872	1,553	10,886	(2,759)		414	17,966
Net gains on assets, derivatives and extinguishment of liabilities	234	-	4,725	-		(4,725)	234
Net gains related to CFVs	-	-	-	-		4,725	4,725
Equity in losses from Lower Tier Property Partnerships	-	-	(11,638)	(898)	C	-	(12,536)
Income (loss) from continuing operations before income taxes	5,913	(219)	(14,338)	67		-	(8,577)
Income tax expense	(18)	-	-	-		-	(18)
Income from discontinued operations, net of tax	376	-	(659)	-		-	(283)
Net income (loss)	6,271	(219)	(14,997)	67		-	(8,878)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	-	-	-		-	(2,284)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	74	14,338	(67)	D	-	14,345
Related to discontinued operations	-	-	659	-		-	659
Net income (loss) to common shareholders	$3,987	$(145)	$-	$-		$-	$3,842

A.	Primarily related to interest on bonds that the Company earned by holding the bond but which is eliminated because the Company consolidates the Lower Tier Property Partnership and its related real estate. These Lower Tier Property Partnerships each have a mortgage debt obligation that collateralizes a bond.

B.	Primarily related to asset management fees earned by the Company for asset management services provided to the SA Fund and LIHTC Funds.

C.	Primarily relates to equity in losses from the Lower Tier Property Partnerships associated with the Company’s LIHTC Funds for which the Company has provided bond financing to the Lower Tier Property Partnerships.

D.	Includes losses recorded by the Company related to guarantees provided by the Company associated with third party debt obligations of certain Lower Tier Property Partnerships.

The total assets by segment at March 31, 2013 and December 31, 2012 are presented in the table below:

(in thousands)	March 31, 2013	December 31, 2012
ASSETS
US Operations	$1,246,701	$1,236,288
International Operations	4,441	4,644
Total segment assets	1,251,142	1,240,932
Bonds eliminated in consolidation	(98,755)	(114,529)
Net unrealized mark to market gains not recorded in consolidation	(13,579)	(10,585)
Other adjustments	(7,970)	(7,628)
Assets of CFVs	668,276	693,562
Total MMA consolidated assets	$1,799,114	$1,801,752

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

During the first quarter 2013, the Company completed several transactions that improved our liquidity position and addressed specific forbearance release terms stipulated between it and a creditor (“Counterparty”). We expect to satisfy these release terms by June 30, 2013. See “Notes to Consolidated Financial Statements - Note 7, Derivative Financial Instruments” for further information.

•	On February 5, 2013, TEB issued 37 Series A-5 cumulative mandatorily redeemable preferred shares (“Series A-5 Preferred Shares”) due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0% generating net proceeds of $73.3 million. The net proceeds from the sale of the Series A-5 Preferred Shares were used to redeem all of the outstanding Series A cumulative mandatorily redeemable preferred shares, Series A-3 perpetual preferred shares and Series C perpetual preferred shares and to redeem one Series D perpetual preferred share. The Company recorded a loss on debt extinguishment of $1.5 million during the first quarter of 2013, included in “Net gains on early extinguishment of liabilities” on the consolidated statement of operations, due to the acceleration of unamortized debt issuance costs and issuance discounts related to the redeemed Series A Preferred Shares. In addition, the Company recorded a net reduction in common shareholders’ equity of $0.3 million comprised of the unamortized issuance discounts and redemption premiums paid of $0.7 million on the Series A-3 Preferred Shares and Series C Preferred Shares offset by a gain of $0.4 million on the Series D Preferred Share redemption at 80%.

Effective February 7, 2013, TEB completed a successful remarketing of the Series B cumulative mandatorily redeemable preferred shares ($47 million of principal) which resulted in a decrease in the annual distribution rate from 7.32% to 5.75%.

As a result of these two transactions, the total weighted average distribution rate on TEB’s perpetual and mandatorily redeemable preferred shares decreased 110 bps to 5.4% at March 31, 2013 from 6.5% at December 31, 2012. See “Notes to Consolidated Financial Statements - Note 6, Debt and Note 12, Equity” for further information.

During the second quarter of 2013, TEB repurchased and retired five shares of Series C-1 cumulative perpetual preferred shares (original liquidation preference of $5.0 million) and three shares of Series D Preferred Shares (original liquidation preference of $6.0 million) for $9.5 million.  As a result of the repurchase and retirement, the Company will record in the second quarter of 2013 a net increase to common equity of $1.2 million, comprised of the discount on the repurchase of $1.5 million partially offset by the unamortized issuance discount of $0.3 million.

•	On March 28, 2013, MMA Mortgage Investment Corporation (“MMIC”), a wholly owned subsidiary of the Company, sold 100% of its interests in Series A, B and C Preferred units for $36.6 million plus accrued interest. The sale proceeds were used as follows:

o	$17.4 million was used to repurchase subordinate debt;

o	$14.0 million was pledged as collateral to replace a letter of credit to address a specific forbearance release term (see “Notes to the Consolidated Financial Statements - Note 7, Derivative Financial Instruments”);

o	$3.7 million was pledged as collateral for a series of total return swaps as described more fully below and $0.4 million was used to pay fees charged to execute the total return swaps; and

o	$0.7 million was used to purchase a taxable note at par plus accrued interest to address a specific forbearance release term (see “Notes to the Consolidated Financial Statements - Note 7, Derivative Financial Instruments”).

The balance of the proceeds will be used for general corporate purposes.

Separately, the Company entered into three total return swap agreements (individually, and collectively, “TRS”) with an affiliate of the purchaser of the Preferred units.  Each TRS uses one series of the Preferred units as the reference asset.  Under the terms of the TRS, the Company will be paid an amount equal to the distributions on the Preferred units, a weighted average rate of 14.37% at March 31, 2013, and the Company will pay a quarterly rate of 3-month LIBOR plus a spread of 400 bps, 4.28% at March 31, 2013, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments will settle on a “net” basis and the notional amount will decline if and when any of the preferred shares are redeemed by the issuer thereof in part or in full.  The Company paid a structuring fee of 1% ($0.4 million) to enter into the TRS and placed cash equal to 10% of the notional amount ($3.7 million) in a restricted collateral account for the duration of the TRS.

The TRS have a termination date of March 31, 2015 and a termination fee equal to 1% of the notional amount.  The Company may elect to terminate any or all of the TRS at any time.  The counterparty to the TRS has the right to terminate the TRS upon the occurrence of certain events.  Under any termination event, if the fair value of the Preferred units are above par, the Company will receive the premium value above par.  If the fair value of the Preferred units are below par, the Company will be required to pay the difference between fair value and par.

The Company recorded the $36.6 million of proceeds as debt on the consolidated balance sheet secured by the Preferred units as the transaction did not meet the criteria for sale accounting. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for further information.

•	On March 28, 2103, using proceeds generated from the sale of Preferred units, the Company repurchased the remaining unpaid principal balance ($45.5 million) of the MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest. As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statement of operations. See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $58.0 million and $50.9 million, respectively. Because we consolidate certain funds and ventures in which we have no (or nominal) equity interest, we are required to reflect the cash flow activities for those funds and ventures as well. As reflected on our Consolidated Balance Sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) are reported in “Restricted cash”, outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the table below (consistent with our Consolidated Statements of Cash Flows) reflects the net increase in the Company’s cash and cash equivalents; however, the individual operating, investing and financing activities include cash flow activity for both MuniMae as well as the CFVs. The following table summarizes the changes in cash and cash equivalents balances during the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
(in thousands)	2013	2012
Unrestricted cash and cash equivalents at beginning of period	$50,857	$42,116
Net cash provided by (used in):
Operating activities	7,471	4,397
Investing activities	7,817	(14,103)
Financing activities	(8,150)	5,186
Net increase (decrease) in cash and cash equivalents	7,138	(4,520)
Cash and cash equivalents at end of period	$57,995	$37,596

At March 31, 2013 and December 31, 2012, our cash and cash equivalents included TEB’s cash and cash equivalents of $47.7 million and $41.6 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and the Counterparty. For the three months ended March 31, 2013, TEB generated $9.7 million of net operating cash flows. TEB’s investing activities also provided cash flows of $22.8 million and TEB used cash of $26.4 million in its financing activities which included distributions to the Company of $14.6 million. The Company used its distributions from TEB and its other sources of cash flow to fund operating activities, buy back a portion of its subordinate debentures, and repay other debt obligations. We believe we have sufficient liquidity to meet our obligations as they become due.

Operating activities

Cash flows provided by operations were $7.5 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. The $3.1 million increase in cash provided by operating activities was primarily due to:

•	a $0.8 million increase in principal payments and sales proceeds received on loans held for sale, a $0.9 million increase in other income received, a $2.1 million reduction in interest expense paid, and a $0.9 million reduction in derivative termination payments; partially offset by:

•	a $1.6 million decrease in interest income received.

Investing activities

Cash flows provided by investing activities were $7.8 million for the three months ended March 31, 2013 and cash flows used in investing activities were $14.1 million for the three months ended March 31, 2012. The $21.9 million increase in cash provided by investing activities was primarily due to:

•	a $20.8 million increase in payments received on bonds (resulting primarily from the sale of real estate owned in the quarter), and a $6.8 million decrease in investments made by CFVs in property partnerships; partially offset by:

•	a $4.8 million increase in restricted cash.

Financing activities

Cash flows used in financing activities were $8.2 million for the three months ended March 31, 2013 and cash flows provided by financing activities were $5.2 million for the three months ended March 31, 2012. The $13.4 million increase in cash used in financing activities was primarily due to:

•	a $94.5 million increase in repayment of borrowings, a $7.1 million decrease in contributions from holders of noncontrolling interests and a $1.0 million increase in debt issue costs; partially offset by:

•	a $89.5 million increase in proceeds from borrowings.

Debt

Our primary debt related to our bond investing activities consists of senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares, while subordinate debt is the primary debt related to non-bond activities. We also report on our consolidated balance sheets debt related to CFVs that is discussed separately below in “Debt Related to CFVs.”

The following table summarizes the outstanding balances and weighted-average interest rates at March 31, 2013. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	March 31, 2013	Weighted-Average Interest Rate at March 31, 2013
ASSET RELATED DEBT (1)
Senior interests in and debt owed to securitization trusts	$578,675	2.1%
Mandatorily redeemable preferred shares (2)	118,675	5.3
Notes payable and other debt – bond related (3)	53,880	5.3
Notes payable and other debt – non-bond related (4):	18,598	9.9
Total asset related debt	769,828	3.0

OTHER DEBT (1)
Subordinate debentures (5)	139,930	7.2
Notes payable and other debt	66,199	6.3
Total other debt	206,129	6.9

DEBT RELATED TO CFVs	49,560	2.7

Total debt	$1,025,517	3.8

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	Included in mandatorily redeemable preferred shares were unamortized discounts of $2.3 million at March 31, 2013.

(3)	Included in notes payable and other debt were unamortized discounts of $1.6 million at March 31, 2013.

(4)	This amount includes $5.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(5)	Included in the subordinate debt balance were unamortized discounts of $2.0 million at March 31, 2013.

ASSET RELATED DEBT

Senior interests in and debt owed to securitization trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinate securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. The Company’s total senior interests in and debt owed to securitization trusts was $578.7 million at March 31, 2013, including $561.8 million of variable rate debt bearing interest at a rate set weekly by SIFMA plus 200 bps (2.1% at March 31, 2013). To secure this variable rate debt, the Company has pledged bonds and various other collateral, subject to the following provisions, among others: (i) a collateral ratio of at least 144% of the debt outstanding must be maintained, (ii) the percentage of collateralized bonds in payment default must remain under certain thresholds and (iii) the debt must be remarketed in 2016. If (i) above is not maintained all cash flow from all the bonds will be held back and not distributed to the Company until the collateral ratio is restored whereas if (ii) or (iii) above are not met, all cash flow derived from all bonds that are not Trust Bonds will be held back and not distributed to the Company until compliance is restored.

See “Notes to Consolidated Financial Statements – Note 6, Debt” for further information.

Mandatorily redeemable preferred shares

At December 31, 2012, TEB had $91.4 million (principal amount) of mandatorily redeemable preferred shares outstanding with an average distribution rate of 7.4%. Through a series of transactions, completed in the first quarter of 2013 as discussed in “Liquidity and Capital Resources,” at March 31, 2013, TEB had $121.0 million (principal amount) of mandatorily redeemable preferred shares outstanding with an average distribution rate of 5.3% which are subject to remarketing in 2018 and 2019. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase or decrease.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

OTHER DEBT

Subordinate debt

At March 31, 2013, the Company had $141.9 million of subordinate debt (principal) on a consolidated basis with a carrying value of $139.9 million and a weighted average effective interest rate of 7.2%.

On March 28, 2013, using proceeds generated from the sale of Preferred units, the Company repurchased the remaining unpaid principal balance ($45.5 million) of the MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statement of operations.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Notes payable and other debt

At March 31, 2013, this debt is primarily related to the TRS entered into during the first quarter of 2013. On March 28, 2013, MMIC sold 100% of its interests in the Series A, B and C Preferred units for $36.6 million. This sale transaction did not meet the criteria for sale accounting and therefore the Company recorded the proceeds as debt on the consolidated balance sheet secured by the Preferred units. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.28% at March 31, 2013) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Covenant Compliance and Debt Maturities

At March 31, 2013, the Company had $5.0 million of debt remaining that had come due that continues to be governed by a forbearance agreement that expires April 30, 2015 such that the lender is not pursuing any remedies.

Letters of Credit

The Company has letter of credit facilities, issued by third parties that are used as a means to pledge collateral to support Company obligations. The Company has $3.0 million of outstanding letters of credit posted as collateral on the Company’s behalf at March 31, 2013, of which $0.1 million will mature July 2013 and the remaining $2.9 million will mature in 2015.

During the first quarter of 2013, the Company terminated a $19.0 million letter of credit that was issued to secure the Company’s guarantee of investor returns in certain low-income housing tax credit equity funds in which the Company holds a general partner interest.  In order to terminate the letter of credit, the Company placed $14.0 million into a restricted collateral account to cover any potential losses associated with the tax credit equity fund guarantees. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” and Note 7, “Derivative Financial Instruments.”  As of March 31, 2013, the Company does not expect these guarantee obligations to result in any losses.

Guarantees

The following table summarizes guarantees by type at March 31, 2013:

	March 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts (1)	$26,178	$1,448

(1)	We have entered into indemnification contracts with the purchaser of the TCE business related to guarantees of investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. We made no cash payments under these indemnification agreements for the three months ended March 31, 2013.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.5 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be $659.7 million at March 31, 2013. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At March 31, 2013 the debt related to CFVs had the following terms:

	March 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 30, 2018
Other	208	1,384	19.6	October 11, 2021
Total debt	$49,560	$50,736

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.0 million of debt against this financing arrangement as of March 31, 2013. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. These derivative instruments are carried at fair value. The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statement of operations.

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

Perpetual Preferred Shares

At December 31, 2012, TEB had $159.0 million (principal) of perpetual preferred shares outstanding. During the first quarter of 2013, we redeemed all of the outstanding Series A-3 and Series C perpetual preferred shares for a total of $25 million (principal) and we redeemed one Series D perpetual preferred share ($2 million principal). As a result, at March 31, 2013, TEB had $132.0 million (principal) of perpetual preferred shares outstanding with an average distribution rate of 5.4% which are subject to remarketing in 2014 through 2019 and which are not redeemable prior to the remarketing dates. These shares have quarterly distributions which are payable at a stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase or decrease.

As discussed in “Liquidity and Capital Resources,” during the second quarter of 2013, TEB repurchased and retired five shares of Series C-1 cumulative perpetual preferred shares (original liquidation preference of $5.0 million) and three shares of Series D Preferred Shares (original liquidation preference of $6.0 million) for $9.5 million.

See “Notes to Consolidated Financial Statements – Note 12, Equity.”

Dividend Policy

Our Board makes determinations regarding dividends based on management’s recommendation, which itself is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash. Our Board has not declared a dividend since the fourth quarter of 2007. In the future our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate. It is unlikely that we will pay a dividend for the foreseeable future.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $8.9 million of net unrealized gains reflected in our bond portfolio at March 31, 2013. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three months ended March 31, 2013 and 2012:

Table 1	For the three months ended March 31, 2013
(in thousands)	2013	2012
Total interest income	$15,938	$17,083
Total interest expense	6,289	6,857
Net interest income	9,649	10,226

Total fee and other income	1,844	2,095
Revenue from CFVs	6,247	4,645

Total revenues, net of interest expense	17,740	16,966

Operating expenses:
Interest expense	4,140	4,848
Operating expenses	9,760	6,786
Net impairment on bonds and (recovery) for loan losses	353	(3,174)
Total expenses from CFVs	14,546	9,506
Total operating expenses	28,799	17,966

Net gains on assets, derivatives and extinguishment of liabilities	37,447	234
Net gains related to CFVs	14,987	4,725
Equity in losses from Lower Tier Property Partnerships	(6,418)	(12,536)
Income (loss) from continuing operations before income taxes	34,957	(8,577)
Income tax benefit (expense)	1,527	(18)
Income (loss) from discontinued operations, net of tax	5,023	(283)
Net income (loss)	41,507	(8,878)

(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,005)	(2,284)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	964	14,345
Related to discontinued operations	(1,190)	659
Net income to common shareholders	$39,276	$3,842

For the three months ended March 31, 2013, as reported in the Company’s segment disclosures (see “Notes to Consolidated Financial Statements - Note 17, Segment Information”), the US Operations generated net interest income and other revenue of $13.1 million and net income allocable to the common shareholders of $39.8 million. The majority of the revenue earned by the US Operations was interest income from the Company’s bond portfolio, which was then partially offset primarily by bond-related and corporate-related interest expense as well as distributions on preferred shares financing the bond portfolio and general operating expenses including salaries and benefits, professional fees and general and administrative expenses. For the three months ended March 31, 2013, as reported in the Company’s segment disclosures, the International Operations reported a loss to the common shareholders of $0.5 million which was primarily comprised of $0.8 million of asset management fees earned from the management of the SA Fund which were more than offset by general operating expenses of $1.5 million which were mainly driven by salaries and benefits.

Net interest income

The following table summarizes our net interest income for the three months ended March 31, 2013 and 2012:

Table 2	For the three months ended March 31,
(in thousands)	2013	2012
Interest income:
Interest on bonds	$15,795	$16,869
Interest on loans and short-term investments	143	214
Total interest income	15,938	17,083
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	3,314	3,252
Mandatorily redeemable preferred shares	1,682	2,193
Notes payable and other debt, bond related	755	781
Notes payable and other debt, non-bond related	538	631
Total interest expense	6,289	6,857
Total net interest income	$9,649	$10,226

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio.

Total net interest income decreased by 5.6% or $0.6 million, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Interest income on bonds decreased $1.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decline was mainly due to a $97.1 million decline in the weighted average bond UPB (from $1.1 billion for the first quarter 2012 to $1.0 billion for the first quarter 2013) due primarily to redemption activity and principal amortization. Partially offsetting this decline was an increase in the weighted average effective interest rate of 18 bps to 6.46%, which was primarily driven by an increase in interest received on non-accrual bonds.

Asset related interest expense (i.e., interest expense associated with debt which finances interest-bearing bond and non-bond assets) decreased 8.3% or $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decline was mainly driven by a $0.5 million decline in interest expense on our mandatorily redeemable preferred shares. This decline was driven by a decline in the weighted average effective interest of 296 bps to 6.3%, partially offset by an increase of $12.3 million in the weighted average balance (from $95.0 million for the first quarter of 2012 to $107.3 million for the first quarter of 2013). In the first quarter of 2013, TEB completed a series of transactions involving the mandatorily redeemable preferred shares. On February 5, 2013, TEB issued 37 Series A-5 cumulative mandatorily redeemable preferred shares due in 2028 with a liquidation preference of $2.0 million per share and an annual distribution rate of 5.0%. Proceeds from this issuance were used, among other things, to redeem all of the outstanding Series A mandatorily redeemable preferred shares, which had an annual distribution rate of 7.5%. Additionally, during the first quarter of 2013, TEB completed a successful remarketing of the Series B mandatorily redeemable preferred shares which resulted in a decrease in the annual distribution rate to 5.75%. See "Notes to Consolidated Financial Statements - Note 6, Debt" for additional information regarding these transactions.

Other interest expense

The following table summarizes our other interest expense for the three months ended March 31, 2013 and 2012:

Table 3	For the three months ended March 31,
(in thousands)	2013	2012
Other interest expense:
Subordinate debentures	$3,269	$3,877
Notes payable and other debt	871	971
Total other interest expense	$4,140	$4,848

Other interest expense (which includes interest expense associated with debt which does not finance interest-bearing assets) decreased 14.6% or $0.7 million for the three months ended March 31, 2013 as compared to 2012. This decline was mainly driven by a $0.6 million decline in interest expense associated with our subordinate debentures, the majority of which was due to our discounted repurchases of $42.7 million of outstanding principal during 2012 which decreased our effective borrowing rate.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012:

Table 4	For the three months ended March 31,
(in thousands)	2013	2012
Salaries and benefits	$3,888	$2,791
General and administrative	1,299	1,356
Professional fees	2,345	2,254
Other expenses	2,228	385
Total operating expenses	$9,760	$6,786

Total operating expenses increased 43.8%, or $3.0 million, mainly due to an increase in other expenses and salaries and benefits.

Other expenses primarily include depreciation and amortization, asset management costs, asset workout expenses and costs related to our ownership of real estate. Other expenses increased $1.8 million for the three months ended March 31, 2013 as compared to 2012 mainly due to the receipt of $0.8 million in insurance proceeds in the first quarter 2012 associated with a property for which we took a deed in lieu of foreclosure on January 20, 2012. Other expenses recognized during the three months ended March 31, 2013 were also higher than 2012 due to a $0.4 million remarketing fee incurred related to TEB's successful remarketing of the Series B Preferred Shares in the first quarter 2013, as well as a $0.3 million impairment taken on a solar facility.

Salaries and benefit related to our US Operations, increased $1.2 million for the three months ended March 31, 2013 as compared to 2012 mainly due to an increase in the value of employee stock options. At March 31, 2012, the Company’s closing stock price was $0.44 and there were 918,662 vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.26. At March 31, 2013, the Company’s closing stock price was $0.98 and there were 1,602,009 vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.30. Salaries and benefits related to our International Operations decreased $0.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily driven by a decrease in bonuses, partially offset by an increase in the average number of employees from 25 for the first quarter 2012 to 28 for the first quarter 2013.

Net Impairment on Bonds and Recovery for Loan Losses

The following table summarizes our bond impairments and our recovery for loan losses for the three months ended
March 31, 2013 and 2012:

Table 5	For the three months ended March 31,
(in thousands)	2013	2012
Impairment on bonds	$353	$238
Net loan loss recovery	-	(3,412)
Total net impairment and loan loss recovery	$353	$(3,174)

The Company recognized $3.4 million in recoveries of previously recognized loan losses during the three months ended March 31, 2012, primarily related to the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing as well as a $1.4 million valuation allowance recovery associated with a senior mortgage loan which paid off at par during the fourth quarter 2012.

Net Gains on Assets, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the three months ended March 31, 2013 and 2012:

Table 6	For the three months ended March 31,
(in thousands)	2013	2012
Net realized gains on bonds	$182	$-
Net gains (losses) on loans	1,169	(28)
Net losses on derivatives	(167)	(224)
Net gains on early extinguishment of liabilities	36,263	486
Total net gains on bonds, loans, derivatives and early extinguishment of liabilities	$37,447	$234

For the three months ended March 31, 2013, net gains on early extinguishment of liabilities were $36.3 million as compared to net gains of $0.5 million for the three months ended March 31, 2012. During the first quarter 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of unpaid principal balance of the subordinate debt of MMA Financial Holdings, Inc. ("MFH"), a wholly owned subsidiary of the Company, due May 3, 2034, for $17.4 million, plus accrued interest. The gain is calculated as the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares. During the first quarter 2012, we recognized $0.5 million of gains on repurchases of mandatorily redeemable preferred shares.

The Company recognized $1.2 million of gains on loans during the three months ended March 31, 2013, comprised of $0.9 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.3 million recorded during the period.

Income Tax Benefit (Expense)

The table below summarizes our income tax benefit (expense) for the three months ended March 31, 2013 and 2012.

Table 7	For the three months ended March 31,
(in thousands)	2013	2012
Income tax benefit (expense)	$1,527	$(18)

On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for amended returns for the calendar years ending December 31, 2004 through 2006. Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company. The Company received the refund on April 8, 2013. This agreement also resolved $1.6 million of the Company's uncertain tax positions recorded at December 31, 2012. The release of the uncertain tax position resulted in a $1.6 million tax benefit in the first quarter 2013.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our income (loss) related to funds and ventures that are consolidated for the three months ended March 31, 2013 and 2012:

Table 8	For the three months ended March 31,
(in thousands)	2013	2012
Revenue:
Rental and other income from real estate	$5,287	$3,728
Interest and other income	960	917
Total revenue	6,247	4,645

Expenses:
Depreciation and amortization	2,510	2,014
Interest expense	498	414
Other operating expenses	8,514	2,945
Asset impairments	3,024	4,133
Total expenses	14,546	9,506

Net gains (losses) related to CFVs:
Unrealized gains on investments	11,356	5,773
Derivative gains (losses)	3,631	(878)
Net loss on sale of properties	-	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,418)	(12,536)
Net income (loss)	270	(12,672)
Net losses allocable to noncontrolling interests from CFVs	815	14,271
Net income allocable to the common shareholders	$1,085	$1,599

The details of Net income allocable to the common shareholders for the three months ended March 31, 2013 and 2012 are as follows:

Table 9	For the three months ended March 31,
(in thousands)	2013	2012
Interest income	$1,199	$770
Asset management fees	858	1,444
Guarantee fees	331	350
Equity in losses from Lower Tier Property Partnerships	(1,499)	(1,035)
Equity in income from SA Fund	282	137
Other expense	(86)	(67)
Net income allocable to the common shareholders	$1,085	$1,599

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

Net income allocable to the common shareholders related to CFVs decreased $0.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 mainly due to declines in asset management fees. Asset management fees declined by $0.6 million, mainly due to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $0.6 million as the payment structure transitioned in the second quarter of 2012 from fees based on committed capital to fees based on invested capital. Also contributing to the decline in net income allocable to the common shareholders related to CFVs was a $0.5 million increase in equity in losses from Lower Tier Property Partnerships. These declines were partially offset by an increase in interest income of $0.4 million due to bond interest income that is now recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months ended March 31, 2013 and 2012:

Table 10	For the three months ended March 31,
(in thousands)	2013	2012
Sublease income	$369	$369
Other income	83	83
Income from CFVs (primarily rental income)	466	1,531
Income from REO operations	-	55
Rent expense	(369)	(369)
Other expenses	34	33
Expenses from CFVs (primarily operating expenses)	(556)	(1,985)
Income tax expense	-	-
Income (loss) from operations	27	(283)
Disposal:
Net gains related to CFVs	4,996	-
Net income (loss) from discontinued operations	5,023	(283)
(Income) loss from discontinued operations allocable to noncontrolling interests	(1,190)	659
Net income to common shareholders from discontinued operations	$3,833	$376

The details of net income to common shareholders from discontinued operations for the three months ended March 31, 2013 and 2012 are as follows:

Table 11	For the three months ended March 31,
(in thousands)	2013	2012
Interest income	$101	$264
Other income	970	112
Net gains on redemption of bonds	2,762	-
Net income to common shareholders from discontinued operations	$3,833	$376

At December 31, 2012, a non-profit entity, that the Company consolidates, owned a multifamily property that was classified as held-for-sale on the consolidated balance sheet. The Company provided bond financing to this multifamily property which was eliminated in consolidation. During the first quarter of 2013, the non-profit sold the multifamily property and the sale generated $20.1 million of net proceeds and a gain on sale of real estate of $5.0 million, as reflected in Table 10 above, of which $3.6 million was allocated to the common shareholders. The $3.6 million allocated to the common shareholders includes the following:

•	$2.7 million of a gain on the redemption of bonds.

•	$0.7 million of other income related to proceeds received from the property sale that were used to reimburse the Company for interest expense owed by the property to a third party which the Company had paid previously.

•	$0.2 million of other income related to proceeds received from the property sale which were above the carrying value of the bond at property sale/bond redemption.

Bond Portfolio Summary

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting (“All Bonds”). Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures”. At March 31, 2013, all of the properties securing the Company’s multifamily rental housing bonds have completed construction and lease up with no future funding required from the Company, and have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	March 31, 2013		December 31, 2012		December 31, 2011
Total Bond Portfolio:
Total number of bonds	136		139		147
Total number of properties	110		112		118
UPB (1)	$1,087,381		$1,108,209		$1,183,165
Fair value (1)	$1,081,148		$1,094,475		$1,129,311
Fair value to UPB %	99.4%		98.8%		95.4%
Weighted average pay rate, for the twelve months ended (2)	5.79	%(3)	5.81	%(3)	5.97%
Weighted average coupon, for the twelve months ended (4)	6.46%		6.45%		6.46%

Total Bonds 30+ days past due:
Total number of bonds	23		19		15
Total number of properties	17		15		14
UPB	$171,355		$151,506		$113,409
Percentage of total portfolio (UPB)	15.8%		13.7%		9.6%
Fair value	$139,646		$123,801		$86,269
Percentage of total portfolio (FV)	12.9%		11.3%		7.6%
Weighted average pay rate, for the twelve months ended (2)	3.67%		3.73%		3.23%
Weighted average coupon, for the twelve months ended (4)	7.12%		7.25%		6.80%

Multifamily Housing Bonds (Affordable Bond Portfolio):
Total number of bonds	128		131		137
Total number of properties	107		109		114
UPB	$1,005,209		$1,022,096		$1,079,931
Percentage of total portfolio (UPB)	92.4%		92.2%		91.3%
Fair value	$999,734		$1,009,238		$1,033,503
Number of bonds 30+ days past due	19		15		15
Number of properties 30+ days past due	16		14		14
UPB of bonds 30+ days past due	$141,530		$121,681		$113,399
Percentage of multifamily bonds 30+ days past due (UPB)	14.1%		11.9%		10.5%
Fair value of bonds 30+ days past due	$111,291		$95,536		$86,269
Debt service coverage ratio, for the twelve months ended (5)	1.11	x	1.10	x	1.08	x
Debt service coverage ratio excluding 30+ days past due, for the twelve months ended (5)	1.21	x	1.20	x	1.16	x

(1)	Included in these amounts are 17 bonds which the Company eliminated as a result of consolidation accounting. At March 31, 2013, these 17 bonds had an UPB of $113.7 million and a fair value of $112.3 million, including $13.6 million of net unrealized mark to market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures” for more information.

(2)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period.

(3)	The weighted average pay rate for the twelve months ended March 31, 2013 does not include $6.6 million of deferred interest collected in connection with a subordinate bond redemption during the first quarter of 2013 or $6.8 million of deferred interest collected in connection with a subordinate bond redemption during the fourth quarter of 2012. The weighted average pay rate for the year ended December 31, 2012 does not include $6.8 million of deferred interest collected in connection with a subordinate bond redemption during the fourth quarter 2012. These adjustments are intended to facilitate disclosure of recurring capacity of the underlying properties to pay debt service over time.

(4)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(5)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end for bonds still held in the portfolio at March 31, 2013.

Summary Valuation Results

During the three months ended March 31, 2013, we recorded net unrealized gains of $10.8 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income largely due to a 19 bps decrease in market yields on performing bonds still held in the portfolio at March 31, 2013.  During the three months ended March 31, 2012, we recorded net unrealized gains of $7.0 million on our Reported Bonds through other comprehensive income largely due to a 2 bps decrease in market yields on our performing bonds still held in the portfolio at March 31, 2012. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bonds are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 5.96% and 6.29% at March 31, 2013 and December 31, 2012, respectively.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate for the bonds that are past due in either principal or interest averaged 8.1% and 8.3% at March 31, 2103 and December 31, 2012, respectively. The capitalization rate averaged 7.1% and 7.0% at March 31, 2013 and December 31, 2012, respectively. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or a broker opinion of value.

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

Portfolio Credit Quality

As indicated in the table above, 92.4% of All Bonds (based on UPB) finance multifamily rental properties, of which the vast majority are affordable rental properties (“Affordable Bond Portfolio” - affordable meaning rental units with tenant income restrictions that may also have rent restrictions and government subsidies). Beginning in early 2010 and continuing through the first quarter of 2013, there has been a general improvement in the apartment (rental) market as a result of the improved US economy and the decrease in homeownership across the US as households either cannot access mortgage credit or have determined renting to be a better option. We believe our Affordable Bond Portfolio’s performance bottomed out in 2010 and has improved through the first quarter of 2013, similar to the market rate apartment market.

For our Affordable Bond Portfolio, we have seen modest but steady increases in debt service coverage and occupancy as well as stabilization in the number of watch-listed assets over multiple quarters through March 31, 2013. Even though we have seen an overall improvement in the performance of the rental properties serving as collateral to our bonds, beginning at the end of 2012 and in the first quarter of 2013 we have seen an increase in the number of defaulted bonds due specifically to property developers or tax credit syndicators being unable or unwilling to fund operating deficits. In our Affordable Bond Portfolio, at March 31, 2103, there were 13 performing mortgage revenue bonds with an UPB of $69.9 million that were operating with debt service coverage less than 0.9x. Through March 31, 2103, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. Even if these bonds become 30 days or more past due because the property developers or tax credit syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows. For example, during the first quarter of 2013, the Company collected the full contractual principal and interest payments on these 13 bonds, of which 75% was funded by the rental properties and the remaining 25% was funded by a combination of developers and syndicators.

The Company also has a small portfolio of bonds that finance infrastructure improvements for large residential or commercial development projects (5.4% of All Bonds). These bonds are commonly referred to as Community Development District (CDD) bonds in Florida or Community Development Authority (CDA) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, have put stress on this portfolio. As such, in 2010 and 2011 we actively sold much of this portfolio and at March 31, 2013, this portfolio consisted of only two developments financed by six bond instruments with an UPB of $59.0 million and a carrying value (i.e., fair value) of $58.3 million. At March 31, 2013, one development, financed by four bonds, was 30 days or more past due.   The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Geographic Concentration

The Company also tracks the geographic distribution of its Affordable Bond Portfolio and at March 31, 2013, approximately 99.4% of the portfolio’s UPB was dispersed among 49 Metropolitan Statistical Areas (“MSA”). Approximately 0.6% of the portfolio’s UPB is not within an MSA. Approximately 44.9% of the portfolio’s UPB is concentrated in six metropolitan regions (Atlanta MSA, Austin MSA, Dallas and Fort Worth MSAs, Houston MSA, Los Angeles MSA and San Antonio MSA) ranging from 4.2% to 12.0% of the total affordable portfolio. The highest concentration of 12.0% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market has been weak, the overall performance of our affordable portfolio there has stabilized but at low levels and the bonds that are 30 days or more past due in the Atlanta MSA make up a disproportionate share, at 39.9%, of the total affordable bonds that are 30 days or more past due.

Subordinate Bonds

There are 11 subordinate bonds within the Affordable Bond Portfolio. The debt service on these subordinate bonds is paid only after payment is made on senior obligations that have a priority right to the cash flow of the underlying collateral. At March 31, 2013, the Company owned all of the related senior bonds as well. The Company’s subordinate bonds had a fair value of $45.8 million and an UPB of $48.6 million at March 31, 2013.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at March 31, 2013, based on the criteria in Internal Control – Integrated Framework issued by COSO.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change in the legal proceeding information as set forth under Part I, Item 3, “Legal Proceedings” of the Company’s 2012 Form 10-K.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company had debt agreements totaling $5.0 million at March 31, 2013 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on April 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
Dated: May 15, 2013		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone
May 15, 2013
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	May 15, 2013
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

By:		/s/ Jason M. Antonakas	May 15, 2013
	Name:	Jason M. Antonakas
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

S-1

 EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
10.36	Employment Agreement by and between the Company and Gary A. Mentesana dated as of March 27, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2013

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Municipal Mortgage & Equity, LLC for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

E-1