Form 10-Q
period 2013-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2013-08-14
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 41,429,669 shares of common shares outstanding at August 9, 2013.

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	(a) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

	(b) Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012	3

	(d) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012	5

	(e) Consolidated Statements of Equity for the six months ended June 30, 2013	6

	(f) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	7

	(g) Notes to the Consolidated Financial Statements	9

Item 2.	Managment’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	64

PART II – OTHER INFORMATION		65

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

SIGNATURES		S-1

EXHIBITS		E-1

I

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and cash equivalents (includes $43,171 and $41,634 in a consolidated subsidiary that has restrictions on distributions)	$52,004	$50,857
Restricted cash (includes $56,098 and $53,957 related to CFVs)	76,976	55,313
Bonds available-for-sale (includes $868,668 and $925,346 pledged as collateral)	896,322	969,394
Investments in Lower Tier Property Partnerships related to CFVs	312,725	333,335
SA Fund investments related to CFVs	156,723	161,433
Real estate held-for-use, net (includes $17,997 and $17,756 pledged as collateral and $153,427 and $111,931 related to CFVs)	171,424	129,687
Real estate held-for-sale related to CFVs	-	15,338
Investment in preferred stock	31,371	31,371
Other assets (includes $12,457 and $14,691 pledged as collateral and $22,768 and $17,568 related to CFVs)	48,268	55,024
Total assets	$1,745,813	$1,801,752

LIABILITIES AND EQUITY
Debt (includes $49,903 and $55,433 related to CFVs)	$1,018,707	$1,042,959
Derivative liabilities	2,698	3,544
Accounts payable and accrued expenses	13,369	12,498
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	15,157	15,881
Other liabilities (includes $7,883 and $6,150 related to CFVs)	16,179	15,145
Total liabilities	$1,066,110	$1,090,027

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $121,000 and $159,000 at June 30, 2013 and December 31, 2012	$117,978	$155,033
Noncontrolling interests in CFVs and IHS (net of $1,533 and $1,533 of subscriptions receivable)	497,110	511,791
Common shareholders’ equity:
Common shares, no par value (41,112,560 and 40,638,614 shares issued and outstanding and 1,234,153and 1,873,348 non-employee directors’ and employee deferred shares issued at June 30, 2013 and December 31, 2012, respectively)	(54,291)	(93,786)
Accumulated other comprehensive income	118,906	138,687
Total common shareholders’ equity	64,615	44,901
Total equity	679,703	711,725
Total liabilities and equity	$1,745,813	$1,801,752

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest income
Interest on bonds	$14,667	$16,600	$30,462	33,469
Interest on loans and short-term investments	191	279	334	493
Total interest income	14,858	16,879	30,796	33,962

Interest expense (1)
Bond related debt	13,442	6,050	19,193	12,276
Non-bond related debt	284	625	822	1,256
Total interest expense	13,726	6,675	20,015	13,532
Net interest income	1,132	10,204	10,781	20,430

Non-interest revenue
Income on preferred stock investment	1,312	1,544	2,609	3,089
Other income	517	623	1,058	1,173
Revenue from CFVs	10,150	6,568	16,397	11,138
Total non-interest revenue	11,979	8,735	20,064	15,400
Total revenues, net of interest expense	13,111	18,939	30,845	35,830

Operating and other expenses
Interest expense (2)	3,616	4,703	7,745	9,551
Salaries and benefits	3,262	2,509	7,150	5,300
General and administrative	1,133	1,172	2,426	2,528
Professional fees	3,057	1,384	5,402	3,638
Impairment on bonds	480	849	833	1,087
Net loan loss recovery	-	(872)	-	(4,284)
Other expenses	1,856	1,610	3,789	1,995
Expenses from CFVs	16,550	8,694	31,096	18,148
Total operating and other expenses	29,954	20,049	58,441	37,963

Net gains (losses) on assets and derivatives	921	(898)	2,105	(1,150)
Net (losses) gains on early extinguishment of liabilities	-	(1)	36,263	485
Net gains due to real estate consolidation and foreclosure	8,484	2,550	8,484	2,550
Net gains related to CFVs	8,933	5,290	23,920	10,015
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,368)	(6,895)	(13,786)	(19,431)
Net (loss) income from continuing operations before income taxes	(5,873)	(1,064)	29,390	(9,664)
Income tax (expense) benefit	(95)	(23)	1,432	(41)
Income (loss) from discontinued operations, net of tax	418	(331)	5,135	(591)
Net (loss) income	(5,550)	(1,418)	35,957	(10,296)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(1,673)	(2,284)	(3,678)	(4,568)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	6,772	5,463	7,736	19,831
Related to discontinued operations	-	653	(1,190)	1,289
Net (loss) income to common shareholders	$(451)	$2,414	$38,825	$6,256

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.05	$0.83	$0.13
Income from discontinued operations	0.01	0.01	0.09	0.02
(Loss) income per common share	$(0.01)	$0.06	$0.92	$0.15

Diluted income per common share:
(Loss) income from continuing operations (adjusted for liability classified awards)	$(0.01)	$0.05	$0.84	$0.13
Income from discontinued operations	0.01	0.01	0.09	0.02
Income per common share	$(0.00)	$0.06	$0.93	$0.15

Weighted-average common shares outstanding:
Basic	42,406	42,194	42,426	42,158
Diluted	43,812	42,434	43,706	42,416

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Net (loss) income to common shareholders	$(451)	$2,414	$38,825	$6,256
Net loss allocable to noncontrolling interests	(5,099)	(3,832)	(2,868)	(16,552)
Net (loss) income	$(5,550)	$(1,418)	$35,957	$(10,296)

Other comprehensive (loss) income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding (losses) gains arising during the period	$(22,362)	$8,708	$(11,533)	$15,685
Reversal of unrealized gains on sold/redeemed bonds	(416)	(52)	(598)	(52)
Reclassification of unrealized bonds losses to operations	480	849	833	1,087
Reclassification of unrealized bond gains to operations due to consolidation of funds and ventures	(8,484)	(2,550)	(8,484)	(2,550)
Total unrealized gains on bonds available-for-sale	(30,782)	6,955	(19,782)	14,170
Foreign currency translation adjustment	14	40	1	121
Other comprehensive (loss) income allocable to common shareholders	$(30,768)	$6,995	$(19,781)	$14,291

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(7,998)	$(9,591)	$(18,462)	$(3,713)

Comprehensive (loss) income to common shareholders	$(31,219)	$9,409	$19,044	$20,547
Comprehensive loss to noncontrolling interests	(13,097)	(13,423)	(21,330)	(20,265)
Comprehensive (loss) income	$(44,316)	$(4,014)	$(2,286)	$282

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Shares		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2013	42,512	$(93,786)	$138,687	$44,901	$155,033	$511,791	$711,725
Net income	-	38,825	-	38,825	3,678	(6,546)	35,957
Other comprehensive income	-	-	(19,781)	(19,781)	-	(18,462)	(38,243)
Distributions	-	-	-	-	(3,678)	-	(3,678)
Common shares, ( restricted and deferred) issued under employee and non-employee director share plans	43	50	-	50	-	-	50
Mark-to-market activity for liability classified awards previously classified as equity	-	(18)	-	(18)	-	-	(18)
Employee and non-employee shares cancelled	(32)	-	-		-	-	-
Director stock based compensation	-	13	-	13	-	-	13
Common shares repurchases	(176)	(217)	-	(217)	-	-	(217)
Preferred shares repurchases	-	842	-	842	(37,055)	-	(36,213)
Contributions	-	-	-	-	-	3,590	3,590
Net change due to consolidation	-	-	-	-	-	6,737	6,737
Balance, June 30, 2013	42,347	$(54,291)	$118,906	$64,615	$117,978	$497,110	$679,703

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,957	$(10,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains on sales of bonds and loans	(1,970)	(341)
Net gains due to real estate consolidation and foreclosure	(8,484)	(2,550)
Net gains related to CFVs	(29,127)	(10,015)
Provisions for credit losses and impairment	9,340	2,764
Equity in losses from Lower Tier Property Partnerships of CFVs	13,783	19,431
Subordinate debt effective yield amortization and interest accruals	4,566	5,669
Net gains on early extinguishment of liabilities	(36,263)	(485)
Depreciation and other amortization	12,654	4,847
Foreign currency loss	8,086	862
Stock-based compensation expense	1,783	209
Other	2,979	(2,846)
Net cash provided by operating activities	13,304	7,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	-	(6,189)
Principal payments and sales proceeds received on bonds	11,527	13,491
Advances on and originations of loans held for investment	(216)	(400)
Principal payments received on loans held for investment	251	2,288
Insurance recoveries on property, plant and equipment	-	753
Investments in property partnerships and property, plant and equipment	(10,515)	(21,531)
Proceeds from the sale of real estate and other investments	28,680	3,222
Increase in restricted cash and cash of CFVs	(20,996)	(22,527)
Capital distributions received from investments in partnerships	5,927	8,255
Net cash provided by (used in) investing activities	14,658	(22,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	110,000	24,481
Repayment of borrowings	(98,375)	(26,709)
Payment of debt issuance costs	(963)	(829)
Contributions from holders of noncontrolling interests	3,590	20,462
Distributions paid to perpetual preferred shareholders of a subsidiary company	(4,636)	(4,766)
Redemption of perpetual preferred shares	(36,213)	-
Other	(218)	-
Net cash (used in) provided by in financing activities	(26,815)	12,639
Net increase (decrease) in cash and cash equivalents	1,147	(2,750)
Cash and cash equivalents at beginning of period	50,857	42,116
Cash and cash equivalents at end of period	$52,004	$39,366

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,388	$20,624
Income taxes paid	198	70

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(38,261)	10,565
Debt and liabilities extinguished through sales and collections on bonds and loans	4,252	10,500
Increase in real estate assets and decrease in loan investments due to foreclosure	43,943	12,465
Decrease in bond assets due to initial consolidation of funds and ventures	37,777	12,563
Increase (decrease) in non controlling interests due to consolidation of funds and ventures	6,737	(495)
Increase in real estate assets and decrease in loan investments due to foreclosure	-	7,711

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

Description of the Business

We own and manage tax-exempt bonds, a substantial majority of which are backed by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties. Outside of the United States (“US”), our strategy is to raise, invest in and manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

On June 30, 2013 the Company’s bond portfolio totaled $1.0 billion (based on the fair value of all bonds, including those that have been eliminated due to the consolidation of funds and ventures that held these bonds as debt) and consisted of 134 bonds (collateralized by 108 real estate properties), primarily tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. On June 30, 2013, the majority of the Company’s bond portfolio (as well as its debt obligations) was held by MuniMae TE Bond Subsidiary, LLC (“TEB”), a wholly owned subsidiary of the Company, which was sold on July 3, 2013.

After the sale of TEB’s common shares on July 3, 2013, the Company’s bond portfolio consisted of 43 bonds and interests in bonds totaling $294.0 million (based on the fair value of all bonds, including those that have been eliminated due to consolidation), collateralized by 30 real estate properties. This bond portfolio is comprised primarily of non-performing and subordinate participating multifamily tax-exempt bonds as well as community development district (“CDD”) bonds. Approximately 50% of this portfolio (based on $294.0 million of fair value) is unleveraged. See Note 18, “Subsequent Events” for more information on the Company’s sale of TEB’s common shares.

MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) totaling $852.2 million in capital invested at June 30, 2013, which hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is negligible; however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

Through July 9, 2013, the Company was a partnership for income tax purposes. Effective July 10, 2013, the Company elected to be taxed as a corporation for federal income tax purposes. See Note 18, “Subsequent Events” for more information.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which has a strategy to raise, invest in and asset manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. The Company owns approximately 83%, of IHS.  In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages a single fund (South Africa Workforce Housing Fund SA I - “SA Fund”), and expects to raise capital for and manage additional funds in the near future.

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

Changes in Presentation

We have revised the presentation of our consolidated statements of operations so that we now separately present “Net interest income”, which is interest income less interest expense on debt which finances interest-bearing assets. This presentation change had no impact on “Net (loss) income.”

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued consolidated statements of operations for the three months and six months ended June 30, 2012, as a result of certain discontinued operations occurring after the first quarter of 2012.

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

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains subsequent to the sale of TEB’s common shares on July 3, 2013 and at June 30, 2013 and December 31, 2012.

	July 3, 2013
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$161,715		$(3,631)	$(41,395)	$22,972	$139,661
Other bonds	81,527		(2,062)	(22,364)	20,578	77,679
Total	$243,242	(2)	$(5,693)	$(63,759)	$43,550	$217,340

	June 30, 2013
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$835,486		$(6,880)	$(108,624)	$98,661	$818,643
Other bonds	81,527		(2,062)	(22,364)	20,578	77,679
Total	$917,013	(2)	$(8,942)	$(130,988)	$119,239	$896,322

	December 31, 2012
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$898,209		$(10,314)	$(118,933)	$115,196	$884,158
Other bonds	86,113		(2,339)	(22,364)	23,826	85,236
Total	$984,322	(2)	$(12,653)	$(141,297)	$139,022	$969,394

(1)	Represents net discounts, deferred costs and fees.

(2)	The Company had bonds with an unpaid principal balance of $85.0 million ($76.6 million fair value), $158.9 million ($151.8 million fair value) and $123.9 million ($125.1 million fair value) at July 3, 2013, June 30, 2013 and December 31, 2012, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds. See Note 16, “Consolidated Funds and Ventures” for more information.

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

The payment of debt service on our subordinate bond investments occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. At June 30, 2013, the Company’s subordinate bond investments had an aggregate unpaid principal balance of $15.7 million (or $55.1 million including those bond investments eliminated in consolidation) and the Company held all of the related senior bonds. As part of the Company’s sale of TEB’s common shares on July 3, 2013, certain bonds were certificated and the senior certificates were transferred to the purchaser of TEB’s common shares and the subordinate certificates were retained by the Company. The cash proceeds received on the transfers of the senior certifications were accounted for as secured borrowings because the transfers did not meet the criteria for sale accounting. At July 3, 2013 and subsequent to the sale of TEB’s common shares, the Company’s subordinate bond investments had an aggregate unpaid principal balance of $32.9 million (or $83.7 million including those bond investments eliminated in consolidation, $82.7 million of which a third party held the related senior interests).

At June 30, 2013, and subsequent to the sale of TEB’s common shares on July 3, 2013 the Company had no participating bonds (i.e., bonds that allow the Company to receive additional interest from net property cash flows in addition to the base interest rate) on its balance sheet; however, there were participating bonds eliminated in consolidation with an unpaid principal balance of $33.3 million. Both the stated and participating interest on the Company’s participating bonds are exempt from federal income tax.

A significant portion of the tax-exempt income generated from the mortgage revenue bonds is subject to the alternative minimum tax (“AMT”) calculation for federal income tax purposes.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and utilities. In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties. The income on these bonds is exempt from federal income tax and is generally not included in the AMT calculation.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale subsequent to the sale of TEB’s common shares on July 3, 2013 and at June 30, 2013.

	July 3, 2013
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$-	$-
Due between one and five years	-	-
Due between five and ten years	-	-
Due after ten years	1,560	3,462
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	172,230	213,878
	$173,790	$217,340

	June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$-	$-
Due between one and five years	-	-
Due between five and ten years	-	-
Due after ten years	1,560	3,462
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	775,523	892,860
	$777,083	$896,322

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty subsequent to the sale of TEB’s common shares on July 3, 2013 and at June 30, 2013 as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

	July 3, 2013
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions, premiums or penalties at July 3, 2013	$7,752	$10,528
July 4 through December 31, 2013	1,132	1,400
2014	-	-
2015	-	-
2016	12,972	16,627
2017	5,855	8,421
Thereafter	106,730	130,567
Bonds that may not be prepaid	39,349	49,797
Total	$173,790	$217,340

	June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions, premiums or penalties at June 30, 2013	$49,576	$54,609
July 1 through December 31, 2013	1,132	1,400
2014	-	-
2015	2,562	2,725
2016	12,972	16,627
2017	14,520	17,320
Thereafter	630,136	725,257
Bonds that may not be prepaid	66,185	78,384
Total	$777,083	$896,322

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $77.8 million and $103.8 million at June 30, 2013 and December 31, 2012, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $1.8 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. Interest income not recognized on the non-accrual bonds was $2.5 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.

The following table provides an aging analysis for the fair value of bonds available-for-sale subsequent to the sale of TEB’s common shares on July 3, 2013 and at June 30, 2013 and December 31, 2012.

(in thousands)	July 3, 2013	June 30, 2013	December 31, 2012
Total current	$129,132	$808,114	$850,155
30-59 days past due	-	-	8,013
60-89 days past due	10,419	10,419	7,471
Greater than 90 days	77,789	77,789	103,755
Total	$217,340	$896,322	$969,394

Bond Sales and Redemptions

The Company recorded cash proceeds on redemptions of bonds of $6.6 million and $8.2 million for the six months ended June 30, 2013 and 2012, respectively. In connection with the 2013 redemptions, the Company used cash of $3.3 million to pay down its bond related debt. The Company did not use any cash from the 2012 bond redemption to pay down bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” for bonds sold or redeemed during the three months and six months ended June 30, 2013 and 2012, as well as for bonds still in the Company’s portfolio at June 30, 2013 and 2012, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Bond impairment recognized on bonds held at each period-end	$(480)	$(849)	$(833)	$(1,087)
Gains recognized at time of redemption	416	52	598	52
Total net losses on bonds	$(64)	$(797)	$(235)	$(1,035)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing a bond over the construction or renovation period. Since September 30, 2010 there have been no unfunded bond commitments.

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At June 30, 2013, the unpaid principal amount on the preferred stock was $36.6 million with a weighted average distribution rate of 14.4% and is prepayable at any time. These investments were obtained as part of the Company’s sale of its Agency Lending business in May 2009. As part of the sale, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date. This reimbursement agreement expired on May 15, 2013. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The carrying value of the preferred stock was $31.4 million at June 30, 2013 and December 31, 2012. The estimated fair value of the preferred stock was $36.6 million and $35.8 million at June 30, 2013 and December 31, 2012, respectively. The Company did not record impairment charges on the preferred stock for the six months ended June 30, 2013 and 2012.

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

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three total return swap agreements (individually, and collectively, “TRS”) with an affiliate of the purchaser of the preferred stock investments.  The notional amount of the TRS was set based on the preferred stock investments as the reference asset.  Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock, a weighted average rate of 14.4% at June 30, 2013, and the Company pays a quarterly rate of 3-month LIBOR plus a spread of 400 bps, 4.27% at June 30, 2013, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments settle on a “net” basis and the notional amount will decline if and when the preferred stock is redeemed in part or in full.  At June 30, 2013 the Company held $3.7 million in a restricted collateral account for the TRS.

The TRS have a termination date of March 31, 2015 and a termination fee equal to 1% of the notional amount.  The Company may elect to terminate any or all of the TRS at any time.  The counterparty to the TRS has the right to terminate the TRS upon the occurrence of certain events.  Under any termination event, if the fair values of the preferred stock are above par, the Company will receive the premium value above par.  If the fair values of the preferred stock are below par, the Company will be required to pay the difference between fair value and par.

The Company recorded the $36.6 million of proceeds from the transfer of its interest in the preferred stock investments as debt on the consolidated balance sheets secured by the preferred stock as the sale transaction did not meet the criteria for sale accounting. See Note 6, “Debt.”

Note 4—Real estate

Real estate held-for-use

The following table summarizes real estate held-for-use at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
MuniMae’s real estate held-for-use	$17,997	$17,756
Real estate held-for-use related to CFVs (1)	153,427	111,931
Total real estate held-for-use	$171,424	$129,687

(1)	For more information see Note 16, “Consolidated Funds and Ventures.”

MuniMae’s real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.9 million at June 30, 2013 and December 31, 2012, and an affordable multifamily property with a carrying value of $10.1 million and $9.9 million, at June 30, 2013 and December 31, 2012, respectively.

Real estate held-for-sale

During the second quarter of 2013, MuniMae took a deed-in-lieu of foreclosure on a multifamily real estate operation serving as collateral to one of its bonds. The fair value of the Company’s bond was $7.3 million at March 31, 2013 and during the second quarter of 2013, after taking title to the property, the Company sold the real estate property for $7.3 million in net cash proceeds.  Because the bond had unrealized gains recorded through accumulated other comprehensive income, the Company transferred unrealized gains of $1.2 million out of equity and into income through an increase to “Net gains due to real estate consolidation and foreclosure” resulting in no impact to overall common shareholders’ equity.

For information regarding real estate held-for-sale related to CFVs see Note 16, “Consolidated Funds and Ventures.”

Note 5—OTHER ASSETS

The following table summarizes other assets at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Other assets:
Solar facilities	$5,835	$7,960
Investment in an unconsolidated venture	6,266	6,266
Accrued interest receivable	5,994	6,035
State tax receivables, net	286	2,403
Debt issuance costs, net	3,779	10,199
Loans receivable	1,155	1,165
Other assets	2,185	3,428
Other assets held by CFVs (1)	22,768	17,568
Total other assets	$48,268	$55,024

(1)	For more information see Note 16, “Consolidated Funds and Ventures.”

Solar Facilities

At June 30, 2013, the Company has a solar investment fund and four solar facilities with a carrying value of $5.8 million. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years.

During the second quarter of 2013, the counterparty on a long-term power contract exercised its right to terminate the contract by paying a termination fee of $1.3 million, which represented the carrying amount of the solar facility at March 31, 2013. At termination, the Company had approximately $0.8 million in non-recourse debt for which the solar facility was serving as collateral. This debt was fully paid using proceeds from the termination. The lender and the Company also agreed to $0.3 million in contingent interest in connection with the termination which resulted in a $0.3 million loss which was recognized during the second quarter of 2013.

The Company has a contingent liability to creditors of the remaining solar facilities who provided non-recourse debt to finance the solar facilities. The Company entered into agreements with these creditors to provide for contingent interest to be paid to them should the Company recover its investment in the solar facilities. The total contingent liability associated with these agreements was $1.3 million at June 30, 2013 and should the facilities generate enough cash to pay the contingent interest, the Company will begin to record the associated contingent interest expense.

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

The following table displays the total assets and liabilities held by the unconsolidated venture in which the Company held an equity investment at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Investment in an unconsolidated venture:
Total assets (primarily real estate)	$18,826	$18,820
Total liabilities	162	-

The following table displays the net (loss) income for the three months and six months ended June 30, 2013 and 2012 for the unconsolidated venture:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(27)	$377	$(213)	$177

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $0.7 million and $2.3 million at June 30, 2013 and December 31, 2012, respectively, has been recorded through “Other liabilities.”

On March 20, 2013, the Company entered into a closing agreement with the Commonwealth of Massachusetts for all years covered by an audit of the Company by the Commonwealth of Massachusetts.  Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company. The Company received the refund on April 8, 2013. This agreement also resolved $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012. As a result, during the first quarter of 2013 the Company recorded a $1.6 million benefit on the consolidated statements of operations for the reduction of the liability for unrecognized tax benefits reflected in “Income tax (expense) benefit” for the six months ended June 30, 2013.

Debt issuance costs, net

As part of the Company’s sale of its common shares in TEB on July 3, 2013, the purchaser assumed the debt obligations held by TEB at June 30, 2013 ($695.7 million of unpaid principal on the Company’s balance sheet at June 30, 2013). As a result, the Company accelerated the recognition of unamortized debt issuance costs of $5.5 million associated with this debt. As a result, the Company increased its bond-related debt interest expense by $5.5 million during the second quarter of 2013. See Note 18, “Subsequent Events” for more information.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	Weighted-Average Effective Interest Rate at June 30, 2013	December 31, 2012	Weighted-Average Effective Interest Rate at December 31, 2012
Asset Related Debt (1)
Senior interests in and debt owed to securitization trusts
Due within one year	$-	-%	$-	-%
Due after one year (2)	577,107	2.0	589,592	2.1
Mandatorily redeemable preferred shares (3)
Due within one year	3,700	5.0	4,901	7.5
Due after one year	117,300	5.3	83,819	7.4
Notes payable and other debt – bond related (4)
Due within one year	-	-	-	-
Due after one year	53,503	5.1	57,729	5.0
Notes payable and other debt – non-bond related
Due within one year	4,181	9.7	17,617	9.9
Due after one year	7,412	9.8	8,290	9.8

Total asset related debt	763,203	2.9	761,948	3.2

Other Debt (1)
Subordinate debentures (5)
Due within one year	727	8.1	529	8.1
Due after one year	140,674	7.2	193,971	6.9
Notes payable and other debt
Due within one year (6)	7,737	14.3	10,444	13.5
Due after one year	56,463	5.0	20,634	6.4

Total other debt	205,601	6.9	225,578	7.2

Total asset related debt and other debt	968,804	3.7	987,526	4.1

Debt related to CFVs (7)
Due within one year	-	-	5,908	10.0
Due after one year	49,903	2.7	49,525	2.7
Total debt related to CFVs	49,903	2.7	55,433	3.5

Total debt	$1,018,707	3.7	$1,042,959	4.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	All but $2.5 million of this debt was assumed by the purchaser of our common shares in TEB on July 3, 2013, at the June 30, 2013 reported amount. See Note 18, “Subsequent Events” for more information.

(3)	During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount at June 30, 2013. This debt was assumed at its liquidation amount by the purchaser of our common shares in TEB on July 3, 2013. See Note 18, “Subsequent Events” for more information. Included in mandatorily redeemable preferred shares were unamortized discounts of $2.7 million at December 31, 2012.

(4)	Included in notes payable and other debt were unamortized discounts of $1.6 million and $1.7 million at June 30, 2013 and December 31, 2012, respectively. This debt will increase by $94.4 million in the third quarter of 2013 as a result of the sale of our common shares in TEB as certain bonds and interests in bonds that were transferred as part of this transaction did not achieve sale accounting and will be treated as a secured borrowing for accounting purposes. See Note 18, “Subsequent Events” for more information.

(5)	Included in the subordinate debt balance were $0.4 million of net discounts and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) and $7.1 million of net premiums and effective interest rate payable at June 30, 2013 and December 31, 2012, respectively.

(6)	This amount included $4.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(7)	See Note 16, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at June 30, 2013:

(in thousands)	Asset Related Debt and Other Debt		CFVs Related Debt
2013	$13,233		$-
2014	29,051		35
2015	69,498		-
2016	6,011		-
2017	6,226		-
Thereafter	846,865		49,868
Net discount	(2,080)		-
Total	$968,804	(1)	$49,903

(1)	On July 3, 2013, $695.7 million of debt was assumed by the purchaser of TEB’s common shares.

Included in the 2013 principal payments for MuniMae related debt is $4.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is in compliance with all other debt covenants.

Asset Related Debt

Senior Interests in and Debt Owed to Securitization Trusts

At June 30, 2013, the Company had unpaid principal of $577.1 million in senior interests and debt owed to securitization trusts and all but $2.5 million was assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. During the second quarter of 2013, the Company recognized $4.6 million of unamortized debt issuance costs associated with this debt and recorded within other assets. See Note 18, “Subsequent Events” for more information.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $11.2 million (including $4.6 million related to the acceleration of the unamortized debt issuance costs discussed above) and $6.5 million for the six months ended June 30, 2013 and 2012, respectively.

Mandatorily Redeemable Preferred Shares

At June 30, 2013, the Company had unpaid principal of $121.0 million in mandatorily redeemable preferred shares all of which was assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount at June 30, 2013. This debt was assumed at its liquidation amount by the purchaser of our common shares in TEB on July 3, 2013. During the second quarter of 2013, the Company recognized $0.9 million of unamortized debt issuance costs associated with this debt and recorded within other assets. See Note 18, “Subsequent Events” for more information.

Interest expense on mandatorily redeemable preferred shares totaled $6.5 million (including $3.2 million related to the acceleration of debt issuance costs and issuance discounts discussed above) and $4.3 million for the six months ended June 30, 2013 and 2012, respectively.

During the first quarter of 2013, TEB issued $74 million (unpaid principal) of mandatorily redeemable preferred shares with a distribution rate of 5.0%. Proceeds from this issuance were used to redeem $43.2 million (liquidation preference) of then outstanding mandatorily redeemable preferred shares at a rate of 7.5%. The Company recorded a loss on debt extinguishment of $1.5 million during the first quarter of 2013, due to the acceleration of unamortized debt issuance costs and issuance discounts related to the redemption. These losses are reflected in “Net (losses) gains on early extinguishment of liabilities” for the six months ended June 30, 2013.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MuniMae Holdings II, LLC (“MMH II”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at June 30, 2013:

(dollars in thousands)
Issuer	Principal	Net Premium/ (Discount)	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMH II	$29,827	$-	$29,827	-	Various dates through December 2033	8.0%
MFH	33,286	54	33,340	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3%
MFH	30,116	(130)	29,986	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%
MFH	17,219	(99)	17,120	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%
MFH	31,308	(180)	31,128	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%
	$141,756	$(355)	$141,401

Interest expense on the subordinate debt totaled $5.7 million and $7.6 million for the six months ended June 30, 2013 and 2012, respectively.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the repurchased debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net (losses) gains on early extinguishment of liabilities” on the consolidated statements of operations for the first six months of 2013.

Notes Payable and Other Debt

At June 30, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock investment. See Note 3, “Investment in Preferred Stock”, for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.27% at June 30, 2013) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

Letters of Credit

The Company had $3.0 million of outstanding letters of credit posted as collateral on the Company’s behalf at June 30, 2013, of which $0.1 million expired unused on July 1, 2013 and the remaining $2.9 million was canceled unused on July 31, 2013.

During the first quarter of 2013, the Company terminated a $19.0 million letter of credit that was issued to secure the Company’s guarantee of investor returns in certain low-income housing tax credit equity funds in which the Company holds a general partner interest.  In order to terminate the letter of credit, the Company placed $14.0 million of cash into a restricted collateral account to cover any potential losses associated with the tax credit equity fund guarantees (see Note 3, “Investment in Preferred Stock” and Note 7, “Derivative Financial Instruments”).  As of June 30, 2013, the Company does not expect these guarantee obligations to result in any losses.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative liabilities fair value balances at June 30, 2013 and December 31, 2012.

	Fair Value
(in thousands)	June 30, 2013	December 31, 2012
Interest rate swaps	$2,698	$3,184
Other	-	360
Total derivative financial instruments	$2,698	$3,544

The following table summarizes the derivative notional amounts at June 30, 2013 and December 31, 2012.

	Notional
(in thousands)	June 30, 2013	December 31, 2012
Interest rate swaps	$24,853	$24,885

The following table summarizes derivative activity for the three months and six months ended June 30, 2013 and 2012.

	Realized/Unrealized (Losses) Gains For the three months ended June 30,		Realized/Unrealized (Losses) Gains For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest rate swaps(1)	$131	$(1,607)	$(79)	$(1,681)
Other	172	355	215	205
Total	$303	$(1,252)	$136	$(1,476)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net gains (losses) on assets and derivatives.” Net cash interest paid was $0.3 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively. Net cash paid was $0.6 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, the Company had two interest rate swaps remaining. One of the remaining interest rate swaps had a notional amount of $17.0 million and a fair value liability of $2.0 million and was entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”) with a counterparty (“Counterparty”), including supplemental schedules and confirmations to these agreements. As of June 30, 2013 the Company had not maintained the minimum net asset value required by the supplemental schedules to the ISDAs; however, at June 30, 2013 the Company was operating under a forbearance agreement with the Counterparty, which provided forbearance from the minimum net asset value requirement and a related certification requirement. The Counterparty on the ISDAs and the related forbearance agreement is also the purchaser of our common shares in TEB on July 3, 2013. As part of the purchase of our TEB common shares, the Counterparty and the Company amended the ISDAs including the supplemental schedules to remove the net asset value requirement and the related certification requirement. Therefore, as of July 3, 2013 all agreements entered into between the Company and the Counterparty on ISDA agreements are individually collateralized by restricted cash collateral accounts.

Note 8—Financial Instruments

The following table provides information about financial assets and liabilities not carried at fair value on the consolidated balance sheets. This table excludes non-financial assets and liabilities.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	June 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613	$31,371	$35,807
Loans receivable	1,110	-	-	333	1,072	383

Liabilities:
Senior interests in and debt owed to securitization trusts	577,107	-	577,245	-	589,592	589,778
Notes payable and other debt, bond related	53,503	-	-	53,471	57,729	59,001
Notes payable and other debt, non-bond related	75,793	-	-	68,252	56,985	48,696
Subordinate debentures issued by MFH	111,574	-	42,869	-	164,500	47,219
Subordinate debentures issued by MMH II	29,827	-	-	29,827	30,000	30,000
Mandatorily redeemable preferred shares	121,000	-	121,000	-	88,720	91,517
Liabilities of CFVs:
Notes payable	49,903	-	49,706	35	55,433	55,580

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

Note 9—FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	June 30,	Fair Value Measurement Levels at June 30, 2013
(in thousands)	2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$896,322	$-	$-	$896,322

Liabilities:
Derivative liabilities	$2,698	$-	$2,004	$694

	December 31,	Fair Value Measurement Levels at December 31, 2012
(in thousands)	2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$969,394	$-	$-	$969,394

Liabilities:
Derivative liabilities	$3,544	$-	$2,477	$1,067

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, April 1, 2013	$968,814	$(1,006)
Net losses included in earnings	(1,417)	312
Net losses included in other comprehensive income (1)	(22,298)	-
Impact from sales/redemptions	(1,638)	-
Bonds eliminated due to real estate consolidation and foreclosure	(45,106)	-
Impact from settlements	(2,033)	-
Balance, June 30, 2013	$896,322	$(694)

(1)	This amount includes $22.4 million of unrealized net holding losses arising during the period, which is then reduced by $0.5 million of unrealized bond losses reclassified into operations. This amount is then increased by $0.4 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the three months ended June 30, 2013.

(in thousands)	Net (losses) gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2013, but settled during the second quarter of 2013	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at June 30, 2013	(480)	(937)	312
Additional realized gains (losses) recognized	416	-	(76)
Total (losses) gains reported in earnings	$(64)	$(937)	$236

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, April 1, 2012	$1,016,442	$(1,045)
Net losses included in earnings	(1,752)	(147)
Net gains included in other comprehensive income (1)	9,505	-
Impact from purchases	5,600	-
Impact from sales	(8,172)	-
Bonds eliminated due to real estate consolidation and foreclosure	(12,562)	-
Impact from settlements	(2,522)	-
Balance, June 30, 2012	$1,006,539	$(1,192)

(1)	This amount includes $8.7 million of unrealized net holding gains arising during the period, which is then increased by $0.8 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the three months ended June 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2012, but settled during the second quarter of 2012	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at June 30, 2012	(849)	(903)	(147)
Additional realized gains (losses) recognized	52	-	(75)
Total losses reported in earnings	$(797)	$(903)	$(222)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net losses included in earnings	(3,268)	227
Net losses included in other comprehensive income (1)	(11,299)	-
Impact from sales/redemptions	(6,033)	-
Bonds eliminated due to real estate consolidation and foreclosure	(45,106)	-
Impact from settlements	(7,366)	146
Balance, June 30, 2013	$896,322	$(694)

(1)	This amount includes $11.5 million of unrealized net holding losses arising during the period, which is then reduced by $0.8 million of unrealized bond losses reclassified into operations. This amount is then increased by $0.6 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the six months ended June 30, 2013.

(in thousands)	Net (losses) gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2013, but settled during the first six months of 2013	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at June 30, 2013	(833)	(2,435)	227
Additional realized gains (losses) recognized	598	-	(153)
Total (losses) gains reported in earnings	$(235)	$(2,435)	$74

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(558)
Net losses included in earnings	(3,024)	(153)
Net gains included in other comprehensive income (1)	16,720	-
Impact from purchases	6,189	-
Impact from sales	(8,172)	-
Bonds eliminated due to real estate consolidation and foreclosure	(12,562)	-
Impact from settlements	(14,240)	128
Transfer into Level 3	-	(609)
Balance, June 30, 2012	$1,006,539	$(1,192)

(1)	This amount includes $15.7 million of unrealized net holding gains arising during the period, which is then increased by $1.0 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the six months ended June 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during the first six months of 2012	$-	$-	$-
Change in unrealized losses related to assets and liabilities still held at June 30, 2012	(1,087)	(1,937)	(153)
Additional realized gains (losses) recognized	52	-	(152)
Total losses reported in earnings	$(1,035)	$(1,937)	$(305)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – For most of our performing bonds, the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.34% and 6.29% at June 30, 2013 and December 31, 2012, respectively. The discount rate of 6.34% was used to set the valuation of the bonds included in the Company’s sale of its common shares in TEB on July 3, 2013. See Note 18, “Subsequent Events” for more information. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices. For non-performing bonds, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.3% at June 30, 2013 and December 31, 2012. The capitalization rate averaged 7.0% at June 30, 2013 and December 31, 2012. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

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

The following table presents assets that were measured at fair value in 2013 on a non-recurring basis and still held at June 30, 2013.

	June 30,	Fair Value Measurement Levels at June 30, 2013			Total Gains Reported for the Three Months Ended	Total Gains Reported for the Six Months Ended
(in thousands)	2013	Level 1	Level 2	Level 3	June 30, 2013:	June 30, 2013:
Assets:
Loans receivable	$45	$-	$-	$45	$40	$66

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at December 31, 2012.

	December 31,	Fair Value Measurement Levels at December 31, 2012			Total Gains (Losses) Reported for the Three Months Ended	Total Gains Reported for the Six Months
(in thousands)	2012	Level 1	Level 2	Level 3	June 30, 2012:	Ended June 30, 2012:
Assets:
Loans receivable	$93	$-	$-	$93	$113	$72
Investment in an unconsolidated venture	6,266	-	-	6,266	(4)	3

The following methods or assumptions were used to estimate the fair value of these nonrecurring financial and non-financial instruments:

Loans Receivable – For non-performing loans, given that the Company has the right to foreclose on the underlying real estate which is collateral for the loan, the Company estimates the fair value by using an estimate of sales price, if available, less estimated selling costs. Estimates of sales prices are derived from a number of sources including current bids, appraisals or other indications of fair value as available. If the sales price is not readily estimable from such sources, as well as for all performing loans, the Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans receivable is recorded through “Other assets.”

Investment in an unconsolidated venture – This is the Company’s 33.3% interest in an investment in a real estate partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  This investment is valued based on a third party appraisal.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,365	$26,178	$1,531
Other	-	-	376	34
Total	$26,178	$1,365	$26,554	$1,565

Indemnification Contracts

The Company entered into indemnification contracts with the purchaser of the tax credit equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company made no cash payments related to these indemnification agreements for the six months ended June 30, 2013 and 2012. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.5 million between now and 2016.

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

Other

In 2009, the Company entered into a loss sharing agreement with the purchaser of the Agency Lending business which was settled during the first quarter of 2013. See Note 3, “Investments in Preferred Stock” for information on this guarantee.

Collateral and restricted assets

The following table summarizes the Company’s assets that are either pledged or restricted for the Company’s use at June 30, 2013 and December 31, 2012:

		June 30, 2013
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$1,668	$815,033	$2,619	$-	$-	$819,320
Notes payable	B	116	-	1,735	-	12,126	13,977
Other	C	19,094	53,635	13,643	31,371	331	118,074
CFVs	D	56,098	-	153,427	-	22,768	232,293
Total		$76,976	$868,668	$171,424	$31,371	$35,225	$1,183,664

		December 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$2	$865,992	$2,619	$-	$868,613
Notes payable	B	13	-	1,735	14,302	16,050
Other	C	1,341	59,354	13,402	389	74,486
CFVs	D	53,957	-	111,931	17,568	183,456
Total		$55,313	$925,346	$129,687	$32,259	$1,142,605

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

D. These are assets held by non-profit entities which are consolidated by the Company. The real estate serves as collateral to bonds eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2018. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the six months ended June 30, 2013 and 2012:

	Reported through General and Administrative		Reported through Discontinued Operations
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Rental expense	$(1,036)	$(1,122)	$(492)	$(738)
Rental income	665	791	492	738
Net rental expense	$(371)	$(331)	$-	$-

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
June 30, 2013:

(in thousands)
2013	$912
2014	1,182
2015	1,147
2016	677
2017	109
2018	41
Total minimum future rental commitments	$4,068

At June 30, 2013, the Company expects to receive $2.1 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at June 30, 2013. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. Plaintiffs have appealed the Court’s ruling. As of June 30, 2013, based on the Company’s exposure under the remaining counts, the Company believes it is probable that it will settle this case for $0.5 million or less and as such the Company has a contingent obligation for $0.5 million (reported through “Other liabilities”). If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Note 12—Equity

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income from continuing operations	$(869)	$2,092	$34,880	$5,558
Net income from discontinued operations	418	322	3,945	698
Net (loss) income to common shareholder	$(451)	$2,414	$38,825	$6,256

Basic weighted-average shares (1)	42,406	42,194	42,426	42,158
Common stock equivalents (2) (3) (4)	1,406	240	1,280	258
Diluted weighted-average shares	43,812	42,434	43,706	42,416

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At June 30, 2013, 2,128,125 stock options were in the money and had a dilutive impact of 1,354,122 shares and 1,254,647 shares for the three months and six months ended June 30, 2013, respectively. In addition, 312,500 unvested employee deferred shares had a dilutive impact of 51,511 and 25,898 shares for the three and six months ended June 30, 2013, respectively.

(3)	At June 30, 2012, 850,000 stock options were in the money and had a dilutive impact of 240,457 shares and 258,192 shares for the three months and six months ended June 30, 2012, respectively. There were no unvested employee deferred shares at June 30, 2012.

(4)	For the three months and six months ended June 30, 2013, the average number of options excluded from the calculations of diluted earnings per share was 579,117 and 625,334, respectively, because of their anti-dilutive effect. For the three months and six months ended June 30, 2012, the average number of options excluded from the calculations of diluted earnings per share was 1,331,591 and 832,306, respectively, because of their anti-dilutive effect.

In November 2012, our Board of Directors authorized a one year stock repurchase program of up to $1.0 million. During the six months ended June 30, 2013, the Company repurchased 176,460 shares of our common stock for an average price per share of $1.23, using cash on hand. At June 30, 2013, a balance of approximately $0.8 million remained available under the program.

On August 8, 2013, our Board of Directors authorized management to enter into an amended and restated stock repurchase program effective subsequent to the Company’s filing of this quarterly report on Form 10-Q, and in any event not earlier than August15, 2013. The authorization permits the plan to be amended and restated to provide for the Company to purchase up to four million shares total, and up to 800,000 shares in any one calendar month at a price up to 100% of its common shareholders’ equity per share as shown on its most recently filed periodic report. No shares will be purchased pursuant to the amended and restated plan before August 26, 2013.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

At June 30, 2013, the Company had $121.0 million (liquidation preference) in perpetual preferred shares all of which were assumed at their liquidation preference amount by the purchaser of the Company’s common shares in TEB on July 3, 2013. As a result in the third quarter of 2013 the Company will record a reduction to common shareholders’ equity of $3.0 million representing the difference between the carrying value of the shares of $118.0 million and the liquidation preference amount assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. See Note 18, “Subsequent Events” for more information.

As discussed in Note 6, “Debt”, during the first quarter of 2013, TEB issued $74 million (liquidation preference) of mandatorily redeemable preferred shares with a distribution rate of 5.0%. Proceeds from this issuance were used to redeem $27.0 million (liquidation preference) of then outstanding perpetual preferred shares at a weighted average rate of 8.5%. The Company recorded a net reduction in common shareholders’ equity of $0.3 million as a result of unamortized issuance discounts and net premiums paid related to the redeemed shares.

During the second quarter of 2013, TEB repurchased and retired five shares of Series C-1 cumulative perpetual preferred shares (original liquidation preference of $5.0 million) and three shares of Series D Preferred Shares (original liquidation preference of $6.0 million) for $9.5 million.  As a result of the repurchase and retirement, the Company recorded a net increase to common equity of $1.2 million, comprised of the discount on the repurchase of $1.5 million partially offset by unamortized issuance discounts of $0.3 million associated with these shares.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Noncontrolling interests in:
LIHTC Funds	$357,273	$379,407
SA Fund	124,346	122,641
Lower Tier Property Partnerships	16,759	10,777
IHS	(1,268)	(1,034)
Total	$497,110	$511,791

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

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations which primarily consist of unfunded equity commitments to Lower Tier Property Partnerships.  The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in the first six months of 2013.  During the first six months of 2013, the Funds’ investment balance declined by $20.6 million and the noncontrolling interest balance declined by $22.1 million.  See Note 16, “Consolidated Funds and Ventures,” for further information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligation.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During the first six months of 2013, the SA Fund’s noncontrolling interest balance increased by $1.7 million, which was primarily due to $3.6 million of capital contributions from third party equity holders and $16.7 million of net operating income partially offset by $18.6 million of foreign currency translation loss adjustments for the six months ended June 30, 2013.

Lower Tier Property Partnerships

At June 30, 2013 and December 31, 2012, two non-profit entities (which are consolidated by the Company) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.  The vast majority of the noncontrolling interest balance is related to equity allocated to third party investors.

During the second quarter of 2013, one of the non-profits assumed the GP interest in three multifamily property operations and took full title to two multifamily property operations, all five of which are serving as collateral to our bonds. At the time of assumption, the fair value of the related bonds were $37.9 million with a $7.2 million unrealized gain on these bonds recorded in other comprehensive income; as a result of consolidating the properties and eliminating our bonds, we recognized the $7.2 million of unrealized gains as a reduction to other comprehensive income with an equal and offsetting increase to “Net gains due to real estate consolidation and foreclosure” on the consolidated statements of operations. In addition, due to the GP and property assumptions, the real estate held by consolidated funds and ventures, classified as held for use, increased by $43.5 million. The associated noncontrolling equity increased by $7.3 million which was recorded directly to equity of the noncontrolling interest holder. Because certain of these properties are within the LIHTC Funds consolidated by the Company, we derecognized the LIHTC Funds’ investment in lower tier properties and the related noncontrolling interest equity upon consolidation of the properties. The impact of the LIHTC Fund derecognition resulted in a reduction to noncontrolling equity of $0.6 million, which was recorded directly to equity of the noncontrolling interest holder.

IHS

At June 30, 2013 and December 31, 2012, 17% of IHS was held by third parties.

Accumulated Other Comprehensive Income

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the three months ended June 30, 2013.

	Unrealized Gains on Bonds Available- for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at April 1, 2013	$150,021		$(347)	$149,674
Unrealized net holding (losses) gains arising during period	(22,362)		14	(22,348)
Reversal of unrealized gains on sold/redeemed bonds	(416	)(1)	-	(416)
Reclassification of unrealized losses to income	480		-	480
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(8,484	)(1)	-	(8,484)
Net current period other comprehensive income	(30,782)		14	(30,768)
Balance at June 30, 2013	$119,239		$(333)	$(118,906)

(1)	Realized gains on bond redemptions included in “Net gains (losses) on assets and derivatives” on the consolidated statements of operations. There is no applicable income tax on the realized gains.

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2013.

	Unrealized Gains on Bonds Available- for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,021		$(334)	$138,687
Unrealized net holding (losses) gains arising during period	(11,533)		1	(11,532)
Reversal of unrealized gains on sold/redeemed bonds	(598	)(1)	-	(598)
Reclassification of unrealized losses to income	833		-	833
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(8,484	)(1)	-	(8,484)
Net current period other comprehensive income	(19,782)		1	(19,781)
Balance at June 30, 2013	$119,239		$(333)	$(118,906)

(1)	Realized gains on bond redemptions included in “Net gains (losses) on assets and derivatives” on the consolidated statements of operations. There is no applicable income tax on the realized gains.

Note 13—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Employees’ Stock-based Compensation plan	$616	$(142)	$1,657	$84
Non-employee Directors’ Stock-based Compensation plan	62	75	125	125
Total	$678	$(67)	$1,782	$209

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 6,722,033 shares authorized to be issued, of which 1,870,936 shares were available to be issued at June 30, 2013. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company primarily has outstanding non-qualified common stock options and restricted shares.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2012	1,145	$7.01	7.2	$-	$181
Granted	1,200	0.36
Outstanding at December 31, 2012	2,345	3.61	7.8	58	355
Forfeited/Expired	(264)	26.50
Outstanding at June 30, 2013	2,081	0.70	7.9	1,514	1,922

Number of options that were exercisable at:
December 31, 2012	1,333	6.08	6.6
June 30, 2013	1,346	0.89	7.4

The value of employee options increased by $1.6 million in the first six months of 2013 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The deferred shares that were issued to employees in the second quarter of 2013 have time and price vesting requirements. Half of the shares vest in three equal tranches over the next three years. The other half of the deferred shares will vest when certain average stock prices have been met.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price
January 1, 2013	28,904	$24.98
Granted	312,500	1.46
June 30, 2013	341,404	3.45

The Company recognized $0.1 million of additional compensation expense related to employee deferred shares, mainly driven by new grants executed in the second quarter of 2013.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5,650,000 shares for issuance, of which 2,287,725 were available to be issued at June 30, 2013. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27.0	$24.69	1.1	$-
Expired/Forfeited	(10.0)	24.74
Granted	78.1	0.36	9.8
Outstanding at December 31, 2012	95.1	4.70	8.3	-
Expired/Forfeited	(10.0)	24.07	-
Outstanding at June 30, 2013	85.1	2.4	8.7	54

Number of options that were exercisable at:
December 31, 2012	17.0	24.67	0.4
June 30, 2013	46.1	4.18	8.1

Stock options awarded in 2012 were valued at $25,000 at the date of issuance and will vest in four equal installments on the last day of each of each quarter during 2013. See the table below which summarizes the director options that vested during the period presented and the deferred shares granted to the directors for services rendered for the six months ended June 30, 2013 and 2012. The directors are fully vested in the deferred shares at the grant date.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
June 30, 2013	42,935	$1.16	39,062	$125
June 30, 2012	184,596	0.34	-	125

For the six months ended June 30, 2013 and 2012, the Company recognized $125,000 in Director fees, of which $62,500 was paid in cash, and the balance in deferred shares and vested options. Director fees are reflected in “General and administrative” on the consolidated statements of operations.

For the six months ended June 30, 2013 and 2012, the Company incurred Director fees for five independent directors.

Note 14—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s bonds is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of the performing tax-exempt bond secured by this multifamily property was $9.0 million (representing 99% of par) at June 30, 2013 or less than 1% of the Company’s total bond portfolio at June 30, 2013 (including those bonds eliminated in consolidation). This bond was transferred as part of the Company’s sale of TEB’s common shares on July 3, 2013.

The Shelter Group also provides property management services for certain properties that serve as collateral for the Company’s bonds. During the six months ended June 30, 2013 and 2012, there were two and three such property management contracts, respectively, for two and three properties, respectively, securing the Company’s bonds (including those bonds eliminated in consolidation). Fees paid by the properties to The Shelter Group under these contracts were $0.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

Note 15—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  The revenues, expenses and all other statement of operations activity in discontinued operations, including the gains and losses on dispositions, have been classified as “Income (loss) from discontinued operations, net of tax” and “Net losses (income) allocable to noncontrolling interests from CFVs and IHS – related to discontinued operations” on the consolidated statements of operations.

During the first quarter of 2013, a non-profit entity (that is consolidated by the Company) sold a property that was classified as held-for-sale on the consolidated balance sheet at December 31, 2012. The sale generated $20.1 million of net cash proceeds which were used to redeem the bond financing held by TEB and to repurchase certain debt investments held by the Counterparty, as discussed in Note 7, “Derivative Financial Instruments.” As a result of the sale, the Company recognized a gain on sale of the real estate of $5.0 million of which $1.4 million was allocable to noncontrolling interests as reflected in the first six months of 2013.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Sublease income	$123	$369	$492	$738
Other income	201	83	291	167
Income from CFVs (primarily rental income)	-	1,612	465	3,219
Income from REO operations	-	2	-	57
Rent expense	(123)	(369)	(492)	(738)
Other expenses	(94)	32	(372)	65
Expenses from CFVs (primarily operating expenses)	-	(2,060)	(556)	(4,099)
Other gains	81	-	81	-
Income tax expense	-	-	-	-
Income (loss) from operations	188	(331)	(91)	(591)
Disposal:
Net gains related to CFVs	230	-	5,226	-
Net income (loss) from discontinued operations	418	(331)	5,135	(591)
Loss (income) from discontinued operations allocable to noncontrolling interests	-	653	(1,190)	1,289
Net income to common shareholders from discontinued operations	$418	$322	$3,945	$698

The details of net income to common shareholders from discontinued operations for the three months and six months ended June 30, 2013 and 2012 are as follows:

	For the three months ended June 30,		For the three months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$-	$264	$101	$528
Other income	188	58	852	170
Net gains on redemption of bonds	230	-	2,992	-
Net income to common shareholders from discontinued operations	$418	$322	$3,945	$698

Note 16—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal equity ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified on the consolidated balance sheets and statements of operations. Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs and IHS.”

The total assets, by type of consolidated fund or venture, at June 30, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
LIHTC Funds	$358,358	$381,394
SA Fund	177,793	175,572
Consolidated Lower Tier Property Partnerships	163,531	135,674
Other consolidated entities	2,059	922
Total assets of CFVs	$701,741	$693,562

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its GP interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its GP interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at June 30, 2013 and December 31, 2012. The Company’s GP ownership interests of the funds remaining at June 30, 2013 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At June 30, 2013 and December 31, 2012, the Company’s maximum exposure under these guarantees is estimated to be approximately $660 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $128.0 million in equity commitments from investors, of which $113.3 million has been funded at June 30, 2013. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.4 million. At June 30, 2013, the Company had funded $2.9 million of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the GP’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bonds and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated fifteen and twelve Lower Tier Property Partnerships at June 30, 2013 and December 31, 2012, respectively. Lower Tier Property Partnerships own and operate affordable multifamily housing rental properties (see Real estate held-for-use and held-for-sale in the Asset Summary below).

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At June 30, 2013, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at June 30, 2013 and December 31, 2012.

Asset Summary:

(in thousands)	June 30, 2013	December 31, 2012
Cash, cash equivalents and restricted cash	$56,098	$53,957
Investments in Lower Tier Property Partnerships	312,725	333,335
SA Fund investments	156,723	161,433
Real estate held-for-use, net	153,427	111,931
Real estate held-for-sale	-	15,338
Other assets	22,768	17,568
Total assets of CFVs	$701,741	$693,562

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
LIHTC Funds’ investment in Lower Tier Property Partnerships	$312,725	$333,335
Total assets of Lower Tier Property Partnerships (1)	$1,347,153	$1,371,880
Total liabilities of Lower Tier Property Partnerships (1)	1,041,521	1,041,961

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation held by the LIHTC Funds’ underlying Lower Tier Property Partnerships. The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at June 30, 2013 and December 31, 2012, was $384.8 million and $421.3 million, respectively. At July 3, 2013 and subsequent to the sale of TEB’s common shares, the fair value of the Company’s bonds secured by the Lower Tier Property Partnerships was $62.8 million. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bonds.

SA Fund Investments

The SA Fund was organized under South African law in a similar manner to US investment companies and therefore follows accounting guidance specific to investment companies which requires fair value accounting for investments. The Company calculates such fair value based on estimates because there are no readily available market values. In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party licensed appraisers.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $156.7 million and $161.4 million at June 30, 2013 and December 31, 2012, respectively and are considered Level 3 valuations. As noted in the following two tables, the SA Fund investments declined $10.6 million and $24.6 million for the three months and six months ended June 30, 2013, respectively, due to foreign currency translation losses.  Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded for the first six months of 2013 were a result of the weakening of the South African rand as compared to the US dollar.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,
(in thousands)	2013	2012
Balance, April 1,	$161,586	$131,337
Net gains included in earnings	5,940	4,217
Net foreign currency translation losses included in other comprehensive income	(10,629)	(10,048)
Impact from purchases	3,961	8,568
Impact from sales	(4,135)	(7,124)
Balance, June 30,	$156,723	$126,950

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
(in thousands)	2013	2012
Balance, January 1,	$161,433	$108,329
Net gains included in earnings	17,296	9,990
Net foreign currency translation losses included in other comprehensive income	(24,569)	(3,683)
Impact from purchases	7,670	19,738
Impact from sales	(5,107)	(7,424)
Balance, June 30,	$156,723	$126,950

The SA Fund has committed $165.6 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $128.7 million was funded at June 30, 2013.

Lower Tier Property Partnership’s Real estate held-for-use, net

The real estate held-for-use by Lower Tier Property Partnerships, which are consolidated by the Company, was comprised of the following at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Building, furniture and fixtures	$156,273	$116,320
Accumulated depreciation	(19,844)	(15,598)
Land	16,998	11,209
Total	$153,427	$111,931

Depreciation expense was $4.3 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively, of which $1.2 million was recorded in discontinued operations for the six months ended June 30, 2012. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the six months ended June 30, 2013 and 2012.

The Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the Lower Tier Property Partnerships or the non-profit entities. However, the Company provided debt financing to the Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At June 30, 2013, the fair value of these bonds was $151.8 million, including $15.3 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At June 30, 2013, $88.5 million of the Company’s eliminated bonds were pledged as collateral for senior interests in and debt owed to securitization trusts.

The increase in real estate held-for-use was due to one of the non-profits we consolidate assuming the GP interest in three multifamily property operations and taking title to two multifamily properties during the second quarter of 2013. The five properties were carried at $43.5 million at June 30, 2013. See Note 12, “Equity” for more information.

Lower Tier Property Partnership’s Real estate held-for-sale

As discussed in Note 15, “Discontinued Operations” a non-profit entity consolidated by the Company sold a multifamily property during the first quarter of 2013 that was previously classified as held for sale at December 31, 2012.

The following section provides more information related to the liabilities of the CFVs at June 30, 2013 and December 31, 2012.

Liability Summary:

(in thousands)	June 30, 2013	December 31, 2012
Liabilities of CFVs:
Debt	$49,903	$55,433
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	15,157	15,881
Other liabilities	7,883	6,150
Total liabilities of CFVs	$72,943	$77,464

Debt

At June 30, 2013 and December 31, 2012, the debt of the CFVs had the following terms:

	June 30, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,621	$49,621	2.6%	April 2018
Other	282	1,706	19.0	Various dates through April 2025

	December 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 2018
Other	6,081	7,289	10.4	Various dates through October 2021

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of June 30, 2013. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statements of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statements of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $7.0 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively based on Level 2 valuations.

At June 30, 2013 the SA Fund had $3.4 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

As discussed in Note 7, “Derivative Financial Instruments” during the first quarter of 2013, the Company purchased $5.9 million of debt investments held by the Counterparty, which the Company had guaranteed.

The following section provides more information related to the income statement of the CFVs for the three months and six months ended June 30, 2013 and 2012.

Income Statement Summary:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Rental and other income from real estate	$6,366	$4,188	$11,653	$7,916
Interest and other income	3,784	2,380	4,744	3,222
Total revenue from CFVs	10,150	6,568	16,397	11,138

Expenses:
Depreciation and amortization	2,843	2,071	5,353	4,054
Interest expense	477	398	975	796
Other operating expenses	4,978	3,615	9,337	7,198
Foreign currency loss	3,395	1,461	7,550	818
Asset impairments	4,857	1,149	7,881	5,282
Total expenses from CFVs	16,550	8,694	31,096	18,148

Net gains (losses) related to CFVs:
Unrealized gains on investments	5,939	4,217	17,295	9,990
Derivative gains	2,994	1,073	6,625	195
Net loss on sale of properties	-	-	-	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,368)	(6,895)	(13,786)	(19,431)
Net loss	(4,835)	(3,731)	(4,565)	(16,426)
Net losses allocable to noncontrolling interests in CFVs (1)	6,572	5,319	7,387	19,613
Net income allocable to the common shareholders related to CFVs	$1,737	$1,588	$2,822	$3,187

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS.

The details of Net income allocable to the common shareholders related to CFVs for the three months and six months ended June 30, 2013 and 2012 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$1,318	$907	$2,517	$1,678
Asset management fees	884	1,140	1,741	2,584
Guarantee fees	331	381	662	730
Equity in losses from Lower Tier Property Partnerships	(939)	(904)	(2,437)	(1,940)
Equity in income from SA Fund	208	128	491	265
Other income	(65)	(64)	(152)	(130)
Net income allocable to the common shareholders	$1,737	$1,588	$2,822	$3,187

Note 17—segment Information

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

The Company owns and manages tax-exempt bonds, a substantial majority of which are backed by affordable multifamily rental properties. The Company also manages low income housing tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.

International Operations

Outside of the US, our strategy is to raise, invest in and manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. The Company’s International Operations take place through a subsidiary, IHS.

The following tables reflect the results of the business segments for the three months and six months ended June 30, 2013 and 2012. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income.

Consolidated Funds and Ventures

CFVs ventures are entities for which the Company is deemed to be the primary beneficiary. The Company earns revenue from these CFVs mainly through asset management fees, interest income (mostly relating to interest on bonds) and guarantee fees.

	For the three months ended June 30, 2013
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$16,168	$8	$3,784	$(1,318)	A	$(3,784)	$14,858
Total interest expense	13,726	-	1,795	(1,318)	A	(477)	13,726
Net interest income	2,442	8	1,989	-		(3,307)	1,132

Total fee and other income	2,338	706	6,366	(1,215)	B	(6,366)	1,829
Revenue from CFVs	-	-	-	-		10,150	10,150
Total non-interest revenue	2,338	706	6,366	(1,215)		3,784	11,979
Total revenues, net of interest expense	4,780	714	8,355	(1,215)		477	13,111
Operating and other expenses:
Interest expense	3,583	33	-	-		-	3,616
Operating expenses	5,825	1,627	6,193	(1,215)	B	(4,978)	7,452
Impairment on bonds and provision for loan losses	480	-	-	-		-	480
Other expenses	2,515	137	11,095	(796)	C, D	(11,095)	1,856
Expenses from CFVs	-	-	-	-		16,550	16,550
Total operating and other expenses	12,403	1,797	17,288	(2,011)		477	29,954
Net gains on assets, derivatives and extinguishment of liabilities	921	-	8,933	-		(8,933)	921
Net gains due to real estate consolidation and foreclosure	8,484	-	-	-		-	8,484
Net gains related to CFVs	-	-	-	-		8,933	8,933
Equity in losses from Lower Tier Property Partnerships	-	-	(6,637)	(731)	C	-	(7,368)
Income (loss) from continuing operations before income taxes	1,782	(1,083)	(6,637)	65		-	(5,873)
Income tax benefit	(95)	-	-	-		-	(95)
Income from discontinued operations, net of tax	418	-	-	-		-	418
Net income (loss)	2,105	(1,083)	(6,637)	65		-	(5,550)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(1,673)	-	-	-		-	(1,673)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	200	6,637	(65)	D	-	6,772
Related to discontinued operations	-	-	-	-		-	-
Net income (loss) to common shareholders	$432	$(883)	$-	$-		$-	$(451)

	For the three months ended June 30, 2012
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$17,777	$9	$2,380	$(907)	A	$(2,380)	$16,879
Total interest expense	6,675	-	1,305	(907)	A	(398)	6,675
Net interest income	11,102	9	1,075	-		(1,982)	10,204

Total fee and other income	2,805	883	4,188	(1,521)	B	(4,188)	2,167
Revenue from CFVs	-	-	-	-		6,568	6,568
Total non-interest revenue	2,805	883	4,188	(1,521)		2,380	8,735
Total revenues, net of interest expense	13,907	892	5,263	(1,521)		398	18,939
Operating and other expenses:
Interest expense	4,669	34	-	-		-	4,703
Operating expenses	3,504	1,561	5,136	(1,521)	B	(3,615)	5,065
Impairment on bonds and provision for loan losses	(23)	-	-	-		-	(23)
Other expenses	2,479	(29)	4,681	(840)	C,D	(4,681)	1,610
Expenses from CFVs	-	-	-	-		8,694	8,694
Total operating and other expenses	10,629	1,566	9,817	(2,361)		398	20,049
Net gains on assets, derivatives and extinguishment of liabilities	(899)	-	5,290	-		(5,290)	(899)
Net gains due to real estate consolidation and foreclosure	2,550	-	-	-		-	2,550
Net gains related to CFVs	-	-	-	-		5,290	5,290
Equity in losses from Lower Tier Property Partnerships	-	-	(6,119)	(776)	C	-	(6,895)
Income (loss) from continuing operations before income taxes	4,929	(674)	(5,383)	64		-	(1,064)
Income tax expense	(23)	-	-	-		-	(23)
Income from discontinued operations, net of tax	322	-	(653)	-		-	(331)
Net income (loss)	5,228	(674)	(6,036)	64		-	(1,418)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	-	-	-		-	(2,284)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	144	5,383	(64)	D	-	5,463
Related to discontinued operations	-	-	653	-		-	653
Net income (loss) to common shareholders	$2,944	$(530)	$-	$-		$-	$2,414

	For the six months ended June 30, 2013
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$33,298	$15	$4,744	$(2,517)	A	$(4,744)	$30,796
Total interest expense	20,015	-	3,492	(2,517)	A	(975)	20,015
Net interest income	13,283	15	1,252	-		(3,769)	10,781

Total fee and other income	4,553	1,517	11,653	(2,403)	B	(11,653)	3,667
Revenue from CFVs	-	-	-	-		16,397	16,397
Total non-interest revenue	4,553	1,517	11,653	(2,403)		4,744	20,064
Total revenues, net of interest expense	17,836	1,532	12,905	(2,403)		975	30,845
Operating and other expenses:
Interest expense	7,679	66	-	-		-	7,745
Operating expenses	11,827	3,151	11,740	(2,403)	B	(9,337)	14,978
Impairment on bonds and provision for loan losses	833	-	-	-		-	833
Other expenses	5,819	68	20,784	(2,098)	C, D	(20,784)	3,789
Expenses from CFVs	-	-	-	-		31,096	31,096
Total operating and other expenses	26,158	3,285	32,524	(4,501)		975	58,441
Net gains on assets, derivatives and extinguishment of liabilities	38,368	-	23,920	-		(23,920)	38,368
Net gains due to real estate consolidation and foreclosure	8,484	-	-	-		-	8,484
Net gains related to CFVs	-	-	-	-		23,920	23,920
Equity in losses from Lower Tier Property Partnerships	-	-	(11,840)	(1,946)	C	-	(13,786)
Income (loss) from continuing operations before income taxes	38,530	(1,753)	(7,539)	152		-	29,390
Income tax benefit	1,432	-	-	-		-	1,432
Income from discontinued operations, net of tax	3,945	-	1,190	-		-	5,135
Net income (loss)	43,907	(1,753)	(6,349)	152		-	35,957
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,678)	-	-	-		-	(3,678)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	349	7,539	(152)	D	-	7,736
Related to discontinued operations	-	-	(1,190)	-		-	(1,190)
Net income (loss) to common shareholders	$40,229	$(1,404)	$-	$-		$-	$38,825

	For the six months ended June 30, 2012
(in thousands)	US Operations	International Operations	CFVs		Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated
Total interest income	$35,617	$23	$3,222		$(1,678)	A	$(3,222)	$33,962
Total interest expense	13,532	-	2,474		(1,678)	A	(796)	13,532
Net interest income	22,085	23	748		-		(2,426)	20,430

Total fee and other income	5,374	2,202	7,916		(3,314)	B	(7,916)	4,262
Revenue from CFVs	-	-	-		-		11,138	11,138
Total non-interest revenue	5.374	2,202	7,916		(3,314)		3,222	15,400
Total revenues, net of interest expense	27,459	2,225	8,664		(3,314)		796	35,830
Operating and other expenses:
Interest expense	9,478	73	-		-		-	9,551
Operating expenses	8,225	3,241	10,512		(3,314)	B	(7,198)	11,466
Impairment on bonds and provision for loan losses	(3,197)	-	-		-		-	(3,197)
Other expenses	3,994	(194)	10,154		(1,805)	C,D	(10,154)	1,995
Expenses from CFVs	-	-	-		-		18,148	18,148
Total operating and other expenses	18,500	3,120	20,666		(5,119)		796	37,963
Net gains on assets, derivatives and extinguishment of liabilities	(665)	-	10,015		-		(10,015)	(665)
Net gains due to real estate consolidation and foreclosure	2,550	-	-		-		-	2,550
Net gains related to CFVs	-	-	-		-		10,015	10,015
Equity in losses from Lower Tier Property Partnerships	-	-	(17,756)		(1,675)	C	-	(19,431)
Income (loss) from continuing operations before income taxes	10,844	(895)	(19,743)		130		-	(9,664)
Income tax expense	(41)	-	-		-		-	(41)
Income from discontinued operations, net of tax	698	-	(1,289)		-		-	(591)
Net income (loss)	11,501	(895)	(21,032	_	130		-	(10,296)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(4,568)	-	-		-		-	(4,568)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-	218	19,743		(130)	D	-	19,831
Related to discontinued operations	-	-	1,289		-		-	1,289
Net income (loss) to common shareholders	$6,933	$(677)	$-		$-		$-	$6,256

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

The total assets by segment at June 30, 2013 and December 31, 2012 are presented in the table below:

(in thousands)	June 30, 2013	December 31, 2012
ASSETS
US Operations	$1,199,826	$1,236,288
International Operations	4,743	4,644
Total segment assets	1,204,569	1,240,932
Bonds eliminated in consolidation	(136,552)	(114,529)
Net unrealized mark-to-market gains not recorded in consolidation	(15,284)	(10,585)
Other adjustments	(8,661)	(7,628)
Assets of CFVs	701,741	693,562
Total MMA consolidated assets	$1,745,813	$1,801,752

Note 18—Subsequent events

Sale of the Company’s common shares in TEB

On July 3, 2013, the Company sold the common shares of TEB to Merrill Lynch Portfolio Management, Inc. (together with its affiliates, the “Purchaser”), an affiliate of Bank of America Merrill Lynch, pursuant to a Share Purchase Agreement, dated as of July 1, 2013 (“Share Purchase Agreement”), by and among the Purchaser, MuniMae TEI Holdings, LLC, the Company and TEB. Immediately prior to the closing, TEB distributed to the Company, and the Company retained approximately $146.7 million of bonds and bond related investments on an unleveraged basis comprised of TEB’s bonds that were not fully performing (i.e., bonds that are 30 days or greater past due in either principal or interest), its participating multifamily bonds and all but one of its CDD bonds.

Following TEB’s distribution of the foregoing bonds, the Purchaser paid the Company $78.5 million for the TEB common shares, reflecting (a) the value of the bonds and non-bond related investments remaining in TEB, consisting of fixed rate performing multifamily bonds and interests in such bonds and one CDD bond (aggregate fair value of $848.6 million) as well as cash, restricted cash and accrued interest of approximately $51.2 million, net of (b) TEB’s contractual debt and preferred share obligations of $821.3 million including interest and distributions due and payable of $4.6 million, which will remain the obligation of TEB. As a result of the transaction, the Company eliminated $816.7 million of debt and preferred equity financing (liquidation preference).

On July 3, 2013, the Company also entered into two TRS agreements with the Purchaser using the July 3, 2013 fair value of two bond assets of $30.6 million (included in the $848.6 million sale above) to set the notional amount for the TRS. Under the terms of the TRS, the Purchaser will pay the Company an amount equal to the interest payments on the two assets, currently a weighted average rate of 6.9%, and the Company will pay the Purchaser a rate of SIFMA (Securities Industry and Financial Markets Association) plus a spread of 150 bps on the notional amount of the TRS. Because the Company retains the economic risk and rewards associated with these bonds, they do not receive sale accounting. On July 3, 2013, the Company also agreed with the Purchaser to pledge $16.3 million of cash as additional collateral against the Company’s new and existing TRS borrowings with the Purchaser.

As a result of the transactions outlined above, the Company accelerated an expense recognition of $7.8 million during the second quarter of 2013 related to the unamortized debt issuance costs and issuance discounts associated with the debt (senior interests in debt owed to securitization trusts and mandatorily redeemable preferred shares) that was assumed at contractual amounts by the Purchaser. See Note 6, “Debt.”

Because the Purchaser is assuming the perpetual preferred shares at par, the Company will also recognize, at the time of sale and therefore during the third quarter of 2013, a $3.0 million reduction to common shareholders’ equity in order to write-off original issuance discounts related to these shares. See Note 12, “Equity.”

On July 3, 2013, the transactions as described above will have the following impact to our GAAP assets, liabilities and common shareholders’ equity.

(in millions)
Increase in MuniMae’s cash ($16.3 million of which will be reported as restricted)	$$78.5
Reduction in bonds on our consolidated balance sheet	(679.0	)A
Reduction in bond interest receivable (recorded through “Other assets”)	(4.4	)B
Reduction in TEB’s cash ($1.6 million of which was reported as restricted at June 30, 2013)	(44.8	)B
Net reduction in assets	$(649.7)

Reduction in senior interests and debt owed to securitization trusts	$574.7
Reduction in mandatorily redeemable preferred shares	121.0
Reduction in perpetual preferred shares ($121.0 million liquidation preference)	118.0
Reduction in interest and distributions payable (recorded through “Accounts payable and accrued expenses” and “Other liabilities”)	4.6
Increase in debt due to failed sales of bonds and interests in bonds	(94.4	)A
Increase in debt due from CFVs	(75.2	)A
Increase in interest payable due to failed sales (recorded through “Accounts payable and accrued expenses”)	(0.6	)B
Increase in interest payable due from CFVs (recorded through “Accounts payable and accrued expenses”)	(1.4	)B
Net reduction in liabilities	$646.7
Net reduction in common shareholders’ equity	$(3.0	)C

A.	The sum of these amounts total $848.6 million and represents the fair value of the bonds sold on July 3, 2013.

B.	Represents the total cash, restricted cash and interest receivable of $51.2 million transferred to the Purchaser as part of the sale of TEB.

C.	Represents the difference between the Company’s carrying value of the perpetual preferred shares on June 30, 2013 of $118.0 million as compared to the liquidation preference amount assumed in the sale on July 3, 2013 of $121.0 million.

Conversion to Corporation for Tax Purposes

Subsequent to the sale of TEB’s common shares as discussed above and effective July 3, 2013, Municipal Mortgage & Equity, LLC contributed all of its remaining assets and obligations to its subsidiaries that are taxed as corporations. On July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making a “check-the-box” election. As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1 (although there will be investor K-1s for the partial year January 1, 2013 through July 9, 2013).

This change will eliminate the ongoing costs of operating as a partnership and the pass-through of tax items to shareholders, and is consistent with changes in the nature of the Company’s activities. During March of 2014 shareholders will receive a final Schedule K-1 for the partial year January 1, 2013 through July 9, 2013, including potential capital gains from the sale of the Company’s common shares in TEB. As a result of the transaction, the final Schedule K-1s will likely report similar capital gains to certain low-basis shareholders as have been reported in prior tax years and will represent the final pass-through activity from the Company. After the conversion date all activity of the Company, including any gains from capital transactions, will be included on the Company’s corporate tax return, rather than subject to pass-through to shareholders.

Amendment to the Company’s Stock Repurchase Program

On August 8, 2013, our Board of Directors authorized management to enter into an amended and restated stock repurchase program effective subsequent to the Company’s filing of this quarterly report on Form 10-Q, and in any event not earlier than August15, 2013. The authorization permits the plan to be amended and restated to provide for the Company to purchase up to four million shares total, and up to 800,000 shares in any one calendar month at a price up to 100% of its common shareholders’ equity per share as shown on its most recently filed periodic report. No shares will be purchased pursuant to the amended and restated plan before August 26, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

We own and manage tax-exempt bonds, a substantial majority of which are backed by affordable multifamily rental properties. We also manage low income housing tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.

At June 30, 2013, the Company’s bond portfolio totaled $1.0 billion (based on the fair value of all bonds, including those that have been eliminated due to the consolidation of funds and ventures that held these bonds as debt) and consisted of 134 bonds (collateralized by 108 real estate properties), primarily tax-exempt bonds issued by state and local authorities to finance affordable multifamily rental developments. At June 30, 2013, the majority of the Company’s bond portfolio (as well as its debt obligations) was held by MuniMae TE Bond Subsidiary, LLC (“TEB”), a wholly owned subsidiary of the Company, which was sold on July 3, 2013.

After the sale of TEB’s common shares on July 3, 2013, the Company’s bond portfolio consisted of 43 bonds and interests in bonds totaling $294.0 million (based on the fair value of all bonds, including those that have been eliminated due to consolidation), collateralized by 30 real estate properties. This bond portfolio is comprised primarily of non-performing and subordinate participating multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) totaling $852.2 million in capital invested at June 30, 2013, which hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is negligible; however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the Funds’ underlying multifamily rental properties.

International Operations

Outside of the US operations, our strategy is to raise, invest in and manage private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. Substantially all of the Company’s International Operations take place through IHS. In addition to earning asset management fees, IHS both invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

Liquidity and Capital Resources

On July 3, 2013 the Company sold its common shares in TEB. At June 30, 2013, TEB held cash and bonds as well as debt and equity obligations and was valued at $225.2 million. Prior to the sale, TEB distributed bonds, valued at $146.7 million, to its parent (MuniMae) and then TEB’s common shares were sold by MuniMae to a third party purchaser for $78.5 million in cash. As part of the sale agreement, the Company placed $16.3 million of the net cash proceeds into a restricted collateral account and will likely use the remaining cash proceeds to invest in real estate related investments, repurchase debt at discounted prices or repurchase its common shares. See “Notes to Consolidated Financial Statements - Note 18, Subsequent Events” for more information.

On March 28, 2013, the Company sold 100% of its preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three total return swap agreements (individually, and collectively, “TRS”) with an affiliate of the purchaser of the preferred stock investments.  The primary uses of the sales proceeds were to:

•	repurchase subordinate debt ($17.4 million in cash was used to repurchase $45.5 of unpaid principal) on March 28, 2013;

•	pledge collateral against a guarantee obligation ($14.0 million of cash was used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation); and

•	pledge collateral of $3.7 million against the TRS described above.

During the first quarter of 2013 and through a series of transactions, TEB generated $73.3 million of net cash proceeds through a preferred share issuance all of which was used to repurchase and retire preferred shares with higher distribution rates. During the second quarter of 2013, TEB used $9.5 million of cash to repurchase and retire $11.0 million of preferred shares. See “Notes to Consolidated Financial Statements - Note 6, Debt” and Note 12, “Equity” for more information.

Sources of Liquidity

The following table summarizes the changes in cash and cash equivalents balances during the six months ended June 30, 2013 and 2012.

	For the six months ended June 30,
(in thousands)	2013	2012
Unrestricted cash and cash equivalents at beginning of period	$50,857	$42,116
Net cash provided by (used in):
Operating activities	13,304	7,249
Investing activities	14,658	(22,638)
Financing activities	(26,815)	12,639
Net increase (decrease) in cash and cash equivalents	1,147	(2,750)
Cash and cash equivalents at end of period	$52,004	$39,366

At June 30, 2013 and December 31, 2012, our cash and cash equivalents included TEB’s cash and cash equivalents of $43.2 million and $41.6 million, respectively. For the six months ended June 30, 2013, TEB generated $19.1 million of net operating cash flows. TEB’s investing activities also provided cash flows of $33.9 million and TEB used cash of $51.5 million in its financing activities which included distributions to the Company of $26.6 million. The Company used its distributions from TEB and its other sources of cash flow to fund operating activities, repurchase a portion of its subordinate debentures, and repay other debt obligations.

As discussed above and in “Notes to Consolidated Financial Statements - Note 18, Subsequent Events”, we sold our common shares in TEB on July 3, 2013 and as a result MuniMae’s cash increased by $78.5 million of which $16.3 million was placed in a restricted collateral account. Also, as part of that sale, TEB’s cash and cash equivalents of $43.2 million were transferred to the buyer.

We believe we have sufficient liquidity to meet our obligations as they become due. The character of our operating, investing and financing cash flows will change considerably in light of the sale of TEB.

Because we consolidate certain funds and ventures in which we have no (or nominal) equity interest, we are required to reflect the cash flow activities for those funds and ventures as well. As reflected on our consolidated balance sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) are reported in “Restricted cash”, outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the table above (consistent with our consolidated statements of cash flows) reflects the net increase in the Company’s cash and cash equivalents (excluding the cash held by CFVs); however, the individual operating, investing and financing activities include cash flow activity for both MuniMae as well as the CFVs.

Operating activities

Cash flows provided by operations were $13.3 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively. The $6.1 million increase in cash provided by operating activities was primarily due to:

•	a $2.7 million increase in other income received of which $2.0 million was related to income tax refunds, a $1.1 million increase in principal payments and sales proceeds received on loans held for sale, a $4.0 million reduction in interest expense, and a $2.9 million net increase in operating cash flows from consolidated funds and ventures; partially offset by:

•	a decrease in interest income of $3.1 million and an increase in other expenses paid of $1.8 million.

Investing activities

Cash flows provided by investing activities were $14.7 million for the six months ended June 30, 2013 and cash flows used in investing activities were $22.6 million for the six months ended June 30, 2012. The $37.3 million increase in cash provided by investing activities was primarily due to:

•	a $14.3 million increase in payments received on our bonds (resulting primarily from sales of real estate consolidated on our balance sheet of $17.0 million), a $8.5 million increase in proceeds received from the sale of real estate and other investments, a decrease of $11.5 million in investments made by CFVs in property partnerships, a $6.2 million decrease in advances on bonds, and a $2.9 million decrease in advances on loans held for investment; partially offset by:

•	a $1.9 million decrease in principal payments received on loans held for investment and a $2.3 million decrease in capital distributions received by CFVs from their investments in partnerships.

Financing activities

Cash flows used in financing activities were $26.8 million for the six months ended June 30, 2013 and cash flows provided by financing activities were $12.6 million for the six months ended June 30, 2012. The $39.4 million increase in cash used in financing activities was primarily due to:

•	a $74.3 million increase in the cash used to repurchase preferred shares, a $12.6 million increase in the repayment of subordinate debentures, an increase of $17.6 million in the repayment of other debt, a $10.7 million decrease in borrowings of CFVs and a $17.5 million decrease in contributions from holders of minority interests; partially offset by:
•	a $93.5 million increase in proceeds from borrowings, of which $73.6 million related to the issuance of preferred shares in the first quarter of 2013.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at June 30, 2013. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	June 30, 2013	Weighted-Average Interest Rate at June 30, 2013
Asset Related Debt (1)
Senior interests in and debt owed to securitization trusts (2)	$577,107	2.0%
Mandatorily redeemable preferred shares (3)	121,000	5.3
Notes payable and other debt – bond related (4)	53,503	5.1
Notes payable and other debt – non-bond related	11,593	9.8
Total asset related debt	763,203	2.9

Other Debt (1)
Subordinate debentures (5)	141,401	7.2
Notes payable and other debt (6)	64,200	6.1
Total other debt	205,601	6.8

Total asset related debt and other debt	968,804	3.7

Debt related to CFVs	49,903	2.7

Total debt	$1,018,707	3.7

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	All but $2.5 million of this debt was assumed by the purchaser of our common shares in TEB on July 3, 2013, at the June 30, 2013 reported amount. See “Notes to Consolidated Financial Statements - Note 18, Subsequent Events” for more information.

(3)	During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount at June 30, 2013. This debt was assumed at its liquidation amount by the purchaser of our common shares in TEB on July 3, 2013. See “Notes to Consolidated Financial Statements - Note 18, Subsequent Events” for more information.

(4)	Included in notes payable and other debt were unamortized discounts of $1.6 million at June 30, 2013. This debt will increase by $94.4 million on July 3, 2013 as a result of the sale of our common shares in TEB as certain bonds and interests in bonds that were transferred as part of this transaction did not achieve sale accounting and will be treated as a secured borrowing for accounting purposes. See “Notes to Consolidated Financial Statements - Note 18, Subsequent Events” for more information.

(5)	Included in the subordinate debt balance were unamortized discounts of $0.4 million at June 30, 2013.

(6)	This amount includes $4.4 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Senior interests in and debt owed to securitization trusts

At June 30, 2013, the Company had unpaid principal of $577.1 million in senior interests and debt owed to securitization trusts and all but $2.5 million was assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. During the second quarter of 2013, the Company recognized $4.6 million of unamortized debt issuance costs associated with this debt and recorded within other assets.

See “Notes to Consolidated Financial Statements – Note 6, Debt” and Note 18, “Subsequent Events” for further information.

Mandatorily redeemable preferred shares

At June 30, 2013, the Company had unpaid principal of $121.0 million in mandatorily redeemable preferred shares all of which was assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount at June 30, 2013. During the second quarter of 2013, the Company recognized $0.9 million of unamortized debt issuance costs associated with this debt and recorded within other assets.

See “Notes to Consolidated Financial Statements - Note 6, Debt” and Note 18, “Subsequent Events” for further information.

Other Debt

Subordinate debt

At June 30, 2013, the Company had $141.8 million of subordinate debt (principal) on a consolidated basis with a carrying value of $141.4 million and a weighted average effective interest rate of 7.2%.

On March 28, 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of the MMA Financial Holdings, Inc. ("MFH") subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statements of operations for the first six months of 2013.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Notes payable and other debt

At June 30, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock”, for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.27% at June 30, 2013) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Covenant Compliance and Debt Maturities

At June 30, 2013, the Company had $4.4 million of debt remaining that had come due that continues to be governed by a forbearance agreement that expires April 30, 2015 such that the lender is not pursuing any remedies.

Letters of Credit

The Company had $3.0 million of outstanding letters of credit posted as collateral on the Company’s behalf at June 30, 2013, of which $0.1 million expired unused on July 1, 2013 and the remaining $2.9 million was canceled unused on July 31, 2013.

During the first quarter of 2013, the Company terminated a $19.0 million letter of credit that was issued to secure the Company’s guarantee of investor returns in certain low-income housing tax credit equity funds in which the Company holds a general partner interest.  In order to terminate the letter of credit, the Company placed $14.0 million of cash into a restricted collateral account to cover any potential losses associated with the tax credit equity fund guarantees. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” and Note 7, “Derivative Financial Instruments.”  As of June 30, 2013, the Company does not expect these guarantee obligations to result in any losses.

Guarantees

The following table summarizes guarantees by type at June 30, 2013:

	June 30, 2013
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,365

The indemnification contracts are with the purchaser of the TCE business and are related to guarantees of investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. We made no cash payments under these indemnification agreements for the six months ended June 30, 2013.

Our maximum exposure under the indemnification contracts is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.5 million between now and 2016.

In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company continues to hold general partner interests and as a result, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be approximately $660 million at June 30, 2013. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At June 30, 2013, the debt related to CFVs had the following terms:

	June 30, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$49,621	$49,621	2.6%	April 2018
Other	282	1,706	19.0	Various dates through April 2025
Total debt	$49,903	$51,327

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of June 30, 2013. This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. These derivative instruments are carried at fair value. The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statements of operations. The change of value in the debt obligation due to currency fluctuation is also recognized through the consolidated statements of operations.

Company Capital

Common Shares

On July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes. As a result of the conversion, the Company will (i) be a direct corporate taxpayer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1 (although there will be investor K-1s for the partial year January 1, 2013 through July 9, 2013).

On August 8, 2013, our Board of Directors authorized management to enter into an amended and restated stock repurchase program effective subsequent to the Company’s filing of this quarterly report on Form 10-Q, and in any event not earlier than August15, 2013. The authorization permits the plan to be amended and restated to provide for the Company to purchase up to four million shares total, and up to 800,000 shares in any one calendar month at a price up to 100% of its common shareholders’ equity per share as shown on its most recently filed periodic report. No shares will be purchased pursuant to the amended and restated plan before August 26, 2013.

Perpetual Preferred Shares

At June 30, 2013, the Company had $121.0 million (liquidation preference) in perpetual preferred shares all of which were assumed at their liquidation preference amount by the purchaser of the Company’s common shares in TEB on July 3, 2013. As a result, in the third quarter of 2013 the Company will record a reduction to common shareholders’ equity of $3.0 million representing the difference between the carrying value of the shares of $118.0 million and the liquidation preference amount assumed by the purchaser of the Company’s common shares in TEB on July 3, 2013. See “Notes to Consolidated Financial Statements - Note 12, Equity” and Note 18, “Subsequent Events” for more information.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $11.7 million of net unrealized losses reflected in our bond portfolio at June 30, 2013. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

Income Taxes

Through July 9, 2013, the Company was a partnership for income tax purposes. Effective July 10, 2013, the Company elected to be taxed as a corporation for income tax purposes.

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

The table below summarizes our consolidated financial performance for the three months and six months ended June 30, 2013 and 2012:

Table 1	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012

Total interest income	$14,858	$16,879	$30,796	$33,962
Total interest expense	13,726	6,675	20,015	13,532
Net interest income	1,132	10,204	10,781	20,430

Total fee and other income	1,829	2,167	3,667	4,262
Revenue from CFVs	10,150	6,568	16,397	11,138

Total revenues, net of interest expense	13,111	18,939	30,845	35,830
Operating expenses:
Interest expense	3,616	4,703	7,745	9,551
Operating expenses	9,308	6,675	18,767	13,461
Net impairment on bonds and (recovery) for loan losses	480	(23)	833	(3,197)
Total expenses from CFVs	16,550	8,694	31,096	18,148
Total operating expenses	29,954	20,049	58,441	37,963

Net gains (losses) on assets, derivatives and extinguishment of liabilities	921	(899)	38,368	(665)
Net gains due to real estate consolidation and foreclosure	8,484	2,550	8,484	2,550
Net gains related to CFVs	8,933	5,290	23,920	10,015
Equity in losses from Lower Tier Property Partnerships	(7,368)	(6,895)	(13,786)	(19,431)
(Loss) income from continuing operations before income taxes	(5,873)	(1,064)	29,390	(9,664)
Income tax (expense) benefit	(95)	(23)	1,432	(41)
Income (loss) from discontinued operations, net of tax	418	(331)	5,135	(591)
Net income (loss)	(5,550)	(1,418)	35,957	(10,296)

(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(1,673)	(2,284)	(3,678)	(4,568)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	6,772	5,463	7,736	19,831
Related to discontinued operations	-	653	(1,190)	1,289
Net income to common shareholders	$(451)	$2,414	$38,825	$6,256

For the three months and six months ended June 30, 2013, as reported in the Company’s segment disclosures (see “Notes to Consolidated Financial Statements - Note 17, Segment Information”), the US Operations generated net interest income and other revenue of $4.8 million and $17.8 million , respectively, and net income allocable to the common shareholders of $0.4 million and $40.2 million, respectively. The majority of the revenue earned by the US Operations was interest income from the Company’s bond portfolio, which was then partially offset primarily by bond-related and corporate-related interest expense as well as distributions on preferred shares financing the bond portfolio and general operating expenses including salaries and benefits, professional fees and general and administrative expenses. For the three months and six months ended June 30, 2013, as reported in the Company’s segment disclosures, the International Operations reported a loss to the common shareholders of $0.9 million and $1.4 million, respectively, which was primarily comprised of $0.7 million and $1.5 million, respectively, of asset management fees earned from the management of the SA Fund which were more than offset by general operating expenses of $1.6 million and $3.3 million, respectively, which were mainly driven by salaries and benefits.

Net interest income

The following table summarizes our net interest income for the three months and six months ended June 30, 2013 and 2012:

Table 2	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income:
Interest on bonds	$14,667	$16,600	$30,462	$33,469
Interest on loans and short-term investments	191	279	334	493
Total interest income	14,858	16,879	30,796	33,962
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	7,930	3,271	11,244	6,523
Mandatorily redeemable preferred shares	4,791	2,096	6,473	4,289
Notes payable and other debt, bond related	721	683	1,476	1,464
Notes payable and other debt, non-bond related	284	625	822	1,256
Total interest expense	13,726	6,675	20,015	13,532
Total net interest income	$1,132	$10,204	$10,781	$20,430

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Total net interest income decreased by 88.9% or $9.1 million, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Interest income on bonds decreased $1.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decline was mainly due to a $129.5 million decline in the weighted average bond UPB (from $1,067.2 million for the second quarter 2012 to $937.7 million for the second quarter 2013) due primarily to the consolidation of properties serving as collateral for certain of the Company's bond investments (see Table 12 below), redemption activity and principal amortization. Partially offsetting this decline was an increase in the weighted average effective interest rate of three bps to 6.26%, which was primarily driven by an increase in interest received on non-accrual bonds.

Asset related interest expense (i.e., interest expense associated with debt which finances interest-bearing bond and non-bond assets) increased 105.6% or $7.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was mainly due to the acceleration of unamortized debt issuance costs and/or discounts related to senior interests in and debt owed to securitization trusts ($4.6 million) and mandatorily redeemable preferred shares ($3.2 million) that were assumed by the purchaser of our common shares in TEB on July 3, 2013. The increase in interest expense was partially offset by a net decline in interest expense related to mandatorily redeemable preferred shares of $0.5 million mainly driven by a decline in the weighted average interest rate of 368 bps to 5.51% during the second quarter of 2013 as compared to the second quarter of 2012, but offset partially by an increase of $27.5 million in the weighted average balance (from $91.2 million for the second quarter of 2012 to $118.7 million for the second quarter of 2013). For information regarding the mandatorily redeemable preferred share transactions that changed the outstanding share balances and the distribution rates see “Notes to Consolidated Financial Statements - Note 6, Debt.”

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total net interest income decreased by 47.2% or $9.6 million, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Interest income on bonds decreased $3.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decline was mainly due to a $109.2 million decline in the weighted average bond UPB (from $1,067.1 million for the six months ended June 30, 2012 to $957.9 million for the six months ended June 30, 2013) due primarily to the consolidation of properties serving as collateral for certain of the Company's bond investments (see Table 12 below), redemption activity and principal amortization. Partially offsetting this decline was an increase in the weighted average effective interest rate of nine bps to 6.36%, which was primarily driven by an increase in interest received on non-accrual bonds.

Asset related interest expense increased 47.9% or $6.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

This increase was mainly due to the acceleration of unamortized debt issuance costs and/or discounts related to senior interests in and debt owed to securitization trusts ($4.6 million) and mandatorily redeemable preferred shares ($3.2 million) that were assumed by the purchaser of our common shares in TEB on July 3, 2013. The increase in interest expense was partially offset by a net decline in interest expense related to mandatorily redeemable preferred shares of $1.0 million mainly driven by a decline in the weighted average interest rate of 334 bps to 5.87% during the first six months of 2013 as compared to the first six months of 2012, but offset partially by an increase of $19.9 million in the weighted average balance (from $93.1 million for the six months ended June 30, 2012 to $113.0 million for the six months ended June 30, 2013).

Other interest expense

The following table summarizes our other interest expense for the three months and six months ended June 30, 2013 and 2012:

Table 3	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Other interest expense:
Subordinate debentures	$2,465	$3,740	$5,734	$7,617
Notes payable and other debt	1,151	963	2,011	1,934
Total other interest expense	$3,616	$4,703	$7,745	$9,551

Other interest expense (which includes interest expense associated with debt which does not finance interest-bearing assets) decreased $1.1 million and $1.8 million for the three months and six months ended June 30, 2013 as compared to the three months and six months ended June 30, 2012, respectively. These declines were mainly driven by repurchases of outstanding debt during 2012 and first quarter 2013 of $42.7 million and $45.5 million, respectively.

Fee and Other Income

The following table summarizes our fee and other income for the three months and six months ended June 30, 2013 and 2012:

Table 4	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Income on preferred stock investment	$1,312	$1,544	$2,609	$3,089
Asset management and advisory fees (recorded in “Other income”)	200	202	391	462
Syndication fees (recorded in “Other income”)	36	198	36	206
Other income	281	223	631	505
Total fee and other income	$1,829	$2,167	$3,667	$4,262

Fee and other income decreased by 14.0%, or $0.6 million, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 mainly due to declines in income on preferred stock as a result of $5.0 million of par share redemptions in July 2012 that carried an average annual dividend rate of 17.5%.

Operating Expenses

The following table summarizes our operating expenses for the three months and six months ended June 30, 2013 and 2012:

Table 5	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Salaries and benefits	$3,262	$2,509	$7,150	$5,300
General and administrative	1,133	1,172	2,426	2,528
Professional fees	3,057	1,384	5,402	3,638
Other expenses	1,856	1,610	3,789	1,995
Total operating expenses	$9,308	$6,675	$18,767	$13,461

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Total operating expenses increased 39.4%, or $2.6 million, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 mainly due to an increase in professional fees and salaries and benefits.

Professional fees includes legal fees, auditing fees and consulting fees and increased $1.7 million for the three months ended June 30, 2013 as compared to 2012. This increase was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter 2013 associated with the sale of our common shares in TEB.

Salaries and benefits increased by $0.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 mainly due to increased expenses related to our US Operations and its employee stock options. During the three months ended June 30, 2013 the Company’s stock price increased $0.27 per share and vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.30 increased by 98,818 shares, resulting in additional compensation expense of $0.5 million during the second quarter of 2013. During the three months ended June 30, 2012 the Company’s stock price decreased $0.16 per share and vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.25 decreased by 68,662 shares, resulting in a decrease to compensation expense of $0.1 million during the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total operating expenses increased 39.4%, or $5.3 million, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 mainly due to increases in salaries and benefits, other expenses and professional fees.

Salaries and benefits increased by $1.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 mainly due to increased expenses related to our US Operations and its employee stock options. During the six months ended June 30, 2013 the Company’s stock price increased $0.85 per share and vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.30 increased by 245,538 shares, resulting in additional compensation expense of $1.6 million during the first six months of 2013. During the six months ended June 30, 2012 the Company’s stock price increased $0.11 per share and vested employee stock options that were considered “in the money” with a weighted average exercise price of $0.25 increased by 850,000 shares, resulting in additional compensation expense of $0.1 million during the first six months of 2012.

Professional fees increased $1.8 million for the six months ended June 30, 2013 as compared to 2012. This increase was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter of 2013 associated with the sale of our common shares in TEB.

Other expenses primarily include depreciation and amortization, asset management costs, asset workout expenses and costs related to our ownership of real estate increased $1.8 million for the six months ended June 30, 2013 as compared to 2012 mainly due to the receipt of $0.8 million in insurance proceeds in the first quarter 2012 associated with a property for which we took a deed in lieu of foreclosure on January 20, 2012. Other expenses also increased by $0.4 million due to fees to remarket TEB’s Series B Preferred Shares in the first quarter 2013.

Net Impairment on Bonds and Recovery for Loan Losses

The following table summarizes our bond impairments and our recovery for loan losses for the three months and six months ended June 30, 2013 and 2012:

Table 6	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Impairment on bonds	$480	$849	$833	$1,087
Net loan loss recovery	-	(872)	-	(4,284)
Total net impairment and loan loss recovery	$480	$(23)	$833	$(3,197)

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

The Company recognized a $0.9 million valuation allowance recovery during the three months ended June 30, 2012 associated with a senior mortgage loan, which paid off at par during the fourth quarter 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The Company recognized $4.3 million in recoveries of previously recognized loan losses during the six months ended June 30, 2012, primarily related to a $2.3 million valuation allowance recovery associated with a senior mortgage loan which paid off at par during the fourth quarter 2012 as well as the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing.

Net Gains (Losses) on Assets and Derivatives and Net (Losses) Gains on Early Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the three months and six months ended June 30, 2013 and 2012:

Table 7	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net realized gains on bonds	$416	$52	$598	$52
Net gains on loans	203	317	1,372	289
Net gains (losses) on derivatives	302	(1,252)	135	(1,476)
Net losses on sale of real estate	-	(15)	-	(15)
Net gains (losses) on early extinguishment of liabilities	-	(1)	36,263	485
Total net gains (losses) on bonds, loans, derivatives and early extinguishment of liabilities	$921	$(899)	$38,368	$(665)

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net gains (losses) on derivatives include fair value changes, interest accruals and realized gains or losses on terminations. Net gains on derivatives were $0.3 million for the three months ended June 30, 2013 as compared to net losses of $1.3 million for the three months ended June 30, 2012. The net gains of $0.3 million for the three months ended June 30, 2013 were comprised of $0.6 million of mark-to-market gains resulting from rising interest rates during the period, partially offset by $0.3 million of interest paid. The net losses of $1.3 million for the three months ended June 30, 2012 were comprised of $0.3 million of mark-to-market losses resulting from declining interest rates during the period, as well as $1.0 million of interest paid.

Net gains on bonds increased by $0.4 million for the three months ended June 30, 2013 as compared to 2012. During the three months ended June 30, 2013, the net gains of $0.4 million were the result of gains taken on the sale of one bond with a UPB of $1.9 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, net gains on early extinguishment of liabilities were $36.3 million as compared to net gains of $0.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of unpaid principal balance of the subordinate debt of MFH, a wholly owned subsidiary of the Company, due May 3, 2034, for $17.4 million, plus accrued interest. The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares. During the six months ended June 30, 2012, we recognized $0.5 million of gains on repurchases of mandatorily redeemable preferred shares.

Net gains on derivatives were $0.1 million for the six months ended June 30, 2013 as compared to net losses of $1.5 million for the six months ended June 30, 2012. The net gains of $0.1 million for the six months ended June 30, 2013 were comprised of $0.7 million of mark-to-market gains resulting from rising interest rates during the period, partially offset by $0.6 million of interest paid. The net losses of $1.5 million for the six months ended June 30, 2012 were comprised of $2.2 million of interest paid, partially offset by $0.7 million of mark-to-market gains. The $0.7 million of mark-to-market gains were primarily related to terminated interest rate swaps in the first quarter 2012 and a terminated total return swap in the second quarter 2012.

Net gains on loans increased $1.1 million for the six months ended June 30, 2013 as compared to 2012. The $1.4 million of gains recorded during the six months ended June 30, 2013 were comprised of $1.0 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.4 million. The $0.3 million of gains recorded during the six months ended June 30, 2012 were all related to cash proceeds received on loans which had no carrying value.

Net gains on bonds increased by $0.5 million for the six months ended June 30, 2013 as compared to 2012. During the six months ended June 30, 2013, the net gains of $0.6 million were the result of gains taken on the sale or redemption of three bonds with a UPB of $6.4 million.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months and six months ended June 30, 2013 and 2012:

Table 8	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net gains due to real estate consolidation and foreclosure	$8,484	$2,550	$8,484	$2,550

Three and Six Months Ended June 30, 2013

Net gains due to real estate consolidation and foreclosure were $8.5 million for the three and six months ended June 30, 2013.

On April 30, 2013, a non-profit entity consolidated by the Company was assigned the GP interest in three properties for which the Company provided debt financing. On April 30, 2013, we estimated the fair value of our bond interests to be $28.1 million. The UPB of our bond interests was $34.4 million and cumulative impairments and cumulative unrealized gains were $6.5 million and $4.5 million, respectively, at the date of consolidation. Upon assignment of the GP interests, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $4.5 million which were recorded within “Accumulated other comprehensive income” (“AOCI”) were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity.

On May 1, 2013, the non-profit entity referred to above was assigned the GP interest in two properties for which the Company provided debt financing. On May 1, 2013, we estimated the fair value of our bond interests to be $9.9 million, of which $0.8 million was recorded as an increase to AOCI at the date of consolidation. The UPB of our bond interests was $10.9 million and cumulative impairments and cumulative unrealized gains were $3.7 million and $2.7 million, respectively (including the $0.8 million increase discussed above), at the date of consolidation. Upon assignment of the GP interests, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $2.7 million which were recorded within AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity.

On May 31, 2013, the Company acquired a property, via a deed-in-lieu of foreclosure, serving as collateral for one of the Company's bonds with an estimated fair value of $7.3 million. The UPB of the bond was $7.3 million and cumulative impairments and cumulative unrealized gains were $0.7 million and $1.3 million, respectively, at the date of consolidation. Upon real estate acquisition, the property was consolidated and the bond was derecognized. As a result, the unrealized gains of $1.3 million which were recorded through AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity. On May 31, 2013, immediately after taking the deed-in-lieu of foreclosure, the Company sold the property to a third party for its carrying value.

Three and Six Months Ended June 30, 2012

Net gains due to real estate consolidation and foreclosure were $2.6 million for the three and six months ended June 30, 2012. On April 30, 2012, the non-profit entity referred to above was assigned the GP interest in a property for which the Company provided debt financing. On April 30, 2012, we estimated the fair value of our bond interest to be $12.5 million, of which $2.0 million was recorded as an increase to AOCI at the date of consolidation. The UPB of our bond interest was $12.8 million and cumulative impairments and cumulative unrealized gains were $2.9 million and $2.6 million, respectively (including the $2.0 million increase discussed above), at the date of consolidation. Upon assignment of the GP interest, the property was consolidated and our bonds were eliminated against the corresponding mortgage payable of the property. As a result, the unrealized gains of $2.6 million which were recorded within AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity.

Income Tax Benefit (Expense)

The table below summarizes our income tax benefit (expense) for the three months ended and six months ended June 30, 2013 and 2012.

Table 9	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Income tax benefit (expense)	$(95)	$(23)	$1,432	$(41)

On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for amended returns for the calendar years ending December 31, 2004 through 2006. Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company. The Company received the refund on April 8, 2013. This agreement also resulted in a favorable resolution of $1.6 million of the Company's uncertain tax positions recorded at December 31, 2012. The release of the uncertain tax position resulted in a $1.6 million tax benefit in the first quarter 2013.

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the three months ended and six months ended June 30, 2013 and 2012.

Table 10	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Income allocable to perpetual preferred shareholders of a subsidiary company	$1,673	$2,284	$3,678	$4,568

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $0.6 million and $0.9 million for the three months and six months ended June 30, 2013, respectively as compared to 2012 mainly due to a decline in the weighted average balance of our perpetual preferred shares ($34.3 million decline for the three month comparison and a $25.3 million decline for the six month comparison). During February 2013 and April 2013, $27.0 million and $11.0 million, respectively, of preferred share liquidation preference were redeemed and retired.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that are consolidated for the three months and six months ended June 30, 2013 and 2012:

Table 11	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Rental and other income from real estate	$6,366	$4,188	$11,653	$7,916
Interest and other income	3,784	2,380	4,744	3,222
Total revenue	10,150	6,568	16,397	11,138

Expenses:
Depreciation and amortization	2,843	2,071	5,353	4,054
Interest expense	477	398	975	796
Other operating expenses	4,978	3,615	9,337	7,198
Foreign currency loss	3,395	1,461	7,550	818
Asset impairments	4,857	1,149	7,881	5,282
Total expenses	16,550	8,694	31,096	18,148

Net gains (losses) related to CFVs:
Unrealized gains on investments	5,939	4,217	17,295	9,990
Derivative gains (losses)	2,994	1,073	6,625	195
Net loss on sale of properties	-	-	-	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,368)	(6,895)	(13,786)	(19,431)
Net income (loss)	(4,835)	(3,731)	(4,565)	(16,426)
Net losses allocable to noncontrolling interests in CFVs	6,572	5,319	7,387	19,613
Net income allocable to the common shareholders	$1,737	$1,588	$2,822	$3,187

The details of Net income allocable to the common shareholders for the three months and six months ended June 30, 2013 and 2012 are as follows:

Table 12	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$1,318	$907	$2,517	$1,678
Asset management fees	884	1,140	1,741	2,584
Guarantee fees	331	381	662	730
Equity in losses from Lower Tier Property Partnerships	(939)	(904)	(2,437)	(1,940)
Equity in income from SA Fund	208	128	491	265
Other expense	(65)	(64)	(152)	(130)
Net income allocable to the common shareholders	$1,737	$1,588	$2,822	$3,187

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

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net income allocable to the common shareholders related to CFVs increased $0.1 million for the three months ended June 30, 2013 as compared to 2012 mainly due to a $0.4 million increase in interest income due to bond interest income that is now recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds. This increase was partially offset by a $0.3 million decline in asset management fees, mainly due to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $0.2 million as the payment structure transitioned in the second quarter of 2012 from fees based on committed capital to fees based on invested capital.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income allocable to the common shareholders related to CFVs decreased $0.4 million for the six months ended June 30, 2013 as compared to 2012 mainly due to declines in asset management fees. Asset management fees declined by $0.8 million, mainly due to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $0.7 million as the payment structure transitioned in the second quarter 2012 from fees based on committed capital to fees based on invested capital. Also contributing to the decline in net income allocable to the common shareholders related to CFVs was a $0.5 million increase in equity in losses from Lower Tier Property Partnerships. These declines were partially offset by an increase in interest income of $0.8 million due to bond interest income that is now recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months and six months ended June 30, 2013 and 2012:

Table 13	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Sublease income	$123	$369	$492	$738
Other income	201	83	291	167
Income from CFVs (primarily rental income)	-	1,612	465	3,219
Income from REO operations	-	2	-	57
Rent expense	(123)	(369)	(492)	(738)
Other expenses	(94)	32	(372)	65
Expenses from CFVs (primarily operating expenses)	-	(2,060)	(556)	(4,099)
Other gains	81	-	81	-
Income tax expense	-	-	-	-
Income (loss) from operations	188	(331)	(91)	(591)
Disposal:
Net gains related to CFVs	230	-	5,226	-
Net income (loss) from discontinued operations	418	(331)	5,135	(591)
(Income) loss from discontinued operations allocable to noncontrolling interests	-	653	(1,190)	1,289
Net income to common shareholders from discontinued operations	$418	$322	$3,945	$698

The details of net income to common shareholders from discontinued operations for the three months and six months ended June 30, 2013 and 2012 are as follows:

Table 14	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$-	$264	$101	$528
Other income	188	58	852	170
Net gains on redemption of bonds	230	-	2,992
Net income to common shareholders from discontinued operations	$418	$322	$3,945	$698

At December 31, 2012, a non-profit entity that the Company consolidates owned a multifamily property that was classified as held-for-sale on the consolidated balance sheets. The Company provided bond financing to this multifamily property which was eliminated in consolidation. During the first quarter of 2013, the non-profit sold the multifamily property and the sale generated $20.1 million of net proceeds and a gain on sale of real estate of $5.0 million, of which $3.6 million was allocated to the common shareholders. The $3.6 million allocated to the common shareholders includes the following:

•	$2.7 million of gain on the redemption of bonds.

•	$0.7 million of other income related to proceeds received from the property sale that were used to reimburse the Company for interest expense owed by the property to a third party which the Company had paid previously.
•	$0.2 million of other income related to proceeds received from the property sale, which were above the carrying value of the bond at property sale/bond redemption.

During the second quarter of 2013, an additional $0.2 million of contingent proceeds relating to the property referenced above was received. This, along with the $5.0 million gain on real estate discussed above, is reflected in Table 10 above as Net gains related to CFVs.

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting (“All Bonds”). Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures.”

(dollars in thousands)	July 3, 2013 (1)	June 30, 2013
Total Bond Portfolio:
Total number of bonds	43	134
Total number of properties	33	108
UPB (2)	$328,222	$1,075,901
Fair value (2)	$293,984	$1,048,158
Fair value to UPB %	89.6%	97.4%
Weighted average pay rate, for the twelve months ended (3)	4.22%	5.71%
Weighted average coupon, for the twelve months ended (4)	6.85%	6.46%

Total Bonds 30+ days past due:
Total number of bonds	19	19
Total number of properties	14	14
UPB	$150,938	$150,938
Percentage of total portfolio (UPB)	46.0%	14.0%
Fair value	$120,730	$120,730
Percentage of total portfolio (FV)	41.1%	11.5%
Weighted average pay rate, for the twelve months ended (3)	3.51%	3.51%
Weighted average coupon, for the twelve months ended (4)	7.18%	7.18%

Multifamily Housing Bonds (Affordable Bond Portfolio):
Total number of bonds	35	126
Total number of properties	30	105
UPB	$246,694	$994,374
Percentage of total portfolio (UPB)	75.2%	92.4%
Fair value	$216,305	$970,479
Number of bonds 30+ days past due	15	15
Number of properties 30+ days past due	13	13
UPB of bonds 30+ days past due	$121,113	$121,113
Percentage of multifamily bonds 30+ days past due (UPB)	49.1%	12.2%
Fair value of bonds 30+ days past due	$94,578	$94,578
Debt service coverage ratio, for the twelve months ended (5)	0.64x	1.11x
Debt service coverage ratio excluding 30+ days past due, for the twelve months ended (5)	0.76x	1.20x

(1)	This column represents the bond portfolio that remains after the sale of our common shares in TEB on July 3, 2013. Included in these amounts are nine senior certificates that were transferred as part of our sale of TEB’s common shares. Prior to the sale of TEB, we created nine senior and subordinate certificates. The senior certificates (UPB of $62.2 million and fair value of $63.8 million at June 30, 2013) were transferred as part of our TEB sale and the subordinate certificates were retained by us. In the table above, we have reflected the entire bond as the transfer of the senior certificates did not achieve sale accounting treatment.

(2)	Included in the June 30, 2013 amount are 22 bonds which the Company eliminated as a result of consolidation accounting. At June 30, 2013, these 22 bonds had an UPB of $158.9 million and a fair value of $151.9 million, including $15.3 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures” for more information.

(3)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the bonds still held in the portfolio at June 30, 2013 and July 3, 2013.

(4)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period for the bonds still held in the portfolio at June 30, 2013 and July 3, 2013.

(5)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end for bonds still held in the portfolio at June 30, 2013 and July 3, 2013.

Valuation Results for the six months ended 2013 as compared to the six months ended 2012

During the six months ended June 30, 2013, we recorded net unrealized losses of $11.5 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income largely due to a 32 bps increase in market yields on performing bonds still held in the portfolio at June 30, 2013.  During the six months ended June 30, 2012, we recorded net unrealized gains of $15.7 million on our Reported Bonds through other comprehensive income largely due to a 6 bps decrease in market yields on our performing bonds still held in the portfolio at June 30, 2012. An increase in market yields will generally result in a decline in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bonds are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.34% and 6.29% at June 30, 2013 and December 31, 2012, respectively. The discount rate of 6.34% was used to set the valuation of the bonds transferred as part of the Company’s sale of the common shares in TEB on July 3, 2013. See “Notes to Consolidated Financial Statements – Note 18, Subsequent Events.”

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate for the bonds that are past due in either principal or interest averaged 8.3% at June 30, 2103 and December 31, 2012. The capitalization rate averaged 7.0% at June 30, 2013 and December 31, 2012. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

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

Bond Portfolio as of July 3, 2013

The Company’s bond portfolio after the sale of its common shares to TEB on July 3, 2013 is comprised of 43 bonds and interests in bonds totaling $328.2 million in UPB and $294.0 million of fair value.

The following table summarizes the Company’s bonds on July 3, 2013.

(dollars in thousands)	UPB			Fair Value			Wtd Avg Coupon		Wtd Avg Pay Rate (7)		Debt Service Coverage (8)	Number of Bonds	Number of Properties
Performing Multifamily tax-exempt bonds (1)	$86,092		26%	$77,604		26%	6.50%		6.47%		0.76x	13	10
Non-performing (2), (3) Multifamily tax-exempt bonds	121,113		37%	94,578		32%	7.17%		3.24%		0.55x	15	13
Subordinate cash flow and participating (4) Multifamily tax-exempt bonds	39,490		12%	44,123		15%	7.68%		-%		N/A	7	7
Total Multifamily tax-exempt bonds	$246,695		75%	$216,305		73%	7.02	%(9)	3.85	%(9)	0.64x	35	30

Performing CDD bonds	$28,525		9%	$28,406		10%	7.00%		7.00%		N/A	2	N/A
Non-performing (2) CDD bonds	29,825		9%	26,151		9%	7.25%		4.60%		N/A	4	N/A
Total CDD bonds (5)	$58,350		18%	$54,557		19%	7.13%		5.78%		N/A	6	N/A

Other bonds (6)	$23,177		7%	$23,122		8%	4.34%		4.34%		N/A	2	N/A
Total Bond Portfolio	$328,222	(10)	100%	$293,984	(10)	100%	6.85%		4.22%		N/A	43	N/A

Total Non-performing portfolio	$150,938		46%	$120,729		41%	7.18%		3.51%		0.55x	19	13

(1)	Included in this amount is $49.3 million of UPB that represents senior interests in bonds that were transferred as part of our July 3, 2013 sale, but failed to achieve sale accounting because the Company continues to hold the subordinate interests and therefore the proceeds received on the date of transfer were treated as debt. Also included in this amount is $17.7 million of UPB that represents subordinate bond investments with must pay coupons (i.e., bonds that have contractual requirements to pay debt service on a periodic basis and would be in default if debt service payments are not made as required).

(2)	Non-performing is defined as bonds that are 30+ days past due in either principal and/or interest.

(3)	Included in this amount is $12.9 million of UPB that represents senior interests in bonds that were transferred as part of our July 3, 2013 sale, but failed to achieve sale accounting because the Company continues to hold the subordinate interests and therefore the proceeds received on the date of transfer were treated as debt. Outside of these interests, the Company has no debt related to the non-performing multifamily tax-exempt bond portfolio except for one total return swap reported as debt and carried at $17.3 million on July 3, 2013. Also included in this amount is $19.9 million of UPB that represents subordinate bond investments with must pay coupons.

(4)	Included in this amount are subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default. Included in this amount is $33.3 million UPB and $40.0 million fair value that represent participating cash flow bonds.

(5)	The Company transferred interests in two of these bonds along with a guarantee to the buyer for timely principal and interest payment and therefore the cash received on the transfers were treated as debt. Also, one of these bonds was financed through a total return swap. On a combined basis, the Company has debt with a carrying amount of $30.8 million and $44.2 million at June 30, 2013 and July 3, 2013, respectively.

(6)	These bonds are financing by two total returns swaps with a carrying amount of $22.7 million at both June 30, 2013 and July 3, 2013.

(7)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at July 3, 2013.

(8)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(9)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds with must pay coupons only (i.e., excludes the population of subordinate cash flow bonds whereby non-payment of debt service is not a default) is 6.89% and 4.58%, respectively.

(10)	Included in the July 3, 2013 amount are 12 bond investments which the Company eliminated as a result of consolidation accounting. At July 3, 2013, these 12 bond investments had an UPB of $85.0 million and a fair value of $76.6 million, including $12.9 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures” for more information.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 30 properties serving as collateral are located across 19 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of July 3, 2013, 30.5% and 27.7% (based on UPB and fair value, respectively) was located in Atlanta. The majority (over 75% based on UPB) of our properties are affordable low income housing and serve the general population while 5 properties or 21% of our bond UPB serve the senior population and 1 property or 2% of our bond UPB serve students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling 12 month debt service coverage for those with must pay coupons.

Multifamily tax-exempt – must pay bonds

As of July 3, 2013, included in the 35 multifamily tax-exempt bond portfolio were 28 bonds with $207.2 million UPB and $172.2 million fair value with must pay coupons. These bonds had a weighted average debt service coverage ratio of 0.64x.

•	Included within the 28 bonds were 15 non-performing bonds with $121.1 million UPB and $94.6 million fair value and an average debt service of 0.55x.

•	The remaining 13 bonds were performing bonds with $86.1 million UPB and $77.6 million fair value and average debt service of 0. 76x. The potential for defaults exist within this population, but because these are low income housing tax credit bonds, despite the fact that they have generally less than 0.9x debt service coverage, shortfalls have been traditionally supported by developers and tax credit syndicators.

Additionally, as of July 3, 2013, 5 of the 28 must pay bonds were subordinate bonds with $9.1 million UPB and $3.1 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns one of the related senior bonds with $6.1 million UPB and fair value. All but one of the must pay subordinate bonds with $0.5 million UPB and fair value were in default as of July 3, 2013.

Multifamily tax-exempt – subordinate cash flow and participating bonds

As of July 3, 2013, included with the 35 multifamily tax-exempt bond portfolio were 7 bonds with $39.5 million UPB and $44.1 million fair value that are subordinate and do not have must pay coupons. Debt service on these bonds is paid, to the extent there is available cash flow, only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company does not own any of the related senior bonds in this population. These cash flow bonds are excluded in the calculation of debt service coverage as non-payment is not a default. Of these cash flow bonds $33.3 million UPB and $40.0 million fair value are participating bonds which allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.

Community Development District bonds

As of July 3, 2013, there were six CDD bonds with $58.4 million UPB and $54.6 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida as well as Community Development Authority (“CDA”) or Capital Improvement Cooperative District (“CID”) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio. As of July 3, 2013, one Alabama development, financed by four bonds, was 30 days or more past due. The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Other Bonds

As of July 3, 2013, there were two bonds with $23.2 million UPB and $23.1 million fair value in rated municipal bonds. Specifically, these investments are senior certificate interests in a triple A enhanced trust collateralized by a pool of tax-exempt municipal bonds.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at June 30, 2013, based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company had debt agreements totaling $4.4 million at June 30, 2013 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on April 30, 2015.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:	/s/ Michael L. Falcone
Dated: August 14, 2013		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone		August 14, 2013

	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Lisa M. Roberts		August 14, 2013
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

S-1

 EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

10.37	Amendment to Forbearance Agreement with Merrill Lynch Capital Services, Inc. dated June 17, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 18, 2013

10.38	Share Purchase Agreement, dated as of July 1, 2013, by and among Merrill Lynch Portfolio Management, Inc., Municipal Mortgage & Equity, LLC, MuniMae TEI Holdings, LLC and MuniMae TE Bond Subsidiary, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 3, 2013

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Municipal Mortgage & Equity, LLC for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

E-1