Form 10-Q
period 2013-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2013-11-14
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-55051

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

There were 41,512,514 shares of common shares outstanding at November 8, 2013.

Municipal Mortgage & Equity, LLC
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	(a) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

	(b) Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012	3

	(d) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012	5

	(e) Consolidated Statements of Equity for the nine months ended September 30, 2013	6

	(f) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	7

	(g) Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	64

PART II – OTHER INFORMATION		65

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

SIGNATURES		S-1

EXHIBITS		E-1

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

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and cash equivalents (includes $41,634 at December 31, 2012 in a consolidated subsidiary that had restrictions on distributions)	$45,605	$50,857
Restricted cash (includes $55,945 and $53,957 related to CFVs)	90,949	55,313
Bonds available-for-sale (includes $132,930 and $925,346 pledged as collateral and/or restricted)	196,485	969,394
Investments in Lower Tier Property Partnerships related to CFVs	299,730	333,335
SA Fund investments related to CFVs	157,791	161,433
Real estate held-for-use, net (includes $15,595 and $17,756 pledged as collateral and $103,649 and $111,931 related to CFVs)	121,863	129,687
Real estate held-for-sale related to CFVs	51,836	15,338
Investment in preferred stock	31,371	31,371
Other assets (includes $12,054 and $14,691 pledged as collateral and $23,714 and $17,568 related to CFVs)	44,226	55,024
Total assets	$1,039,856	$1,801,752

LIABILITIES AND EQUITY
Debt (includes $96,142 and $55,433 related to CFVs)	$461,126	$1,042,959
Derivative liabilities	662	3,544
Accounts payable and accrued expenses	7,833	12,498
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	13,461	15,881
Other liabilities (includes $10,167 and $6,150 related to CFVs)	17,281	15,145
Total liabilities	$500,363	$1,090,027

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at December 31, 2012	$–	$155,033
Noncontrolling interests in CFVs and IHS (net of $1,533 of subscriptions receivable)	487,896	511,791
Common shareholders’ equity:
Common shares, no par value (40,902,784 and 40,638,614 shares issued and outstanding and 1,310,226 and 1,873,348 non-employee directors’ and employee deferred shares issued at September 30, 2013 and December 31, 2012, respectively)	15,741	(93,786)
Accumulated other comprehensive income	35,856	138,687
Total common shareholders’ equity	51,597	44,901
Total equity	539,493	711,725
Total liabilities and equity	$1,039,856	$1,801,752

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest income
Interest on bonds	$4,214	$15,998	$34,677	$49,467
Interest on loans and short-term investments	166	227	500	720
Total interest income	4,380	16,225	35,177	50,187

Interest expense (1)
Bond related debt	1,975	5,922	21,167	18,208
Non-bond related debt	224	625	1,046	1,882
Total interest expense	2,199	6,547	22,213	20,090
Net interest income	2,181	9,678	12,964	30,097

Non-interest revenue
Income on preferred stock investment	1,326	1,340	3,935	4,429
Other income	809	489	1,866	1,662
Revenue from CFVs	7,475	4,067	16,880	8,458
Total non-interest revenue	9,610	5,896	22,681	14,549
Total revenues, net of interest expense	11,791	15,574	35,645	44,646

Operating and other expenses
Interest expense (2)	3,628	4,639	11,374	14,179
Salaries and benefits	2,895	2,457	10,045	7,757
General and administrative	1,102	1,286	3,528	3,814
Professional fees	1,375	1,525	6,777	5,163
Impairment on bonds	939	2,282	1,772	3,369
Net loan loss (recovery)	5	(1,363)	5	(5,647)
Other expenses	1,178	955	4,965	2,950
Expenses from CFVs	14,854	9,039	39,948	21,123
Total operating and other expenses	25,976	20,820	78,414	52,708

Net gains (losses) on assets and derivatives	76,404	(633)	78,509	(1,768)
Net (losses) gains on early extinguishment of liabilities	(84)	132	36,179	601
Net gains due to initial real estate consolidation and foreclosure	2,411	2,853	10,895	5,404
Net gains (losses) related to CFVs	3,812	(4,608)	27,732	5,407
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,343)	(6,486)	(20,129)	(25,917)
Net income (loss) from continuing operations before income taxes	62,015	(13,988)	90,417	(24,335)
Income tax (expense) benefit	(123)	(24)	1,309	(65)
Income from discontinued operations, net of tax	403	602	6,527	694
Net income (loss)	62,295	(13,410)	98,253	(23,706)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(36)	(2,284)	(3,714)	(6,852)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	11,186	17,407	18,915	36,884
Related to discontinued operations	(129)	(995)	(1,312)	648
Net income to common shareholders	$73,316	$718	$112,142	$6,974

(1)       Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)       Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Basic income per common share:
Income from continuing operations	$1.73	$0.03	$2.52	$0.13
Income (loss) from discontinued operations	0.01	(0.01)	0.12	0.03
Income per common share	$1.74	$0.02	$2.64	$0.16

Diluted income per common share:
Income from continuing operations (adjusted for liability classified awards)	$1.66	$0.03	$2.48	$0.13
Income (loss) from discontinued operations	0.01	(0.01)	0.12	0.03
Income per common share	$1.67	$0.02	$2.60	$0.16

Weighted-average common shares outstanding:
Basic	42,290	42,304	42,380	42,207
Diluted	43,916	42,380	43,823	42,414

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Net income to common shareholders	$73,316	$718	$112,142	$6,974
Net loss allocable to noncontrolling interests	(11,021)	(14,128)	(13,889)	(30,680)
Net income (loss)	$62,295	$(13,410)	$98,253	$(23,706)

Other comprehensive (loss) income allocable to common shareholders:
Bond related changes:
Unrealized net holding (losses) gains arising during the period	$(5,259)	$12,803	$(16,792)	$28,489
Reversal of unrealized gains on sold/redeemed bonds	(76,362)	–	(76,960)	(52)
Reclassification of unrealized bond losses to operations due to impairment	939	2,282	1,772	3,369
Reclassification of unrealized bond gains to operations due to consolidation of funds and ventures	(2,411)	(2,853)	(10,895)	(5,404)
Net changes in other comprehensive income due to bonds	(83,093)	12,232	(102,875)	26,402
Foreign currency translation adjustment	43	(24)	44	97
Other comprehensive (loss) income allocable to common shareholders	$(83,050)	$12,208	$(102,831)	$26,499

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(2,212)	$(45)	$(20,674)	$(3,758)

Comprehensive (loss) income to common shareholders	$(9,734)	$12,926	$9,311	$33,473
Comprehensive loss to noncontrolling interests	(13,233)	(14,173)	(34,563)	(34,438)
Comprehensive loss	$(22,967)	$(1,247)	$(25,252)	$(965)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Common Equity Before Accumulated Other Comprehensive Income		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2013	42,512	$(93,786)	$138,687	$44,901	$155,033	$511,791	$711,725
Net income	–	112,142	–	112,142	3,714	(17,603)	98,253
Other comprehensive income	–	–	(102,831)	(102,831)	–	(20,674)	(123,505)
Distributions	–	–	–	–	(3,714)	–	(3,714)
Contributions	–	–	–	–	–	8,051	8,051
Net change due to consolidation	–	–	–	–	–	6,331	6,331
Non-employee director deferred shares	67	81	–	81	–	–	81
Non-employee director options	–	19	–	19	–	–	19
Employee deferred shares (liability classified awards)	52	–	–	–	–	–	–
Mark–to–market activity for liability classified awards previously classified as equity	–	(19)	–	(19)	–	–	(19)
Employee and non–employee shares cancelled	(32)	–	–	–	–	–	–
Common shares repurchases	(386)	(516)	–	(516)	–	–	(516)
Preferred shares repurchases	–	842	–	842	(37,055)	–	(36,213)
Preferred shares transferred to TEB purchaser	–	(3,022)	–	(3,022)	(117,978)	–	(121,000)
Balance, September 30, 2013	42,213	$15,741	$35,856	$51,597	$–	$487,896	$539,493

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,253	$(23,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains on sales of bonds and loans	(78,450)	(366)
Net gains due to real estate consolidation and foreclosure	(10,895)	(5,399)
Net gains related to CFVs	(32,964)	(5,407)
Provisions for credit losses and impairment	16,962	8,502
Equity in losses from Lower Tier Property Partnerships of CFVs	20,323	25,917
Subordinate debt effective yield amortization and interest accruals	6,188	8,629
Net gains on early extinguishment of liabilities	(36,179)	–
Depreciation and other amortization	15,742	7,274
Foreign currency loss	9,136	1,237
Stock-based compensation expense	2,137	294
Other	(2,322)	(1,312)
Net cash provided by operating activities	7,931	15,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	–	(6,189)
Principal payments and sales proceeds received on bonds	15,203	15,721
Advances on and originations of loans held for investment	(278)	(450)
Principal payments received on loans held for investment	563	2,400
Insurance recoveries on real estate	–	753
Investments in property partnerships and real estate	(20,509)	(46,033)
Proceeds from the sale of real estate and other investments	39,437	3,222
Proceeds received on redemption of investment in preferred stock	–	5,000
Net proceeds from the sale of a subsidiary company	19,151	–
Increase in restricted cash and cash of CFVs	(24,784)	(11,278)
Capital distributions received from investments in partnerships	12,728	8,816
Net cash provided by (used in) investing activities	41,511	(28,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	116,461	35,482
Repayment of borrowings	(136,639)	(34,647)
Payment of debt issuance costs	(1,202)	(889)
Contributions from holders of noncontrolling interests	8,051	20,462
Purchase of treasury stock	(516)	–
Distributions paid to perpetual preferred shareholders of a subsidiary company	(4,636)	(7,050)
Redemption of perpetual preferred shares	(36,213)	–
Net cash (used in) provided by financing activities	(54,694)	13,358

Net (decrease) increase in cash and cash equivalents	(5,252)	983

Cash and cash equivalents at beginning of period	50,857	42,116

Cash and cash equivalents at end of period	$45,605	$43,099

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$26,868	$31,235
Income taxes paid	254	146

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(123,505)	22,741
Debt and liabilities extinguished through sales and collections on bonds and loans	4,252	11,400
Increase in real estate assets due to initial consolidation of funds and ventures	43,943	47,058
Decrease in bond assets due to initial consolidation of funds and ventures	37,777	34,108
Increase in non controlling interests due to consolidation of funds and ventures	6,737	–
Increase in real estate assets and decrease in loan investments due to foreclosure	–	7,711
Increase in common equity due to purchase of noncontrolling interests	–	2,203
Decrease in noncontrolling interests due to sale of common equity	–	2,203

Net change in assets and liabilities due to the sale of a subsidiary company:
Net decrease in interest receivable	4,612	–
Net decrease in interest payable	(1,052)	–
Net decrease in bonds available-for-sale	678,983	–
Net increase in restricted cash	(14,672)	–
Increase related to new borrowing activities	169,601	–
Net decrease in perpetual preferred shares and related distributions	(122,669)	–
Decrease related to borrowings transferred to purchaser	(695,652)	–

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

Effective July 10, 2013, we are taxed as a corporation.  However, we have significant loss carryfowards that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future.

Description of the Business

The Company operates through two reportable segments: US Operations and International Operations.

We own and manage a range of real estate related assets.  Our primary holdings include a portfolio of tax-exempt bonds, a substantial portion of which are backed by affordable multifamily rental properties.  We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.  Finally, we own a variety of direct investments in multifamily rental properties and land.  Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.

US Operations

The Company’s bond portfolio consisted of 45 bonds and interests in bonds totaling $321.4 million (based on the fair value of all bonds, including those that have been eliminated due to consolidation), collateralized by 28 real estate properties at September 30, 2013.  This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.  At September 30, 2013, approximately 55% of this portfolio was unleveraged.

MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) which have $852.9 million in capital invested at September 30, 2013, which hold limited partnership interests in 117 affordable multifamily rental properties in the US.  The Company’s ownership interest in the LIHTC Funds is negligible; however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

As a result of the third quarter 2013 sale of our common shares of MuniMae TE Bond Subsidiary, LLC (“TEB”) described in Note 2 “Bonds Available-For-Sale,” we significantly reduced our long term interest rate risk; however, we no longer have a substantial portion of the net interest spread generated by TEB. As a result, to cover operating costs and grow shareholder value over the long term, we will need to find and make new investments that generate sufficient returns to achieve these goals.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.  At September 30, 2013, the Company’s ownership interest in IHS is approximately 83%. In addition to earning asset management fees, IHS as the managing member is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages a single fund (South Africa Workforce Housing Fund SA I - “SA Fund”), and expects to raise capital for and manage additional funds in the near future.

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

Changes in Presentation

We have revised the presentation of our consolidated statements of operations so that we now separately present “Net interest income,” which is interest income less interest expense on debt which finances interest-bearing assets.  This presentation change had no impact on “Net (loss) income.”

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued consolidated statements of operations for the three months and nine months ended September 30, 2012 as a result of certain discontinued operations occurring subsequent to September 30, 2012.

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

Note 2—BONDs available-for-sale

Sale of the Company’s common shares in TEB

On July 3, 2013, the Company sold the common shares of TEB to Merrill Lynch Portfolio Management, Inc. (together with its affiliates, the “Purchaser”), an affiliate of Bank of America Merrill Lynch, pursuant to a Share Purchase Agreement, dated as of July 1, 2013 (“Share Purchase Agreement”), by and among the Purchaser, MuniMae TEI Holdings, LLC, the Company and TEB.  Immediately prior to the closing, TEB distributed to the Company, and the Company retained approximately $146.7 million of bonds and bond related investments on an unleveraged basis comprised of TEB’s bonds that were non-performing (i.e., bonds that are 30 days or greater past due in either principal or interest) as well as certain performing bonds with debt service coverage below 1.0x, its participating multifamily bonds, and all but one of its CDD bonds.

Following TEB’s distribution of the foregoing bonds, the Purchaser paid the Company $78.7 million for the TEB common shares, reflecting (a) the value of the bonds and non-bond related investments remaining in TEB, consisting of fixed rate performing multifamily bonds and interests in such bonds and one CDD bond (aggregate fair value of $848.6 million) as well as cash, restricted cash and accrued interest of approximately $51.5 million, net of (b) TEB’s contractual debt and preferred share obligations of $821.4 million including interest and distributions due and payable of $4.8 million, which will remain the obligation of TEB.  As a result of the transaction, the Company eliminated $816.7 million of debt and preferred equity financing (liquidation preference).  See Note 6, “Debt” and Note 12, “Equity” for more information.

Even though the Company sold bonds and interests in bonds with a fair value of $848.6 million, the Company derecognized from its balance sheet only $679.0 million of bonds because bonds totaling  $94.4 million did not receive sale accounting and $75.2 million were not reported as bonds on our balance sheet because the Company consolidated the real estate serving as collateral to these bonds.

On July 3, 2013, the Company also entered into two Total Return Swap (“TRS”) agreements with the Purchaser using the July 3, 2013 fair value of two bond assets of $30.6 million to set the notional amount for the TRS.  Under the terms of the TRS, the Purchaser is required to pay the Company an amount equal to the interest payments received on the two assets, currently a weighted average rate of 6.9%, and the Company  is required to pay the Purchaser a rate of SIFMA (Securities Industry and Financial Markets Association) plus a spread of 150 basis points (“bps”) on the notional amount of the TRS.  The Company also agreed with the Purchaser to pledge $16.3 million of cash as additional collateral against the Company’s new and existing TRS borrowings with the Purchaser.  Because the Company retains the economic risk and rewards associated with these bonds, they do not receive sale accounting (these bonds are included in the $94.4 million described above). Also included in the $94.4 million of bonds that did not receive sale accounting were $63.8 million of senior certificates in bonds where the Company retained the subordinate certificates and therefore did not receive sale accounting for the sale of the senior interests.

The following table summarizes the third quarter 2013 impact of the transactions described above.

(in thousands)
Increase in MuniMae’s cash (including $16,337 of restricted cash)	$$78,664
Reduction in bonds	(678,983)	(1)
Reduction in other assets (bond interest receivable)	(4,612)	(2)
Reduction in TEB’s cash (including $1,665 of restricted cash)	(44,841)	(2)
Net reduction in assets	$(649,772)

Reduction in senior interests and debt owed to securitization trusts	$574,652
Reduction in mandatorily redeemable preferred shares	121,000
Reduction in perpetual preferred shares ($121,000 liquidation preference)	117,978
Reduction in accounts payable and accrued expenses and other liabilities (interest and distributions payable)	4,781
Increase in debt (resulting from bonds and interests in bonds that did not qualify for sale treatment)	(94,410)	(1)
Increase in debt (due from CFVs)	(75,191)	(1)
Increase in accounts payable and accrued expenses (interest payable resulting from failed sales)	(618)	(2)
Increase in accounts payable and accrued expense (interest payable due from CFVs)	(1,442)	(2)
Net reduction in liabilities	$646,750
Net reduction in common shareholders’ equity	$(3,022)	(3)

(1)    The sum of these amounts total $848.6 million and represents the fair value of the bonds sold on July 3, 2013.

(2)    Represents the total cash, restricted cash and interest receivable of $51.5 million transferred to the Purchaser as part of the sale of TEB.

(3)    Represents the difference between the Company’s carrying value of the perpetual preferred shares on June 30, 2013 of $118.0 million as compared to the liquidation preference amount assumed in the sale on July 3, 2013 of $121.0 million.

In addition to the net $3.0 million reduction to common equity as described above, the bonds transferred to the Purchaser  (that received sale accounting) resulted in a gain on sale of bonds of $75.7 million reported through "net gains (losses) on assets and derivatives" on the Consolidated Statement of Operations. These gains were offset by a corresponding reduction to "reversal of unrealized gains on sold/redeemed bonds" on the Consolidated Statements of Comprehensive loss resulting in no changes to common equity.

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$146,587		$(3,879)	$(37,572)	$16,776	$121,912
Other bonds	80,045		(1,921)	(22,922)	19,371	74,573
Total	$226,632	(2)	$(5,800)	$(60,494)	$36,147	$196,485

	December 31, 2012
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$898,209		$(10,314)	$(118,933)	$115,196	$884,158
Other bonds	86,113		(2,339)	(22,364)	23,826	85,236
Total	$984,322	(2)	$(12,653)	$(141,297)	$139,022	$969,394

(1)     Represents net discounts, deferred costs and fees.

(2)     The Company had bonds with an unpaid principal balance (“UPB”) of $113.5 million ($124.9 million fair value) and $123.9 million ($125.1 million fair value) at September 30, 2013 and December 31, 2012, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds.  See Note 16, “Consolidated Funds and Ventures” for more information.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is a first mortgage or a subordinate mortgage on the underlying properties.  The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as set forth in the trust indenture) on the bonds.

The payment of debt service on our subordinate bond investments occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  At September 30, 2013, the Company’s subordinate bond investments had an aggregate unpaid principal balance of $9.5 million (or $49.0 million including those bond investments eliminated in consolidation, $15.2 million of which a third party held the related senior interests).

At September 30, 2013, the Company had no participating bonds (i.e., bonds that allow the Company to receive additional interest from net property cash flows in addition to the base interest rate) on its balance sheet; however, there were participating bonds eliminated in consolidation with an unpaid principal balance of $33.3 million.

The interest income from the mortgage revenue bonds (including interest income from the participating bonds) is exempt from federal income tax. However, a significant portion of the tax-exempt income generated from the mortgage revenue bonds is subject to the alternative minimum tax (“AMT”) calculation for federal income tax purposes. Prior to July 10, 2013, we were a pass-through entity for federal income tax purposes, meaning our shareholders paid any taxes due on our pass through income, which included any taxes due in respect of bond income subject to AMT. Effective July 10, 2013, we are taxed as a corporation and therefore the Company will now be responsible for AMT related to our mortgage revenue bonds. However, we have significant loss carryfowards that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future.

Other Bonds

Other bonds consists primarily of municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and utilities.  In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties.  The income on these bonds is exempt from federal income tax and is generally not included in the AMT calculation.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents.  If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents.  The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at September 30, 2013.

	September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$–	$–
Due between one and five years	–	–
Due between five and ten years	–	–
Due after ten years	1,429	1,532
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	158,909	194,953
	$160,338	$196,485

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date. The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at September 30, 2013 as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

	September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions, premiums or penalties at September 30, 2013	$–	$–
October 1 through December 31, 2013	1,133	1,400
2014	–	–
2015	–	–
2016	10,183	13,410
2017	5,725	6,488
Thereafter	106,023	128,531
Bonds that may not be prepaid	37,274	46,656
Total	$160,338	$196,485

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $70.5 million and $103.8 million at September 30, 2013 and December 31, 2012, respectively (or $103.4 million at September 30, 2013 including those bonds eliminated in consolidation). During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $3.2 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively (or $3.9 million for the nine months ended September 30, 2013 including those bonds eliminated in consolidation).  Interest income not recognized on the non-accrual bonds was $3.6 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively (or $5.5 million for the nine months ended September 30, 2013 including those bonds eliminated in consolidation).

Bond Aging Analysis

The following table provides an aging analysis for the fair value of bonds available-for-sale at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Total current	$117,709	$850,155
30-59 days past due	–	8,013
60-89 days past due	8,244	7,471
Greater than 90 days	70,532	103,755
Total	$196,485	$969,394

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $10.1 million and $8.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” for bonds sold or redeemed during the three months and nine months ended September 30, 2013 and 2012, as well as for bonds still in the Company’s portfolio at September 30, 2013 and 2012, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Bond impairment recognized on bonds held at each period-end	$(939)	$(2,282)	$(1,242)	$(3,369)
Bond impairment recognized on bonds sold/redeemed during each period	–	–	(530)	–
Gains recognized at time of sale/redemption	76,362	2	76,960	54
Total net gains (losses) on bonds	$75,423	$(2,280)	$75,188	$(3,315)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing a bond over the construction or renovation period.  Since September 30, 2010 there have been no unfunded bond commitments.

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare.  At September 30, 2013, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average distribution rate of 14.4%.  These investments were obtained as part of the Company’s sale of its Agency Lending business in May 2009.  As part of the sale, the Company agreed to reimburse the purchaser for potential losses up to a maximum of $30.0 million over the first four years after the sale date.  This reimbursement agreement expired on May 15, 2013 and over the course of the obligation period the Company used $3.4 million of shares to settle loss obligations. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable.  The Company did not have impairments on the preferred stock for the nine months ended September 30, 2013 and 2012.

The Company was obligated to fund losses on specific loans identified at the sale date that were not part of the $30.0 million loss reimbursement discussed above.  During the first quarter of 2013, the Company paid the purchaser $0.2 million to fully satisfy the guarantee obligation related to the specific loans and over the course of the entire obligation period, the Company paid the purchaser $1.8 million to cover losses on the specific loans.  See Note 10, “Guarantees and Collateral.”

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest.  Separately, the Company entered into three total return swap agreements with an affiliate of the purchaser of the preferred stock investments. The notional amount of the TRS was set based on the preferred stock investments as the reference asset. Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock, a weighted average rate of 14.4% at September 30, 2013, and the Company pays a quarterly rate of 3-month LIBOR plus a spread of 400 bps, 4.25% at September 30, 2013, on the notional amount, currently an aggregate of $36.6 million. The TRS interest payments settle on a “net” basis and the notional amount will decline if and when the preferred stock is redeemed in part or in full. At September 30, 2013 the Company held $12.4 million in a restricted collateral account as security for the TRS.

The TRS agreements have a termination date of March 31, 2015, and a termination fee equal to 1% of the notional amount. The Company may elect to terminate any or all of the TRS at any time. The counterparty to the TRS has the right to terminate the TRS upon the occurrence of certain events. Under any termination event, if the fair values of the preferred stock are above par, the Company will receive the premium value above par. If the fair values of the preferred stock are below par, the Company will be required to pay the difference between fair value and par.

The Company recorded the $36.6 million of proceeds from the transfer of its interest in the preferred stock investments as debt on the consolidated balance sheets secured by the preferred stock as the sale transaction did not meet the criteria for sale accounting.  See Note 6, “Debt.”

Note 4—Real estate

Real estate held-for-use

The following table summarizes real estate held-for-use at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
MuniMae’s real estate held-for-use	$18,214	$17,756
Real estate held-for-use related to CFVs(1)	103,649	111,931
Total real estate held-for-use	$121,863	$129,687

(1)       For more information see Note 16, “Consolidated Funds and Ventures.”

MuniMae’s real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.9 million at September 30, 2013 and December 31, 2012, and an affordable multifamily property with a carrying value of $10.3 million and $9.9 million, at September 30, 2013 and December 31, 2012, respectively.

Real estate held-for-sale

During the third quarter of 2013, the Company foreclosed on a multifamily real estate partnership serving as collateral to one of its bonds.  The fair value of the Company’s bond was $10.4 million at the foreclosure date.  The Company sold the real estate property for $10.7 million in net cash proceeds. Because the bond had unrealized gains recorded through accumulated other comprehensive income, the Company transferred unrealized gains of $2.4 million out of equity and into income through an increase to “Net gains due to real estate consolidation and foreclosure” resulting in no impact to overall common equity.  A gain on sale of real estate of $0.3 million was recorded to “Income (loss) from discontinued operations, net of tax.”

During the second quarter of 2013, the Company took a deed-in-lieu of foreclosure on a multifamily real estate property serving as collateral to one of its bonds.  The fair value of the Company’s bond was $7.3 million at March 31, 2013 and during the second quarter of 2013, after taking title to the property, the Company sold the real estate property for $7.3 million in net cash proceeds. Because the bond had unrealized gains recorded through accumulated other comprehensive income, the Company transferred unrealized gains of $1.2 million out of equity and into income through an increase to “Net gains due to real estate consolidation and foreclosure” resulting in no impact to overall common shareholders’ equity.

For information regarding real estate held-for-sale related to CFVs see Note 16, “Consolidated Funds and Ventures.”

Note 5—OTHER ASSETS

The following table summarizes other assets at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Other assets:
Solar facilities (includes other assets such as cash and other receivables)	$5,640	$7,960
Investment in a real estate partnership	6,089	6,266
Accrued interest receivable	1,461	6,035
State tax receivables, net	219	2,403
Debt issuance costs, net	3,705	10,199
Loans receivable	1,188	1,165
Other assets	2,210	3,428
Other assets held by CFVs (1)	23,714	17,568
Total other assets	$44,226	$55,024

(1)       For more information see Note 16, “Consolidated Funds and Ventures.”

Solar Facilities

At September 30, 2013, the Company had a solar investment fund and four solar facilities with a carrying value of $4.9 million.   These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built.  The useful life of these solar facilities is generally twenty years.

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

The Company has a contingent liability to creditors of its remaining solar facilities who provided non-recourse debt to finance the solar facilities.  The Company entered into agreements with these creditors to provide for contingent interest to be paid to them should the Company recover its investment in the solar facilities.  The total contingent liability associated with these agreements was $1.3 million at September 30, 2013 and should the facilities generate enough cash to pay the contingent interest, the Company will begin to record the associated contingent interest expense.

Investment in a Real Estate Partnership

Investment in a real estate partnership represents a 33.3% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The remaining interest in the partnership is held by a third party who had also loaned money to the developer on the same land parcel.  The ownership interests in the partnership were determined based on the relative loan amounts provided by the Company and the third party lender.  This third party interest holder is the primary beneficiary of the partnership.

The following table displays the total assets and liabilities held by the real estate partnership  in which the Company held an equity investment at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Investment in a real estate partnership:
Total assets (primarily real estate)	$18,800	$18,820
Total liabilities	447	–

The following table displays the net (loss) income for the three months and nine months ended September 30, 2013 and 2012 for the real estate partnership:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(194)	$(38)	$(583)	$302

Accrued Interest Receivable

As part of the TEB sale, the accrued interest related to the bonds transferred ($4.4 million) to the Purchaser was also transferred as part of the sale.

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns.  A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $0.7 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively, has been recorded through “Other liabilities.”

On March 20, 2013, the Company entered into a closing agreement with the Commonwealth of Massachusetts for all years covered by an audit of the Company by the Commonwealth of Massachusetts. Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company.  The Company received the refund on April 8, 2013.  This agreement also resolved $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012.  As a result, during the first quarter of 2013 the Company recorded a $1.6 million benefit on the consolidated statements of operations for the reduction of the liability for unrecognized tax benefits reflected in “Income tax (expense) benefit” for the nine months ended September 30, 2013.

Debt issuance costs, net

As part of the Company’s sale of its common shares in TEB, the Purchaser assumed the debt obligations held by TEB at June 30, 2013 ($695.7 million of unpaid principal on the Company’s balance sheet at June 30, 2013).  As a result, the Company accelerated the recognition of unamortized debt issuance costs associated with this debt and increased its bond-related debt interest expense by $5.5 million during the second quarter of 2013.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	Weighted-Average Effective Interest Rate at September 30, 2013	December 31, 2012	Weighted-Average Effective Interest Rate at December 31, 2012
Asset Related Debt (1)
Senior interests in and debt owed to securitization trusts
Due within one year	$–	–%	$–	–%
Due after one year	–	–	589,592	2.1
Mandatorily redeemable preferred shares
Due within one year	–	–	4,901	7.5
Due after one year	–	–	83,819	7.4
Notes payable and other debt – bond related (2)
Due within one year	21,261	1.8	–	–
Due after one year	125,043	5.5	57,729	5.0
Notes payable and other debt – non-bond related
Due within one year	1,446	9.2	17,617	9.9
Due after one year	7,156	9.9	8,290	9.8

Total asset related debt	154,906	5.2	761,948	3.2

Other Debt (1)
Subordinate debentures (3)
Due within one year	742	8.1	529	8.1
Due after one year	142,157	7.2	193,971	6.9
Notes payable and other debt
Due within one year (4)	5,342	10.0	10,444	13.5
Due after one year	61,837	5.3	20,634	6.4

Total other debt	210,078	6.7	225,578	7.2

Total asset related debt and other debt	364,984	6.1	987,526	4.1

Debt related to CFVs (5)
Due within one year	35	6.0	5,908	10.0
Due after one year	96,107	4.5	49,525	2.7
Total debt related to CFVs	96,142	4.5	55,433	3.5

Total debt	$461,126	5.7	$1,042,959	4.1

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
(2)     Included in notes payable and other debt were unamortized discounts of $1.7 million at December 31, 2012.
(3)     Included in the subordinate debt balance were $1.3 million of net discounts and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) and $7.1 million of net premiums and effective interest rate payable at September 30, 2013 and December 31, 2012, respectively.
(4)     This amount includes $3.8 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.
(5)     See Note 16, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at September 30, 2013:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt
2013	$4,754	$133
2014	25,157	469
2015	67,007	403
2016	34,133	435
2017	3,737	469
Thereafter	228,985	92,974
Net discount	1,211	1,259
Total	$364,984	$96,142

Included in the 2013 principal payments for asset related debt and other debt is $3.8 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Senior Interests in and Debt Owed to Securitization Trusts

On July 3, 2013, all but $2.5 million of the Company’s unpaid principal of $577.1 million in senior interests in and debt owed to securitization trusts at June 30, 2013, was transferred to the Purchaser of the Company’s common shares in TEB.  During the second quarter of 2013, the Company recognized $4.6 million of unamortized debt issuance costs associated with this debt that was recorded within other assets.  During the third quarter of 2013, the remaining $2.5 million in senior interests and debt owed to securitization trusts was repaid.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $11.3 million (including $4.6 million related to the acceleration of the unamortized debt issuance costs discussed above) and $9.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Mandatorily Redeemable Preferred Shares

All of the Company’s mandatorily redeemable preferred shares were transferred to the Purchaser of the Company’s common shares in TEB at the liquidation amount of $121.0 million.  During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount.  In addition, the Company recognized $0.9 million of unamortized debt issuance costs associated with this debt that was recorded within other assets.

Interest expense on mandatorily redeemable preferred shares totaled $6.5 million (including $3.2 million related to the acceleration of debt issuance costs and issuance discounts discussed above) and $6.4 million for the nine months ended September 30, 2013 and 2012, respectively.

During the first quarter of 2013, TEB issued $74 million (unpaid principal) of mandatorily redeemable preferred shares with a distribution rate of 5.0%.  Proceeds from this issuance were used to redeem $43.2 million (liquidation preference) of then outstanding mandatorily redeemable preferred shares at a rate of 7.5%.  The Company recorded a loss on debt extinguishment of $1.5 million during the first quarter of 2013, due to the acceleration of unamortized debt issuance costs and issuance discounts related to the redemption.  These losses are reflected in “Net (losses) gains on early extinguishment of liabilities” for the nine months ended September 30, 2013.

Notes Payable and Other Debt – Bond Related

This debt is comprised of proceeds received on bond and bond interest transfers that did not qualify for sale accounting treatment because the Company either transferred a participation interest or the Company entered into a performance guarantee at the time of transfer. This debt also includes financing proceeds received on TRS agreements where the related bond did not receive sale accounting treatment.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at September 30, 2013:

(dollars in thousands)
Issuer	Principal	Net Premium/ (Discount)	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$29,651	$–	$29,651	–	Various dates through December 2033	8.0%

MFH	33,286	565	33,851	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3%

MFH	30,116	331	30,447	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%

MFH	17,219	150	17,369	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%

MFH	31,308	273	31,581	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%

	$141,580	$1,319	$142,899

Interest expense on the subordinate debt totaled $8.2 million and $11.4 million for the nine months ended September 30, 2013 and 2012, respectively.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest. As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the repurchased debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. The gain on debt extinguishment is recorded in “Net (losses) gains on early extinguishment of liabilities” on the consolidated statements of operations for the first nine months of 2013.

Notes Payable and Other Debt

At September 30, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock investment.  See Note 3, “Investment in Preferred Stock” for more information.   The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.25% at September 30, 2013), which resets quarterly.  The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

Letters of Credit

On July 1, 2013, $0.1 million in a letter of credit expired unused and $2.9 million was canceled unused on July 31, 2013.  As a result, the Company had no letters of credit outstanding at September 30, 2013.

Note 7— DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative liabilities fair value balances at September 30, 2013 and December 31, 2012.

	Fair Value
(in thousands)	September 30, 2013	December 31, 2012
Interest rate swaps	$662	$3,184
Other	–	360
Total derivative financial instruments	$662	$3,544

The following table summarizes the derivative notional amounts at September 30, 2013 and December 31, 2012.

	Notional
(in thousands)	September 30, 2013	December 31, 2012
Interest rate swaps	$7,837	$24,885

The following table summarizes derivative activity for the three months and nine months ended September 30, 2013 and 2012.

	Realized/Unrealized (Losses) Gains For the three months ended September 30,		Realized/Unrealized (Losses) Gains For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest rate swaps(1)	$(76)	$(655)	$(156)	$(2,336)
Other	–	(3)	215	202
Total	$(76)	$(658)	$59	$(2,134)

(1)     The cash paid and received on interest rate swaps is settled on a net basis and recorded through “Net gains (losses) on assets and derivatives.” Net cash interest paid was $0.1 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. Net cash paid was $0.7 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	September 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613	$31,371	$35,807
Loans receivable	1,174	–	–	302	1,072	383

Liabilities:
Senior interests in and debt owed to securitization trusts	–	–	–	–	589,592	589,778
Mandatorily redeemable preferred shares	–	–	–	–	88,720	91,517
Notes payable and other debt, bond related	146,304	–	–	145,091	57,729	59,001
Notes payable and other debt, non-bond related	75,781	–	–	67,851	56,985	48,696
Notes payable and other debt related to CFVs	96,142	–	49,745	44,977	55,433	55,580
Subordinate debt issued by MFH	113,248	–	–	42,869	164,500	47,219
Subordinate debt issued by MFI	29,651	–	–	29,651	30,000	30,000

Investment in preferred stock  –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks.  At December 31, 2012, the fair value also included the obligation related to the embedded loss-sharing feature contained in the Series B and C preferred stock agreements.  These loss reimbursement agreements expired on May 15, 2013.

Loans receivable  –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.  Loans receivable is recorded through “Other assets.”

Notes payable and other debt   – The fair value was estimated based on discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinate debt – The fair value of the subordinate debt was estimated using best available market benchmarks, taking into account credit risk.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

		Fair Value Measurement Levels at September 30, 2013
(in thousands)	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$196,485	$–	$–	$196,485

Liabilities:
Derivative liabilities	$662	$–	$–	$662

		Fair Value Measurement Levels at December 31, 2012
(in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$969,394	$–	$–	$969,394

Liabilities:
Derivative liabilities	$3,544	$–	$2,477	$1,067

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, July 1, 2013	$896,322	$(694)
Net losses included in earnings	(1,321)	32
Net losses included in other comprehensive income (1)	(80,682)	–
Impact from sales/redemptions	(606,121)	–
Bonds eliminated due to real estate consolidation and foreclosure	(10,168)	–
Impact from settlements	(1,545)	–
Balance, September 30, 2013	$196,485	$(662)

(1)     This amount includes $5.2 million of unrealized net holding losses arising during the period, which is then reduced by $0.9 million of unrealized bond losses reclassified into operations.  This amount is then increased by $76.4 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the three months ended September 30, 2013.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at July 1, 2013, but settled during the third quarter of 2013	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2013	(939)	(382)	32
Additional realized gains (losses) recognized	76,362	-	(77)
Total gains (losses) reported in earnings	$75,423	$(382)	$(45)

(1)     Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

(2)   Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, July 1, 2012	$1,006,539	$(1,192)
Net losses included in earnings	(3,373)	(27)
Net gains included in other comprehensive income (1)	15,085	–
Impact from purchases	–	–
Impact from sales	–	–
Bonds eliminated due to real estate consolidation and foreclosure	(21,545)	–
Impact from settlements	(2,419)	–
Balance, September 30, 2012	$994,287	$(1,219)

(1)     This amount includes $12.8 million of unrealized net holding gains arising during the period, which is then increased by $2.3 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond sale or redemption and derivative settlement for the three months ended September 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at July 1, 2012, but settled during the third quarter of 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2012	(2,282)	(1,091)	(27)
Additional realized gains (losses) recognized	2	–	(76)
Total losses reported in earnings	$(2,280)	$(1,091)	$(103)

(1)     Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

(2)    Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net losses included in earnings	(4,589)	259
Net losses included in other comprehensive income (1)	(91,980)	–
Impact from sales/redemptions	(612,154)	–
Bonds eliminated due to real estate consolidation and foreclosure	(55,275)	–
Impact from settlements	(8,911)	146
Balance, September 30, 2013	$196,485	$(662)

(1)     This amount includes $16.8 million of unrealized net holding losses arising during the period, which is then reduced by $1.8 million of unrealized bond losses reclassified into operations.  This amount is then increased by $77.0 million of unrealized gains related to bonds that were redeemed

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the nine months ended September 30, 2013.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at January 1, 2013, but settled during the first nine months of 2013	$(530)	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2013	(1,242)	(2,817)	259
Additional realized gains (losses) recognized	76,960	–	(230)
Total gains (losses) reported in earnings	$75,188	$(2,817)	$29

(1)     Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

(2)     Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.
The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(1,167)
Net losses included in earnings	(6,397)	429
Net gains included in other comprehensive income (1)	31,806	–
Impact from purchases	6,189	–
Impact from sales	(8,172)	–
Bonds eliminated due to real estate consolidation and foreclosure	(34,108)	–
Impact from settlements	(16,659)	128
Transfer into Level 3	–	(609)
Balance, September 30, 2012	$994,287	$(1,219)

(1)     This amount includes $28.4 million of unrealized net holding gains arising during the period, which is then increased by $3.4 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the nine months ended September 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during the first nine months of 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2012	(3,369)	(3,028)	(180)
Additional realized gains (losses) recognized	54	–	(228)
Total losses reported in earnings	$(3,315)	$(3,028)	$(408)

(1)     Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

(2)    Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – For most of our performing bonds, the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size. The weighted average discount rate for the performing bond portfolio was 7.36% and 7.45% at September 30, 2013 and December 31, 2012, respectively for performing bonds still held in the portfolio at September 30, 2013.  If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain currently performing bonds where payment of full principal and interest is uncertain, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 8.6% and 8.2% at September 30, 2013 and December 31, 2012, respectively for these bonds still in the portfolio at September 30, 2013.  The capitalization rate averaged 6.6% and 6.9% at September 30, 2013 and December 31, 2012, respectively, for these bonds still in the portfolio at September 30, 2013.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market.  To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – At September 30, 2013, the Company had one interest rate swap contract.  This contract was valued using an internal valuation model, taking into consideration credit risk.

Non-recurring Valuations

At year-end 2012 and September 30, 2013, the only non-recurring instruments were certain loans held-for-sale; however, the Company’s loan portfolio at each period-end was de minimis.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,281	$26,178	$1,531
Other	–	–	376	34
Total	$26,178	$1,281	$26,554	$1,565

Indemnification Contracts

The Company entered into indemnification contracts with the purchaser of the tax credit equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company made no cash payments related to these indemnification agreements for the nine months ended September 30, 2013 or 2012.  The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.  However, it is possible that certain performance guarantees could result in the Company having to pay up to $1.5 million between now and 2017.

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

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at September 30, 2013 and December 31, 2012. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

		September 30, 2013
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Real Estate Held-for- Sale	Investment in Preferred stock	Other Assets	Total Assets Pledged
Notes payable	A	$–	$–	$1,735	$–	$–	$11,728	$13,463
Other	B	35,004	132,930	13,860	–	31,371	326	213,491
CFVs	C	55,945	–	103,649	51,836	–	23,714	235,144
Total		$90,949	$132,930	$119,244	$51,836	$31,371	$35,768	$462,098

		December 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Other Assets	Total Assets Pledged
Notes payable	A	$13	–	1,735	14,302	16,050
Other	B	1,341	59,354	13,402	389	74,486
CFVs	C	53,957	–	111,931	17,568	183,456
Senior interests in and debt owed to securitization trusts	D	2	865,992	2,619	–	868,613
Total		$55,313	$925,346	$129,687	$32,259	$1,142,605

A.	The Company pledges bonds, loans, investments in preferred stock, investments in solar facilities and an investment in a mixed-use real estate development as collateral for notes payable.

B.
The Company pledges collateral in connection with secured borrowings, derivative transactions, other liabilities, guarantee exposure and leases. The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements. In addition, cash may be restricted for funding obligations.

C.	These are assets held by CFVs. The real estate serves as collateral to bonds eliminated in consolidation.

D.	Includes assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2018. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the nine months ended September 30, 2013 and 2012:

	Reported through General and Administrative		Reported through Discontinued Operations
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Rental expense	$(1,537)	$(1,660)	$(492)	$(1,107)
Rental income	976	1,173	492	1,107
Net rental expense	$(561)	$(487)	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at September 30, 2013:

(in thousands)
2013	$457
2014	1,182
2015	1,146
2016	676
2017	108
2018	40
Total minimum future rental commitments	$3,609

At September 30, 2013, the Company expects to receive $1.8 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at September 30, 2013. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008. The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent. In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures. Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. Plaintiffs have appealed the Court’s ruling. As of September 30, 2013, based on the Company’s exposure under the remaining counts, the Company believes it is probable that it will settle this case for at least $0.5 million and as such the Company has a contingent obligation for $0.5 million (reported through “Other liabilities”). If the plaintiffs are successful on appeal, or as a result of an agreed upon settlement, it is possible that the Company could incur additional losses and these additional losses could be significant; however, these losses cannot be estimated at this time. To the extent there are additional losses, the Company expects those losses to be covered by insurance proceeds.

On September 27, 2013, the Company entered into a settlement agreement with the Securities and Exchange Commission (“SEC”) intended to resolve claims as to filing deficiencies of the Company from 2006 through 2010. Pursuant to the settlement, the SEC issued an order revoking registration of our common shares (“Deregistration Order”) effective September 30, 2013. Once the Deregistration Order was effective, the Company was eligible to re-register its common shares with the SEC. Accordingly the Company filed a Registration Statement on Form 8-A on September 30, 2013 to re-register its common shares under Section 12(g) of the Exchange Act, which was effective immediately upon filing. Therefore, as of the filing of our Form 8-A, the Company’s common shares were once again registered under the Exchange Act with the SEC. As a result of the deregistration, and subsequent re-registration, of the Company’s common shares, the Company believes it has resolved the historical filing deficiencies described in Part I, Item 1A “Risk Factors” of the Company’s 2012 Form 10-K.

Note 12—Equity

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income from continuing operations	$73,042	$1,111	$106,927	$5,632
Net income (loss) from discontinued operations	274	(393)	5,215	1,342
Net income to common shareholder	$73,316	$718	$112,142	$6,974

Basic weighted-average shares (1)	42,290	42,304	42,380	42,207
Common stock equivalents (2) (3) (4)	1,626	76	1,443	207
Diluted weighted-average shares	43,916	42,380	43,823	42,414

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)
At September 30, 2013, 2,128,125 stock options were in the money and had a dilutive impact of 1,470,198 shares and 1,373,840 shares for the three months and nine months ended September 30, 2013, respectively. In addition, 260,417 unvested employee deferred shares had a dilutive impact of 156,251 and 69,826 shares for the three and nine months ended September 30, 2013, respectively.

(3)
At September 30, 2012, 850,000 stock options were in the money and had a dilutive impact of 75,508 shares and 206,967 shares for the three months and nine months ended September 30, 2012, respectively. There were no unvested employee deferred shares at September 30, 2012.

(4)
For the three months and nine months ended September 30, 2013, the average number of options excluded from the calculations of diluted earnings per share was 302,287 and 456,803, respectively, because of their anti-dilutive effect. For the three months and nine months ended September 30, 2012, the average number of options excluded from the calculations of diluted earnings per share was 1,512,031 and 1,060,535, respectively, because of their anti-dilutive effect.

On July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes.  As a result of the conversion, the Company will (i) be a direct corporate taxpayer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1 (although there will be investor K-1s for the partial year January 1, 2013 through July 9, 2013). At the date of the conversion to a corporation, there was no impact to the Company’s earnings.

During November 2012, our Board of Directors authorized a one year stock repurchase program of up to $1.0 million. The program was terminated and replaced with a new stock repurchase program as authorized by our Board of Directors on August 8, 2013. Specifically, the Board authorized management to enter into an amended and restated stock repurchase program effective subsequent to the Company’s filing of the June 30, 2013 quarterly report on Form 10-Q, and in any event not earlier than August 15, 2013. Pursuant to this authorization the Company amended and restated the plan on August 16, 2013, to provide for the Company to purchase up to four million shares, and up to 800,000 shares in any one calendar month at a price up to 100% of its common shareholders’ equity per share as shown on its most recently filed periodic report. During September 2013  the Board authorized further amendments to the plan to increase the aggregate shares authorized for repurchase to five million shares, to remove the monthly limit  of  800,000 shares and to allow for block trades.  The Company has repurchased 386,236 shares at an average price of $1.31 during the nine months ended September 30, 2013.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

On July 3, 3013 the perpetual preferred shares were assumed at their liquidation preference amount by the Purchaser of the Company’s common shares in TEB. As a result, the Company recorded a reduction to common shareholders’ equity of $3.0 million representing the difference between the carrying value of the preferred shares of $118.0 million and the liquidation preference amount assumed by the Purchaser of the Company’s common shares in TEB.

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

As discussed in Note 6, “Debt,” during the first quarter of 2013, TEB issued $74 million (liquidation preference) of mandatorily redeemable preferred shares with a distribution rate of 5.0%. Proceeds from this issuance were used to redeem $27.0 million (liquidation preference) of then outstanding perpetual preferred shares with a weighted average distribution rate of 8.5%. The Company recorded a net reduction in common shareholders’ equity of $0.3 million as a result of unamortized issuance discounts and net premiums paid related to the redeemed shares.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Noncontrolling interests in:
LIHTC Funds	$343,962	$379,407
SA Fund	130,915	122,641
Lower Tier Property Partnerships	14,470	10,777
IHS	(1,451)	(1,034)
Total	$487,896	$511,791

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies. In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities. See Note 16, “Consolidated Funds and Ventures” for further information.

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations which primarily consist of unfunded equity commitments to Lower Tier Property Partnerships. The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%). A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss. By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property. The investment balance is also impacted by impairment charges as well as investment disposition activity. The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in the first nine months of 2013. During the first nine months of 2013, the Funds’ investment balance declined by $33.6 million and the noncontrolling interest balance declined by $35.4 million. See Note 16, “Consolidated Funds and Ventures” for further information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligations. The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%. The SA Fund’s investments in for-sale and rental properties are accounted for at fair value. During the first nine months of 2013, the SA Fund’s noncontrolling interest balance increased by $8.3 million, which was due to $7.4 million of capital contributions from third party equity holders and $21.6 million of net operating income partially offset by $20.7 million of foreign currency translation loss adjustments for the nine months ended September 30, 2013.  Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet. The translation losses recorded for the first nine months of 2013 were a result of the weakening of the South African rand as compared to the US dollar. The Company recorded foreign currency translation losses of $0.6 million through OCI allocable to common shareholders for the nine months ended September 30, 2013.

Lower Tier Property Partnerships

At September 30, 2013 and December 31, 2012, two non-profit entities (which are consolidated by the Company) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.

These non-profits held 14 and 12 Lower Tier Property Partnerships of which four and one were classified as held for sale at September 30, 2013 and December 31, 2012, respectively. The remaining properties at each period end were classified as held for use.

IHS

At September 30, 2013 and December 31, 2012, 17% of IHS was held by third parties.

Accumulated Other Comprehensive Income

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the three months ended September 30, 2013.

	Unrealized Gains on Bonds Available- for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at July 1, 2013	$119,239		$(333)	$118,906
Unrealized net holding (losses) gains arising during period	(5,259)		43	(5,216)
Reversal of unrealized gains on sold/redeemed bonds	(76,362)	(1)	–	(76,362)
Reclassification of unrealized losses to income	939		–	939
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(2,411)	(1)	–	(2,411)
Net current period other comprehensive income	(83,093)		43	(83,050)
Balance at September 30, 2013	$36,146		$(290)	$35,856

(1)	Realized gains on bond redemptions included in “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2013.

	Unrealized Gains on Bonds Available- for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,021		$(334)	$138,687
Unrealized net holding (losses) gains arising during period	(16,792)		44	(16,748)
Reversal of unrealized gains on sold/redeemed bonds	(76,960)	(1)	–	(76,960)
Reclassification of unrealized losses to income	1,772		–	1,772
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(10,895)	(1)	–	(10,895)
Net current period other comprehensive income	(102,875)		44	(102,831)
Balance at September 30, 2013	$36,146		$(290)	$35,856

(1)	Realized gains on bond redemptions included in “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

Note 13—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Employees’ Stock-Based Compensation Plan	$279	$22	$1,937	$106
Non-employee Directors’ Stock-Based Compensation Plan	75	63	200	188
Total	$354	$85	$2,137	$294

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 6,722,033 shares authorized to be issued, of which 1,870,936 shares were available to be issued at September 30, 2013. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company primarily has outstanding non-qualified common stock options and restricted shares. Currently only options can be issued from the existing plan because the plan has only been approved by the Company and not its shareholders.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2012 (1)	1,145	$7.01	7.2	$–	$181
Granted in 2012	1,200	0.36
Outstanding at December 31, 2012 (1)	2,345	3.61	7.8	58	355
Forfeited/Expired in 2013	(264)	26.50
Outstanding at September 30, 2013 (1)	2,081	0.70	7.6	2,024	2,076

Number of options that were exercisable at:
December 31, 2012	1,333	6.08	6.6
September 30, 2013	1,436	0.86	7.2

(1)       Intrinsic value is based on outstanding shares.
(2)       Only options that were amortized based on a vesting schedule have a liability balance.  These options were 1,812,118; 1,486,345; and   818,556 at September 30, 2013, December 31, 2012 and January 1, 2012, respectively.

The value of employee options increased by $1.7 million in the first nine months of 2013 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The deferred shares that were issued to employees in the second quarter of 2013 have time and price vesting requirements. Half of the shares vest in three equal tranches over the next three years. The other half of the deferred shares will vest when certain average stock prices have been met.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price
January 1, 2013	29	$24.98
Granted in 2013	312	0.88
September 30, 2013	341	2.92

The Company recognized $0.2 million of additional compensation expense related to employee deferred shares, mainly driven by new grants executed in the second quarter of 2013.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5,650,000 shares for issuance, of which 2,270,735 were available to be issued at September 30, 2013. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27.0	$24.69	1.1	$–
Expired/Forfeited in 2012	(10.0)	24.74
Granted in 2012	78.1	0.36	9.8
Outstanding at December 31, 2012	95.1	4.70	8.3	–
Expired/Forfeited in 2013	(17.0)	24.67	–
Outstanding at September 30, 2013	78.1	0.36	9.2	73

Number of options that were exercisable at:
December 31, 2012	17.0	24.67	0.4
September 30, 2013	58.6	0.36	9.2

Stock options awarded in 2012 were valued at $25,000 at the date of issuance and will vest in four equal installments on the last day of each of each quarter during 2013. See the table below which summarizes the director options that vested during the period presented and the deferred shares granted to the directors for services rendered for the nine months ended September 30, 2013 and 2012. The directors are fully vested in the deferred shares at the grant date.

(in thousands, except per share data)	Shares Granted	Deferred Share Grants	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
September 30, 2013	5	62	$1.21	59	$200
September 30, 2012	–	292	0.32	-	188

For the nine months ended September 30, 2013 and 2012, the Company recognized $200,000 and $187,500 in Director fees, of which $100,000 and $93,750 was paid in cash and the balance in deferred shares and vested options. Director fees are reflected in “General and administrative” on the consolidated statements of operations.

The Company appointed a new Director in August 2013. The Company incurred Director fees for six independent directors for the three months ended September 2013 as well as fees for five independent directors for the six months ended June 30, 2013 and nine months ended September 2012.

Note 14—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. The Shelter Group provides property management services for certain properties that serve as collateral for the Company’s bonds. During the nine months ended September 30, 2013 and 2012, there were two and three such property management contracts, respectively, securing the Company’s bonds (including those bonds eliminated in consolidation). Fees paid by the properties to The Shelter Group under these contracts were $0.2 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Four rental properties with a carrying value of $51.8 million were classified as real estate held-for-sale at September 30, 2013.  The revenues, expenses and all other statement of operations amounts were reclassified to “Income (loss) from discontinued operations, net of tax.”

During the first quarter of 2013, the same non-profit entity sold a property that was classified as held-for-sale on the consolidated balance sheet at December 31, 2012. The sale generated $20.1 million of net cash proceeds. As a result of the sale, the Company recognized a gain on sale of the real estate of $5.0 million of which $1.4 million was allocable to noncontrolling interests as reflected in the nine months ended September 30, 2013.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Sublease income	$-	$369	$492	$1,107
Income from CFVs (primarily rental income)	3,511	5,034	10,968	14,999
Income from REO operations	-	-	-	57
Rent expense	-	(369)	(492)	(1,107)
Expenses from CFVs (primarily operating expenses)	(3,594)	(4,545)	(10,152)	(14,707)
Other income	46	113	44	345
Net gains on property acquisition	320	-	320	-
Net income before disposal activity	283	602	1,180	694
Disposal:
Net gains related to REO	95	-	95	-
Net gains related to CFVs	25	-	5,252	-
Net income from discontinued operations	403	602	6,527	694
(Income) loss from discontinued operations allocable to noncontrolling interests	(129)	(995)	(1,312)	648
Net income (loss) to common shareholders from discontinued operations	$274	$(393)	$5,215	$1,342

The details of net income to common shareholders from discontinued operations for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$-	$765	$1,108	$2,349
Other income	399	478	1,268	1,476
Other expense	(245)	(1,636)	(1,161)	(2,483)
Net gains on disposal of REO	95	-	95	-
Net gains on redemption of bonds	25	-	3,905	-
Net income to common shareholders from discontinued operations	$274	$(393)	$5,215	$1,342

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

The total assets, by type of consolidated fund or venture, at September 30, 2013 and December 31, 2012 are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
LIHTC Funds	$343,544	$381,394
SA Fund	184,770	175,572
Consolidated Lower Tier Property Partnerships	162,286	135,674
Other consolidated entities	2,065	922
Total assets of CFVs	$692,665	$693,562

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties.  These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below).  The LIHTC Funds account for these investments using the equity method of accounting.  The Company sold its GP interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009.  However, the Company retained its GP interest in certain LIHTC Funds.  The Company continues to consolidate 11 funds at September 30, 2013 and December 31, 2012.  The Company’s GP ownership interests of the funds remaining at September 30, 2013 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes.  At September 30, 2013 and December 31, 2012, the Company’s maximum exposure under these guarantees is estimated to be approximately $659.7 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa (see SA Fund investments in the Asset Summary below).  The SA Fund has $125.8 million in equity commitments from investors, of which $115.3 million has been funded at September 30, 2013.  As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.4 million.  At September 30, 2013, the Company had funded $3.2 million of this equity commitment.  The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded.  Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated.  The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the GP’s interest in the Lower Tier Property Partnership to affiliates of the Company.  Generally, the Company will take these actions to either preserve the tax status of the Company’s bonds and/or to protect the LIHTC Fund’s interests in the tax credits.  As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships.  The Company consolidated 14 and 12 Lower Tier Property Partnerships at September 30, 2013 and December 31, 2012, respectively.  Lower Tier Property Partnerships own and operate affordable multifamily housing rental properties (see real estate held-for-use, net and held-for-sale in the Asset Summary below).

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At September 30, 2013, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at September 30, 2013 and December 31, 2012.

Asset Summary:

(in thousands)	September 30, 2013	December 31, 2012
Cash, cash equivalents and restricted cash	$55,945	$53,957
Investments in Lower Tier Property Partnerships	299,730	333,335
SA Fund investments	157,791	161,433
Real estate held-for-use, net	103,649	111,931
Real estate held-for-sale	51,836	15,338
Other assets	23,714	17,568
Total assets of CFVs	$692,665	$693,562

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
LIHTC Funds’ investment in Lower Tier Property Partnerships	$299,730	$333,335
Total assets of Lower Tier Property Partnerships (1)	$1,335,223	$1,371,880
Total liabilities of Lower Tier Property Partnerships (1)	1,039,405	1,041,961

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation held by the LIHTC Funds’ underlying Lower Tier Property Partnerships.  The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at September 30, 2013 and December 31, 2012, was $63.6 million and $421.3 million, respectively.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.”  The SA Fund investments are carried at their fair value of $157.8 million and $161.4 million at September 30, 2013 and December 31, 2012, respectively and are considered Level 3 valuations.  As noted in the following table, during the first nine months of 2013, the Fund recorded fair value gains of $20.2 million based on internal fair value estimates; however, these gains were more than offset by $27.2 million of foreign currency translation losses. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet. The translation losses recorded for the first nine months of 2013 were a result of the weakening of the South African rand as compared to the US dollar.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30,
(in thousands)	2013	2012
Balance, July 1,	$156,723	$126,950
Net gains (losses) included in earnings	2,882	(4,511)
Net foreign currency translation losses included in other comprehensive income	(2,658)	(153)
Impact from purchases	8,029	22,713
Impact from sales	(7,185)	(73)
Balance, September 30,	$157,791	$144,926

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30,
(in thousands)	2013	2012
Balance, January 1,	$161,433	$108,329
Net gains included in earnings	20,178	5,480
Net foreign currency translation losses included in other comprehensive income	(27,226)	(3,836)
Impact from purchases	15,699	42,449
Impact from sales	(12,293)	(7,496)
Balance, September 30,	$157,791	$144,926

The SA Fund has committed $171.3 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $132.3 million was funded at September 30, 2013.

Lower Tier Property Partnership’s Real estate held-for-use, net

The real estate held-for-use by Lower Tier Property Partnerships, which are consolidated by the Company, was comprised of the following at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Building, furniture and fixtures	$108,036	$116,320
Accumulated depreciation	(16,274)	(15,598)
Land	11,887	11,209
Total	$103,649	$111,931

Depreciation expense was $6.5 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively, of which $2.0 million and $3.7 million was recorded in discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the nine months ended September 30, 2013 and 2012.

The Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company.  The Company does not have an equity interest in the Lower Tier Property Partnerships or the non-profit entities.  However, the Company provided debt financing to the Lower Tier Property Partnerships.  In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Lower Tier Property Partnerships is reflected on the Company’s balance sheet.  The Company’s bonds have been eliminated against the related mortgage debt obligations of the Lower Tier Property Partnerships.  The Company’s maximum loss exposure is the fair value of its bonds.  At September 30, 2013, the fair value of these bonds was $50.5 million, including $2.7 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

The decrease in real estate held-for-use was primarily due to four rental properties, with a carrying value of $51.8 million at September 30, 2013, converting to real estate held-for-sale during the quarter. The decrease was partially offset by the consolidation of five rental properties during the second quarter of 2013, with a carrying value of $42.9 million at September 30, 2013.

Lower Tier Property Partnership’s Real estate held-for-sale

The real estate held-for-sale by Lower Tier Property Partnerships, which are consolidated by the Company, was comprised of the following at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Cash	$4,216	$318
Building, furniture and fixtures	48,133	14,740
Accumulated depreciation	(5,786)	(959)
Land	5,111	1,215
Other assets	162	24
Total	$51,836	$15,338

The Company had four and one rental properties classified as held-for-sale and reported through discontinued operations at September 30, 2013 and December 31, 2012, respectively. The properties are no longer depreciated and are carried at the lower of the property’s fair value less costs to sell or its current carry value. See Note 15, “Discontinued Operations,” for information on these properties.

The Lower Tier Property Partnerships which own real estate held-for-sale (affordable multifamily properties) were consolidated by a non-profit that is in turn consolidated by the Company. As of September 30, 2013, the Company does not have any equity in the Lower Tier Property Partnerships or the non-profit. However, the Company provided debt financing to the Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnership, the real estate held by the Lower Tier Property Partnership is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At September 30, 2013, the fair value of our debt financing was $83.7 million, including $33.1 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

If the four rental properties are sold at the estimated fair value of $83.7 million, then the Company’s common equity will increase by $33.1 million.

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Liabilities of CFVs:
Debt	$96,142	$55,433
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	13,461	15,881
Other liabilities	10,167	6,150
Total liabilities of CFVs	$119,770	$77,464

Debt

At September 30, 2013 and December 31, 2012, the debt of the CFVs had the following terms:

	September 30, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,621	$49,621	2.6%	April 2018
Lower Tier Property Partnerships	46,521	46,648	6.4	Various dates through March 2049

	December 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 2018
Lower Tier Property Partnerships	6,081	7,289	10.4	Various dates through October 2021

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million. The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of September 30, 2013.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.”  The SA Fund derivative assets are carried at their fair value of $7.2 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively based on Level 2 valuations.

At September 30, 2013 the SA Fund had $3.4 million of cash pledged as collateral for the foreign exchange derivative contracts.

Lower Tier Property Partnerships

During the third quarter of 2013, the Company sold 10 bonds and bond interests to the Purchaser of TEB. For these bonds, our consolidated balance sheet reflected real estate instead of bond investments because a non-profit that we consolidate was deemed to be the primary beneficiary of Lower Tier Property Partnerships that held the real estate serving as collateral to the bonds. Therefore, upon the sale of TEB, the cash proceeds received on the 10 bonds and bond interests were recorded as debt owed by the Lower Tier Property Partnerships of $75.2 million. Subsequent to the TEB sale and during third quarter of 2013, we repurchased four of these bond interests thereby causing the outstanding debt obligation to decline by $28.9 million.

Other

The following section provides more information related to the income statement of the CFVs for the three months and nine months ended September 30, 2013 and 2012.

Income Statement Summary:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Rental and other income from real estate	$3,736	$1,800	$9,096	$3,715
Interest and other income	3,739	2,267	7,784	4,743
Total revenue from CFVs	7,475	4,067	16,880	8,458

Expenses:
Depreciation and amortization	2,386	1,525	6,169	4,056
Interest expense	1,253	441	2,228	1,237
Other operating expenses	3,696	1,923	8,602	4,580
Foreign currency loss	840	330	8,390	1,148
Asset impairments	6,679	4,820	14,559	10,102
Total expenses from CFVs	14,854	9,039	39,948	21,123

Net gains (losses) related to CFVs:
Investment gains (losses)	3,554	(4,511)	20,849	5,479
Derivative gains (losses)	258	(97)	6,883	98
Net loss on sale of properties	–	–	–	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,343)	(6,486)	(20,129)	(25,917)
Net loss	(9,910)	(16,066)	(15,465)	(33,175)
Net losses allocable to noncontrolling interests in CFVs (1)	11,046	17,268	18,426	36,526
Net income allocable to the common shareholders related to CFVs	$1,136	$1,202	$2,961	$3,351

(1)       Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the two non-profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders related to CFVs for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$274	$1,169	$1,779	$1,789
Asset management fees	888	937	2,629	3,521
Guarantee fees	331	331	993	1,042
Equity in losses from Lower Tier Property Partnerships	(383)	(1,092)	(2,821)	(3,031)
Equity in income (loss) from SA Fund	151	(99)	643	165
Other expense	(125)	(44)	(262)	(135)
Net income allocable to the common shareholders	$1,136	$1,202	$2,961	$3,351

Note 17—segment Information

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

The Company owns and manages a portfolio of tax-exempt bonds, a substantial majority of which are backed by affordable multifamily rental properties.  The Company also manages low income housing tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.

International Operations

Outside of the US, we are in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.  The Company’s International Operations take place through a subsidiary, IHS.

The following tables reflect the results of the business segments for the three months and nine months ended September 30, 2013 and 2012.  The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income.

Consolidated Funds and Ventures

CFVs are entities for which the Company is deemed to be the primary beneficiary.  The Company earns revenue from these CFVs mainly through asset management fees, interest income (mostly relating to interest on bonds) and guarantee fees.

	For the three months ended September 30, 2013
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated

Total interest income	$4,644	$10	$3,739	$(274)	A	$(3,739)	$4,380
Total interest expense	2,199	–	1,527	(274)	A	(1,253)	2,199
Net interest income	2,445	10	2,212	–		(2,486)	2,181

Total fee and other income	2,651	703	3,736	(1,219)	B	(3,736)	2,135
Revenue from CFVs	–	–	–	–		7,475	7,475
Total non-interest revenue	2,651	703	3,736	(1,219)		3,739	9,610
Total revenues, net of interest expense	5,096	713	5,948	(1,219)		1,253	11,791

Operating and other expenses:
Interest expense	3,593	35	–	–		–	3,628
Operating expenses	4,016	1,356	4,915	(1,219)	B	(3,696)	5,372

Impairment on bonds and provision for loan losses	939	5	–	–		–	944
Other expenses	1,463	72	9,905	(357)	C, D	(9,905)	1,178
Expenses from CFVs	–	–	–	–		14,854	14,854
Total operating and other expenses	10,011	1,468	14,820	(1,576)		1,253	25,976
Net gains on assets, derivatives and extinguishment of liabilities	76,304	16	3,812	–		(3,812)	76,320
Net gains due to real estate consolidation and foreclosure	2,411	–	–	–		–	2,411
Net gains related to CFVs	–	–	–	–		3,812	3,812
Equity in losses from Lower Tier Property Partnerships	–	–	(6,111)	(232)	C	–	(6,343)
Income (loss) from continuing operations before income taxes	73,800	(739)	(11,171)	125		–	62,015
Income tax benefit	(123)	–	–	–		–	(123)
Income from discontinued operations, net of tax	274	–	129	–		–	403
Net income (loss)	73,951	(739)	(11,042)	125		–	62,295
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(36)	–	–	–		–	(36)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	140	11,171	(125)	D	–	11,186
Related to discontinued operations	–	–	(129)	–		–	(129)
Net income (loss) to common shareholders	$73,915	$(599)	$–	$–		$–	$73,316

	For the three months ended September 30, 2012
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated

Total interest income	$17,387	$7	$2,267	$(1,169)	A	$(2,267)	$16,225
Total interest expense	6,547	–	1,610	(1,169)	A	(441)	6,547
Net interest income	10,840	7	657	–		(1,826)	9,678

Total fee and other income	2,336	761	1,800	(1,268)	B	(1,800)	1,829
Revenue from CFVs	–	–	–	–		4,067	4,067
Total non-interest revenue	2,336	761	1,800	(1,268)		2,267	5,896
Total revenues, net of interest expense	13,176	768	2,457	(1,268)		441	15,574

Operating and other expenses:
Interest expense	4,607	32	–	–		–	4,639
Operating expenses	3,722	1,546	3,191	(1,268)	B	(1,923)	5,268
Impairment on bonds and provision for loan losses	919	–	–	–		–	919
Other expenses	2,038	152	6,675	(1,235)	C,D	(6,675)	955
Expenses from CFVs	–	–	–	–		9,039	9,039
Total operating and other expenses	11,286	1,730	9,866	(2,503)		441	20,820
Net losses on assets, derivatives and extinguishment of liabilities	(501)	–	(4,608)	–		4,608	(501)
Net gains due to real estate consolidation and foreclosure	2,853	–	–	–		–	2,853
Net gains related to CFVs	–	–	–	–		(4,608)	(4,608)
Equity in losses from Lower Tier Property Partnerships	–	–	(5,295)	(1,191)	C	–	(6,486)
Income (loss) from continuing operations before income taxes	4,242	(962)	(17,312)	44		–	(13,988)
Income tax expense	(24)	–	–	–		–	(24)
Income from discontinued operations, net of tax	(393)	–	995	–		–	602
Net income (loss)	3,825	(962)	(16,317)	44			(13,410)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	–	–	–		–	(2,284)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	139	17,312	(44)	D	–	17,407
Related to discontinued operations	–	–	(995)	–		–	(995)
Net income (loss) to common shareholders	$1,541	$(823)	$–	$–		$–	$718

	For the nine months ended September 30, 2013
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated

Total interest income	$36,931	$25	$7,784	$(1,779)	A	$(7,784)	$35,177
Total interest expense	22,213	–	4,007	(1,779)	A	(2,228)	22,213
Net interest income	14,718	25	3,777	–		(5,556)	12,964

Total fee and other income	7,203	2,220	9,096	(3,622)	B	(9,096)	5,801
Revenue from CFVs	–	–	–	–		16,880	16,880
Total non-interest revenue	7,203	2,220	9,096	(3,622)		7,784	22,681
Total revenues, net of interest expense	21,921	2,245	12,873	(3,622)		2,228	35,645

Operating and other expenses:
Interest expense	11,273	101	–	–		–	11,374
Operating expenses	15,843	4,507	12,224	(3,622)	B	(8,602)	20,350

Impairment on bonds and provision for loan losses	1,772	5	–	–		–	1,777
Other expenses	7,265	140	29,118	(2,440)	C,D	(29,118)	4,965
Expenses from CFVs	–	–	–	–		39,948	39,948
Total operating and other expenses	36,153	4,753	41,342	(6,062)		2,228	78,414
Net gains on assets, derivatives and extinguishment of liabilities	114,672	16	27,732	–		(27,732)	114,688
Net gains due to real estate consolidation and foreclosure	10,895	–	–	–		–	10,895
Net gains related to CFVs	–	–	–	–		27,732	27,732
Equity in losses from Lower Tier Property Partnerships	–	–	(17,951)	(2,178)	C	–	(20,129)
Income (loss) from continuing operations before income taxes	111,335	(2,492)	(18,688)	262		–	90,417
Income tax benefit	1,309	–	–	–		–	1,309
Income from discontinued operations, net of tax	5,215	–	1,312	–		–	6,527
Net income (loss)	117,859	(2,492)	(17,376)	262			98,253
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)	–	–	–		–	(3,714)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	489	18,688	(262)	D	–	18,915
Related to discontinued operations	–	–	(1,312)	–		–	(1,312)
Net income (loss) to common shareholders	$114,145	$(2,003)	$–	$–		$–	$112,142

	For the nine months ended September 30, 2012
(in thousands)	US Operations	International Operations	CFVs	Income Allocation Reclasses	Note Ref.	CFVs Adjustments	MMA Consolidated

Total interest income	$51,946	$30	$4,743	$(1,789)	A	$(4,743)	$50,187
Total interest expense	20,090	–	3,026	(1,789)	A	(1,237)	20,090
Net interest income	31,856	30	1,717	–		(3,506)	30,097

Total fee and other income	7,690	2,964	3,715	(4,563)	B	(3,715)	6,091
Revenue from CFVs	–	–	–	–		8,458	8,458
Total non-interest revenue	7,690	2,964	3,715	(4,563)		4,743	14,549
Total revenues, net of interest expense	39,546	2,994	5,432	(4,563)		1,237	44,646

Operating and other expenses:
Interest expense	14,074	105	–	–		–	14,179
Operating expenses	11,948	4,786	9,143	(4,563)	B	(4,580)	16,734

Impairment on bonds and recovery of loan losses	(2,278)	–	–	–		–	(2,278)
Other expenses	5,993	(42)	15,306	(3,001)	C,D	(15,306)	2,950
Expenses from CFVs	–	–	–	–		21,123	21,123
Total operating and other expenses	29,737	4,849	24,449	(7,564)		1,237	52,708
Net losses on assets, derivatives and extinguishment of liabilities	(1,167)	–	5,407	–		(5,407)	(1,167)
Net gains due to real estate consolidation and foreclosure	5,404	–	–	–		–	5,404
Net gains related to CFVs	–	–	–	–		5,407	5,407
Equity in losses from Lower Tier Property Partnerships	–	–	(23,051)	(2,866)	C	–	(25,917)
Income (loss) from continuing operations before income taxes	14,046	(1,855)	(36,661)	135		–	(24,335)
Income tax expense	(65)	–	–	–		–	(65)
Income (loss) from discontinued operations, net of tax	1,342	–	(648)	–		–	694
Net income (loss)	15,323	(1,855)	(37,309)	135		–	(23,706)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(6,852)	–	–	–		–	(6,852)

Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–	358	36,661	(135)	D	–	36,884
Related to discontinued operations	–	–	648	–		–	648
Net income (loss) to common shareholders	$8,471	$(1,497)	$–	$–		$–	$6,974

A.   Primarily related to interest on bonds that the Company earned by holding the bond but which is eliminated because the Company consolidates two non-profits and the associated Lower Tier Property Partnerships and its related real estate. These Lower Tier Property Partnerships each have a mortgage debt obligation that collateralizes a bond.

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

The total assets by segment at September 30, 2013 and December 31, 2012 are presented in the table below:

(in thousands)	September 30, 2013	December 31, 2012
ASSETS
US Operations	$474,884	$1,236,288
International Operations	5,286	4,644
Total segment assets	480,170	1,240,932
Bonds eliminated in consolidation	(92,429)	(114,529)
Net unrealized mark-to-market gains not recorded in consolidation	(32,336)	(10,585)
Other adjustments	(8,214)	(7,628)
Assets of CFVs	692,665	693,562
Total MMA consolidated assets	$1,039,856	$1,801,752

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates through two reportable segments: US Operations and International Operations.

We own and manage a range of real estate related assets. Our primary holdings include a portfolio of tax-exempt bonds, a substantial portion of which are backed by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties. Finally, we own a variety of direct investments in multifamily rental properties and land. Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa.

US Operations

The Company’s bond portfolio consisted of 45 bonds and interests in bonds totaling $321.4 million (based on the fair value of all bonds, including those that have been eliminated due to consolidation), collateralized by 28 real estate properties at September 30, 2013. This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds. At September 30, 2013, approximately 55% of this portfolio was unleveraged.

MuniMae is also the general partner (“GP”) and manager of 13 low income housing tax credit funds (“LIHTC Funds”) which have $852.9 million in capital invested at September 30, 2013, which hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is negligible; however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing in South Africa and, to a lesser extent, Sub-Saharan Africa. At September 30, 2013, the Company’s ownership interest in IHS is approximately 83%. In addition to earning asset management fees, IHS as the managing member is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages a single fund (South Africa Workforce Housing Fund SA I - “SA Fund”), and expects to raise capital for and manage additional funds in the near future.

Liquidity and Capital Resources

As a result of the Company's sale of MuniMae TE Bond Subsidiary, LLC (“TEB”) to Merrill Lynch Portfolio Management, Inc. (together with its affiliates, the “Purchaser”) and the total return swap (“TRS”) agreements with the Purchaser executed during third quarter of 2013, the Company's cash and cash equivalents increased by $19.2 million ($78.7 million cash proceeds received on TEB sale (of which $16.3 million was used to collateralize borrowings with the Purchaser) less $43.2 million of TEB cash and cash equivalents transferred to the Purchaser). See Note 2, “Bonds” for more information. Subsequent to the TEB sale and during third quarter 2013, the Company repurchased certain bonds from the Purchaser using cash of $29.3 million.

On March 28, 2013, the Company sold 100% of its preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three TRS agreements with an affiliate of the purchaser of the preferred stock investments. The primary uses of the sales proceeds were to:
⋅	repurchase subordinate debt ($17.4 million in cash was used to repurchase $45.5 million of unpaid principal) on March 28, 2013;

⋅	pledge collateral against a guarantee obligation ($14.0 million of cash was used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation); and

⋅	pledge collateral of $3.7 million against the TRS.

During the first quarter of 2013 and through a series of transactions, TEB generated $73.3 million of net cash proceeds through a preferred share issuance all of which was used to repurchase and retire preferred shares with higher distribution rates. During the second quarter of 2013, TEB used $9.5 million of cash to repurchase and retire $11.0 million of preferred shares. See “Notes to Consolidated Financial Statements - Note 6, “Debt” and Note 12, “Equity” for more information.

We believe we have sufficient liquidity to meet our obligations as they become due.

Sources of Liquidity

We consolidate certain funds and ventures in which we have no (or nominal) equity interest, therefore we are required to reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flows. As reflected on our consolidated balance sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) are reported in “Restricted cash”, outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the overall increase to cash and cash equivalents is solely related to MuniMae (i.e., without CFVs); however, the individual operating, investing and financing categories include cash flow activity for both MuniMae as well as the CFVs. The tables below provide, by category, the amount of cash activity related to MuniMae as compared to its CFVs.

	For the nine months ended September 30, 2013
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857		$50,857
Net cash provided by (used in):
Operating activities	4,081	3,850	7,931
Investing activities	34,160	7,351	41,511
Financing activities	(43,493)	(11,201)	(54,694)
Net decrease in cash and cash equivalents	(5,252)	–	(5,252)
Cash and cash equivalents at end of period	$45,605		$45,605

	For the nine months ended September 30, 2012
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$42,116		$42,116
Net cash provided by (used in):
Operating activities	16,222	(559)	15,663
Investing activities	6,738	(34,776)	(28,038)
Financing activities	(21,977)	35,335	13,358
Net increase in cash and cash equivalents	983	–	983
Cash and cash equivalents at end of period	$43,099		$43,099

Operating activities

Cash flows provided by operations for MuniMae were $4.1 million and $16.2 million for the nine months ended September 30, 2013 and 2012, respectively. The $12.1 million decrease in cash provided by operating activities was primarily due to:

⋅
a decrease in interest income of $17.6 million primarily as a result of the TEB sale, a $2.0 million increase in operating expenses ($1.5 million related to legal and other professional fees paid related to the TEB sale) and a $1.5 million increase in other expense ($0.4 million related to the remarketing of TEB preferred shares in the first quarter of 2013, $0.3 million in fees related to bond repurchases and $0.3 million related to additional interest expense on solar related debt), partially offset by:

⋅	a $5.4 million reduction in interest expense primarily as a result of the TEB sale and a $3.3 million increase in other income received ($2.0 million related to income tax refunds).

Investing activities

Cash flows provided by investing activities for MuniMae were $34.2 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively. The $27.5 million increase in cash provided by investing activities was primarily due to:

47

⋅
a $19.2 million increase in proceeds received from the sale of real estate, net proceeds of $19.2 million from the sale of TEB (inclusive of the increase in restricted cash of $16.3 million used to collateralize borrowings with the Purchaser) and a $6.2 million decrease in advances on bonds, partially offset by:

⋅
a $10.0 million increase in restricted cash (primarily a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation and excluding the increase in restricted cash related to the TEB sale), a $5.0 million decrease in proceeds received from the redemption of preferred stock and a $1.8 million decrease in principal payments received on loans held for investment.

Financing activities

Cash flows used in financing activities for MuniMae were $43.5 million and $22.0 million for the nine months ended September 30, 2013 and 2012, respectively. The $21.5 million increase in cash used in financing activities was primarily due to:

⋅
a $72.1 million increase in the cash used to repurchase preferred shares, $28.6 million of cash used to repurchase bonds, but treated as repayment of borrowings because we consolidate the related borrowing partnerships, a $12.8 million increase in the repayment of subordinate debentures and a $9.7 million increase in the repayment of other debt, partially offset by:

⋅
a $100.0 million net increase in proceeds from borrowings primarily a result of $73.3 million in proceeds from the issuance of preferred shares and $36.6 million in proceeds from the transfer of our preferred stock investments that did not meet the criteria for sale accounting partially offset by a $9.9 million decrease in proceeds from general borrowings. There was also a $2.4 million decrease in distributions paid to perpetual preferred shareholders.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at September 30, 2013. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	September 30, 2013	Weighted-Average Interest Rate at September 30, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)	$146,304	5.0%
Notes payable and other debt – non-bond related	8,602	9.8
Total asset related debt	154,906	5.2

Other Debt (1)
Subordinate debentures (3)	142,899	7.2
Notes payable and other debt (4)	67,179	5.7
Total other debt	210,078	6.7

Total asset related debt and other debt	364,984	6.1

Debt related to CFVs	96,142	4.5

Total debt	$461,126	5.7

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

(2)	Included in notes payable and other debt were unamortized discounts of $1.7 million at September 30, 2013.

(3)	Included in the subordinate debt balance were unamortized discounts of $1.3 million at September 30, 2013.

(4)	This amount includes $3.8 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Senior Interests in and Debt Owed to Securitization Trusts

On July 3, 2013, all but $2.5 million of the Company’s unpaid principal of $577.1 million in senior interests and debt owed to securitization trusts at June 30, 2013, was transferred to the Purchaser of the Company’s common shares in TEB. During the second quarter of 2013, the Company recognized $4.6 million of unamortized debt issuance costs associated with this debt that was recorded within other assets. During the third quarter of 2013, the remaining $2.5 million in senior interests and debt owed to securitization trust was repaid.

Mandatorily Redeemable Preferred Shares

All of the Company’s mandatorily redeemable preferred shares were transferred to the Purchaser of the Company’s common shares in TEB at the liquidation amount of $121.0 million. During the second quarter of 2013, the Company recognized the remaining unamortized issuance discounts ($2.3 million) previously recorded as a net discount against the debt balance in order to carry the debt at its liquidation amount. In addition, the Company recognized $0.9 million of unamortized debt issuance costs associated with this debt that was recorded within other assets.

Notes Payable and Other Debt – Bond Related

This debt is comprised of proceeds received on bond or bond interest transfers that did not qualify for sale accounting treatment because the Company either transferred a participation interest or the Company entered into a performance guarantee at the time of transfer. This debt also includes financing proceeds received on TRS agreements where the related bond did not receive sale accounting treatment.

Other Debt

Subordinate debt

At September 30, 2013, the Company had $141.6 million of subordinate debt (principal) with a carrying value of $142.9 million and a weighted average effective interest rate of 7.2%.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of the MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest. As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statements of operations for the first nine months of 2013.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Notes payable and other debt

At September 30, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock investment. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.25% at September 30, 2013) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Covenant Compliance and Debt Maturities

At September 30, 2013, the Company had $3.8 million of debt remaining that had come due that continues to be governed by a forbearance agreement that expires April 30, 2015. The Company is complying with the terms of the agreement such that the lender is not pursuing any remedies.

Letters of Credit

On July 1, 2013, a letter of credit in the amount of $0.1 million expired unused and on July 31, 2013, a letter in the amount of $2.9 million was canceled unused. As a result, the Company had no letters of credit outstanding at September 30, 2013.

Guarantees

The following table summarizes guarantees by type at September 30, 2013:

	September 30, 2013
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$26,178	$1,281

The indemnification contracts are with the purchaser of the TCE business and are related to guarantees of investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. We made no cash payments under these indemnification agreements for the nine months ended September 30, 2013.

Our maximum exposure under the indemnification contracts is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.5 million between now and 2017.

In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company continues to hold general partner interests and as a result, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be approximately $659.7 million at September 30, 2013. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At September 30, 2013, the debt related to CFVs had the following terms:

	September 30, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$49,621	$49,621	2.6%	April 2018
Lower Tier Property Partnerships	46,521	46,648	6.4	Various dates through March 2049
Total debt	$96,142	$96,269

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million. The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of September 30, 2013. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

Lower Tier Property Partnerships

During the third quarter of 2013, the Company sold 10 bonds and bond interests to the Purchaser of TEB.  For these bonds, our consolidated balance sheet reflected real estate instead of bond investments because a non-profit that we consolidate was deemed to be the primary beneficiary of Lower Tier Property Partnerships that held the real estate serving as collateral to the bonds.  Therefore, upon the sale of TEB, the cash proceeds received on the 10 bonds and bond interests were recorded as debt owed by the Lower Tier Property Partnerships of $75.2 million. Subsequent to the TEB sale, we repurchased four of these bond interests thereby causing the outstanding debt obligation to decline by $28.9 million.

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

During November 2012, our Board of Directors authorized a one year stock repurchase program of up to $1.0 million. The program was terminated and replaced with a new stock repurchase program as authorized by our Board of Directors on August 8, 2013. Specifically, the Board authorized management to enter into an amended and restated stock repurchase program effective subsequent to the Company’s filing of the June 30, 2013 quarterly report on Form 10-Q, and in any event not earlier than August 15, 2013. Pursuant to this authorization the Company amended and restated the plan on August 16, 2013, to provide for the Company to purchase up to four million shares, and up to 800,000 shares in any one calendar month at a price up to 100% of its common shareholders’ equity per share as shown on its most recently filed periodic report. During September 2013, the Board authorized further amendments to the plan to increase the aggregate shares authorized for repurchase to five million shares, to remove the monthly limit of 800,000 shares and to allow for block trades. The Company has repurchased 386,236 shares at an average price of $1.31 during the nine months ended September 30, 2013.

Dividend Policy

Our Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash. Our Board has not declared a dividend since the fourth quarter of 2007. In the future our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate. It is unlikely that we will pay a dividend for the foreseeable future.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size. If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $24.3 million of net unrealized losses reflected in our bond portfolio on the Consolidated Balance Sheets at September 30, 2013. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

⋅	The determination as to whether an entity is a variable interest entity (“VIE”).

⋅
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

⋅
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

Income Taxes

Through July 9, 2013, the Company was a partnership for income tax purposes. Effective July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making a “check-the-box” election. As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1 (although there will be investor K-1s for the partial year January 1, 2013 through July 9, 2013).

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

The table below summarizes our consolidated financial performance for the three months and nine months ended September 30, 2013 and 2012:

Table 1	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Total interest income	$4,380	$16,225	$35,177	$50,187
Total interest expense	2,199	6,547	22,213	20,090
Net interest income	2,181	9,678	12,964	30,097

Total fee and other income	2,135	1,829	5,801	6,091
Revenue from CFVs	7,475	4,067	16,880	8,458

Total revenues, net of interest expense	11,791	15,574	35,645	44,646

Operating expenses:
Interest expense	3,628	4,639	11,374	14,179
Operating expenses	6,550	6,223	25,315	19,684
Net impairment on bonds and (recovery) for loan losses	944	919	1,777	(2,278)
Total expenses from CFVs	14,854	9,039	39,948	21,123
Total operating expenses	25,976	20,820	78,414	52,708

Net gains (losses) on assets, derivatives and extinguishment of liabilities	76,320	(501)	114,688	(1,167)
Net gains due to real estate consolidation and foreclosure	2,411	2,853	10,895	5,404
Net gains (losses) related to CFVs	3,812	(4,608)	27,732	5,407
Equity in losses from Lower Tier Property Partnerships	(6,343)	(6,486)	(20,129)	(25,917)
Income (loss) from continuing operations before income taxes	62,015	(13,988)	90,417	(24,335)
Income tax (expense) benefit	(123)	(24)	1,309	(65)
Income from discontinued operations, net of tax	403	602	6,527	694
Net income (loss)	62,295	(13,410)	98,253	(23,706)

(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(36)	(2,284)	(3,714)	(6,852)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	11,186	17,407	18,915	36,884
Related to discontinued operations	(129)	(995)	(1,312)	648
Net income to common shareholders	$73,316	$718	$112,142	$6,974

Net interest income

The following table summarizes our net interest income for the three months and nine months ended September 30, 2013 and 2012:

Table 2	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income:
Interest on bonds	$4,214	$15,998	$34,677	$49,467
Interest on loans and short-term investments	166	227	500	720
Total interest income	4,380	16,225	35,177	50,187
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	101	3,085	11,345	9,618
Mandatorily redeemable preferred shares	35	2,073	6,508	6,362
Notes payable and other debt, bond related	1,839	764	3,314	2,228
Notes payable and other debt, non-bond related	224	625	1,046	1,882
Total interest expense	2,199	6,547	22,213	20,090
Total net interest income	$2,181	$9,678	$12,964	$30,097

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total net interest income decreased by 77.5% or $7.5 million, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Interest income on bonds decreased $11.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decline was mainly due to a $794.3 million decline in the weighted average bond UPB (from $1,028.6 million for the third quarter 2012 to $234.3 million for the third quarter 2013) due almost exclusively to the TEB sale. Partially offsetting this decline was an increase in the weighted average effective interest rate of 97 bps to 7.19%, which was primarily driven by an increase in cash collected on non-accrual bonds.

Asset related interest expense (i.e., interest expense associated with debt which finances interest-bearing bond and non-bond assets) decreased 66.4% or $4.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was mainly due to the TEB sale, whereby TEB’s senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares were transferred to the Purchaser. This decline was partially offset by an increase in interest expense associated with bond related notes payable and other debt of $1.1 million. This increase was primarily due to cash proceeds received from the Purchaser on certain bond and bond interest transfers that were treated as secured borrowings because the transfers did not meet the criteria for sale accounting.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total net interest income decreased by 56.9% or $17.1 million, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Interest on bonds decreased by $14.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decline was mainly due to a $337.8 million decline in the weighted average bond UPB (from $1,054.0 million for the nine months ended September 30, 2012 to $716.2 million for the nine months ended September 30, 2013) due primarily to the sale of our common shares in TEB. Partially offsetting this decline was an increase in the weighted average effective interest rate of 20 bps to 6.46%, which was primarily driven by an increase in cash collected on non-accrual bonds.

Asset related interest expense increased 10.6% or $2.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was mainly due to acceleration of unamortized debt issuance costs and discounts in the second quarter of 2013 related to senior interests in and debt owed to securitization trusts ($4.6 million) and mandatorily redeemable preferred shares ($3.2 million) that were transferred to the Purchaser of TEB. Interest expense also increased during the third quarter of 2013 as a result of certain bond and bond interest transfers to the Purchaser of TEB that did not qualify for sale accounting; therefore, secured borrowings and the associated interest expense increased. These increases were partially offset by a declines in interest expense during the third quarter of 2013 associated with senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares that were transferred to the Purchaser of TEB as well as a $16.0 million decline in the weighted average balance of our non-bond related notes payable and other debt.

Other interest expense

The following table summarizes our other interest expense for the three months and nine months ended September 30, 2013 and 2012:

Table 3	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Other interest expense:
Subordinate debentures	$2,491	$3,757	$8,226	$11,374
Notes payable and other debt	1,137	882	3,148	2,805
Total other interest expense	$3,628	$4,639	$11,374	$14,179

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $1.0 million and $2.8 million for the three and nine months ended September 30, 2013 as compared to the three months and nine months ended September 30, 2012, respectively. These declines were mainly driven by repurchases of outstanding subordinate debentures during 2012 and first quarter 2013 of $42.7 million and $45.5 million, respectively.

Operating Expenses

The following table summarizes our operating expenses for the three months and nine months ended September 30, 2013 and 2012:

Table 4	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Salaries and benefits	$2,895	$2,457	$10,045	$7,757
General and administrative	1,102	1,286	3,528	3,814
Professional fees	1,375	1,525	6,777	5,163
Other expenses	1,178	955	4,965	2,950
Total operating expenses	$6,550	$6,223	$25,315	$19,684

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total operating expenses increased 5.2%, or $0.3 million, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 mainly due to an increase in salaries and benefits.

Salaries and benefits increased by $0.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 mainly due to increased expenses related to employee stock awards ($0.3 million) as well as severance expense ($0.2 million). During the three months ended September 30, 2012, the Company did not recognize any stock award compensation expense or severance expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total operating expenses increased 28.6%, or $5.6 million, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 mainly due to increases in salaries and benefits, other expenses and professional fees.

Salaries and benefits increased by $2.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 mainly due to increased expenses related to employee stock awards ($1.9 million) as well as severance expense ($0.2 million). During the nine months ended September 30, 2012, the Company recognized $0.1 million of stock award compensation expense, but did not recognize any severance expense.

Other expenses primarily include depreciation and amortization, asset management costs, asset workout expenses and costs related to our ownership of real estate. Other expenses increased $2.0 million for the nine months ended September 30, 2013 as compared to 2012 mainly due to the receipt of $0.8 million in insurance proceeds that was recorded as a reduction in real estate operating expense in the first quarter 2012. Also contributing to the increase in other expenses during the nine months ended September 30, 2013 was a $0.4 million increase to impairments on solar facilities, as well as $0.4 million of fees incurred to remarket TEB's Series B Preferred Shares in the first quarter 2013.

Professional fees increased $1.6 million for the nine months ended September 30, 2013 as compared to 2012. This increase was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter of 2013 associated with the TEB sale.

Net Impairment on Bonds and Recovery for Loan Losses

The following table summarizes our bond impairments and our recovery for loan losses for the three months and nine months ended September 30, 2013 and 2012:

Table 5	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Impairment on bonds	$939	$2,282	$1,772	$3,369
Net loan loss (recovery)	5	(1,363)	5	(5,647)
Total net impairment and loan loss recovery	$944	$919	$1,777	$(2,278)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Impairment on bonds decreased $1.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. During the three months ended September 30, 2013, our bond impairments were the result of $0.9 million of impairments on non-performing bonds. During the three months ended September 30, 2012, our bond impairments were the result of $1.7 million of impairments on non-performing bonds and $0.6 million of impairments on our performing bond portfolio, which were driven by fluctuations in individual property performances.

The Company recognized a $1.4 million valuation allowance recovery during the three months ended September 30, 2012 associated with a senior mortgage loan, which paid off at par during the fourth quarter 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Impairment on bonds decreased $1.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our bond impairments were the result of $1.2 million of impairments on non-performing bonds and $0.6 million of impairments on our performing bond portfolio, which were driven by fluctuations in individual property performance. During the nine months ended September 30, 2012, our bond impairments were the result of $2.1 million of impairments on non-performing bonds and $1.3 million of impairments on our performing bond portfolio, which were driven by fluctuations in individual property performances.

The Company recognized $5.6 million of recoveries of previously recognized loan losses during the nine months ended September 30, 2012, primarily related to a $3.6 million valuation allowance recovery associated with a senior mortgage loan which paid off at par during the fourth quarter 2012 as well as the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing.

Net Gains (Losses) on Assets and Derivatives and Net (Losses) Gains on Early Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the three months and nine months ended September 30, 2013 and 2012:

Table 6	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net realized gains on bonds	$76,362	$2	$76,960	$54
Net gains on loans	118	23	1,490	312
Net gains (losses) on derivatives	(76)	(658)	59	(2,134)
Net (losses) gains on early extinguishment of liabilities	(84)	132	36,179	601
Total net gains (losses) on bonds, loans, derivatives and early extinguishment of liabilities	$76,320	$(501)	$114,688	$(1,167)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net gains on bonds were $76.4 million for the three months ended September 30, 2013. The majority of these gains relate to the TEB sale, whereby unrealized gains of $75.7 million which were recorded within “Accumulated other comprehensive income” (“AOCI”), associated with the bonds sold to the Purchaser, were transferred into the consolidated statements of operations and recorded as “Net gains (losses) on assets and derivatives” having no impact on overall common shareholders’ equity.

Net gains (losses) on derivatives include fair value changes, interest accruals and realized gains or losses on terminations. Net losses on derivatives were $0.1 million for the three months ended September 30, 2013 as compared to net losses of $0.7 million for the three months ended September 30, 2012. The net losses of $0.1 million for the three months ended September 30, 2013 were primarily comprised of interest paid. The net losses of $0.7 million for the three months ended September 30, 2012 were comprised of $1.1 million of interest paid, partially offset by $0.4 million of mark-to-market gains resulting from rising interest rates during the period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net gains on bonds were $77.0 million for the nine months ended September 30, 2013. The majority of these gains relate to the TEB sale, whereby unrealized gains of $75.7 million which were recorded within “Accumulated other comprehensive income” (“AOCI”), associated with the bonds sold to the Purchaser, were transferred into the consolidated statements of operations and recorded as “Net gains (losses) on assets and derivatives” having no impact on overall common shareholders’ equity.

For the nine months ended September 30, 2013, net gains on early extinguishment of liabilities were $36.2 million as compared to net gains of $0.6 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of subordinate debt UPB for $17.4 million, plus accrued interest. The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares. During the nine months ended September 30, 2012, we recognized $0.5 million of gains on repurchases of mandatorily redeemable preferred shares.

Net gains on derivatives were $0.1 million for the nine months ended September 30, 2013 as compared to net losses of $2.1 million for the nine months ended September 30, 2012. The net gains of $0.1 million for the nine months ended September 30, 2013 were comprised of $0.8 million of mark-to-market gains resulting from rising interest rates during the period, partially offset by $0.7 million of interest paid. The net losses of $2.1 million for the nine months ended September 30, 2012 were comprised of $3.2 million of interest paid, partially offset by $1.1 million of mark-to-market gains. The $1.1 million of mark-to-market gains were primarily related to terminated interest rate swaps in the first quarter 2012 and a terminated total return swap in the second quarter 2012.

Net gains on loans increased $1.2 million for the nine months ended September 30, 2013 as compared to 2012. The $1.5 million of gains recorded during the nine months ended September 30, 2013 were comprised of $1.1 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.4 million. The $0.3 million of gains recorded during the nine months ended September 30, 2012 were all related to cash proceeds received on loans which had no carrying value.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
Table 7	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net gains due to real estate consolidation and foreclosure	$2,411	$2,853	$10,895	$5,404

Three and Nine Months Ended September 30, 2013

On April 30, 2013, a non-profit entity consolidated by the Company was assigned the GP interest in three properties for which the Company provided debt financing. On April 30, 2013, we estimated the fair value of our bond interests to be $28.1 million. The UPB of our bond interests was $34.4 million and cumulative impairments and cumulative unrealized gains were $6.5 million and $4.5 million, respectively, at the date of consolidation. Upon assignment of the GP interests, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $4.5 million which were recorded within AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity.

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

On August 6, 2013, the Company acquired a property, via a foreclosure, serving as collateral for one of the Company's bonds with an estimated fair value of $10.2 million. The UPB of the bond was $10.2 million and cumulative impairments and cumulative unrealized gains were each $2.4 million at the date of consolidation. Upon real estate acquisition, the property was consolidated and the bond was derecognized. As a result, the unrealized gains of $2.4 million which were recorded through AOCI were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate and foreclosure" having no impact on overall equity. On August 14, 2013, the Company sold the property to a third party for $10.7 million.

Three and Nine Months Ended September 30, 2012

Net gains due to real estate consolidation and foreclosure were $2.8 million and $5.4 million, respectively, for the three and nine months ended September 30, 2012.

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

Income Tax Benefit (Expense)

The table below summarizes our income tax benefit (expense) for the three months ended and nine months ended September 30, 2013 and 2012.

	For the three months ended		For the nine months ended
Table 8	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Income tax benefit (expense)	$(123)	$(24)	$1,309	$(65)

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

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the three months ended and nine months ended September 30, 2013 and 2012.

Table 9	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Income allocable to perpetual preferred shareholders of a subsidiary company	$(36)	$(2,284)	$(3,714)	$(6,852)

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $2.2 million and $3.1 million for the three and nine months ended September 30, 2013, respectively as compared to 2012 mainly due to a decline in the weighted average balance of our perpetual preferred shares. During February 2013 and April 2013, $27.0 million and $11.0 million, respectively, of preferred share liquidation preference were redeemed and retired. On July 3, 2013, the remaining $121.0 million of preferred share liquidation preference was assumed by the Purchaser of our common shares in TEB.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that are consolidated for the three months and nine months ended September 30, 2013 and 2012:

Table 10	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Rental and other income from real estate	$3,736	$1,800	$9,096	$3,715
Interest and other income	3,739	2,267	7,784	4,743
Total revenue	7,475	4,067	16,880	8,458

Expenses:
Depreciation and amortization	2,386	1,525	6,169	4,056
Interest expense	1,253	441	2,228	1,237
Other operating expenses	3,696	1,923	8,602	4,580
Foreign currency loss	840	330	8,390	1,148
Asset impairments	6,679	4,820	14,559	10,102
Total expenses	14,854	9,039	39,948	21,123

Net gains (losses) related to CFVs:
Investment gains (losses)	3,554	(4,511)	20,849	5,479
Derivative gains (losses)	258	(97)	6,883	98
Net loss on sale of properties	–	–	–	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,343)	(6,486)	(20,129)	(25,917)
Net loss	(9,910)	(16,066)	(15,465)	(33,175)
Net losses allocable to noncontrolling interests in CFVs	11,046	17,268	18,426	36,526
Net income allocable to the common shareholders	$1,136	$1,202	$2,961	$3,351

The details of Net income allocable to the common shareholders for the three months and nine months ended September 30, 2013 and 2012 are as follows:

Table 11	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$274	$1,169	$1,779	$1,789
Asset management fees	888	937	2,629	3,521
Guarantee fees	331	331	993	1,042
Equity in losses from Lower Tier Property Partnerships	(383)	(1,092)	(2,821)	(3,031)
Equity in income (loss) from SA Fund	151	(99)	643	165
Other expense	(125)	(44)	(262)	(135)
Net income allocable to the common shareholders	$1,136	$1,202	$2,961	$3,351

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income allocable to the common shareholders related to CFVs decreased $0.1 million for the three months ended September 30, 2013 as compared to 2012 mainly due to a $0.9 million decline in interest income. The Company has bond interest income that is recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds. This decline in interest income was mainly due to the TEB sale, whereby we sold several of the eliminated bonds to the Purchaser. This decline was partially offset by a decline in equity in losses from Lower Tier Property Partnerships of $0.7 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income allocable to the common shareholders related to CFVs decreased by $0.4 million for the nine months ended September 30, 2013 as compared to 2012 mainly due to declines in asset management fees. Asset management fees declined by $0.9 million, mainly due to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $0.8 million as the payment structure transitioned in the second quarter 2012 from fees based on committed capital to fees based on invested capital. This decline was partially offset by a $0.5 million increase in equity in income from the SA Fund.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months and nine months ended September 30, 2013 and 2012:

Table 12	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Sublease income	$–	$369	$492	$1,107
Income from CFVs (primarily rental income)	3,511	5,034	10,968	14,999
Income from REO operations	415	–	415	57
Rent expense	–	(369)	(492)	(1,107)
Expenses from CFVs (primarily operating expenses)	(3,594)	(4,545)	(10,152)	(14,707)
Other income	46	113	44	345
Income from operations	378	602	1,275	694
Disposal:
Net gains related to CFVs	25	–	5,252	–
Net income from discontinued operations	403	602	6,527	694
(Income) loss from discontinued operations allocable to noncontrolling interests	(129)	(995)	(1,312)	648
Net income (loss) to common shareholders from discontinued operations	$274	$(393)	$5,215	$1,342

The details of net income to common shareholders from discontinued operations for the three months and nine months ended September 30, 2013 and 2012 are as follows:

Table 13	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$–	$765	$1,108	$2,349
Other income	399	478	1,268	1,476
Other expense	(245)	(1,636)	(1,161)	(2,483)
Net gains on disposal of REO	95	–	95	–
Net gains on redemption of bonds	25	–	3,905	–
Net income (loss) to common shareholders from discontinued operations	$274	$(393)	$5,215	$1,342

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

⋅	$2.7 million of gain on the redemption of bonds.

⋅
$0.7 million of other income related to proceeds received from the property sale that were used to reimburse the Company for interest expense owed by the property to a third party which the Company had paid previously.

⋅	$0.2 million of other income related to proceeds received from the property sale, which were above the carrying value of the bond at property sale/bond redemption.

During the second quarter and third quarter of 2013, an additional $0.2 million and $0.1 million, respectively, of contingent proceeds relating to the property referenced above were received. This, along with the $5.0 million gain on real estate discussed above, is reflected in Table 10 above as Net gains related to CFVs.

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting as of September 30, 2013. Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures.”

(dollars in thousands)	UPB			Fair Value			Wtd Avg Coupon		Wtd Avg Pay Rate (7)		Debt Service Coverage (8)	Number of Bonds	Number of Multifamily Properties
Performing Multifamily tax- exempt bonds (1)	$100,642		30%	$96,385		30%	6.70%		6.70%		0.97x	15	13
Non-performing (2), (3) Multifamily tax-exempt bonds	119,963		35%	86,947		27%	6.97%		3.44%		0.54x	15	12
Subordinate cash flow and participating (4) Multifamily tax-exempt bonds	39,490		12%	63,514		20%	7.65%		-%			7	3
Total Multifamily tax-exempt bonds	$260,095		77%	$246,846		77%	6.84	% (9)	4.93	% (9)	0.74x	37	28

Performing CDD bonds	$28,525		8%	$28,379		9%	7.00%		7.00%			2	N/A
Non-performing (2) CDD bonds	29,825		9%	24,699		8%	7.25%		4.86%			4	N/A
Total CDD bonds (5)	$58,350		17%	$53,078		17%	7.13%		5.91%			6	N/A

Other bonds (6)	$21,695		6%	$21,495		6%	4.34%		4.34%			2	N/A
Total Bond Portfolio	$340,140	(10)	100%	$321,419	(10)	100%	6.72	% (9)	5.07	% (9)		45	28

Total Non-performing portfolio	$149,788		44%	$111,646		35%	7.02%		3.72%		0.54x	19	12

(1)
Included in this amount is $45.4 million of fair value that represents senior interests in bonds held by a third party, but the Company continues to hold the related subordinate interest and therefore the senior interest transfers were treated as secured borrowings. At September 30, 2013, the associated debt was carried at $44.9 million.

(2)	Non-performing is defined as bonds that are 30+ days past due in either principal and/or interest.

(3)
Included in this amount is $18.9 million of fair value that represents senior interests in bonds held by a third party, but the Company continues to hold the related subordinate interests and therefore the senior interest transfers were treated as secured borrowings. At September 30, 2013, the associated debt was carried at $18.8 million. Outside of these interests, the Company has no debt related to the non-performing multifamily tax-exempt bond portfolio except for one total return swap reported as debt and carried at $17.2 million on September 30, 3013. Also included in this amount is $8.6 million of UPB that represents subordinate bond investments with must pay coupons.

(4)
Included in this amount are subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default. Included in this amount is $33.3 million UPB and $59.5 million fair value that represent participating cash flow bonds.

(5)
The Company transferred interests in two of these bonds together with a guarantee to the buyer for timely principal and interest payment and therefore the cash received on the transfers was treated as a borrowing. Also, one of these bonds was financed through a total return swap. On a combined basis, the Company had debt associated with these bonds with a carrying amount of $44.2 million at September 30, 2013.

(6)	These bonds are financed by two total returns swaps with a carrying amount of $21.3 million at September 30, 2013.

(7)
The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at September 30, 2013.

(8)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(9)
The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds whereby non-payment of debt service is not a default.

(10)
Includes 16 bond investments which the Company eliminated as a result of consolidation accounting. At September 30, 2013, these 16 bond investments had an UPB of $113.5 million and a fair value of $124.9 million, including $35.1 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures” for more information.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 28 properties serving as collateral are located across 19 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of September 30, 2013, 25.0% and 20.2% (based on UPB and fair value, respectively) was located in Atlanta. Approximately 78% (based on UPB) of our properties are affordable low income housing and serve the general population while five properties or approximately 20% of our bond UPB serve the senior population and one property or 2% of our bond UPB serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling twelve month debt service coverage for those with must pay coupons.

Multifamily tax-exempt – must pay bonds

As of September 30, 2013, included in the 37 multifamily tax-exempt bond portfolio were 30 bonds with $220.6 million UPB and $183.3 million fair value with must pay coupons. These bonds had a weighted average debt service coverage ratio of 0.74x.

⋅	Included within the 30 must pay bonds were 15 non-performing bonds with $120.0 million UPB and $86.9 million fair value and an average debt service coverage ratio of 0.54x.

⋅
The remaining 15 bonds were performing bonds with $100.6 million UPB and $96.4 million fair value and average debt service coverage ratio of 0.97x. The potential for defaults exist within this population, but because these are low income housing tax credit bonds, despite the fact that they have generally less than 0.9x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

Additionally, as of September 30, 2013, 5 of the 30 must pay bonds were subordinate bonds with $9.5 million UPB and $1.4 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns three of the related senior bonds with $16.8 million UPB and $16.0 million fair value. All but two of the must pay subordinate bonds with $0.9 million UPB and $1.0 million fair value were in default as of September 30, 2013.

Multifamily tax-exempt – subordinate cash flow and participating bonds

As of September 30, 2013, included with the 37 multifamily tax-exempt bond portfolio were seven bonds with $39.5 million UPB and $63.5 million fair value that are subordinate and do not have must pay coupons. Debt service on these bonds is paid, to the extent there is available cash flow, only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns four of the related senior bonds with $28.6 million UPB and fair value. These cash flow bonds are excluded in the calculation of debt service coverage as non-payment is not a default. Of these cash flow bonds $33.3 million UPB and $59.5 million fair value are participating bonds which allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.

Community Development District bonds

As of September 30, 2013, there were six CDD bonds with $58.4 million UPB and $53.1 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida as well as Community Development Authority (“CDA”) or Capital Improvement Cooperative District (“CID”) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments. The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio.  As of September 30, 2013, one Alabama development, financed by four bonds, was 30 days or more past due. The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Other Bonds

As of September 3, 2013, there were two bond securities with $21.7 million UPB and $21.5 million fair value in rated municipal bonds. Specifically, these investments are senior certificate interests in a triple A enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Valuation Results for the nine months ended 2013 as compared to the nine months ended 2012

During the nine months ended September 30, 2013, we recorded net unrealized losses of $16.8 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income. Approximately half of the net unrealized loss is due to declines in the underlying collateral values of certain non-performing bonds that remain in the portfolio at September 30, 2013 much of which was recognized during third quarter 2013. Specifically, the declines were driven by increases in the weighted average discount rate as well as a reduction in expected cash flows from certain properties. The remaining loss was due to an increase in market yields on the performing bonds much of which was recognized during second quarter 2013 on bonds sold as part of the TEB sale in third quarter 2013. During the nine months ended September 30, 2012, we recorded net unrealized gains of $28.5 million on our Reported Bonds through other comprehensive income largely due to declining market yields on our performing bonds still held in the portfolio at September 30, 2012.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bonds are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 7.36% and 7.45% at September 30, 2013 and December 31, 2012, respectively, for performing bonds still held in the portfolio at September 30, 2013.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate for the bonds that are past due in either principal or interest averaged 8.6% and 8.2% at September 30, 2103 and December 31, 2012, respectively for bonds still in our portfolio at September 30, 2013. The capitalization rate averaged 6.6% and 6.9% at September 30, 2013 and December 31, 2012, respectively for bonds still in the portfolio at September 30, 2013.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On September 18, 2013, the SEC suspended trading in our common shares and instituted an administrative proceeding to revoke the registration of our common shares under Section 12(g) of the Exchange Act as a result of certain filing deficiencies of the Company from 2006 to 2010. On September 27, 2013, we entered into a settlement agreement with the SEC to resolve these claims. Pursuant to the settlement, the SEC issued an order revoking registration of our common shares (“Deregistration Order”) effective September 30, 2013. Once the Deregistration Order was effective, the Company was eligible to re-register its common shares with the SEC. Accordingly the Company filed a Registration Statement on Form 8-A on September 30, 2013 to re-register its common shares under Section 12(g) of the Exchange Act, which was effective immediately upon filing. Therefore, as of the filing of our Form 8-A, the Company’s common shares were once again registered under the Exchange Act with the SEC. As a result of the deregistration, and subsequent re-registration, of the Company’s common shares, the Company believes it has resolved the historical filing deficiencies described in Part I, Item 1A “Risk Factors” of the Company’s 2012 Form 10-K.

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s common share repurchases during the three months ended September 30, 2013.

(in thousands, except per share data)	Number of Shares	Average price paid per share	Number of shares purchased as part of the stock repurchase program	Maximum number of shares that may yet be purchased under the stock repurchase program (1)

7/1/2013 – 7/31/2013	37	$1.30	37	4,787
8/1/2013 – 8/31/2013	60	1.51	60	4,727
9/1/2013 – 9/30/2013	113	1.34	113	4,614
Total	210	$1.38	210	4,614

(1)
On November 9, 2012, the Company adopted a one year stock repurchase program of up to $1.0 million.  The program was terminated and replaced with a new stock repurchase program on August 8, 2013 authorizing the repurchase up to four million shares, and up to 800,000 shares in any one calendar month.  On September 26, 2013, the Company announced further amendments to the plan to increase the aggregate shares authorized for repurchase to five million shares, to remove the monthly limit of 800,000 shares and to allow for block trades. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3.  Defaults Upon Senior Securities

The Company had debt agreements totaling $3.8 million at September 30, 2013 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on April 30, 2015.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
Dated: November 14, 2013		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	November 14, 2013
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	November 14, 2013
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-1