Form 10-K
period 2013-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2014-03-21
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $47,060,605 based on the last sale price as reported in the over the counter market on June 30, 2013.

There were 38,801,812 shares of common shares outstanding at March 13, 2014.

Portions of the Registrant’s Proxy Statement to be filed on or about April 7, 2014 have been incorporated by reference into Part II of this report.

Municipal Mortgage & Equity, LLC

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

PART I

Item 1.   BUSINESS

Municipal Mortgage & Equity, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this Report, the “Company,” “MuniMae,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Description of the Business

MuniMae owns and manages a portfolio of real estate related assets.  Our primary holdings include a portfolio of bonds and bond-related investments (“bonds”), a substantial portion of which are tax-exempt and backed by affordable multifamily rental properties.  We also manage tax credit equity funds for third party investors that invest in similar affordable multifamily rental properties.  Finally, we own a variety of direct investments in multifamily rental properties and land.  Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds that invest primarily in affordable for-sale and rental housing primarily in South Africa.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s bond portfolio consisted of 36 bonds totaling $245.6 million (based on fair value and including $50.3 million of bonds eliminated due to consolidation), collateralized by 23 real estate properties at December 31, 2013.  This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at December 31, 2013.  These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US.  The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

As a result of the third quarter 2013 sale of our common shares of MuniMae TE Bond Subsidiary, LLC (“TEB”) described in “Notes to Consolidated Financial Statements - Note 2, Bonds Available-For-Sale,” we significantly reduced our exposure to long-term interest rate risk; however, TEB constituted a substantial portion of our cash flow, and we no longer receive the net interest spread generated by TEB.  As a result, to cover operating costs and grow shareholder value over the long term, we will need to find and make new investments that generate sufficient returns to achieve these goals.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa.  At December 31, 2013, the Company’s ownership interest in IHS is approximately 83%.  In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors.  IHS currently manages one multi-investor fund (South Africa Workforce Housing Fund SA I – “SA Fund”) and a real estate partnership for a single-investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”), and is in the process of raising capital for a second multi-investor fund.

Material US Federal (“Federal”) Income Tax Considerations

Conversion to a Corporation

Through July 9, 2013, the Company was a publicly traded partnership (“PTP”) and, as such, was taxed as a partnership for federal and state income tax purposes.  Effective July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making an entity classification election (“check-the-box”) with the Internal Revenue Service (“IRS”).  As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1.  This change will also eliminate the ongoing costs of operating as a partnership and is consistent with changes in the nature of the Company’s activities.  The check-the-box election cannot be changed or revoked for 60 months following the effective date of the election and we anticipate continuing to operate as a taxable corporation for the foreseeable future.

At December 31, 2013, we had pre-tax US federal income tax net operating loss (“NOL”) carryforwards of $405.9 million related to our corporate entities that are available to offset future federal income taxes.  The NOLs begin to expire in 2027.  We expect the NOLs will be sufficient to offset federal taxable income and gains for the foreseeable future.  However, in the event of a change-of-control we may not be able to utilize a portion or any of the then remaining NOL balance.  A change-of-control for this purpose is generally defined as a 50% or more change of ownership (i.e., holders of our common shares) in any 36-month rolling period.  See “Notes to Consolidated Financial Statements – Note 14, Income Taxes.”

Treatment as a Partnership through July 9, 2013

Through July 9, 2013 we were a partnership for federal income tax purposes and, as such, our shareholders were treated as partners in a partnership and all of the activity of our pass-through entities (e.g., income, deductions, gains and losses) was passed-through directly to our shareholders.  As a partnership with interests that were readily tradable on a secondary market, we were further classified as a PTP for federal income tax purposes.  As long as we remained qualified as a PTP we generally did not have any liability for federal and state income taxes related to the pass-through activity generated by the PTP.  In addition, we owned interests in various subsidiaries, some of which were corporations (that were subject to federal and state income taxes) and other subsidiaries that were pass-through entities for tax purposes.  As a PTP, we would have been taxed as a corporation for any taxable year in which less than 90% of our gross income consisted of “qualifying income.”  Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items.  Our outside tax counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constituted qualifying income for this purpose.

Tax Effects on our Shareholders Resulting from our Taxable Income and Deductions through July 9, 2013

Although we were formed in a way that enabled us to pass-through the benefit of tax-exempt income to our shareholders, we also held some investments through pass-through entities within the PTP that generated taxable interest income, which was treated as ordinary income and was reported as such on the annual Schedule K-1 issued to all shareholders.  In addition, sales of assets held by pass-through entities within the PTP resulted in gains that were taxable to our shareholders.  Similarly, the interest income on our bonds was passed through to our shareholders and may have been subject to alternative minimum tax (“AMT”) for some shareholders.  Our shareholders were entitled to deduct their respective portions of our interest expense that was incurred in connection with our investment and operating activities.  They were not, however, entitled to deduct interest on indebtedness we incurred to purchase or carry tax-exempt bonds.  Since ownership of our shares through July 9, 2013 represented ownership of a partnership interest, shareholders were also required to adjust the tax basis in their shares by the annual income, deduction, gain or loss reported on their annual Schedule K-1.  This represented a significant difference from the traditional basis reporting of shares in a corporation and generally resulted in a basis for each shareholder that was different than the price paid or reflected in a shareholder’s brokerage statement.

In 2013, our PTP entities incurred (and we passed on to our shareholders) overall capital losses for tax purposes due to bond sales and settling derivative positions.  In addition we earned tax-exempt interest income and a nominal amount of taxable interest income.  We had a tax election in place that required us to adjust each shareholder’s share of our assets based on the share price paid by each shareholder.  Therefore shareholders that acquired shares since January 2008 (“Low-Basis Shareholders”) may have limited tax basis in the assets owned by us.  Due to this limited basis, those Low-Basis Shareholders may have capital gains allocated to them related to bond sales, redemptions and refinancings even if we reflect an overall loss for tax or financial reporting purposes, and such gains could be significant.  As stated in the preceding paragraph, the activity allocated to a shareholder from bond sales (as well as tax-exempt interest and deductions) may have had a significant effect on the shareholder’s tax basis in our shares and shareholders should consult their tax advisors.  The tax basis effect for Low-Basis Shareholders includes the potential for significant annual increases in Low-Basis Shareholders’ tax basis in their shares and this tax impact continued through the date of the check-the-box election.  This increase in tax basis will typically create capital losses upon the sale of our shares, thereby offsetting the capital gains previously allocated to the Low-Basis Shareholders.  All activity from our pass-through entities within the PTP from January 1, 2013 through July 9, 2013 was reflected on the final tax information previously provided to shareholders; all activity starting July 10, 2013 will be included on the Company’s corporate tax return.

Competition

Our US Operations consist primarily of investing in and managing a portfolio of real estate related assets.  We face competition from various financial institutions, including banks, government-sponsored enterprises, mutual funds and asset management companies, with respect to the debt and equity we might invest in or manage.

In our International Operations, our primary activity is finding workforce housing investments in South Africa for the funds and ventures we invest in and manage.  We compete against other investors, developers and companies that also acquire, develop and manage similar housing investments.

Employees

We had 22 employees at December 31, 2013, primarily located at our principal office.  In addition, IHS had 29 employees at December 31, 2013.  None of these employees are party to any collective bargaining agreements.

Our principal office is located at 621 E. Pratt Street, Suite 600, Baltimore, MD 21202.  Our telephone number at this office is (443) 263-2900.  Our corporate website is located at www.munimae.com, and our filings under the Exchange Act are available through that site, as well as on the Securities and Exchange Commission (“SEC”) website at www.sec.gov.  The information contained on our corporate website is not a part of this Report.

Item 1A.  RISK FACTORS

Holding our shares involves various risks and uncertainties.  The risks described in this section are among those that have had or could in the future have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to Our Business

We need to make new investments that generate returns sufficient to cover operating costs and grow shareholder value over the long term.

During the third quarter of 2013, the Company sold its common shares in TEB.  TEB owned the majority of the Company’s bonds, which were financed primarily with variable rate debt and preferred stock with periodic distribution rate resets.  TEB generated a significant portion of the Company’s net income; however, the net income generated by TEB was at risk in light of its fixed rate bonds and the variable rate nature of TEB’s debt.  TEB’s operating agreement also presented constraints, making it difficult to manage.  For example, TEB could not enter into interest rate hedging instruments nor could it freely distribute cash to the Company.  As a result of the TEB sale, the Company generated $19.2 million of unrestricted cash and was able to convert $44.8 million of cash held within TEB subject to distribution constraints, to cash that could be freely managed by the Company.  At December 31, 2013, the Company had $66.8 million of unrestricted cash on its balance sheet.  There is a risk that the Company will not be able to make new investments that will allow it to cover operating costs and grow shareholder value.  There is also the risk that any new investments made by the Company will not generate returns sufficient to cover operating costs and grow shareholder value.  Furthermore, because the Company has no restrictions as to the nature of its investments, it could deploy its cash into investments that have risk factors that we do not face today.

Changes in interest rates and credit spreads may adversely affect the value of our bonds.

The fair value of our bonds as reported on our balance sheet is impacted by changes in interest rates and credit spreads.  As long-term rates rise or credit spreads increase, the value of our bonds will generally decline and these declines could be significant.  Because most of our bonds are secured primarily by multifamily rental properties, increasing interest rates leading to higher mortgage rates may make it more difficult for buyers to obtain mortgage financing and may depress the prices buyers are willing to pay, thereby decreasing the value of our collateral and thus our bonds.

Changes in capitalization rates and interest rates may adversely affect the value of our real estate and our tax-credit-equity related contingent asset management fees.

The carrying value of our real estate is at fair value when initially recorded and is then evaluated for impairment or carried at the lower of cost or fair value depending on its balance sheet classification.  The fair value of our real estate will generally decline if regional-specific capitalization and discount rates rise.  Furthermore, the value of our contingent asset management fees (for which there is no current book basis) is dependent on the residual value of the LIHTC Funds’ underlying multifamily rental properties.   The residual value of these rental properties will generally decline if regional-specific capitalization and discount rates rise.

Changes in interest rates may increase our borrowing costs and decrease our net interest income.

As short-term rates rise, our borrowing costs will increase and our net interest income will decline as our bond income is fixed and a significant portion of our bond debt is variable and tied to short-term rates.  At December 31, 2013 we had $102.2 million of bond related debt of which approximately 76% was tied to the Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index.  We also had $111.9 million of subordinate debt at December 31, 2013 with a pay rate of 75 basis points (“bps”) that will reset to a variable rate during 2015.  The variable rate on this debt will be tied to the London Interbank Offer Rate (“LIBOR”) 3-month index plus a spread of 330 basis points.  Once the debt resets during 2015, our borrowing costs will be higher and will be subject to fluctuations of the LIBOR 3-month index.

At December 31, 2013, none of the variable rate debt was hedged; however, during the first quarter of 2014, the Company entered into an interest rate cap with a notional amount of $45.0 million to protect spread income when the SIFMA 7-day municipal swap index rises to 250 bps or higher.  Such arrangements are inherently subject to counterparty risk and we therefore cannot provide assurance that our interest rate cap will be effective to hedge our exposure to rising interest rates.

The cash flows and value from our bond portfolio and real estate investments are dependent upon the quality of the related real estate collateral and can be impacted by the risks related to real estate.

Because a substantial portion of our assets are secured by real estate, or consist of investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate.  Most of these investments are directly or indirectly secured by multifamily rental properties, and therefore the value of these investments may be adversely affected by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate and bonds secured by these properties in particular. These possible negative factors include, among others: (i) increasing levels of unemployment and other adverse economic conditions, regionally or nationally; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the cost of our capital, the value of our bonds or the value of the real estate that secures the bonds; and (iv) lack of or reduced availability of mortgage financing.

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

The value of our assets and our ability to conduct business may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market, including environmental, land use and other laws and regulations that affect the cost of maintaining and operating the properties that secure our investments.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Our business was significantly affected by the disruptions in the credit markets during the “Great Recession.”  Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other instruments that are a major part of our assets and likely to play a significant role in our reinvestment strategy.  This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other assets.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our bonds and our direct and indirect investments in real estate are illiquid and difficult to value.  As to our bonds in particular they are generally unenhanced and unrated and, as a consequence, the purchasers of the Company’s bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market.  This lack of liquidity complicates how the Company determines the fair value of its bonds as there is limited information on trades of comparable bonds.  Therefore, there is a risk that if the Company needed to sell any of these assets, the price it is able to realize may be lower than the carrying value.

Over 50% of our bonds are 30 or more days past due in principal and/or interest and others are at risk of becoming 30 or more days past due in principal and/or interest.

As part of our sale of TEB, we retained our non-performing bonds so they now constitute the majority of our bond portfolio.  The aggregate unpaid principal balance (“UPB”) of bonds that were 30 or more days past due in either principal and/or interest at December 31, 2013 was $149.7 million, or 51.4% of our total bond portfolio UPB (based on all bonds - see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Bond Portfolio”).  We report our defaulted bonds at an estimated fair value which accounts for the default, but the values realized could be even less if foreclosures were pursued or if our borrowers filed for bankruptcy protection.  Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us.  These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

The value of our tax-exempt investments could be adversely affected by changes in tax laws.

There can be no assurance that the government will not pass legislation that could adversely affect the value of our tax-exempt bonds. The government could make changes in tax or other laws, such as affordable housing incentive programs that while not directly affecting our tax-exempt bonds, could make them less valuable to investors.  For example, if the federal government were to lower marginal federal income tax rates, or phase out the tax-exempt nature of the interest income for all or higher income taxpayers, our bonds would likely decline in value.  Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.

Our bonds may not retain their tax-exempt status.

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel has rendered its opinion to the effect that interest on the bond is excludable from gross income for federal income tax purposes.  However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance including, but not limited to: 1) borrower non-compliance with certain requirements that must be met subsequent to issuance in order for the bond to retain its tax-exempt status; 2) events that cause a technical bond reissuance; and 3) the Company being considered a substantial user of the underlying real estate.  While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained.  If our bonds were to lose their tax-exempt status, then the fair value of those bonds would decline and the costs related to any financing tied to those bonds (e.g., our total return swaps (“TRS”)) would increase.

A signification portion of our debt is executed through total return swaps which subject us to certain risk.

The cash flows from our total return swaps are subject to the risks associated with the referenced asset (e.g., in most cases real estate related risks) and to credit risk of the obligor on the referenced asset.  Also, to the extent the associated referenced assets lose value, we are at risk of having to provide additional collateral.

Executing total return swaps are important to our US business.

Currently, our total return swaps are with one financial institution.   At least in the near term, entering into additional total return swaps is a significant part of our US business.  To the extent, we are unable to execute these types of arrangements in the future we may not be able to achieve our near term goals and our financial position could suffer significantly.

Proposals pending in Congress could adversely affect the value of our investments in preferred stock or result in us having to post additional cash collateral for our TRS.

Our investments in preferred stock are comprised of stock investments in a private national mortgage lender and servicer.  At December 31, 2013, these investments were carried at $31.4 million and the unpaid principal balance and estimated fair value was $36.6 million.  This lender originates and services multifamily loans for both the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”).  There have been discussions and proposals in Congress to limit or eliminate the roles of Fannie Mae and Freddie Mac in the US mortgage market.  If these or similar proposals were to pass, the business of the mortgage lender in which we hold these investments, and therefore the value of our investments, could be materially adversely affected.  In addition, this investment is the reference asset in one of our TRS transactions.  The counterparty to the transaction has the right to determine the value of the reference asset and to require us to post additional cash collateral if the value declines.  We would be unable to invest such cash at more than nominal interest rates while it serves as collateral.

If we were subject to the Investment Company Act of 1940, we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act of 1940.  We are exempt from the Investment Company Act because of an exemption for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Because of changes in the nature and number of companies relying on this exemption and because most of the guidance surrounding this exemption comes from “no action” letters issued by the SEC staff, the SEC on August 31, 2011 issued a request for comment directed to the scope and use of this exemption.  We do not know what action the SEC may take in response to the comments it receives.  If we were regulated as an investment company under the Investment Company Act, we would be subject to extensive regulation and restrictions relating to capital structure, dividends and a number of other matters.  Among other things, we would not be able to incur borrowings.  Therefore, if due to a change in our assets, a change in the value of particular assets, or a change in the statute or the SEC’s interpretation of the statute, we were to become subject to the Investment Company Act, either we would have to restructure our assets so we would not be subject to that Act or we would have to change materially the way we do business.  Any of those changes could require us to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses of value as a result.

We have provided guarantees with respect to certain of the tax credit equity funds that we sponsored, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

We have GP interests in certain LIHTC Funds for which we have guaranteed the availability of tax benefits and minimum returns on investment to certain LIHTC Funds’ investors.  In some cases we sold our interest in LIHTC Funds where we made other types of guarantees and we have indemnified the purchaser from investor claims related to those guarantees.  We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees.  In order for the investors in the LIHTC Funds to benefit from low-income housing tax credits, the partnerships in which the LIHTC Funds invest must operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees.  If we were to become obligated to perform on these guarantees our financial condition and results of operation would suffer.

For tax reasons, we may be limited in our ability to take optimal actions in workout situations.

In a workout situation, it is often useful for us to take control of the underlying real estate serving as collateral to our bonds.  However, the tax benefits and return on investment guaranteed to certain LIHTC Funds’ investors may be negatively impacted if we directly acquire the GP interest in a LIHTC Fund’s lower tier property partnership (“LTPP”).  If we were to become the GP in a LIHTC Fund’s LTPP, then the investors in the LIHTC Fund may be required to recognize taxable gains or forego future tax credits.  If that were to happen, the Company may become obligated to perform under its guarantee in order to maintain the guaranteed yield.  As a result, we may facilitate the transfer of the GP interest to an unrelated entity for tax purposes, rather than acquire the interest directly, in which case we might not be able to control the LTPP.

The value of our investment in and cash flow from our International Operations could fluctuate with changes in the relative value of the dollar, euro and South African rand.

The net assets and operations of IHS are denominated in euro and rand.  In addition, our co-investments in the SA Fund and the SA Partnership are denominated in rand.  We do not hedge these exposures and may experience losses as the value of our holdings in IHS, the SA Fund and the SA Partnership fluctuates with changes in foreign exchange rates of both the euro and the rand relative to the dollar.  In addition, our SA Fund borrows money in US dollars from the Overseas Private Investment Corporation and the SA Fund itself therefore has dollar to rand currency risk and even though this risk is currently being hedged by the SA Fund with foreign currency derivatives, these borrowings or hedges could adversely impact the SA Fund’s results and the value of our investment.  See “Notes to Consolidated Financial Statements - Note 1, Description of Business and Basis of Presentation” for more information regarding our interests in IHS and the funds.

Our International Operations have foreign government risk and stability risk.

Foreign governments have different laws and policies than the US government.  They may change their laws and policies in ways that harm or limit our operations.  They may compete directly with us.  They may nationalize our operations without fair compensation to us.  They may enact laws that make it more difficult for foreign companies to do business, thereby giving local competitors an advantage.  South Africa and other countries impose exchange controls that regulate how money enters and leaves the country.  These laws could be changed in ways that are adverse to us. Our ability to anticipate, control or counteract these risks is very limited.

Foreign countries have social and economic stability risks that are different than the US.  South Africa has experienced some social unrest in the past year and if that were to continue our operations and investments there could be adversely affected.

The application of international tax regimes could substantially affect our after tax results of operations from International Operations.

Income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically.  We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the US.  International treaties also govern these tax consequences.  If any of these laws or treaties changes, it could impact our projected after tax results and the impact could be substantial.

Our International Operations are subject to additional real estate risks as compared to our US Operations, including laws and customs related to real estate ownership and finance.

The SA Fund and the SA Partnership invest in real estate in South Africa.  While many of the risks are similar to investing in US real estate, there are legal differences and market differences that may result in higher risks, which may adversely impact our operations and our results.

Our International Operations include investments in for-sale units, meaning adverse conditions in the mortgage market could affect the value of those units.

The SA Fund investments include for-sale units.  If purchasers have difficulty obtaining mortgages or other financing, unit sales and, therefore, the value of our interests in these ventures could be adversely affected.

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

Our shares are traded on the over-the-counter (“OTC”) market and may be less liquid than shares traded on a national exchange.

Our shares currently trade on the OTC market specifically through the OTCQB marketplace.  Our shares are thinly-traded resulting in less liquidity than may be experienced when trading in shares listed on one of the major exchanges, such as the New York Stock Exchange.  In an effort to enhance liquidity and improve shareholder returns, we are currently engaged in a share buyback program.  Should we discontinue that buyback program, or should the current trading price exceed the Board approved price limit for any period of time, shareholders may continue to experience liquidity constraints in the trading of our shares.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.   PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 9,000 square feet of office space pursuant to a lease that expires in January 2017.  As of December 31, 2013, we had a second Baltimore lease for approximately 21,000 square feet which was subleased to a third party tenant at market rates.  This lease and sublease expired in the first quarter 2014.  We also had an office in Tampa, Florida where we leased approximately 24,000 square feet of office space pursuant to a lease that was terminated in the first quarter of 2014.

The majority of our IHS employees are located in Johannesburg, South Africa where we occupy 4,000 square feet of office space pursuant to a lease that expires in June 2018.

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

On September 27, 2013, the Company entered into a settlement agreement with the SEC intended to resolve claims as to filing deficiencies of the Company from 2006 through 2010.  Pursuant to the settlement, the SEC issued an order revoking registration of our common shares (“Deregistration Order”) effective September 30, 2013.  Once the Deregistration Order was effective, the Company was eligible to re-register its common shares with the SEC and immediately filed a Registration Statement on Form 8-A to re-register its common shares under Section 12(g) of the Exchange Act.  This filing took effect immediately upon filing which resulted in the Company’s common shares once again being registered under the Exchange Act.  As a result of the deregistration, and subsequent re-registration, of the Company’s common shares, the Company believes it has resolved the historical filing deficiencies.

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.   In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland.  The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.  As a result of these rulings, the only counts remaining in the case relate to the Company’s dividend reinvestment plan.  As of December 31, 2013 and before this ruling on March 7, 2014,  the Company deemed it probable that it would settle this case for at least $0.5 million and as such the Company had a contingent liability for $0.5 million at December 31, 2013.  As a result of the subsequent ruling, the Company’s litigation exposure was significantly reduced.  The Company will evaluate the impact of this ruling to its contingent liability as part of its first quarter 2014 financial reporting process.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares currently trade on the OTC market specifically through the OTCQB marketplace under the symbol “MMAB.”  The following table shows the high and low sales prices for our common shares during the years ended December 31, 2013 and 2012 as reported by the OTC Market Group through the OTCQB marketplace.

Common Shares
High/Low Prices
Fiscal Quarter	2013	2012
First	$1.19-0.40	$0.49-0.18
Second	1.59-0.95	0.48-0.27
Third	1.71-1.20	0.32-0.23
Fourth	1.75-1.05	0.40-0.21

Our Board has not declared a dividend since the fourth quarter of 2007.  It is unlikely that we will pay a dividend in the foreseeable future.

On March 13, 2014, there were approximately 1,753 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the year ended and at December 31, 2013.

Use of Proceeds from Registered Securities

None for the year ended and at December 31, 2013.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended December 31, 2013.

			Number of Shares
			Purchased as Part	Maximum Number of
	Total Number	Average	of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased Under Plans
(in thousands, except per share data)	Purchased	per Share	or Programs	or Programs (1)
10/1/2013 – 10/31/2013	522	1.34	522	4,092
11/1/2013 – 11/30/2013	690	1.62	690	3,402
12/1/2013 – 12/31/2013	468	1.19	468	2,934
Total	1,680	$1.29	1,680	2,934

(1)	On November 9, 2012, the Company adopted a one year stock repurchase program of up to $1.0 million. The program was terminated and replaced with a new stock repurchase program on August 8, 2013 authorizing the repurchase up to four million shares, and up to 800,000 shares in any one calendar month. On September 26, 2013, the Company announced further amendments to the plan to increase the aggregate shares authorized for repurchase to five million shares, to remove the monthly limit of 800,000 shares and to allow for block trades. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 6.   SELECTED FINANCIAL DATA

Not applicable.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We own and manage a portfolio of real estate related assets.  Our primary holdings include a portfolio of bonds, a substantial portion of which are tax-exempt and backed by affordable multifamily rental properties.  We also manage tax credit equity funds for third party investors that invest in similar affordable multifamily rental properties.  Finally, we own a variety of direct investments in multifamily rental properties and land.  Outside of the US, we are in the business of raising, investing in and asset managing private real estate funds that invest primarily in affordable for-sale and rental housing primarily in South Africa.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s bond portfolio consisted of 36 bonds totaling $245.6 million (based on fair value and including $50.3 million of bonds eliminated due to consolidation), collateralized by 23 real estate properties at December 31, 2013.  This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district CDD bonds.

MuniMae is also the GP and manager of 13 LIHTC Funds which had $852.5 million of capital invested at December 31, 2013.  These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US.  The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

All of the Company’s International Operations take place through a subsidiary, IHS which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa.  At December 31, 2013, the Company’s ownership interest in IHS is approximately 83%.  In addition to earning asset management fees, IHS, as the managing member is entitled to special distributions based on returns generated by the funds it sponsors.  IHS currently manages one multi-investor fund (SA Fund), and a real estate partnership for a single-investor (SA Partnership), and is in the process of raising capital for a second multi-investor fund.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices.  For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the Consolidated Balance Sheets at December 31, 2013 were priced on average at approximately 87% of the portfolio’s unpaid principal balance.  Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

Income Taxes

Through July 9, 2013, the Company was a partnership for income tax purposes.  Effective July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making a check-the-box election with the IRS.  As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1.  This change will also eliminate the ongoing costs of operating as a partnership and is consistent with changes in the nature of the Company’s activities.

As a result of the partnership treatment prior to the check-the-box election, all activity of the Company’s pass-through entities prior to July 10, 2013 was passed-through directly to the Company’s shareholders.  During February 2014, those shareholders that held shares as of July 9, 2013 received a final Schedule K-1 for the partial year January 1, 2013 through July 9, 2013, including potential capital gains from the sale of the Company’s common shares in TEB.  Effective July 10, 2013, all activity of the Company’s pass-through entities will be included on the Company’s corporate tax return.  However, we have significant NOLs related to our corporate entities that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future.  Any basis differences in assets that were previously held by the pass-through entity were transferred to the corporation following the election, including any basis differences that were the result of the Company’s Section 754 election.

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

The table below summarizes our consolidated financial performance for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Total interest income	$37,928	$65,791
Total interest expense	24,252	26,659
Net interest income	13,676	39,132

Total fee and other income	7,910	8,274
Revenue from CFVs	21,310	11,212

Total revenues, net of interest expense	42,896	58,618

Operating expenses:
Interest expense	14,988	18,542
Operating expenses	31,754	28,663
Net impairment on bonds and loan losses	2,077	1,570
Total expenses from CFVs	53,708	28,124
Total operating expenses	102,527	76,899

Net gains (losses) on assets, derivatives and extinguishment of liabilities	115,366	(1,693)
Net gains due to real estate consolidation and foreclosure	10,895	5,404
Net gains related to CFVs	31,795	12,441
Equity in losses from Lower Tier Property Partnerships	(26,609)	(39,391)
Income (loss) from continuing operations before income taxes	71,816	(41,520)
Income tax benefit (expense)	1,304	(101)
Income from discontinued operations, net of tax	26,727	2,960
Net income (loss)	99,847	(38,661)

Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)	(9,443)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	33,058	48,825
Related to discontinued operations	(1,351)	2,394
Net income to common shareholders	$127,840	$3,115

Net interest income

The following table summarizes our net interest income for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Interest income:
Interest on bonds	$37,280	$64,916
Interest on loans and short-term investments	648	875
Total interest income	37,928	65,791
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	11,348	13,011
Mandatorily redeemable preferred shares	6,508	8,231
Notes payable and other debt, bond related	5,140	2,991
Notes payable and other debt, non-bond related	1,256	2,426
Total interest expense	24,252	26,659
Total net interest income	$13,676	$39,132

Total net interest income decreased by 65.1% or $25.5 million, for the year ended December 31, 2013 as compared to 2012.

Interest on bonds decreased by $27.6 million for the year ended December 31, 2013 as compared to 2012.  This decline was mainly due to a $449.8 million decline in the weighted average bond UPB (from $1,038.7 million for the year ended December 31, 2012 to $588.9 million for the year ended December 31, 2013) due primarily to the sale of our common shares in TEB.  Partially offsetting this decline was an increase in the weighted average effective interest rate of 8 bps to 6.33%, which was primarily driven by an increase in cash collected on non-accrual bonds.

Asset related interest expense decreased 9.0% or $2.4 million for the year ended December 31, 2013 as compared to 2012.  This decrease was mainly due to the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of TEB, as well as a $16.3 million decline in the weighted average balance of our non-bond related notes payable and other debt.  These declines were partially offset by the acceleration of unamortized debt issuance costs and discounts in the second quarter of 2013 related to senior interests in and debt owed to securitization trusts ($4.6 million) and mandatorily redeemable preferred shares ($3.2 million) that were transferred to the purchaser of TEB.  Also partially offsetting these declines was an increase in bond related notes payable and other debt interest expense as a result of certain bond transfers to the purchaser of TEB that did not qualify for sale accounting; therefore, secured borrowings and the associated interest expense increased.

Other interest expense

The following table summarizes our other interest expense for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Other interest expense:
Subordinate debentures	$10,741	$14,774
Notes payable and other debt	4,247	3,768
Total other interest expense	$14,988	$18,542

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $3.6 million for the year ended December 31, 2013 as compared to 2012.  This decline was mainly driven by repurchases of outstanding subordinate debentures during 2012 and first quarter 2013 of $42.7 million and $45.5 million, respectively.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Income on preferred stock investment	$5,260	$5,749
Asset management and advisory fees (recorded in “Other income”)	931	882
Syndication fees (recorded in “Other income”)	138	206
Other income	1,581	1,437
Total fee and other income	$7,910	$8,274

Fee and other income decreased by 4.40%, or $0.4 million, for the year ended December 31, 2013 as compared to 2012 mainly due to declines in income on preferred stock as a result of $5.0 million of par share redemptions in July 2012 that carried an average annual dividend rate of 17.5%.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Salaries and benefits	$12,318	$10,428
General and administrative	4,699	5,025
Professional fees	8,492	6,764
Other expenses	6,245	6,446
Total operating expenses	$31,754	$28,663

Total operating expenses increased 10.8%, or $3.1 million, mainly due to increases in salaries and benefits and professional fees.

Salaries and benefits increased by $1.9 million year over year to $12.3 million for the year ended December 31, 2013 mainly due to increased expenses related to employee stock awards as well as severance expense.  During 2013, the Company recognized $1.7 million of salaries and benefits expense related to employee stock option awards as compared to $0.2 million during 2012.  Employee stock options are accounted for as liabilities and as the Company’s common share price increased during 2013 the related liability increased as well.  The Company recognized $0.2 million in severance expense during 2013, but did not recognize any severance expense during 2012.

Professional fees increased $1.7 million for the year ended December 31, 2013 as compared to 2012.  This increase was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter of 2013 associated with the TEB sale.

Net Gains (Losses) on Assets, Derivatives and Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Net realized gains on bonds	$77,230	$1,397
Net gains on loans	1,535	332
Net gains (losses) on derivatives	18	(1,648)
Net gains (losses) on early extinguishment of liabilities	36,583	(1,774)
Total net gains (losses) on bonds, loans, derivatives and early extinguishment of liabilities	$115,366	$(1,693)

Net gains on bonds increased $75.8 million for the year ended December 31, 2013 as compared to 2012.  Substantially all of this increase was due to realized gains of $75.7 million associated with bonds transferred as part of the TEB sale.  These gains had been previously recorded as "Accumulated other comprehensive income" ("AOCI").  As a result of the bonds being transferred to the purchaser of TEB, the Company reduced AOCI by $75.7 million and increased earnings by $75.7 million having no impact on overall common shareholders' equity.

For the year ended December 31, 2013, net gains on early extinguishment of liabilities were $36.6 million as compared to net losses of $1.8 million for 2012.  During 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of subordinate debt UPB for $17.4 million, plus accrued interest.  The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares.  During 2012, we recognized losses of $2.0 million in the fourth quarter associated with the replacement of our securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013 as well as losses of $0.3 million associated with the early termination of five securitization trusts.  These losses were partially offset by gains of $0.5 million on repurchases of mandatorily redeemable preferred shares.

During 2013 the Company had $0.8 million of mark-to-market gains on derivatives resulting from rising interest rates during the period, offset by $0.8 million of interest paid.  The net losses of $1.6 million for 2012 were comprised of $4.3 million of interest paid, partially offset by $2.7 million of mark-to-market gains.  The $2.7 million of mark-to-market gains were primarily related to interest rate swaps that were terminated in the first quarter and fourth quarter of 2012, and a TRS that was terminated in the second quarter of 2012.

Net gains on loans increased $1.2 million for the year ended December 31, 2013 as compared to 2012.  The $1.5 million of gains recorded during 2013 were comprised of $1.2 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.3 million.  The $0.3 million of gains recorded during 2012 were all related to cash proceeds received on loans which had no carrying value.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Net gains due to real estate consolidation and foreclosure	$10,895	$5,404

Net gains due to real estate consolidation and foreclosure were $10.9 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively.

On April 30, 2013, a non-profit entity consolidated by the Company was assigned the GP interest in three properties for which the Company provided debt financing.  On April 30, 2013, we estimated the fair value of our bonds secured by these three properties to be $28.1 million.  The UPB of our bonds was $34.4 million and cumulative impairments and cumulative unrealized gains were $6.5 million and $4.5 million, respectively, at the date of consolidation.  Upon assignment of the GP interests, the properties were consolidated and our bonds were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $4.5 million which were recorded within AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on common shareholders’ equity.

On May 1, 2013, the non-profit entity referred to above was assigned the GP interest in two properties for which the Company provided debt financing.  On May 1, 2013, we estimated the fair value of our bonds secured by these two properties to be $9.9 million, of which $0.8 million was recorded as an increase to AOCI at the date of consolidation.  The UPB of our bonds was $10.9 million and cumulative impairments and cumulative unrealized gains were $3.7 million and $2.7 million, respectively (including the $0.8 million increase discussed above), at the date of consolidation. Upon assignment of the GP interests, the properties were consolidated and our bonds were eliminated against the corresponding mortgage payables of the properties.  As a result, unrealized gains of $2.7 million were transferred out of AOCI and into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure.”  Common shareholders’ equity increased $0.8 million as a result of the bond valuation increase recorded on May 1, 2013 just prior to the property consolidation.

On May 31, 2013, the Company took a deed-in-lieu of foreclosure on a property serving as collateral for one of the Company's bonds with an estimated fair value of $7.3 million.  The UPB of the bond was $7.3 million and cumulative impairments and cumulative unrealized gains were $0.7 million and $1.3 million, respectively, at the date of consolidation. Upon real estate acquisition, the property was consolidated and the bond was derecognized.  As a result, the unrealized gains of $1.3 million which were recorded through AOCI were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on overall equity.  On May 31, 2013, immediately after taking the deed-in-lieu of foreclosure, the Company sold the property to a third party for its carrying value.

On August 6, 2013, the Company foreclosed on a property serving as collateral for one of the Company's bonds with an estimated fair value of $10.2 million.  The UPB of the bond was $10.2 million and cumulative impairments and cumulative unrealized gains were each $2.4 million at the date of consolidation. Upon foreclosure, the property was consolidated and the bond was derecognized.  As a result, the unrealized gains of $2.4 million which were recorded through AOCI were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate and foreclosure" having no impact on overall equity.  On August 14, 2013, the Company sold the property to a third party for $10.7 million.

On April 30, 2012, the non-profit entity referred to above was assigned the GP interest in a property for which the Company provided debt financing.  On April 30, 2012, we estimated the fair value of our bond interest to be $12.5 million, of which $2.0 million was recorded as an increase to AOCI at the date of consolidation. The UPB of our bond interest was $12.8 million and cumulative impairments and cumulative unrealized gains were $2.9 million and $2.6 million, respectively (including the $2.0 million increase discussed above), at the date of consolidation.  Upon assignment of the GP interest, the property was consolidated and our bonds were eliminated against the corresponding mortgage payable of the property.  As a result, unrealized gains of $2.6 million were transferred out of AOCI and into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure.”  Common shareholders’ equity increased by $2.0 million as a result of bond valuation increase recorded on April 30, 2012 just prior to the property consolidation.

On August 8, 2012, the non-profit entity referred above was assigned the GP interest in three properties for which the Company provided debt financing.  On August 8, 2012, we estimated the fair value of our bond interests to be $19.0 million, of which $1.0 million was recorded as an increase to AOCI at the date of consolidation.  The UPB of our bond interests was $27.0 million and cumulative impairments and cumulative unrealized gains were $9.8 million and $1.8 million, respectively (including the $1.0 million increase discussed above), at the date of consolidation.  Upon assignment of the GP interest, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties.  As a result, the unrealized gains of $1.8 million which were recorded within AOCI were transferred into the consolidated statement of operations.  Common shareholders’ equity increased $1.0 million as a result of the bond valuation increase recorded on August 8, 2012 just prior to the property consolidation.

Also on August 8, 2012, the Company acquired three parcels of land serving as collateral to two bonds.  On August 8, 2012, the carrying value of the Company's bonds was $2.6 million, with a UPB of $5.9 million, cumulative impairments of $4.3 million previously recognized through the consolidated statement of operations and cumulative unrealized gains of $1.0 million previously reported through AOCI.  As a result, unrealized gains of $1.0 million were transferred out of AOCI and into the consolidated statement of operations having no impact on common shareholders’ equity.

Income Tax Benefit (Expense)

The table below summarizes our income tax benefit (expense) for the years ended December 31, 2013 and 2012.

	For the year ended
	December 31,
(in thousands)	2013	2012

Income tax benefit (expense)	$1,304	$(101)

On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for amended returns for the calendar years ending December 31, 2004 through 2006.  Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company.  The Company received the refund on April 8, 2013.  This agreement also resulted in a favorable resolution of $1.6 million of the Company's uncertain tax positions recorded at December 31, 2012.  The release of the uncertain tax position resulted in a $1.6 million tax benefit in the first quarter of 2013.

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the years ended December 31, 2013 and 2012.

	For the year ended
	December 31,
(in thousands)	2013	2012

Income allocable to perpetual preferred shareholders of a subsidiary company	$(3,714)	$(9,443)

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $5.7 million for the year ended December 31, 2013 as compared to 2012 mainly due to a decline in the weighted average balance of our perpetual preferred shares.  During February 2013 and April 2013, $27.0 million and $11.0 million, respectively, of preferred share liquidation preference were redeemed and retired.  On July 3, 2013, the remaining $121.0 million of preferred share liquidation preference was assumed by the purchaser of our common shares in TEB.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that were consolidated for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Revenue:
Rental and other income from real estate	$12,839	$5,860
Interest and other income	8,471	5,352
Total revenue from CFVs	21,310	11,212

Expenses:
Depreciation and amortization	8,494	5,846
Interest expense	3,263	1,699
Other operating expenses	9,632	6,739
Foreign currency loss	10,534	1,200
Asset impairments	21,785	12,640
Total expenses from CFVs	53,708	28,124

Net gains (losses) related to CFVs:
Investment gains	23,201	13,143
Derivative gains (losses)	8,594	(532)
Net loss on sale of properties	–	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(26,609)	(39,391)
Net loss	(27,212)	(43,862)
Net losses allocable to noncontrolling interests in CFVs	32,368	48,301
Net income allocable to the common shareholders related to CFVs	$5,156	$4,439

The details of Net income allocable to the common shareholders for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended
	December 31,
(in thousands)	2013	2012

Interest income	$2,214	$3,150
Asset management fees	4,556	5,459
Guarantee fees	1,324	1,373
Equity in losses from Lower Tier Property Partnerships	(3,157)	(4,312)
Equity in income from SA Fund	684	336
Other expense	(465)	(1,567)
Net income allocable to the common shareholders	$5,156	$4,439

The Company’s interest income, asset management fees and guarantee fees are eliminated in consolidation, but are allocated to the Company due to the Company’s contractual right to this income.  Interest income is primarily related to bonds that were eliminated when we consolidated the properties that collateralize the bonds.  Asset management fees are from managing the SA Fund and LIHTC Funds.  Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield.  Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event that a LIHTC Fund’s investment in a Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the Lower Tier Property Partnership to the extent of the bond or loan carrying amount.  Equity in income from SA Fund is our share of the SA Fund’s net income based on our 2.7% equity interest in the SA Fund.

Net income allocable to the common shareholders related to CFVs increased by $0.7 million for the year ended December 31, 2013 as compared to 2012 mainly due to a $1.2 million decline in equity in losses from the Lower Tier Property Partnerships, as well as a $1.1 million decline in other expenses relating to a fourth quarter 2012 impairment on a loan made from a LIHTC Fund to a Lower Tier Property Partnership that was not repeated during 2013.

Partially offsetting these increases were a $0.9 million decrease in interest income and a $0.9 million decrease in asset management fees.  The Company has bond interest income that is recorded as an allocation of income because certain bonds were eliminated upon consolidation of the properties serving as collateral for those bonds.  The decline in interest income was mainly due to the TEB sale, whereby we sold several of the eliminated bonds to Merrill Lynch Portfolio Management, Inc. (together with its affiliates, the “Purchaser”), an affiliate of Bank of America Merrill Lynch.  Asset management fees declined mainly due to a decline in fees (asset management fees as well as expense reimbursements) from the SA Fund.  Asset management fees from the SA Fund declined by $0.6 million as the payment structure transitioned in the second quarter 2012 from fees based on committed capital to fees based on invested capital.  Reimbursement revenue for services provided to the SA Fund, the cost of which is included in salaries and benefits and general and administrative expense, also declined by $0.2 million.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012

Sublease income	$492	$1,476
Income from CFVs (primarily rental income)	11,948	20,035
Income from REO operations	718	57
Rent expense	(492)	(1,476)
Expenses from CFVs (primarily operating expenses)	(10,928)	(22,712)
Other income	459	400
Other expense	(548)	–
Net gains on property acquisition	320	–
Net income before disposal activity	1,969	(2,220)
Disposal:
Net gains related to REO	19,257	–
Net gains related to CFVs	5,501	5,180
Net income from discontinued operations	26,727	2,960
(Income) loss from discontinued operations allocable to noncontrolling interests	(1,351)	2,394
Net income to common shareholders from discontinued operations	$25,376	$5,354

The details of net income to common shareholders from discontinued operations for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended
	December 31,
(in thousands)	2013	2012

Interest income	$1,273	$3,097
Other income	1,989	1,976
Other expense	(1,297)	(3,040)
Net gains on disposal of REO	19,257	–
Net gains on redemption of bonds	4,154	3,321
Net income to common shareholders from discontinued operations	$25,376	$5,354

At September 30, 2013, a non-profit entity that the Company consolidates owned four multifamily properties that were classified as held-for-sale on the consolidated balance sheets.  The Company provided bond financing to these multifamily properties.  Because we reflect the four multifamily properties on our balance sheet, the Company’s bonds were eliminated against the mortgage payable of the properties.  During the fourth quarter of 2013, the Company assumed the general partner and limited partner interests in these four real estate partnerships from the non-profit.  As a result of this transfer, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MuniMae.

Subsequent to the transfer during the fourth quarter of 2013, the Company sold two of the four real estate properties for $47.2 million which resulted in a gain on sale of real estate of $19.1 million.  The sales proceeds covered the Company’s related unpaid bond principal in full and a portion of the interest due on these bonds.

At September 30, 2012, the non-profit entity discussed above classified two of its multifamily property partnerships as held-for-sale.  The Company provided bond financing to these multifamily properties.  Because we reflect the two multifamily properties on our balance sheet, the Company’s bonds were eliminated against the mortgage payable of the properties.  During the fourth quarter of 2012, one of the properties was sold for a net gain of $3.3 million to the common shareholders, and, during the first quarter of 2013, the other property was sold for a net gain of $3.6 million to the common shareholders.  During the remainder of 2013, an additional $0.5 million of contingent proceeds relating to these properties were received.  These gains are reflected as Net gains on redemption of bonds in the table above.

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting as of December 31, 2013.  Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds.  The table below reflects the portfolio from an asset management perspective.  See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures.”

											Debt			Number of
							Wtd Avg		Wtd Avg		Service		Number of	Multifamily
(dollars in thousands)	UPB			Fair Value			Coupon		Pay Rate (7)		Coverage (8)		Bonds	Properties
Performing Multifamily tax-exempt bonds (1)	$77,028		27%	$75,405		31%	6.57%		6.57%		0.84	x	10	9
Non-performing Multifamily tax-exempt bonds (2), (3)	119,884		41%	86,170		35%	6.97%		3.21%		0.51	x	15	12
Subordinate cash flow and participating Multifamily tax-exempt bonds (4)	14,660		5%	10,069		4%	4.51%		–%				3	2
Total Multifamily tax-exempt bonds	$211,572		73%	$171,644		70%	6.81	% (9)	4.52	% (9)	0.64	x	28	23

Performing CDD bonds	$28,450		10%	$28,444		11%	7.00%		7.00%				2	N/A
Non-performing CDD bonds (2)	29,825		10%	23,866		10%	7.25%		4.86%				4	N/A
Total CDD bonds (5)	$58,275		20%	$52,310		21%	7.13%		5.90%				6	N/A

Other bonds (6)	$21,695		7%	$21,667		9%	4.34%		4.34%				2	N/A
Total Bond Portfolio	$291,542	(10)	100%	$245,621	(10)	100%	6.68	% (9)	4.80	% (9)			36	23

Total Non-performing portfolio	$149,709		51%	$110,036		45%	7.02%		3.54%		0.51	x	19	12

(1)	Included in this amount were senior interests in bonds of $36.1 million that were financed by TRSs with a carrying amount of $36.3 million at December 31, 2013.

(2)	Non-performing is defined as bonds that are 30+ days past due in either principal and/or interest.

(3)
Included in this amount were senior interests in bonds of $30.7 million that were financed by TRSs with a carrying amount of $31.3 million at December 31, 2013.  Also included in this amount were subordinate bonds with must pay coupons and $0.8 million fair value.

(4)
Included in this amount were subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default.  Included in this amount were participating cash flow bonds with $8.5 million UPB and $6.1 million fair value.

(5)
The Company transferred interests in two of these bonds together with a guarantee to the buyer for timely principal and interest payment and therefore the cash received on the transfers was treated as a borrowing.  Also, one of these bonds was financed through a TRS.  On a combined basis, the Company had debt associated with these bonds with a carrying amount of $44.1 million at December 31, 2013.

(6)	These bonds were financed by two total returns swaps with a carrying amount of $21.3 million at December 31, 2013.

(7)
The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at December 31, 2013.

(8)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(9)
The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds whereby non-payment of debt service is not a default.

(10)
Includes nine bonds that the Company eliminated as a result of consolidation accounting (one of which was a performing multifamily tax-exempt bond, five of which were non-performing multifamily tax-exempt bonds and three of which were subordinate cash flow and participating multifamily tax-exempt bonds).  At December 31, 2013, these nine bonds had an UPB of $68.0 million and a fair value of $50.3 million, including $2.5 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold.  See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures” for more information.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties.  The 23 properties serving as collateral are located across 15 different Metropolitan Statistical Areas (“MSA”).  The highest concentration is in the Atlanta MSA and as of December 31, 2013, 30.6% and 28.7% (based on UPB and fair value, respectively) was located in Atlanta.  Approximately 76% of our UPB is collateralized by properties that are affordable low-income housing and serve the general population while four properties or approximately 22% of our UPB serve the senior population and one property or 2% of our UPB serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling twelve month debt service coverage for those with must pay coupons.

As of December 31, 2013, the Company had 25 multifamily tax-exempt bonds with must pay coupons.

•	10 of the 25 bonds were performing bonds with $77.0 million UPB and $75.4 million fair value and average debt service coverage ratio of 0.84x. The potential for defaults exist within this population, but because these are low-income housing tax credit bonds, despite the fact that they have generally less than 0.9x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

•	15 of the 25 bonds were non-performing bonds with $119.9 million UPB and $86.2 million fair value and an average debt service coverage ratio of 0.51x.

Additionally, as of December 31, 2013, five of the 25 must pay bonds were subordinate bonds with $9.5 million UPB and $1.8 million fair value.  While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns three of the related senior bonds with $16.7 million UPB and $16.0 million fair value.  All but two of the must pay subordinate bonds with $0.9 million UPB and $1.0 million fair value were in default as of December 31, 2013.

As of December 31, 2013, the Company had three bonds with $14.7 million UPB and $10.1 million fair value that were subordinate and do not have must pay coupons.  Debt service on these bonds is paid to the extent there is available cash flow and only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral.  The Company owns one of the related senior bonds with a $7.9 million UPB and fair value.  These cash flow bonds were excluded from the calculation of debt service coverage ratios as non-payment is not a default.

Community Development District Bonds

As of December 31, 2013, there were six CDD bonds with $58.3 million UPB and $52.3 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects.  These bonds are commonly referred to as CDD bonds in Florida and as Community Development Authority (“CDA”) or Capital Improvement Cooperative District (“CID”) bonds in other states.  The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio.   As of December 31, 2013, one Alabama development, financed by four bonds, was 30 days or more past due. The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Other Bonds

As of December 31, 2013, there were two bonds with $21.7 million UPB and fair value in rated municipal bonds.  Specifically, these investments are senior certificate interests in a triple A enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Valuation Results for the year ended 2013 as compared to the year ended 2012

During the year ended December 31, 2013, we recorded net unrealized losses of $16.1 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income.  Approximately two thirds of the net unrealized losses were due to an increase in market yields on performing bonds, much of which was recognized during second quarter 2013 on bonds sold as part of the TEB sale in third quarter 2013.  The remaining net losses were primarily driven by increases in the weighted average discount rate as well as a reduction in expected cash flows from certain properties.  During the year ended December 31, 2012, we recorded net unrealized gains of $34.3 million on our Reported Bonds through other comprehensive income largely due to declining market yields on our performing bonds still held in the portfolio at December 31, 2012.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period.  Our bonds are not traded on an established exchange nor is there an active private trading market; therefore, our bonds are illiquid.  This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place.  For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size.  The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation.  The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.48% and 7.02% at December 31, 2013 and 2012, respectively, for performing bonds still held in the portfolio at December 31, 2013.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate for the bonds that are past due in either principal or interest averaged 8.5% and 8.2% at December 31, 2103 and 2012, respectively for bonds still in our portfolio at December 31, 2013.  The capitalization rate averaged 6.7% and 6.9% at December 31, 2013 and 2012, respectively for bonds still in the portfolio at December 31, 2013.

To the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The lack of liquidity in the bond markets in which the Company transacts, coupled with the significant judgments that are inherent in our valuation methodologies, results in a risk that if the Company needed to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., the fair value) of such bonds.

Liquidity and Capital Resources

During 2013 and the first quarter of 2014, the Company completed several transactions that improved its liquidity position.  These transactions are summarized as follows:

During the first quarter of 2013, the Company sold 100% of its preferred stock investments for $36.6 million plus accrued interest.  Separately, the Company entered into three TRS agreements with an affiliate of the purchaser of the preferred stock investments.  During the first quarter, the primary uses of the sales proceeds were to:

•	repurchase subordinate debt ($17.4 million in cash was used to repurchase $45.5 million of unpaid principal);
•	pledge cash collateral of $14.0 million which replaced a letter of credit posted on the Company’s behalf to secure a guarantee obligation; and
•	pledge collateral of $3.7 million against the three TRS agreements referenced above.

During the second quarter of 2013, the Company sold its common shares in TEB for net proceeds of $19.2 million (representing $78.7 million of gross cash proceeds received, less $43.2 million of TEB cash and cash equivalents transferred to the Purchaser and $16.3 million that was used to collateralize borrowings with the Purchaser).  In addition to generating $19.2 million of net cash proceeds, the Company was able to convert $44.8 million of cash held within TEB and subject to distribution constraints to cash that could be freely managed by the Company.

During the fourth quarter of 2013, the Company sold two real estate properties for $47.2 million and during the first quarter of 2014, the Company sold two additional real estate properties for $35.8 million.  The proceeds from these sales have not been reinvested by the Company as of March 14, 2014.

Sources of Liquidity

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities.  At December 31, 2013 and 2012 we had cash and cash equivalents of $66.8 million and $50.9 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

We consolidate certain funds and ventures in which we have no (or nominal) equity interest, therefore we reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flows.  As reflected on our consolidated balance sheets, the cash held by these CFVs was reported in “Restricted cash,” outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash.  Therefore, the net increase to cash and cash equivalents is representative of the change only to MuniMae’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MuniMae and the CFVs.  The tables below provide the cash activity related to MuniMae and the CFVs.

	For the year ended December 31, 2013
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857		$50,857
Net cash provided by (used in):
Operating activities	885	1,981	2,866
Investing activities	81,130	4,669	85,799
Financing activities	(66,078)	(6,650)	(72,728)
Net increase in cash and cash equivalents	15,937	–	15,937
Cash and cash equivalents at end of period	$66,794		$66,794

	For the year ended December 31, 2012
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$42,116		$42,116
Net cash provided by (used in):
Operating activities	7,799	(2,852)	4,947
Investing activities	78,898	(54,845)	24,053
Financing activities	(77,956)	57,697	(20,259)
Net increase in cash and cash equivalents	8,741	–	8,741
Cash and cash equivalents at end of period	$50,857		$50,857

Operating activities

Cash flows provided by operations for MuniMae were $0.9 million and $7.8 million for the years ended December 31, 2013 and 2012, respectively.  The $6.9 million decrease in cash provided by operating activities was primarily due to:

•	a decrease in interest income of $30.1 million primarily as a result of the TEB sale, a $1.7 million increase in operating expenses ($1.5 million related to legal and other professional fees paid related to the TEB sale) and a $0.8 million decrease in asset management fees received, partially offset by:

•	a $12.8 million reduction in interest expense primarily as a result of the TEB sale, an $8.5 million decrease in derivative terminations, a $3.5 million increase in other income received ($2.1 million related to income tax refunds) and a $1.2 million increase in principal payments received on loans held-for-sale.

Investing activities

Cash flows provided by investing activities for MuniMae were $81.1 million and $78.9 million for the years ended December 31, 2013 and 2012, respectively.  The $2.2 million increase in cash provided by investing activities was primarily due to:

•	a $67.0 million increase in net proceeds received from the sale of real estate, $19.2 million in net proceeds from the sale of TEB (net of $16.3 million of cash received from the TEB sale that was restricted for the purpose of providing collateral for borrowings with the Purchaser) and a $6.2 million decrease in advances on bonds, partially offset by:

•	a $54.8 million decrease in principal payments and sales proceeds received on bonds, a $20.5 million increase in restricted cash (primarily a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation and excluding the increase in restricted cash that was funded with proceeds received from the TEB sale), a $7.5 million decrease in principal payments received on loans held for investment, a $5.0 million decrease in proceeds received from the redemption of preferred stock, a $1.3 million increase in investments in real estate and a $0.8 million decrease in insurance proceeds received related to real estate we own.

Financing activities

Cash flows used in financing activities for MuniMae were $66.1 million and $78.0 million for the years ended December 31, 2013 and 2012, respectively.  The $11.9 million decrease in cash used in financing activities was primarily due to:

•	a $553.2 million net decrease in cash used to repay senior interests and other debt primarily resulting from a transaction that the Company completed during the fourth quarter of 2012 whereby all of the Company’s securitization debt that had credit enhancement and liquidity facilities expiring on March 31, 2013 was refinanced, a $4.7 million decrease in distributions paid to perpetual preferred shareholders and a $4.1 million decrease in payment of debt issue costs, partially offset by:

•	a $437.4 million net decrease in proceeds from borrowings primarily resulting from the refinancing completed during the fourth quarter of 2012 discussed above that generated $540.1 million of proceeds, partially offset by $73.3 million in proceeds generated from the issuance of TEB preferred shares during the first quarter of 2013 and $36.6 million in proceeds from a TRS financing entered into in connection with the transfer of our preferred stock investments during the first quarter of 2013. There was also a $70.9 million increase in the cash used to repurchase TEB preferred shares, $33.2 million of cash used to repurchase bonds, but treated as repayment of borrowings because we consolidate the related borrowing partnerships, a $5.9 million increase in the repayment of subordinate debentures and a $2.7 million increase in purchases of treasury stock.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2013.  See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	December 31, 2013	Weighted-Average Interest Rate at December 31, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)	$132,966	3.0%
Notes payable and other debt – non-bond related	8,280	9.7
Total asset related debt	141,246	3.4

Other Debt (1)
Subordinate debentures (3)	144,421	7.2
Notes payable and other debt (4)	64,694	5.5
Total other debt	209,115	6.7

Total asset related debt and other debt	350,361	5.3

Debt related to CFVs	91,602	4.3

Total debt	$441,963	5.1

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

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 and $1.7 million at December 31, 2013 and 2012, respectively.

(3)	Included in the subordinate debt balance were $3.0 million and $7.1 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at December 31, 2013 and 2012, respectively.

(4)	This amount includes $3.2 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

This debt is primarily comprised of TRS financing agreements on bonds available-for-sale ($102.3 million at December 31, 2013).  This amount also includes secured borrowings of $30.7 million related to two bonds transferred with a performance guarantee that failed to receive accounting sale treatment.

Other Debt

Subordinate debt

At December 31, 2013, the Company had $141.4 million of subordinate debt (principal) with a carrying value of $144.4 million and a weighted average effective interest rate of 7.2%.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of MMA Financial Holdings, Inc. (“MFH”) subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net gains on early extinguishment of liabilities” on the consolidated statements of operations for the year ended December 31, 2013.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Notes payable and other debt

At December 31, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock investment.  See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information.  The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.24% at December 31, 2013) and resets quarterly.  The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for further information.

Covenant Compliance and Debt Maturities

At December 31, 2013, the Company had $3.2 million of debt that had come due that continues to be governed by a forbearance agreement that expires April 30, 2015.  The Company is complying with the terms of the agreement such that the lender is not pursuing any remedies.

Letters of Credit

On July 1, 2013, $0.1 million in a letter of credit expired unused and $2.9 million was canceled unused on July 31, 2013.  As a result, the Company had no letters of credit outstanding at December 31, 2013.

Guarantees

The following table summarizes guarantees by type at December 31, 2013:

	December 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,198

The indemnification contracts are with the purchaser of the tax credit equity (“TCE”) business and are related to the guarantees of investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships.  We made no cash payments under these indemnification agreements for the year ended December 31, 2013.

Our maximum exposure under the indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees.  The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.

In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company continues to hold general partner interests and as a result, the Company consolidates these funds.  The maximum exposure under these guarantees is estimated to be approximately $614.4 million at December 31, 2013.  The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.  See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae.  At December 31, 2013, the debt related to CFVs had the following terms:

	December 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,716	40,987	6.32	Various dates through March 2049
Total debt	$91,602	$90,873

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of December 31, 2013.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand.  Therefore, the SA Fund is exposed to foreign currency risk.  In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts.  As required, these derivative instruments are carried at fair value.  The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through “Net gains related to CFVs” on the consolidated statements of operations.  The change of value in the debt obligation due to currency fluctuation is recognized through “Expenses from CFVs” on the consolidated statements of operations.

Consolidated Lower Tier Property Partnerships

During the third quarter of 2013, the Company sold 10 bonds that were not on our balance sheet at the time of sale because a non-profit entity that we consolidate is deemed to be the primary beneficiary of the associated Lower Tier Property Partnerships (“Consolidated Lower Tier Property Partnerships”). This non-profit held the real estate serving as collateral to these bonds.  Therefore, upon the sale of TEB, the cash proceeds received on these 10 bonds were recorded as debt owed by the Consolidated Lower Tier Property Partnerships of $75.2 million.  Subsequent to the TEB sale and during the third and fourth quarters of 2013, we repurchased five of these bonds thereby causing the outstanding debt obligation to decline by $33.6 million.

Company Capital

Common Shares

During 2013, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 5 million shares at a price of up to 100% of the Company’s reported common shareholders’ equity per share as shown on the Company’s most current filed periodic report at the time of repurchase.  During the year ended December 31, 2013, the Company repurchased 2,066,305 shares at an average price of $1.29.  On March 12, 2014, the Board of Directors authorized an amendment to the stock repurchase program whereby the maximum repurchase price was set to a price of up to 95% of the Company’s last reported common shareholders’ equity per share.  The Company’s common equity at December 31, 2013 was $65.3 million resulting in an equity per common share of $1.61.  As a result the maximum price the Company may pay to repurchase stock upon the filing of this Report until the maximum price is reset upon the filing of its 2014 first quarter filing, or the plan is amended, is $1.53.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MuniMae, together with the report thereon of KPMG LLP dated March 21, 2014, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

A “material weakness” as defined by Public Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5, “An Audit of Internal Control over Financial Reporting That is Integrated with an Audit of Financial Statements” (“Auditing Standard No. 5”) is “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.” A “deficiency” in internal control over financial reporting as defined by Auditing Standard No. 5 “exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.”  As a result of management’s internal control evaluation conducted as of December 31, 2013, management concluded that a material weakness existed within its consolidation accounting and reporting processes and because of this material weakness management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on additional procedures and controls performed and put into place after December 31, 2013, but before the filing of this Report, management believes that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with US GAAP.  Management believes that the additional controls procedures should result in effective internal control over financial reporting going forward, but plans to evaluate the effectiveness of such control procedures for several quarters before concluding that the material weakness has been remediated.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors, a copy of which is available on the Company’s website at www.munimae.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2014 Annual Shareholders’ Meeting under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is contained in the Company’s Proxy Statement for its 2014 Annual Shareholders’ Meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be furnished by this Item 12 is contained in the Company’s Proxy Statement for its 2014 Annual Shareholders’ Meeting under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is contained in the Company’s Proxy Statement for its 2014 Annual Shareholders’ Meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this Item 14 is contained in the Company’s Proxy Statement for its 2014 Annual Shareholders’ Meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts (The information required is presented within the notes to the Consolidated Financial Statements)

 (3)  Exhibit Index

See Exhibit Index immediately preceding the exhibits

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:	/s/ Michael L. Falcone
Dated: March 21, 2014		Name: Michael L. Falcone
Title: Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 21, 2014
Name: Michael L. Falcone
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Lisa M. Roberts	March 21, 2014
Name: Lisa M. Roberts
Title: Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Francis X. Gallagher	March 21, 2014
Name: Francis X. Gallagher
Title: Chairman of the Board of Directors (effective March 17, 2014)

By:	/s/ Steven S. Bloom	March 21, 2014
Name: Steven S. Bloom
Title: Director

By:	/s/ J.P. Grant	March 21, 2014
Name: J.P. Grant
Title: Director

By:	/s/ Douglas A. McGregor	March 21, 2014
Name: Douglas A. McGregor
Title: Director

By:	/s/ Frederick W. Puddester	March 21, 2014
Name: Frederick W. Puddester
Title: Director

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Municipal Mortgage and Equity, LLC:

We have audited the accompanying consolidated balance sheets of Municipal Mortgage and Equity, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Municipal Mortgage and Equity, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of  their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Baltimore, Maryland
March 21, 2014

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents (includes $41,634 at December 31, 2012 in a consolidated subsidiary that had restrictions on distributions)	$66,794	$50,857
Restricted cash (includes $52,897 and $53,957 related to CFVs)	87,903	55,313
Bonds available-for-sale (includes $134,769 and $925,346 pledged as collateral and/or restricted)	195,332	969,394
Investments in Lower Tier Property Partnerships related to CFVs	286,007	333,335
SA Fund investments related to CFVs	158,325	161,433
Real estate held-for-use, net (includes $15,644 and $17,756 pledged as collateral and $102,314 and $111,931 related to CFVs)	120,576	129,687
Real estate held-for-sale, net (includes $15,338 at December 31, 2012 related to CFVs)	24,090	15,338
Investment in preferred stock	31,371	31,371
Other assets (includes $11,907 and $14,691 pledged as collateral and $23,664 and $17,568 related to CFVs)	44,960	55,024
Total assets	$1,015,358	$1,801,752

LIABILITIES AND EQUITY
Debt (includes $91,602 and $55,433 related to CFVs)	$441,963	$1,042,959
Derivative liabilities	626	3,544
Accounts payable and accrued expenses	8,723	12,498
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	13,461	15,881
Other liabilities (includes $4,043 and $6,150 related to CFVs)	11,726	15,145
Total liabilities	$476,499	$1,090,027

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at December 31, 2012	$–	$155,033
Noncontrolling interests in CFVs and IHS (net of $575 and $1,533 of subscriptions receivable)	473,513	511,791
Common shareholders’ equity:
Common shares, no par value (39,279,596 and 40,638,614 shares issued and outstanding and 1,281,080 and 1,873,348 non-employee directors’ and employee deferred shares issued at December 31, 2013 and 2012, respectively)	28,687	(93,786)
Accumulated other comprehensive income	36,659	138,687
Total common shareholders’ equity	65,346	44,901
Total equity	538,859	711,725
Total liabilities and equity	$1,015,358	$1,801,752

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the year ended December 31,
	2013	2012
Interest income
Interest on bonds	$37,280	$64,916
Interest on loans and short-term investments	648	875
Total interest income	37,928	65,791

Interest expense (1)
Bond related debt	22,996	24,233
Non-bond related debt	1,256	2,426
Total interest expense	24,252	26,659
Net interest income	13,676	39,132

Non-interest revenue
Income on preferred stock investment	5,260	5,749
Other income	2,650	2,525
Revenue from CFVs	21,310	11,212
Total non-interest revenue	29,220	19,486
Total revenues, net of interest expense	42,896	58,618

Operating and other expenses
Interest expense (2)	14,988	18,542
Salaries and benefits	12,318	10,428
General and administrative	4,699	5,025
Professional fees	8,492	6,764
Impairment on bonds:
Total other-than-temporary impairment on bonds	2,619	7,217
Portion of other-than-temporary impairment recognized in AOCI	(547)	–
Net impairment of bonds recognized in earnings	2,072	7,217
Net loan loss (recovery)	5	(5,647)
Other expenses	6,245	6,446
Expenses from CFVs	53,708	28,124
Total operating and other expenses	102,527	76,899

Net gains on assets and derivatives	78,783	81
Net gains (losses) on early extinguishment of liabilities	36,583	(1,774)
Net gains due to initial real estate consolidation and foreclosure	10,895	5,404
Net gains related to CFVs	31,795	12,441
Equity in losses from Lower Tier Property Partnerships of CFVs	(26,609)	(39,391)
Net income (loss) from continuing operations before income taxes	71,816	(41,520)
Income tax benefit (expense)	1,304	(101)
Income from discontinued operations, net of tax	26,727	2,960
Net income (loss)	99,847	(38,661)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)	(9,443)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	33,058	48,825
Related to discontinued operations	(1,351)	2,394
Net income to common shareholders	$127,840	$3,115

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(in thousands, except per share data)

	For the year ended December 31,
	2013	2012
Basic income per common share:
Income (loss) from continuing operations	$2.44	$(0.06)
Income from discontinued operations	0.60	0.13
Income per common share	$3.04	$0.07

Diluted income per common share:
Income (loss) from continuing operations (adjusted for liability classified awards)	$2.38	$(0.06)
Income from discontinued operations	0.58	0.13
Income per common share	$2.96	$0.07

Weighted-average common shares outstanding:
Basic	42,118	42,259
Diluted	43,587	42,443

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended December 31,
	2013	2012

Net income to common shareholders	$127,840	$3,115
Net loss allocable to noncontrolling interests	(27,993)	(41,776)
Net income (loss)	$99,847	$(38,661)

Other comprehensive (loss) income allocable to common shareholders:
Bond related changes:
Net unrealized (losses) gains arising during the period	$(16,104)	$34,255
Reversal of net unrealized gains on sold/redeemed bonds	(77,226)	(1,420)
Reclassification of unrealized bond losses to operations due to impairment	2,072	7,217
Reclassification of unrealized bond gains to operations due to consolidation of funds and ventures	(10,895)	(5,404)
Net changes in other comprehensive income due to bonds	(102,153)	34,648
Foreign currency translation adjustment	125	(15)
Other comprehensive (loss) income allocable to common shareholders	$(102,028)	$34,633

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(26,552)	$(5,875)

Comprehensive income to common shareholders	$25,812	$37,748
Comprehensive loss to noncontrolling interests	(54,545)	(47,651)
Comprehensive loss	$(28,733)	$(9,903)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

			Accumulated	Total	Perpetual
	Common Equity Before		Other	Common	Preferred	Noncontrolling
	Accumulated Other		Comprehensive	Shareholders’	Shareholders’	Interest in CFVs	Total
	Comprehensive Income		Income	Equity	Equity	and IHS	Equity
	Number	Amount
Balance, January 1, 2012	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050
Net income (loss)	–	3,115	–	3,115	9,443	(51,219)	(38,661)
Other comprehensive income	–	–	34,633	34,633	–	(5,875)	28,758
Distributions	–	–	–	–	(9,443)	–	(9,443)
Contributions	–	–	–	–	–	20,462	20,462
Common shares (restricted and deferred) issued under employee and non-employee director share plans	393	126	–	126	–	–	126
Mark-to-market activity for liability classified awards previously classified as equity	–	(7)	–	(7)	–	–	(7)
Net change due to consolidation	–	2,202	–	2,202	–	3,238	5,440
Balance, December 31, 2012	42,512	$(93,786)	$138,687	$44,901	$155,033	$511,791	$711,725
Net income (loss)	–	127,840	–	127,840	3,714	(31,707)	99,847
Other comprehensive loss	–	–	(102,028)	(102,028)	–	(26,552)	(128,580)
Distributions	–	–	–	–	(3,714)	(631)	(4,345)
Contributions	–	–	–	–	–	13,465	13,465
Common shares (restricted and deferred) issued under employee and non-employee director share plans	147	205	–	205	–	–	205
Mark-to-market activity for liability classified awards previously classified as equity	–	(15)	–	(15)	–	–	(15)
Net change due to consolidation	–	(695)	–	(695)	–	7,147	6,452
Employee and non-employee shares cancelled	(32)	–	–	–	–	–	–
Common share repurchases	(2,066)	(2,682)	–	(2,682)	–	–	(2,682)
Preferred share repurchases	–	842	–	842	(37,055)	–	(36,213)
Preferred shares transferred to TEB purchaser	–	(3,022)	–	(3,022)	(117,978)	–	(121,000)
Balance, December 31, 2013	40,561	$28,687	$36,659	$65,346	$–	$473,513	$538,859

 The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99,847	$(38,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains on sales of bonds and loans	(78,765)	(1,729)
Net gains due to real estate consolidation and foreclosure	(10,895)	(5,404)
Net gains related to CFVs	(36,625)	(14,019)
Provisions for credit losses and impairment	24,548	14,889
Equity in losses from Lower Tier Property Partnerships of CFVs	26,884	40,070
Interest rate swap termination payments	(1,967)	(10,452)
Subordinate debt effective yield amortization and interest accruals	7,902	10,263
Net gains on early extinguishment of liabilities	(36,583)	-
Net gains on sales of real estate and other investments	(19,577)	(40)
Depreciation and other amortization	18,343	9,775
Foreign currency loss	11,691	1,377
Stock-based compensation expense	1,823	300
Other	(3,760)	(1,422)
Net cash provided by operating activities	2,866	4,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	-	(6,189)
Principal payments and sales proceeds received on bonds	16,383	45,782
Advances on and originations of loans held for investment	(512)	(550)
Principal payments received on loans held for investment	598	7,981
Insurance recoveries on real estate	-	753
Investments in property partnerships and real estate	(30,927)	(58,425)
Proceeds from the sale of real estate and other investments	87,154	24,134
Proceeds received on redemption of investment in preferred stock	-	5,000
Net proceeds from the sale of a subsidiary company	19,151	-
Increase in restricted cash and cash of CFVs	(22,832)	(3,575)
Capital distributions received from investments in partnerships	16,784	9,142
Net cash provided by investing activities	85,799	24,053

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	116,494	593,570
Repayment of borrowings	(157,323)	(619,686)
Payment of debt issuance costs	(1,202)	(5,271)
Contributions from holders of noncontrolling interests	13,465	20,462
Distributions paid to holders of noncontrolling interests	(631)	-
Purchase of treasury stock	(2,682)	-
Distributions paid to perpetual preferred shareholders of a subsidiary company	(4,636)	(9,334)
Redemption of perpetual preferred shares	(36,213)	-
Net cash used in financing activities	(72,728)	(20,259)

Net increase in cash and cash equivalents	15,937	8,741

Cash and cash equivalents at beginning of period	50,857	42,116

Cash and cash equivalents at end of period	$66,794	$50,857

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(in thousands)

	For the year ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$31,668	$40,917
Income taxes paid	254	135

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(128,580)	28,758
Debt and liabilities extinguished through sales and collections on bonds and loans	4,252	11,420
Increase in real estate assets due to initial consolidation of funds and ventures	43,943	47,058
Decrease in bond assets due to initial consolidation of funds and ventures	37,833	34,110
Increase in noncontrolling interests due to consolidation of funds and ventures	6,737	5,775
Decrease in loan investments due to foreclosure	-	7,711
Increase in common equity due to purchase of noncontrolling interests	-	2,203
Decrease in noncontrolling interests due to sale of common equity	-	2,203

Net change in assets and liabilities due to the sale of a subsidiary company:
Net decrease in interest receivable	4,612	-
Net decrease in interest payable	(1,052)	-
Net decrease in bonds available-for-sale	678,983	-
Net increase in restricted cash	(14,672)	-
Increase related to new borrowing activities	169,601	-
Net decrease in perpetual preferred shares and related distributions	(122,669)	-
Decrease related to borrowings transferred to purchaser	(695,652)	-

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

Municipal Mortgage & Equity, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company,” “MuniMae,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Description of the Business

The Company operates through two reportable segments: US Operations and International Operations.

We own and manage a portfolio of real estate related assets.  Our primary holdings include a portfolio of bonds and bond-related investments (“bonds”), a substantial portion of which are tax-exempt and backed by affordable multifamily rental properties.  We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.  Finally, we own a variety of direct investments in multifamily rental properties and land.  Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds which invest primarily in affordable for-sale and rental housing primarily in South Africa.

US Operations

The Company’s bond portfolio consisted of 36 bonds totaling $245.6 million (based on fair value and including $50.3 million of bonds eliminated due to consolidation), collateralized by 23 real estate properties at December 31, 2013.  This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at December 31, 2013.  These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US.  The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

As a result of the third quarter 2013 sale of our common shares of MuniMae TE Bond Subsidiary, LLC (“TEB”) described in Note 2 “Bonds Available-For-Sale,” we significantly reduced our exposure to long-term interest rate risk; however, TEB constituted a substantial portion of our cash flow, and we no longer receive net interest spread generated by TEB.  As a result, to cover operating costs and grow shareholder value over the long term, we will need to find and make new investments that generate sufficient returns to achieve these goals.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa.  At December 31, 2013, the Company’s ownership interest in IHS is approximately 83%.  In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages one multi-investor fund (South Africa Workforce Housing Fund SA I - “SA Fund”) and a real estate partnership for a single-investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”), and is in the process of raising capital for a second multi-investor fund.

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

At December 31, 2012, the majority of the Company’s bond portfolio was financed through securitization transactions.  The securitization trusts that were created as part of the financing arrangements were consolidated by the Company because the Company was deemed to be the primary beneficiary.  Therefore, at December 31, 2012, the assets of these trusts were included within “Bonds available-for-sale” and the debt of these trusts was reported within “Debt.”  Subsequent to the sale of TEB and at December 31, 2013, there were no bond securitization trusts.

The Company consolidates IHS and eliminates all intercompany transactions and balances in consolidation.  The activity and balances for IHS are reflected in the Company’s consolidated financial statements.  Because the Company has a majority interest in IHS, the activity and balances for IHS are not identified as part of the Company’s CFVs.  The balances and activity items identified as part of the Company’s CFVs are for funds and ventures for which the Company has minimal to no ownership interests, but the Company has consolidated them due to the Company being the primary beneficiary.

The Company consolidates the SA Fund because IHS is deemed to be the primary beneficiary, and we therefore eliminate all intercompany transactions balances in consolidation.  The activity and balances for the SA Fund are identified as part of the Company’s CFVs because the Company has a minimal ownership interest in the SA Fund.

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

⋅	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs is considered restricted cash to the Company.

⋅	LIHTC Funds

Investment in Lower Tier Property Partnerships

At December 31, 2013, the Company had GP interests in 11 LIHTC Funds that are consolidated by the Company, as the Company was deemed to be the primary beneficiary.  The LIHTC Funds have limited partner investments in affordable housing property partnerships, which are the entities that own the affordable housing properties.  The GPs of these affordable housing property partnerships are considered the primary beneficiaries; therefore, the Company does not consolidate these property partnerships. These property partnerships are accounted for under the equity method and classified as “Investments in Lower Tier Property Partnerships” on the consolidated balance sheets.  A lower tier property partnership (“Lower Tier Property Partnership” or “LTPP”) is defined as a partnership formed by a developer to develop or hold and operate real estate investments for investors.

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership and the amortization of any investment basis differences after the date of acquisition.  On a quarterly basis, the Company assesses the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired.  The Company estimates the future gross (undiscounted) tax benefits and cash flows associated with the investments to determine if the investments’ carrying amounts are recoverable.  These tax benefits and cash flows include future tax credits and tax benefits from net operating losses and any annual cash flow and residual value of the properties.  If the investment balance is greater than the aggregate estimated future tax benefits and cash flows, then the investment is deemed to be impaired, with an impairment charge taken for the difference between the carrying value and the estimated future tax benefits and cash flows for each investment.

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

⋅	SA Fund

SA Fund Investments

These investments are private real estate investments made by the SA Fund in housing development projects in South Africa.  These investments are carried at fair value with changes in fair value reported through “Net gains related to CFVs” on the consolidated statements of operations.  See Note 17, “Consolidated Funds and Ventures.”

Derivative Financial Assets

The SA Fund holds foreign currency derivative contracts that are carried at fair value.  The SA Fund has not designated its derivatives as hedging instruments for accounting purposes.  As a result, changes in the fair value of these derivatives are recorded through current period earnings in “Net gains related to CFVs” on the consolidated statements of operations.  See Note 17, “Consolidated Funds and Ventures.”  The fair value of these derivatives are reflected in our balance sheet as “Other assets.”

⋅	Consolidated Lower Tier Property Partnerships and Non-profit Entities

Real Estate Owned (“REO”)

The Company consolidates two non-profit entities for which it is deemed the primary beneficiary.  These non-profit entities consolidate certain Lower Tier Property Partnerships because they are deemed to be the primary beneficiary (“Consolidated Lower Tier Property Partnerships”). The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities.  Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property.  The REO, which is the primary asset of the Consolidated Lower Tier Property Partnerships is reported in “Real estate held-for-use, net” and “Real estate held-for-sale related to CFV” on the consolidated balance sheets.  See Note 17, “Consolidated Funds and Ventures.”

Cash and Cash Equivalents

Cash and cash equivalents comprised of short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash.

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage.  The Company may be required to pledge cash collateral in connection with secured borrowings, derivative obligations or other liabilities.

Bonds

Bonds are classified as available-for-sale securities and are carried at fair value.  We evaluate bonds in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”).  An unrealized loss exists when the fair value of an individual bond is less than its amortized cost basis.  We recognize OTTI in earnings if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond.  If we do not intend to sell the bond and we believe it is not more likely than not that we will be required to sell prior to recovery of the bond’s amortized basis, then we recognize only the credit component of the OTTI in earnings and the amounts attributable to other factors are recognized, net of tax, in “Accumulated other comprehensive income” (“AOCI”).  The credit component represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than the bond’s amortized cost basis.

For our bonds in an unrealized loss position at December 31, 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.  Therefore, during the fourth quarter of 2013, only the credit component of unrealized losses considered to be other-than-temporary is recognized through earnings with the remaining amount recognized in AOCI.  Between fourth quarter of 2007 and third quarter of 2013, we recognized all unrealized losses through earnings because we deemed it more likely than not that we would be required to sell prior to the recovery of the bond’s amortized cost basis primarily due to our liquidity constraints.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition.  For most of our performing bonds at December 31, 2013, the Company estimated fair value using a discounted cash flow methodology; specifically, the Company discounted contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond was based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes were available, the Company estimated the fair value based on such quoted prices.  For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds where payment of full principal and interest is deemed at risk) at December 31, 2013, the Company estimated the fair value by discounting the property’s cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

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

Derivative Financial Liabilities

The Company recognizes all derivatives liabilities on the consolidated balance sheets and records these instruments at their fair values.  The Company has not designated any of its derivative investments as hedging instruments for accounting purposes.  As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net gains on assets and derivatives” on the consolidated statements of operations.

Guarantee Obligations

The Company has indemnification contracts with the purchaser of the tax credit equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships.  See Note 10, “Guarantees and Collateral.”

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted-average number of common shares issued and outstanding during the period (this includes director and employee deferred and vested shares).  The numerator used to calculate diluted income (loss) per share includes net income (loss) to common shareholders adjusted to remove the difference in income or loss associated with reporting the dilutive employee share awards classified as liabilities as opposed to equity awards.  The denominator used to calculate diluted income (loss) per share includes the weighted-average number of common shares issued and outstanding during the period adjusted to add in common stock equivalents associated with unvested share awards as well as in the money option awards unless they are contingent upon a certain share price that has not yet been achieved.

Income Taxes

Through July 9, 2013, the Company was a publicly traded-partnership (“PTP”) for income tax purposes and, as such, was taxed as a partnership for federal and state income tax purposes.  Effective July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making an entity classification election (“check-the-box”) with the Internal Revenue Service (“IRS”).  As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1.  This change will also eliminate the ongoing costs of operating as a partnership and is consistent with changes in the nature of the Company’s activities.

As a result of the partnership treatment prior to the check-the-box election, all activity of the Company’s pass-through entities prior to July 10, 2013 was passed-through directly to the Company’s shareholders.  During February 2014, those shareholders that held shares as of July 9, 2013 received a final Schedule K-1 for the partial year January 1, 2013 through July 9, 2013, including potential capital gains from the sale of the Company’s common shares in TEB.  Effective July 10, 2013, all activity of the Company’s pass-through entities will be included on the Company’s corporate tax return.  However, we have significant net operating loss (“NOL”) carryforwards that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future.  Any basis differences in assets that were previously held by the pass-through entity were transferred to the corporation following the election, including any basis differences that were the result of the Company’s Section 754 election.

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

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2012 consolidated statements of operations as a result of certain discontinued operations occurring in 2013.

Note 2—BONDS AVAILABLE-FOR-SALE

Sale of the Company’s common shares in TEB

On July 3, 2013, the Company sold the common shares of TEB to Merrill Lynch Portfolio Management, Inc. (together with its affiliates, the “Purchaser”), an affiliate of Bank of America Merrill Lynch, pursuant to a Share Purchase Agreement, dated as of July 1, 2013 (“Share Purchase Agreement”), by and among the Purchaser, MuniMae TEI Holdings, LLC, the Company and TEB.  Immediately prior to the closing, TEB distributed to the Company, and the Company retained, approximately $146.7 million of bonds and bond related investments on an unleveraged basis comprised of TEB’s bonds that were non-performing (i.e., bonds that are 30 days or greater past due in either principal or interest) as well as certain performing bonds with debt service coverage below 1.0x, its participating multifamily bonds, and all but one of its CDD bonds.

Following TEB’s distribution of the foregoing bonds and bond-related investments, the Purchaser paid the Company $78.7 million for the TEB common shares, reflecting (a) the value of the bonds and bond related investments remaining in TEB, consisting of fixed rate performing multifamily bonds and one CDD bond (aggregate fair value of $848.6 million) as well as cash, restricted cash and accrued interest of approximately $51.5 million, net of (b) TEB’s contractual debt and preferred share obligations of $821.4 million including interest and distributions due and payable of $4.8 million, which will remain the obligation of TEB. As a result of the transaction, the Company eliminated $816.7 million of debt and preferred equity financing (liquidation preference).  See Note 6, “Debt” and Note 12, “Equity” for more information.

Even though the Company sold bonds with a fair value of $848.6 million, the Company derecognized from its balance sheet only $679.0 million of bonds because bonds totaling $94.4 million did not receive sale accounting and $75.2 million were not reported as “Bonds available-for-sale” on our balance sheet because the Company consolidated the real estate serving as collateral to these bonds.

On July 3, 2013, the Company also entered into two Total Return Swap (“TRS”) agreements with the Purchaser using the July 3, 2013 fair value of two bond assets of $30.6 million to set the notional amount for the TRS.  Under the terms of the TRS, the Purchaser is required to pay the Company an amount equal to the interest payments received on the two assets, currently a weighted average rate of 6.9%, and the Company is required to pay the Purchaser an index rate plus a spread of 150 basis points (“bps”) on the notional amount of the TRS.  The index rate is based on the Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index.  The Company also agreed with the Purchaser to pledge $16.3 million of cash as additional collateral against the Company’s new and existing TRS borrowings with the Purchaser.  Because the Company retains the economic risk and rewards associated with these bonds, they do not receive sale accounting (these bonds are included in the $94.4 million described above).  Also included in the $94.4 million of bonds were nine senior certificates in bonds valued at $63.8 million where the Company retained the subordinate certificates and therefore did not receive sale accounting for the sale of the senior interests.

The following table summarizes the third quarter 2013 impact of the transactions described above.

(in thousands)
Increase in MuniMae’s cash (including $16,337 of restricted cash)	$78,664
Reduction in bonds	(678,983)	(1)
Reduction in other assets (bond interest receivable)	(4,612)	(2)
Reduction in TEB’s cash (including $1,665 of restricted cash)	(44,841)	(2)
Net reduction in assets	$(649,772)

Reduction in senior interests and debt owed to securitization trusts	$574,652
Reduction in mandatorily redeemable preferred shares	121,000
Reduction in perpetual preferred shares ($121,000 liquidation preference)	117,978
Reduction in accounts payable and accrued expenses and other liabilities (interest and distributions payable)	4,781
Increase in debt (resulting from bonds and interests in bonds that did not qualify for sale treatment)	(94,410)	(1)
Increase in debt (due from CFVs)	(75,191)	(1)
Increase in accounts payable and accrued expenses (interest payable resulting from failed sales)	(618)	(2)
Increase in accounts payable and accrued expense (interest payable due from CFVs)	(1,442)	(2)
Net reduction in liabilities	$646,750
Net reduction in common shareholders’ equity	$(3,022)	(3)

(1)	The sum of these amounts total $848.6 million and represents the fair value of the bonds sold on July 3, 2013.
(2)	Represents the total cash, restricted cash and interest receivable of $51.5 million transferred to the Purchaser as part of the sale of TEB.
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

Repurchase of senior certificates

During the fourth quarter of 2013, the Company repurchased three senior certificates from the Purchaser for $12.7 million and entered into TRS agreements with the Purchaser with a notional amount of $50.4 million on six senior certificates, which had been previously sold to the Purchaser during the third quarter of 2013.  The three repurchased certificates were used to collateralize the TRS agreements and resulted in the extinguishment of the related secured borrowing of $12.7 million resulting in a de minimis gain on debt extinguishment.  Under the terms of the TRS agreements, the Purchaser is required to pay the Company an amount equal to the interest payments received on the six senior certificates (a weighted average rate of 6.4% at December 31, 2013) and the Company is required to pay the Purchaser a rate of SIFMA plus a spread of 135 bps on the notional amount of the TRS (a weighted average rate of 1.4% at December 31, 2013).  As a result of the TRS transactions, the Company extinguished the related secured borrowing of $50.8 million and replaced that with the TRS financings of $50.4 million, the fair value of the senior certificates at closing, resulting in a gain on extinguishment of debt of $0.4 million.  In addition, on January 2, 2014, the Company bought an interest rate cap that terminates on January 2, 2019 for $0.8 million to protect the Company against rising interest rates associated with the six TRS agreements.  The notional amount on the interest rate cap is $45.0 million and protects us in the event SIFMA rises to 250 bps or higher.  These transactions will allow us to increase our net interest margin and limit our risk to rising rates in a manner that could not have been achieved within TEB in light of its operating agreement constraints.

Bonds-Available-for-Sale

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at December 31, 2013 and 2012.

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$143,617	$103,194	$19,245	$(1,085)	$121,354
Other bonds	79,970	55,270	19,540	(832)	73,978
Total	$223,587	$158,464	$38,785	$(1,917)	$195,332

	December 31, 2012
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Fair Value
Mortgage revenue bonds	$898,209	$768,962	$115,196	$–	$884,158
Other bonds	86,113	61,410	23,826	–	85,236
Total	$984,322	$830,372	$139,022	$–	$969,394

(1)	Represents the unpaid principal balance, net of discounts, deferred costs and fees as well as impairments recognized in earnings.
(2)
At December 31, 2013, the majority of this amount represents unrealized losses arising during the fourth quarter for 2013 that were not considered other-than temporarily impaired; however, this amount includes the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired. During 2012, all unrealized losses were recorded through earnings as discussed in Note 1, “Description of Business and Basis of Presentation.”

(3)
These bonds have been in a gross unrealized loss position for less than 12 consecutive months. The fair value associated with the bonds was $16.2 million for mortgage revenue bonds and $23.9 million for other bonds.

In addition, the Company had bonds with an unpaid principal balance (“UPB”) of $68.0 million ($50.3 million fair value) and $123.9 million ($125.1 million fair value) at December 31, 2013 and 2012, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds and thus not included in the table above.  See Note 17, “Consolidated Funds and Ventures” for more information.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is either a first mortgage or a subordinate mortgage on the underlying properties.  The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as set forth in the trust indenture) on the bonds.

The payment of debt service on our subordinate bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  At December 31, 2013, the Company’s subordinate bonds had an aggregate unpaid principal balance of $9.5 million.

At December 31, 2013, the Company had no participating bonds (i.e., bonds that allow the Company to receive additional interest from net property cash flows in addition to the base interest rate) on its balance sheet.

The interest income from the mortgage revenue bonds is exempt from federal income tax.  However, a significant portion of the tax-exempt income generated from the mortgage revenue bonds is subject to the alternative minimum tax (“AMT”) calculation for federal income tax purposes.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents.  If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents.  At December 31, 2013 only two bonds (amortized cost of $1.4 million and fair value of $1.5 million) were non-amortizing with principal due in full during 2030 and 2033.  The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at December 31, 2013 as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

	December 31,
(in thousands)	Amortized Cost	Fair Value
2013	$–	$456
2014	–	–
2015	–	–
2016	10,223	13,589
2017	5,651	6,439
Thereafter	105,322	128,878
Bonds that may not be prepaid	37,268	45,970
Total	$158,464	$195,332

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $77.7 million and $103.8 million at December 31, 2013 and 2012, respectively (or $110.0 million at December 31, 2013 including those bonds eliminated in consolidation).  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $3.7 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively (or $4.6 million for the year ended December 31, 2013 including those bonds eliminated in consolidation).  Interest income not recognized on the non-accrual bonds was $4.8 million and $5.3 million for the years ended December 31, 2013 and 2012, respectively (or $7.3 million for the year ended December 31, 2013 including those bonds eliminated in consolidation).

Bond Aging Analysis

The following table provides an aging analysis for the fair value of bonds available-for-sale at December 31, 2013 and 2012.

(in thousands)	December 31, 2013	December 31, 2012
Total current	$117,666	$850,155
30-59 days past due	–	8,013
60-89 days past due	–	7,471
Greater than 90 days	77,666	103,755
Total	$195,332	$969,394

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $11.5 million and $36.1 million for the years ended December 31, 2013 and 2012, respectively.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Net impairment on bonds recognized in earnings” and “Net gains on assets and derivatives,” respectively for bonds sold or redeemed during the years ended December 31, 2013 and 2012, as well as for bonds still in the Company’s portfolio at December 31, 2013 and 2012, respectively.

	For the year ended December 31,
(in thousands)	2013	2012
Bond impairment recognized on bonds held at each period-end	$(1,531)	$(7,217)
Bond impairment recognized on bonds sold/redeemed during each period	(541)	–
Gains recognized at time of sale/redemption	77,230	1,397
Total net gains (losses) on bonds	$75,158	$(5,820)

Other-Than-Temporary Impairments

Beginning with fourth quarter of 2013, only the credit component of unrealized losses deemed to be other-than-temporary was recognized through earnings with the remaining amount recognized in AOCI.  For the year ended December 31, 2013, the Company recognized $0.3 million related to credit losses for which OTTI was not previously recognized.  Between fourth quarter of 2007 and third quarter of 2013, the Company recognized all unrealized losses through earnings.

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare.  At December 31, 2013, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average distribution rate of 14.4%.  These investments were obtained as part of the Company’s sale of its Agency Lending business in May 2009.  As part of the sale, the Company agreed to reimburse the purchaser for potential losses up to a maximum of $30.0 million over the first four years after the sale date.  This reimbursement agreement expired on May 15, 2013 and over the course of the obligation period the Company used $3.4 million of shares to settle loss obligations.  The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable.  The Company did not have impairments on the preferred stock for the years ended December 31, 2013 and 2012.

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

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest.  Separately, the Company entered into three TRS agreements with an affiliate of the purchaser of the preferred stock investments.  The notional amount of the TRS was set based on the preferred stock investments as the reference asset.  Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock, a weighted average rate of 14.4% at December 31, 2013, and the Company pays a quarterly rate of 3-month London Interbank Offered Rate (“LIBOR”) plus a spread of 400 bps, 4.2% at December 31, 2013, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments settle on a “net” basis.  If and when the preferred stock is redeemed in part or in full, the notional amount on the TRS will be reduced by the same amount.  At December 31, 2013 the Company held $12.4 million in a restricted collateral account as security for the TRS.

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

NOTE 4—REAL ESTATE

The following table summarizes real estate at December 31, 2013 and 2012.

(in thousands)	December 31, 2013	December 31, 2012
Real estate held-for-use
MuniMae’s real estate held-for-use (1)	$18,262	$17,756
Real estate held-for-use related to CFVs (2)	102,314	111,931
Total real estate held-for-use	120,576	129,687

Real estate held-for-sale
MuniMae’s real estate held-for-sale (3)	24,090	–
Real estate held-for-sale related to CFVs (2)	–	15,338
Total real estate held-for-sale	$24,090	$15,338

(1)
MuniMae’s real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.9 million at December 31, 2013 and December 31, 2012, and an affordable multifamily property with a carrying value of $10.4 million and $9.9 million, at December 31, 2013 and 2012, respectively.

(2)	For more information see Note 17, “Consolidated Funds and Ventures.”

(3)
As discussed below, MuniMae sold this real estate in the first quarter of 2014 for proceeds of $35.8 million resulting in a gain on sale of real estate of $13.6 million and thereby increasing common shareholders' equity accordingly.

During the fourth quarter of 2013, the Company assumed the general partner and limited partner interests in four real estate partnerships from a non-profit that the Company consolidates even though it has no equity in the non-profit.  The real estate owned by these four real estate partnerships serves as collateral to eight of the Company’s bonds, which have been eliminated in consolidation.  Prior to the transfer, these properties had been reported as real estate held-for-sale related to Consolidated Funds and Ventures.  At the time of transfer, the four real estate properties had a carrying amount of $52.4 million and a net equity deficit attributable to a non-controlling interest holder in Consolidated Funds and Ventures of $0.7 million.  As a result of this transfer, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MuniMae and also reclassified the equity deficit from a non-controlling interest holder to the common shareholders.

Subsequent to the transfer and during the fourth quarter of 2013, the Company sold two of the four real estate properties and related assets and obligations for $47.2 million which resulted in a gain on sale of real estate of $19.1 million reported through discontinued operations.  The sales proceeds covered the Company’s related unpaid bond principal in full and a portion of the interest due on these debt financings.

During the first quarter of 2014, the Company sold the remaining two real estate properties and related assets and obligations, with net assets consisting primarily of the $24.1 million of real estate reflected in the table above, for $35.8 million which resulted in a gain on sale of real estate of $13.6 million and will be reported through discontinued operations during the first quarter of 2014.  The sales proceeds covered the Company’s related unpaid bond principal in full and a portion of the interest due on these debt financings.

Note 5—OTHER ASSETS

The following table summarizes other assets at December 31, 2013 and 2012:
(in thousands)	December 31, 2013	December 31, 2012
Other assets:
Investments in real estate partnerships	$7,464	$6,266
Solar facilities (includes other assets such as cash and other receivables)	5,344	7,960
Accrued interest receivable	1,250	6,035
State tax receivables, net	222	2,403
Debt issuance costs, net	3,579	10,199
Loans receivable	1,210	1,165
Other assets	2,227	3,428
Other assets held by CFVs (1)	23,664	17,568
Total other assets	$44,960	$55,024

(1)	For more information see Note 17, “Consolidated Funds and Ventures.”

Investments in Real Estate Partnerships

During the fourth quarter of 2013, IHS and a third party entered into a partnership agreement related to the SA Partnership for the purpose of making investments in residential rental housing properties in South Africa.  IHS and its related parties hold a 5% interest in the partnership while the third party limited partner holds a 95% interest in the partnership.  IHS and the third party concurrently became the owner of an entity formed to serve as general partner to the partnership.  The general partner and IHS also entered into a management agreement whereby IHS has agreed to provide asset management services in return for asset management fees.  IHS also has rights to investment returns on its 5% equity interest as well as carried interest which is contingent upon the residual values of the assets held by the partnership.  The Company consolidates IHS because of its controlling majority interest in IHS.  However, IHS and the Company account for its interest in the SA Partnership as an equity investment and do not consolidate the SA Partnership or the general partner because neither IHS nor the Company was deemed to be the primary beneficiary.  During the fourth quarter of 2013, IHS made capital contributions of $1.2 million to the SA Partnership.

At December 31, 2013, the Company’s investments in real estate partnerships of $7.5 million included our investment in the SA Partnership of $1.2 million.  The remaining $6.3 million represents a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The Company accounts for its 33% interest as an equity investment and does not consolidate the partnership because the Company was not deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the real estate partnership in which the Company held an equity investment at December 31, 2013 and 2012:

(in thousands)	December 31, 2013	December 31, 2012
Investment in a real estate partnership:
Total assets (primarily real estate)	$86,439	$18,820
Total liabilities (primarily debt)	44,538	–

The following table displays the net loss for the years ended December 31, 2013 and 2012 for the real estate partnership:

	For the year ended December 31,
(in thousands)	2013	2012
Net loss	$(1,565)	$(1,241)

Solar Facilities

At December 31, 2013, the Company had a solar investment fund and four solar facilities with a carrying value of $4.7 million.  These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built.  The useful life of these solar facilities is generally twenty years.

During the fourth quarter of 2013, the Company repaid $1.6 million of outstanding debt relating to three of the four solar facilities.  The lender also agreed to forgo its rights to outstanding contingent interest of $1.2 million which had no affect on the Company’s reported financial results.  At December 31, 2013, the Company had non-recourse debt of $0.7 million on its balance sheet related to one remaining solar facility.  The Company has a contingent liability of up to $0.2 million and should this facility generate enough cash to pay the contingent interest, the Company will begin to record the associated contingent interest expense.

Accrued Interest Receivable

As part of the Company’s sale of its common shares in TEB, the Purchaser acquired the accrued interest receivable associated with the purchased bonds ($4.4 million at date of sale).

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns, net of any taxes due as of December 31, 2013 but that will be paid in calendar year 2014.

As further described in Note 14 “Income Taxes,” the Company’s tax positions  may be subject to challenge by tax authorities and therefore a liability for uncertain tax positions of $0.7 million and $2.3 million at December 31, 2013 and 2012, respectively, has been recorded through “Other liabilities.”

On March 20, 2013, the Company entered into a closing agreement with the Commonwealth of Massachusetts for all tax years and entities subject to audit by the Commonwealth of Massachusetts at that time.  Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company.  The Company received the refund on April 8, 2013.  This agreement also resolved $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012.  As a result, during the first quarter of 2013 the Company recorded a $1.6 million benefit on the consolidated statements of operations for the reduction of the liability for unrecognized tax benefits reflected in “Income tax (expense) benefit” for the year ended December 31, 2013.  The significant decrease in both the state tax receivable and the uncertain tax position liability are the result of the settlement and the subsequent cash collection of the receivable.

Debt issuance costs, net

As part of the Company’s sale of its common shares in TEB, the Purchaser assumed the debt obligations held by TEB ($695.7 million of unpaid principal on the Company’s balance sheet at date of sale).  As a result, the Company accelerated the recognition of unamortized debt issuance costs associated with this debt and increased its bond-related debt interest expense by $5.5 million during the second quarter of 2013.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at December 31, 2013 and 2012:

		Weighted-Average		Weighted-Average
		Effective Interest		Effective Interest
	December 31,	Rate at	December 31,	Rate at
(dollars in thousands)	2013	December 31, 2013	2012	December 31, 2012
Asset Related Debt (1)
Senior interests in and debt owed to securitization trusts
Due within one year	$-	-%	$-	-%
Due after one year	-	-	589,592	2.1
Mandatorily redeemable preferred shares
Due within one year	-	-	4,901	7.5
Due after one year	-	-	83,819	7.4
Notes payable and other debt – bond related (2)
Due within one year	21,261	1.8	-	-
Due after one year	111,705	3.2	57,729	5.0
Notes payable and other debt – non-bond related
Due within one year	1,667	9.1	17,617	9.9
Due after one year	6,613	9.9	8,290	9.8

Total asset related debt	141,246	3.4	761,948	3.2

Other Debt (1)
Subordinate debentures (3)
Due within one year	757	8.1	529	8.1
Due after one year	143,664	7.2	193,971	6.9
Notes payable and other debt
Due within one year (4)	4,521	9.6	10,444	13.5
Due after one year	60,173	5.2	20,634	6.4

Total other debt	209,115	6.7	225,578	7.2

Total asset related debt and other debt	350,361	5.3	987,526	4.1

Debt related to CFVs (5)
Due within one year	14	6.0	5,908	10.0
Due after one year	91,588	4.3	49,525	2.7
Total debt related to CFVs	91,602	4.3	55,433	3.5

Total debt	$441,963	5.1	$1,042,959	4.1

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

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 and $1.7 million at December 31, 2013 and 2012, respectively.
(3)
Included in the subordinate debt balance were $3.0 million and $7.1 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at December 31, 2013 and 2012, respectively.

(4)	This amount includes $3.2 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.
(5)	See Note 17, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at December 31, 2013:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2014	$28,206	$319	$28,525
2015	66,870	258	67,128
2016	33,944	275	34,219
2017	3,576	294	3,870
2018	54,289	50,200	104,489
Thereafter	162,126	38,979	201,105
Net premium	1,350	1,277	2,627
Total	$350,361	$91,602	$441,963

Included in the 2014 principal payments for asset related debt and other debt is $3.2 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Senior Interests in and Debt Owed to Securitization Trusts

During the third quarter of 2013, all of the Company’s senior interests in and debt owed to securitization trusts were either transferred to the purchaser of the Company’s common shares in TEB or repaid.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $11.3 million (including $4.6 million related to the acceleration of the unamortized debt issuance costs as a result of the Company’s sale of TEB) and $13.0 million for the years ended December 31, 2013 and 2012, respectively.

Mandatorily Redeemable Preferred Shares

All of the Company’s mandatorily redeemable preferred shares were transferred to the purchaser of the Company’s common shares in TEB at the liquidation amount of $121.0 million.

Interest expense on mandatorily redeemable preferred shares totaled $6.5 million (including $3.2 million related to the acceleration of debt issuance costs and issuance discounts as a result of the Company’s sale of TEB) and $8.2 million for the years ended December 31, 2013 and 2012, respectively.

Notes Payable and Other Debt – Bond Related

This debt is primarily comprised of TRS financing agreements on bonds available-for-sale ($102.3 million at December 31, 2013).  This amount also includes secured borrowings of $30.7 million related to two bonds transferred with a performance guarantee that failed to receive accounting sale treatment.

Interest expense on notes payable and other debt – bond related totaled $5.1 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at December 31, 2013:

(dollars in thousands)
Issuer	Principal	Net Premium	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$29,471	$-	$29,471	-	Various dates through December 2033	8.0%

MFH	33,286	1,085	34,371	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3% (1)

MFH	30,116	798	30,914	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	17,219	404	17,623	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	31,308	734	32,042	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)
	$141,400	$3,021	$144,421

(1)
The pay rate on this debt is currently 75 bps; however, we recognize interest expense on an effective yield basis which was approximately 5.4% at December 31, 2013.  See the first table within this note that provides weighted-average effective rate information for all of our debt.

Interest expense on the subordinate debt totaled $10.7 million and $14.8 million for the years ended December 31, 2013 and 2012, respectively.

During March of 2013, the Company repurchased the remaining unpaid principal balance ($45.5 million) of MFH subordinate debt due May 2034 for a cash payment of $17.4 million plus accrued interest.  As a result of this transaction, the Company recognized a gain on debt extinguishment of $37.9 million, comprised of the difference between the cash payment of $17.4 million and the carrying value of the repurchased debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs.  The gain on debt extinguishment is recorded in “Net (losses) gains on early extinguishment of liabilities” on the consolidated statements of operations for the year ended December 31, 2013.

Notes Payable and Other Debt

At December 31, 2013, this debt includes $36.6 million related to the TRS entered into during March of 2013 in connection with the Company’s sale of its preferred stock investment.  See Note 3, “Investment in Preferred Stock” for more information.  The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.24% at December 31, 2013), which resets quarterly.  The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

Letters of Credit

On July 1, 2013, $0.1 million in a letter of credit expired unused and $2.9 million was canceled unused on July 31, 2013.  As a result, the Company had no letters of credit outstanding at December 31, 2013.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative liabilities fair value balances at December 31, 2013 and 2012.

	Fair Value
	December 31,	December 31,
(in thousands)	2013	2012
Interest rate swaps	$626	$3,184
Other	–	360
Total derivative financial instruments	$626	$3,544

The following table summarizes the derivative notional amounts at December 31, 2013 and 2012.

	Notional
	December 31,	December 31,
(in thousands)	2013	2012
Interest rate swaps	$7,820	$24,885

The following table summarizes derivative activity for the years ended December 31, 2013 and 2012.

	Realized/Unrealized (Losses)
	Gains for the year ended
	December 31,
(in thousands)	2013	2012
Interest rate swaps (1)	$(196)	$(1,968)
Other	214	320
Total	$18	$(1,648)

(1)
The cash paid and received on interest rate swaps is settled on a net basis and recorded through “Net gains (losses) on assets and derivatives.”  Net cash interest paid was $0.8 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement.  The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.
•
Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	December 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Value
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613	$31,371	$35,807
Loans receivable	1,200	–	–	271	1,072	383

Liabilities:
Senior interests in and debt owed to securitization trusts	–	–	–	–	589,592	589,778
Mandatorily redeemable preferred shares	–	–	–	–	88,720	91,517
Notes payable and other debt, bond related	132,966	–	–	131,321	57,729	59,001
Notes payable and other debt, non-bond related	72,974	–	–	65,253	56,985	48,696
Notes payable and other debt related to CFVs	91,602	–	50,338	40,178	55,433	55,580
Subordinate debt issued by MFH	114,950	–	–	42,869	164,500	47,219
Subordinate debt issued by MFI	29,471	–	–	29,471	30,000	30,000

Investment in preferred stock –The Company estimates fair value by using the terms and conditions of the preferred stock as compared to other, best available market benchmarks.  At December 31, 2012, the fair value also included the obligation related to the embedded loss-sharing feature contained in the Series B and C preferred stock agreements.  These loss reimbursement agreements expired on May 15, 2013.

Loans receivable –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.  Loans receivable is recorded through “Other assets.”

Notes payable and other debt – The Company estimates fair value by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinate debt – The Company estimates fair value by using best available market benchmarks, taking into account credit risk.  There can be no assurance that the Company could repurchase the subordinated debt issued by MFH at the estimated fair value reflected in the table above.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012.

	December 31,	Fair Value Measurement Levels at December 31, 2013
(in thousands)	2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$195,332	$–	$–	$195,332

Liabilities:
Derivative liabilities	$626	$–	$–	$626

	December 31,	Fair Value Measurement Levels at December 31, 2012
(in thousands)	2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$969,394	$–	$–	$969,394

Liabilities:
Derivative liabilities	$3,544	$–	$2,477	$1,067

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2013.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net (losses) gains included in earnings	(5,224)	295
Net losses included in other comprehensive income (1)	(91,258)	–
Impact from sales/redemptions	(613,285)	–
Bonds eliminated due to real estate consolidation and foreclosure	(55,275)	–
Impact from settlements	(9,020)	146
Balance, December 31, 2013	$195,332	$(626)

(1)
This amount includes $16.1 million of unrealized net holding losses arising during the period, which is then reduced by $2.1 million of unrealized bond losses reclassified into operations.  This amount is then increased by $77.2 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond sale or redemption and derivative settlement for the year ended December 31, 2013.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at January 1, 2013, but settled during 2013	$(541)	$–	$–
Change in unrealized losses related to assets and liabilities still held at December 31, 2013	(1,531)	(3,152)	295
Additional realized gains (losses) recognized	77,230	–	(307)
Total gains (losses) reported in earnings	$75,158	$(3,152)	$(12)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2012.

(in thousands)	Bonds Available- for-sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(558)
Net losses included in earnings	(11,524)	(27)
Net gains included in other comprehensive income (1)	40,052	–
Impact from purchases	6,189	–
Impact from redemption	(34,718)	–
Bonds eliminated due to real estate consolidation and foreclosure	(34,108)	–
Impact from settlements	(18,125)	127
Transfer into Level 3	–	(609)
Balance, December 31, 2012	$969,394	$(1,067)

(1)
This amount includes $34.3 million of unrealized net holding gains arising during the period, which is then increased by $7.2 million of unrealized bond losses reclassified into operations.  This amount is then reduced by $1.4 million of unrealized gains related to bonds that were either sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the year ended December 31, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during 2012	$–	$–	$403
Change in unrealized losses related to assets and liabilities still held at December 31, 2012	(7,217)	(4,307)	(430)
Additional realized gains (losses) recognized	1,397	–	(319)
Total losses reported in earnings	$(5,820)	$(4,307)	$(346)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.48% and 7.02% at December 31, 2013 and 2012, respectively for performing bonds still held in the portfolio at December 31, 2013.  If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 8.5% and 8.2% at December 31, 2013 and 2012, respectively for these bonds still in the portfolio at December 31, 2013.  The capitalization rate averaged 6.7% and 6.9% at December 31, 2013 and 2012, respectively, for these bonds still in the portfolio at December 31, 2013.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market.  To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – At December 31, 2013, the Company had one interest rate swap contract.  This contract was valued using an internal valuation model, taking into consideration credit risk.

Non-recurring Valuations

At December 31, 2013 and 2012, the Company had assets that were measured at fair value using a Level 3 Fair Value measurement on a non-recurring basis.  At each year end, the Company held loans with non-recurring valuations; however, these loans were de minimis.  At December 31, 2012, the Company had an equity investment with a carrying value and fair value of $6.3 million with non-recurring valuation losses reported during 2012 of $0.7 million.  The Company did not have any non-recurring valuation adjustments for its equity investments during 2013.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,198	$26,178	$1,531
Other	–	–	376	34
Total	$20,224	$1,198	$26,554	$1,565

Indemnification Contracts

The Company entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company made no cash payments related to these indemnification agreements for the years ended December 31, 2013 and 2012.  The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with LIHTC Funds that were not sold to the purchaser of the TCE business.  See Note 17, “Consolidated Funds and Ventures” for information on these guarantees.

Other

In 2009, the Company entered into a loss sharing agreement with the purchaser of the Agency Lending business which was settled during the first quarter of 2013.  See Note 3, “Investments in Preferred Stock” for information on this guarantee.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at December 31, 2013 and 2012.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

		December 31, 2013
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Notes payable	(1)	$–	$–	$1,735	$–	$11,613	$13,348
Other	(2)	35,006	134,769	13,909	31,371	294	215,349
CFVs	(3)	52,897	–	102,314	–	23,664	178,875
Total		$87,903	$134,769	$117,958	$31,371	$35,571	$407,572

		December 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Real Estate Held-for- Sale	Other Assets	Total Assets Pledged
Notes payable	(1)	$13	$–	$1,735	$–	$14,302	$16,050
Other	(2)	1,341	59,354	13,402	–	389	74,486
Senior interests in and debt owed to securitization trusts	(4)	2	865,992	2,619	–	–	868,613
CFVs	(3)	53,957	–	111,931	15,338	17,568	198,794
Total		$55,313	$925,346	$129,687	$15,338	$32,259	$1,157,943

(1)	The Company pledges loans and investments in solar facilities reported through “Other assets,” and an investment in a mixed-use real estate development as collateral for notes payable.

(2)	The Company pledges collateral in connection with secured borrowings, investment in preferred stock, derivative transactions, other liabilities, guarantee exposure and leases.

(3)	These are assets held by CFVs. The real estate serves as collateral to bonds eliminated in consolidation.

(4)	Includes assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2018.  These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the years ended December 31, 2013 and 2012:

	Reported through		Reported through
	General and Administrative		Discontinued Operations
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Rental expense	$(2,076)	$(2,195)	$(492)	$(1,476)
Rental income	1,449	1,501	492	1,476
Net rental expense	$(627)	$(694)	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at December 31, 2013:

(in thousands)
2014	$1,179
2015	1,143
2016	672
2017	105
2018	39
Total minimum future rental commitments	$3,138

At December 31, 2013, the Company expects to receive $1.5 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

During the first quarter of 2014, the Company terminated an office lease and a related sublease.  The office lease termination will reduce the minimum future rental commitments of $3.1 million reflected above to $1.5 million.  The related sublease termination will reduce our future rental payments from subleases from $1.5 million at December 31, 2013 as referred above to $0.1 million.

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2013.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.   In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland.  The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the case relate to the Company’s dividend reinvestment plan.  As of December 31, 2013, and before this ruling on  March 7, 2014, the Company deemed it probable that it would settle this case for at least $0.5 million and as such the Company had a contingent liability for $0.5 million at December 31, 2013. As a result of the subsequent ruling, the Company’s litigation exposure was significantly reduced. The Company will evaluate the impact of this ruling to its contingent liability as part of its first quarter 2014 financial reporting process.

On September 27, 2013, the Company entered into a settlement agreement with the Securities and Exchange Commission (“SEC”) intended to resolve claims as to filing deficiencies of the Company from 2006 through 2010.  Pursuant to the settlement, the SEC issued an order revoking registration of our common shares (“Deregistration Order”) effective September 30, 2013.  Once the Deregistration Order was effective, the Company was eligible to re-register its common shares with the SEC and immediately filed a Registration Statement on Form 8-A to re-register its common shares under Section 12(g) of the Exchange Act. This filing took effect immediately upon filing which resulted in the Company’s common shares once again being registered under the Exchange Act.  As a result of the deregistration, and subsequent re-registration, of the Company’s common shares, the Company believes it has resolved the historical filing deficiencies.

Note 12— EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the years ended December 31, 2013 and 2012.

	For the year ended December 31,
(in thousands)	2013	2012
Net income (loss) from continuing operations	$102,464	$(2,239)
Net income from discontinued operations	25,376	5,354
Net income to common shareholder	$127,840	$3,115

Basic weighted-average shares (1)	42,118	42,259
Common stock equivalents (2) (3) (4)	1,469	184
Diluted weighted-average shares	43,587	42,443

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)
At December 31, 2013, 2,128,125 stock options were in the money and had a dilutive impact of 1,377,661 shares.  In addition, 260,417 unvested employee deferred shares had a dilutive impact of 91,610 shares for the year ended December 31, 2013.

(3)	At December 31, 2012, 850,000 stock options were in the money and had a dilutive impact of 183,651 shares. There were no unvested employee deferred shares at December 31, 2012.

(4)
For the years ended December 31, 2013 and 2012, the average number of options excluded from the calculations of diluted earnings per share was 417,540 and 1,177,029, respectively, because of their anti-dilutive effect.

Common Shares

During 2013, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 5 million shares at a price of up to 100% of the Company’s reported Common shareholders’ equity per share as shown on the Company’s most current filed periodic report at the time of repurchase.  During the year ended December 31, 2013, the Company repurchased 2,066,305 shares at an average price of $1.29.  On March 12, 2014, the Board of Directors authorized an amendment to the stock repurchase program whereby the maximum repurchase price was set to a price of up to 95% of the Company’s last reported common shareholders’ equity per share. The Company’s common equity at December 31, 2013 was $65.3 million resulting in an equity per common share of $1.61. As a result the maximum price the Company may pay to repurchase stock upon the filing of this Report until the maximum price is reset upon the filing of its 2014 first quarter filing, or the plan is amended, is $1.53.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

On July 3, 3013 the perpetual preferred shares were assumed at their liquidation preference amount by the purchaser of the Company’s common shares in TEB.  As a result, the Company recorded a reduction to common shareholders’ equity of $3.0 million representing the difference between the $118.0 million carrying value of the preferred shares and the liquidation preference amount assumed by the Purchaser.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates.  In addition to the preferred shares discussed above, the Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at December 31, 2013 and 2012:

(in thousands)	December 31, 2013	December 31, 2012
Noncontrolling interests in:
LIHTC Funds	$328,236	$379,407
SA Fund	130,839	122,641
Consolidated Lower Tier Property Partnerships	16,086	10,777
IHS	(1,648)	(1,034)
Total	$473,513	$511,791

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies.  In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities.  See Note 17, “Consolidated Funds and Ventures” for further information.

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations, which primarily consist of unfunded equity commitments to Lower Tier Property Partnerships.  At December 31, 2013, there were $13.5 million of unfunded equity commitments.  The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method, which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in 2013.  During 2013, the Funds’ investment balance declined by $47.3 million and the noncontrolling interest balance declined by $51.2 million.  See Note 17, “Consolidated Funds and Ventures” for further information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligations.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During 2013, the SA Fund’s noncontrolling interest balance increased by $8.2 million, which was due to $12.3 million of capital contributions from third party equity holders and $22.5 million of net operating income offset by $26.6 million of foreign currency translation loss adjustments for the year ended December 31, 2013.  Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded for 2013 were a result of the weakening of the South African rand as compared to the US dollar.  The Company recorded foreign currency translation losses of $0.8 million through OCI allocable to common shareholders for the year ended December 31, 2013.

Consolidated Lower Tier Property Partnerships

At December 31, 2013 and 2012, two non-profit entities (which are consolidated by the Company) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.

These non-profits consolidated 11 and 12 Lower Tier Property Partnerships at December 31, 2013 and 2012, respectively, of which 11 were classified as held-for-use at both periods.  At December 31, 2012, one property was classified as held-for-sale.

IHS

At December 31, 2013 and 2012, 17% of IHS was held by third parties.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders and amounts reclassified out of accumulated other comprehensive income for the year ended December 31, 2013.

(in thousands)	Net Unrealized Gains on Bonds Available- for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,021		$(334)	$138,687
Unrealized net holding (losses) gains arising during period	(16,104)		125	(15,979)
Reversal of unrealized gains on sold/redeemed bonds	(77,226)	(1)	–	(77,226)
Reclassification of unrealized losses to income	2,072		–	2,072
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(10,895)		–	(10,895)
Net current period other comprehensive (loss) income	(102,153)		125	(102,028)
Balance at December 31, 2013	$36,868		$(209)	$36,659

(1)	Realized gains on bond redemptions included in “Net gains on assets and derivatives” on the consolidated statements of operations.

NOTE 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Employees’ Stock-Based Compensation Plan	$1,686	$175
Non-employee Directors’ Stock-Based Compensation Plan	275	250
Total	$1,961	$425

Employees’ Stock-Based Compensation Plan

As of December 31, 2013, there were approximately 1.9 million share awards available to be issued under Employees’ Stock-Based Compensation Plans.  Of that 1.9 million shares available only 50,233 represent available awards from prior Plans approved by shareholders.  As a result, only those 50,233 shares are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders; the non-shareholder approved Plans are currently restricted to the issuance of stock options.

Employee Common Stock Options

The Company measures the fair value of options granted with solely time-based vesting and options granted with a specific stock price that have vested because the performance condition has been achieved, using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of time-based options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  The Company measures the fair value of unvested options granted with specific stock price targets using a Monte Carlo simulation for purposes of recognizing compensation expense.  Because the options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value of performance-based options as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2012 (1)	1,145	$7.01	7.2	$–	$181
Granted in 2012	1,200	0.36
Outstanding at December 31, 2012 (1)	2,345	3.61	7.8	58	355
Forfeited/Expired in 2013	(264)	26.50
Outstanding at December 31, 2013 (1)	2,081	0.70	7.3	1,644	1,785

Number of options that were exercisable at:
December 31, 2012	1,333	6.08	6.6
December 31, 2013	1,436	0.86	6.9

(1)	Intrinsic value is based on outstanding shares.

(2)
Only options that were amortized based on a vesting schedule have a liability balance.  These options were 1,890,863; 1,486,345; and 818,556 at December 31, 2013, December 31, 2012 and January 1, 2012, respectively.

The value of employee options increased by $1.4 million in 2013 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees.  The deferred shares granted to employees in 2013 have both time and price vesting requirements.  Half of the shares vest in three equal tranches over the next three years.  The other half vest in three equal tranches when certain average stock prices have been met.  The first tranche with a price requirement vested in 2013 when the average price requirement of $1.50 per share was met.  The remaining two tranches will vest if the average price requirement of $2.00 per share and $2.50 per share is met, respectively.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2013	29	$24.98	$14
Granted in 2013	312	0.88
Issued in 2013	(52)	0.88
Balance, December 31, 2013	289	3.29	218

The Company recognized $0.3 million of additional compensation expense related to employee deferred shares, mainly driven by new awards granted in the second quarter of 2013.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5,650,000 shares for issuance, of which 2,243,000 were available to be issued at December 31, 2013.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	27.0	$24.69	1.1	$–
Expired/Forfeited in 2012	(10.0)	24.74
Granted in 2012	78.1	0.36	9.8
Outstanding at December 31, 2012	95.1	4.70	8.3	–
Expired/Forfeited in 2013	(17.0)	24.67	–
Outstanding at December 31, 2013	78.1	0.36	9.0	59

Number of options that were exercisable at:
December 31, 2012	17.0	24.67	0.4
December 31, 2013	78.1	0.36	9.0

Stock options awarded in 2012 were valued at $25,000 at the date of issuance and vested in four equal installments on the last day of each quarter during 2013.  See the table below which summarizes the director options that vested during the period presented as well as the common shares and deferred shares granted to the directors for services rendered during the years ended December 31, 2013 and 2012.  The directors are fully vested in the deferred shares at the grant date.

(in thousands, except share price data)	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
December 31, 2013	10	84	$1.19	78	$275
December 31, 2012	–	391	0.32	–	250

For the years ended December 31, 2013 and 2012, the Company recognized $275,000 and $250,000 in Director fees, of which $137,500 and $125,000 was paid in cash and the balance in common shares, deferred shares and vested options.  Director fees are reflected in “General and administrative” on the consolidated statements of operations.

The Company appointed a new Director in August 2013.  The Company incurred Director fees for six and five independent directors during the years ended December 31, 2013 and 2012, respectively.

Note 14—Income taxes

The following table summarizes the components of the income tax benefit (expense) for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Federal income tax expense:
Current	$–	$–
Deferred	–	–
State income tax benefit (expense):
Current	1,304	(101)
Deferred	–	–
Income tax benefit (expense)	$1,304	$(101)

Through July 9, 2013, the Company was a PTP and, as such, was taxed as a partnership for federal and state income tax purposes.  Effective July 10, 2013, the Company converted from a partnership to a corporation for federal and state income tax purposes by making a check-the-box election with the IRS.  As a result of the conversion, the Company will (i) be a direct corporate tax payer, (ii) no longer pass through its income and loss to its shareholders for tax purposes, and (iii) no longer issue each shareholder an annual tax statement on Schedule K-1.  This change will also eliminate the ongoing costs of operating as a partnership and is consistent with changes in the nature of the Company’s activities.

As a result of the partnership treatment prior to the check-the-box election, all activity of the Company’s pass-through entities prior to July 10, 2013 was passed-through directly to the Company’s shareholders.  During February 2014, those shareholders that held shares as of July 9, 2013 received a final Schedule K-1 for the partial year January 1, 2013 through July 9, 2013, including potential capital gains from the sale of the Company’s common shares in TEB.  Effective July 10, 2013, all activity of the Company’s pass-through entities will be included on the Company’s corporate tax return.  However, we have significant NOLs related to the Company’s corporate entities that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future. Any basis differences in assets that were previously held by the pass-through entity were transferred to the corporation following the election, including any basis differences that were the result of the Company’s Section 754 election.  All basis differences are included in the table of deferred tax assets and liabilities included below.

The following table reflects the effective income tax reconciliation for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Income (loss) from continuing operations before income taxes	$71,816	$(41,520)

Income tax (expense) benefit at federal statutory rate (35%)	(25,136)	14,531
Permanent differences:
Impact on taxes from entities not subject to tax	16,046	(15,350)
State income taxes, net of federal tax effect	703	(1,654)
Foreign losses	(1,226)	(1,058)
Impact from other comprehensive income	9,799	–
Other	1,799	6
Net decrease in the valuation allowance	(681)	3,424
Income tax benefit (expense)	$1,304	$(101)

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2013 and 2012:

	December 31,	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$172,063	$185,364
Guarantee fees	5,429	6,053
Asset management fees	12,532	10,955
Cancellation of subordinated debt	5,464	13,132
Basis of loans and bonds	21,718	15,229
Other	6,631	8,147
Total deferred tax assets	223,837	238,880
Less: valuation allowance	(223,837)	(230,414)
Total deferred tax assets, net	$–	$8,466
Deferred tax liabilities:
Investments in preferred stock	$–	$8,466
Total deferred tax liabilities	$–	$8,466
Net deferred tax liability	$–	$–

The following table summarizes the change in the valuation allowance for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Balance-January 1,	$230,414	$233,838
Net reductions due to discontinued operations	(7,258)	–
Net reductions due to continuing operations	681	(3,424)
Balance-December 31,	$223,837	$230,414

At December 31, 2013 and 2012, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized and therefore, the Company continued to record a deferred tax asset valuation allowance of $223.8 million and $230.4 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

As a result of net operating losses and amended income tax returns from tax years ending December 31, 2004, 2005 and 2006, the Company had state income taxes receivable (net of current taxes payable) of $0.2 million and $2.4 million at December 31, 2013 and 2012, respectively, reported through “Other assets.”  During 2013 and 2012, the Company received $2.1 million and $0.5 million respectively, in state tax refunds.

At December 31, 2013 and 2012, the Company had pre-tax federal NOLs of $405.9 million and $445.9 million, respectively, which are available to reduce future federal income taxes.  The NOLs begin to expire in 2027.  At both December 31, 2013 and 2012, the Company had $6.4 million of unused investment tax credit and affordable housing tax credit carryforwards for federal income tax purposes, which begin to expire in 2027.

Significant judgment is required in determining and evaluating income tax positions.  The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities.  At December 31, 2013 and 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority.  This liability is reported in “Other liabilities” in the consolidated balance sheets.  A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended December 31,
(in thousands)	2013	2012
Balance-January 1,	$2,626	$2,679
Net (reductions) increases for tax positions of prior years	(1,614)	42
Net increases (reductions) due to tax positions that only affect timing	130	(95)
Balance-December 31,	$1,142	$2,626

Of the uncertain tax position presented above, $0.7 million and $2.3 million would have an impact on the effective tax rate for the periods ended December 31, 2013 and 2012, respectively in the event an unfavorable settlement occurs with the respective tax authorities.  This amount includes the accrued liability for interest and penalties of $0.3 million for the years ended December 31, 2013 and 2012.  The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the net operating loss carryforwards and would be subject to a full valuation allowance.

On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for all years covered by the audit.  Pursuant to the closing agreement, the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company.  This agreement also resolves $1.6 million of the Company’s uncertain tax positions recorded at December 31, 2012.  The release of the uncertain tax position resulted in a $1.6 million tax benefit in the first quarter of 2013.

Note 15—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors at December 31, 2013) has direct and indirect minority ownership interests in The Shelter Group.  During 2012 and through December 17, 2013, The Shelter Group provided property management services for certain properties that served as collateral for the Company’s bonds.  During the years ended December 31, 2013 and 2012, there were two and three such property management contracts, respectively, securing the Company’s bonds (including those bonds eliminated in consolidation).  Fees paid by the properties to The Shelter Group under these contracts were $0.2 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Company no longer owned the bonds relating to these property management contracts.

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

Two rental properties with a carrying value of $24.1 million were classified as real estate held-for-sale at December 31, 2013.  The revenues, expenses and all other statement of operations amounts were reclassified to “Income (loss) from discontinued operations, net of tax.”

During the fourth quarter of 2013, the Company sold two properties that were classified as held-for-sale.  The sale generated $47.2 million of net cash proceeds.  The properties had $28.1 million in net assets, resulting in a gain on sale of real estate of $19.1 million.

During the first quarter of 2013, a non-profit entity consolidated by the Company sold a property that was classified as held-for-sale on the consolidated balance sheet at December 31, 2012.  The sale generated $20.1 million of net cash proceeds.  As a result of the sale, the Company recognized a gain on sale of the real estate of $5.0 million of which $1.4 million was allocable to noncontrolling interests as reflected in the year ended December 31, 2013.

	For the year ended December 31,
(in thousands)	2013	2012
Sublease income	$492	$1,476
Income from CFVs (primarily rental income)	11,948	20,035
Income from REO operations	718	57
Rent expense	(492)	(1,476)
Expenses from CFVs (primarily operating expenses)	(10,928)	(22,712)
Other income	459	400
Other expense	(548)	–
Net gains on property acquisition	320	–
Net income (loss) before disposal activity	1,969	(2,220)
Disposal:
Net gains related to REO	19,257	–
Net gains related to CFVs	5,501	5,180
Net income from discontinued operations	26,727	2,960
(Income) loss from discontinued operations allocable to noncontrolling interests	(1,351)	2,394
Net income to common shareholders from discontinued operations	$25,376	$5,354

The details of net income to common shareholders from discontinued operations for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended December 31,
(in thousands)	2013	2012
Interest income	$1,273	$3,097
Other income	1,989	1,976
Other expense	(1,297)	(3,040)
Net gains on disposal of REO	19,257	–
Net gains on redemption of bonds	4,154	3,321
Net income to common shareholders from discontinued operations	$25,376	$5,354

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

The total assets, by type of consolidated fund or venture, at December 31, 2013 and 2012 are summarized as follows:

	December 31,	December 31,
(in thousands)	2013	2012
LIHTC Funds	$329,033	$381,394
SA Fund	184,649	175,572
Consolidated Lower Tier Property Partnerships	107,362	135,674
Other consolidated entities	2,163	922
Total assets of CFVs	$623,207	$693,562

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties.  These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below).  The LIHTC Funds account for these investments using the equity method of accounting.  At December 31, 2013 and 2012, the Company owned the GP interest in thirteen LIHTC Funds.  The Company continues to consolidate 11 of these funds at December 31, 2013 and 2012.  The Company’s GP ownership interests of the funds remaining at December 31, 2013 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes.  At December 31, 2013 and 2012, the Company’s maximum exposure under these guarantees is estimated to be approximately $614.4 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing primarily in South Africa (see SA Fund investments in the Asset Summary below).  The SA Fund has $120.5 million in equity commitments from investors, of which $115.1 million has been funded at December 31, 2013.  As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.2 million.  At December 31, 2013, the Company had funded $3.2 million of this equity commitment.  The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded at December 31, 2013.  Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated.  The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

The Company consolidates two non-profit entities for which it is deemed the primary beneficiary (see Other Consolidated Entities below).  These non-profit entities consolidate certain Lower Tier Property Partnerships because they are deemed to be the primary beneficiary.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities.  Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property.  The REO, which is the primary asset of the Consolidated Lower Tier Property Partnerships is reported in “Real estate held-for-use, net” and “Real estate held-for-sale related to CFV” on the consolidated balance sheets.  See the Asset Summary below.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At December 31, 2013, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at December 31, 2013 and 2012.

Asset Summary:
	December 31,	December 31,
(in thousands)	2013	2012
Cash, cash equivalents and restricted cash	$52,897	$53,957
Investments in Lower Tier Property Partnerships	286,007	333,335
SA Fund investments	158,325	161,433
Real estate held-for-use, net	102,314	111,931
Real estate held-for-sale	–	15,338
Other assets	23,664	17,568
Total assets of CFVs	$623,207	$693,562

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at December 31, 2013 and 2012:

	December 31,	December 31,
(in thousands)	2013	2012
LIHTC Funds’ investment in Lower Tier Property Partnerships	$286,007	$333,335
Total assets of Lower Tier Property Partnerships (1)	$1,324,704	$1,371,880
Total liabilities of Lower Tier Property Partnerships (1)	1,038,983	1,041,961

(1)       The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds.  The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at December 31, 2013 and 2012, was $64.9 million and $421.3 million, respectively.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.”  The SA Fund investments are carried at their fair value of $158.3 million and $161.4 million at December 31, 2013 and 2012, respectively and are considered Level 3 valuations.  As noted in the following table, during 2013, the Fund recorded fair value gains of $22.5 million based on internal fair value estimates; however, these gains were more than offset by $34.1 million of foreign currency translation losses.  Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded in 2013 were a result of the weakening of the South African rand as compared to the US dollar.  The Company’s economic share of the SA Fund’s operating activities and the related foreign currency translation loss was 2.7%, representing a $0.1 million loss for 2013.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012
Balance, January 1,	$161,433	$108,329
Net gains included in earnings related to CFVs	22,530	13,144
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(34,143)	(6,143)
Impact from purchases	23,852	53,633
Impact from sales	(15,347)	(7,530)
Balance, December 31,	$158,325	$161,433

The SA Fund has committed $169.4 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $134.6 million was funded at December 31, 2013.

Consolidated Lower Tier Property Partnerships’ Real estate held-for-use, net

The real estate held-for-use by Consolidated Lower Tier Property Partnerships was comprised of the following at December 31, 2013 and 2012:

	December 31,	December 31,
(in thousands)	2013	2012
Building, furniture and fixtures	$108,424	$116,320
Accumulated depreciation	(17,997)	(15,598)
Land	11,887	11,209
Total	$102,314	$111,931

Depreciation expense was $8.3 million and $7.8 million for the years ended December 31, 2013 and 2012, respectively, of which $2.0 million and $4.5 million was recorded in discontinued operations for the years ended December 31, 2013 and 2012, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the years ended December 31, 2013 and 2012.

The Consolidated Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities.  However, the Company provided debt financing to the Consolidated Lower Tier Property Partnerships.  In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Consolidated Lower Tier Property Partnerships is reflected on the Company’s balance sheet.  The Company’s bonds have been eliminated against the related mortgage debt obligations of the Consolidated Lower Tier Property Partnerships.  The Company’s maximum loss exposure is the fair value of its bonds.  At December 31, 2013, the fair value of these bonds was $50.3 million, including $2.5 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

At September 30, 2013, four rental properties were reclassified from held-for-use to held-for-sale and then during the fourth quarter of 2013, the non-profit entity that owned these four rental properties transferred them to a wholly owned subsidiary of the Company, which had provided bond financing to these properties.  See Note 4, “Real Estate” for more details.  At the time of transfer, these four rental properties had a carrying value of $52.4 million.  The decrease in real estate held-for-use related to CFVs due to this transfer was partially offset by the consolidation of five rental properties during the second quarter of 2013, with a carrying value of $42.3 million at December 31, 2013.

Consolidated Lower Tier Property Partnership’s Real estate held-for-sale

At December 31, 2012, one Consolidated Lower Tier Property Partnership had real estate classified as held-for-sale.  The real estate had a carrying value of $15.3 million at December 31, 2012 and was sold during first quarter of 2013 and reported through discontinued operations accordingly.  See Note 16, “Discontinued Operations,” for further information.

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at December 31, 2013 and 2012.

	December 31,	December 31,
(in thousands)	2013	2012
Liabilities of CFVs:
Debt	$91,602	$55,433
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	13,461	15,881
Other liabilities	4,043	6,150
Total liabilities of CFVs	$109,106	$77,464

Debt

At December 31, 2013 and 2012, the debt of the CFVs had the following terms:

	December 31, 2013
			Weighted-average
	Carrying		Effective Interest
(in thousands)	Amount	Face Amount	Rates	Maturity Dates
SA Fund	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,716	40,987	6.32	Various dates through March 2049
Total	$91,602	$90,873

	December 31, 2012
			Weighted-average
	Carrying		Effective Interest
(in thousands)	Amount	Face Amount	Rates	Maturity Dates
SA Fund	$49,352	$49,352	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	6,081	7,289	10.4	Various dates through October 2021
Total	$55,433	$56,641

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of December 31, 2013.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in US dollars; however, the SA Fund’s functional currency is the South African rand.  Therefore, the SA Fund is exposed to foreign currency risk.  In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts.  As required, these derivative instruments are carried at fair value.  The SA Fund does not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through “Net gains related to CFVs” on the consolidated statements of operations.  The change of value in the debt obligation due to currency fluctuation is recognized through “Expenses from CFVs” on the consolidated statements of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.”  The SA Fund derivative assets are carried at $8.5 million and $1.0 million at December 31, 2013 and 2012, respectively based on Level 2 Fair Value measurements as determined by a third party.  The SA Fund derivatives appreciate in value when the South African rand declines in value in comparison to the US dollar.  During 2013, the Fund recorded $8.6 million of gains on its derivatives; however, these gains were offset by foreign currency translation losses of $1.1 million.  The South African rand is the functional currency of the Fund; as such, the derivatives are subject to foreign currency translation adjustment when translated to the Company’s dollar denominated balance sheet and lose value as the South African rand declines in value in comparison to the US dollar.

At December 31, 2013 the SA Fund had $3.3 million of cash pledged as collateral for the foreign exchange derivative contracts.

Consolidated Lower Tier Property Partnerships

Included in the sale of TEB were 10 bonds that were not on our balance sheet at the time of sale because a non-profit entity that we consolidate was deemed to be the primary beneficiary of the Consolidated Lower Tier Property Partnerships that held the real estate serving as collateral to these bonds.  Therefore, upon the sale of TEB, the cash proceeds received on these 10 bonds were recorded as debt owed by the Consolidated Lower Tier Property Partnerships of $75.2 million.  Subsequent to the TEB sale and during the third and fourth quarters of 2013, we repurchased five of these bonds thereby causing the outstanding debt obligation to decline by $33.6 million.

Other

The following section provides more information related to the income statement of the CFVs for the years ended December 31, 2013 and 2012.

Income Statement Summary:

	For the year ended
	December 31,
(in thousands)	2013	2012
Revenue:
Rental and other income from real estate	$12,839	$5,860
Interest and other income	8,471	5,352
Total revenue from CFVs	21,310	11,212

Expenses:
Depreciation and amortization	8,494	5,846
Interest expense	3,263	1,699
Other operating expenses	9,632	6,739
Foreign currency loss	10,534	1,200
Asset impairments	21,785	12,640
Total expenses from CFVs	53,708	28,124

Net gains (losses) related to CFVs:
Investment gains	23,201	13,143
Derivative gains (losses)	8,594	(532)
Net loss on sale of properties	–	(170)
Equity in losses from Lower Tier Property Partnerships of CFVs	(26,609)	(39,391)
Net loss	(27,212)	(43,862)
Net losses allocable to noncontrolling interests in CFVs (1)	32,368	48,301
Net income allocable to the common shareholders related to CFVs	$5,156	$4,439

(1)    Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial.  The Company has little to no equity interest in the other CFVs including the two non-profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders related to CFVs for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended
	December 31,
(in thousands)	2013	2012
Interest income	$2,214	$3,150
Asset management fees	4,556	5,459
Guarantee fees	1,324	1,373
Equity in losses from Lower Tier Property Partnerships	(3,157)	(4,312)
Equity in income from SA Fund	684	336
Other expense	(465)	(1,567)
Net income allocable to the common shareholders	$5,156	$4,439

NOTE 18—segment Information

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

The Company owns and manages a portfolio of tax-exempt bonds, a substantial majority of which are backed by affordable multifamily rental properties.  The Company also manages low-income housing tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties.

International Operations

Outside of the US, we are in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing primarily in South Africa.  The Company’s International Operations take place through a subsidiary, IHS.

Consolidated Funds and Ventures

CFVs are entities for which the Company is deemed to be the primary beneficiary.  The Company earns revenue from these CFVs mainly through asset management fees, interest income (primarily from interest on bonds) and guarantee fees.

The following tables reflect the results of the business segments for the years ended December 31, 2013 and 2012.  The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income.  We have revised the presentation for the year ended December 31, 2012.  This presentation change had no impact on “Net income (loss) to common shareholders.”

	December 31, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated

Total interest income	$40,106		$36	$–		$(2,214)	(1)	$37,928
Total interest expense	(24,252)		–	–		–		(24,252)
Net interest income	15,854		36	–		(2,214)		13,676

Total fee and other income	10,672		3,118	–		(5,880)	(2)	7,910
Revenue from CFVs	–		–	21,310		–		21,310
Total non-interest revenue	10,672		3,118	21,310		(5,880)		29,220

Total revenues, net of interest expense	26,526		3,154	21,310		(8,094)		42,896

Operating and other expenses:
Interest expense	(14,850)		(138)	–		–		(14,988)
Operating expenses	(19,229)		(6,280)	–		–		(25,509)

Impairment on bonds and provision for loan losses	(2,072)		(5)	–		–		(2,077)
Other expenses, net	(5,534)		(1,176)	–		465	(3)	(6,245)
Expenses from CFVs	–		–	(62,021)		8,313	(5)	(53,708)

Total operating and other expenses	(41,685)		(7,599)	(62,021)		8,778		(102,527)

Net gains on assets, derivatives and extinguishment of liabilities	115,350		16	–		–		115,366
Net gains due to real estate consolidation and foreclosure	10,895		–	–		–		10,895
Net gains related to CFVs	–		–	31,795		–		31,795
Equity in (losses) and gains from Lower Tier Property Partnerships of CFVs	(3,157)	(6)	684	(23,452)	(6)	(684)	(4)	(26,609)
Income (loss) from continuing operations before income taxes	107,929		(3,745)	(32,368)		–		71,816
Income tax benefit	1,304		–	–		–		1,304
Income from discontinued operations, net of tax	25,376		–	1,351		–		26,727
Net income (loss)	134,609		(3,745)	(31,017)		–		99,847
Income allocable to noncontrolling interests:

Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)		–	–		–		(3,714)

Net losses (income) allocable to noncontrolling interests in CFVs:

Related to continuing operations operations	–		690	32,368		–		33,058

Related to discontinued operations operations	–		–	(1,351)		–		(1,351)
Net income (loss) to common shareholders shareholders	$130,895		$(3,055)	$–		$–		$127,840

(1)
Represents interest on bonds that the Company recognized through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.2 million is reflected in total interest income for the US Operations.

(2)
This amount includes $2.8 million of asset management fees recognized by IHS through an income allocation (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table presentation above, the $2.8 million is reflected in total fee and other income for the International Operations.  This amount also includes $1.7 million of asset management fees and $1.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during 2013 through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table presentation above, both are included in total fee and other income for the US Operations.

(3)
Represents net expenses recognized by the Company through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.5 million in reflected as additional other expenses for the US Operations.

(4)
Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2013 net income) which is recognized through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)
The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above total $8.3 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)
Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 17, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero.  For purposes of this table presentation above, the Company recognized $3.2 million of losses in US Operations and reduced the CFVs losses by the same amount.

	December 31, 2012
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated

Total interest income	$68,904		$37	$–		$(3,150)	(1)	$65,791
Total interest expense	(26,521)		(138)	–		–		(26,659)
Net interest income	42,383		(101)	–		(3,150)		39,132

Total fee and other income	11,390		3,716	–		(6,832)	(2)	8,274
Revenue from CFVs	–		–	11,212		–		11,212
Total non-interest revenue	11,390		3,716	11,212		(6,832)		19,486

Total revenues, net of interest expense	53,773		3,615	11,212		(9,982)		58,618

Operating and other expenses:
Interest expense	(18,542)		–	–		–		(18,542)
Operating expenses	(15,714)		(6,503)	–		–		(22,217)

Impairment on bonds and recovery of loan losses	(1,570)		–	–		–		(1,570)
Other expenses	(7,788)		(225)	–		1,567	(3)	(6,446)
Expenses from CFVs	–		–	(36,875)		8,751	(5)	(28,124)

Total operating and other expenses	(43,614)		(6,728)	(36,875)		10,318		(76,899)

Net (losses) gains on assets, derivatives and extinguishment of liabilities	(1,693)		–			–		(1,693)
Net gains due to real estate consolidation and foreclosure	5,404		–	–		–		5,404
Net gains related to CFVs	–		–	12,441		–		12,441
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(4,312)	(6)	336	(35,079)	(6)	(336)	(4)	(39,391)
Income (loss) from continuing operations before income taxes	9,558		(2,777)	(48,301)		–		(41,520)
Income tax expense	(101)		–	–		–		(101)
Income (loss) from discontinued operations, net of tax	5,354		–	(2,394)		–		2,960
Net income (loss)	14,811		(2,777)	(50,695)		–		(38,661)
Income allocable to noncontrolling interests:

Income allocable to perpetual preferred shareholders of a subsidiary company	(9,443)		–	–		–		(9,443)

Net losses (income) allocable to noncontrolling interests in CFVs:

Related to continuing operations operations	–		524	48,301		–		48,825

Related to discontinued operations operations	–		–	2,394		–		2,394
Net income (loss) to common shareholders shareholders	$5,368		$(2,253)	$–		$–		$3,115

(1)
Represents interest on bonds that the Company recognized through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $3.2 million is reflected in total interest income for the US Operations.

(2)
This amount includes $3.6 million of asset management fees recognized by IHS through an income allocation (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table presentation above, the $3.6 million is reflected in total fee and other income for the International Operations.  This amount also includes $1.8 million of asset management fees and $1.4 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during 2012 through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table presentation above, both are included in total fee and other income for the US Operations.

(3)
Represents net expenses recognized by the Company through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.6 million in reflected as additional other expenses for the US Operations.

(4)
Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2013 net income) which is recognized through an allocation of income (see Note 17, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)
The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above total $8.8 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)
Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 17, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero.  For purposes of this table presentation above, the Company recognized $4.3 million of losses in US Operations and reduced the CFVs losses by the same amount.

The total assets by segment at December 31, 2013 and 2012 are presented in the table below:

(in thousands)	December 31, 2013	December 31, 2012
ASSETS
US Operations	$443,664	$1,236,288
International Operations	6,681	4,644
Total segment assets	450,345	1,240,932
Bonds eliminated in consolidation	(47,745)	(114,529)
Net unrealized mark-to-market gains not recorded in consolidation	(2,543)	(10,585)
Other adjustments	(7,906)	(7,628)
Assets of CFVs	623,207	693,562
Total MMA consolidated assets	$1,015,358	$1,801,752

Note 19— Subsequent events

Sale of Real Estate

During the first quarter of 2014, the Company sold two real estate properties and related assets and obligations for $35.8 million which resulted in a gain on sale of real estate of $13.6 million and will be reported through discontinued operations during the first quarter of 2014.  The sales proceeds covered the Company’s related unpaid bond principal in full and a portion of the interest due on these debt financings.  See Note 4, “Real Estate” for more information.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland.  The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.  As a result of these rulings, the only counts remaining in the case relate to the Company’s dividend reinvestment plan.  As of December 31, 2013, and before this ruling on March 7, 2014, the Company deemed it probable that it would settle this case for at least $0.5 million and as such the Company had a contingent liability for $0.5 million at December 31, 2013.  As a result of the subsequent ruling, the Company’s litigation exposure was significantly reduced.  The Company will evaluate the impact of this ruling to its contingent liability as part of its first quarter 2014 financial reporting process.

 EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)

3.1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

3.2	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.1	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3	Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.7	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.8	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.9	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.10	Municipal Mortgage & Equity L.L.C. 2009 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.11	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.12	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

E-1

Exhibit No.	Description	Incorporation by Reference

10.13	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.14	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of Junior Subordinated Indentures, dated November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.15	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.16	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of Junior Subordinated Indentures (formerly trust preferred securities), dated November 20, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.17	Municipal Mortgage & Equity L.L.C. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013

10.18	Pledge, Security and Custody Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.19	Master Trust Agreement, dated December 6, 2012, by and among TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.20	Standby Credit Enhancement Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.21	Employment Agreement by and between the Company and Gary A. Mentesana dated as of March 27, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2013

10.22	Amendment to Forbearance Agreement with Merrill Lynch Capital Services, Inc. dated June 17, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 18, 2013

10.23
Share Purchase Agreement, dated as of July 1, 2013, by and among Merrill Lynch Portfolio Management, Inc., Municipal Mortgage & Equity, LLC, MuniMae TEI Holdings, LLC and MuniMae TE Bond Subsidiary, LLC
Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 3, 2013

10.24	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 1, 2014	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2014

21	List of Subsidiaries

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

E-2

Exhibit No.	Description	Incorporation by Reference

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-3