Form 10-K/A
period 2013-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2014-03-25
CIK 1003201

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to Municipal Mortgage & Equity, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014 (the “Form 10-K”), is to file a signed Report of Independent Registered Public Accounting Firm. The original Form 10-K included the Report of Independent Registered Public Accounting firm, but inadvertently omitted the conformed signature of KPMG.

No other modifications or changes have been made to the Form 10-K.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certificates by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

2

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

3

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

 EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2*	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)

3.1*	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

3.2*	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1*	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3*	Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6*	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.7*	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.8*	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.9*	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.10*	Municipal Mortgage & Equity L.L.C. 2009 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.11*	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.12*	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

E-1

Exhibit No.	Description	Incorporation by Reference

10.13*	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.14*	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of Junior Subordinated Indentures, dated November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.15*	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.16*	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of Junior Subordinated Indentures (formerly trust preferred securities), dated November 20, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.17*	Municipal Mortgage & Equity L.L.C. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013

10.18*	Pledge, Security and Custody Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.19*	Master Trust Agreement, dated December 6, 2012, by and among TEB Credit Enhancer, LLC, Merrill Lynch Pierce Fenner & Smith, Incorporated, and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.20*	Standby Credit Enhancement Agreement, dated December 6, 2012, by and between TEB Credit Enhancer, LLC and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 8, 2012

10.21*	Employment Agreement by and between the Company and Gary A. Mentesana dated as of March 27, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2013

10.22*	Amendment to Forbearance Agreement with Merrill Lynch Capital Services, Inc. dated June 17, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 18, 2013

10.23*
Share Purchase Agreement, dated as of July 1, 2013, by and among Merrill Lynch Portfolio Management, Inc., Municipal Mortgage & Equity, LLC, MuniMae TEI Holdings, LLC and MuniMae TE Bond Subsidiary, LLC
Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 3, 2013

10.24*	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 1, 2014	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2014

21*	List of Subsidiaries

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

E-2

Exhibit No.	Description	Incorporation by Reference

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

*	These exhibits were previously included in Municipal Mortgage & Equity, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014.

E-3

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2014	MUNICIPAL MORTGAGE & EQUITY, LLC By: /s/ Michael L. Falcone Name: Michael L. Falcone Title: Chief Executive Officer and President (Principal Executive Officer)