Form 10-Q
period 2014-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2014-05-15
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 39,252,081 shares of common shares outstanding at May 9, 2014.

Municipal Mortgage & Equity, LLC

I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2013 Form 10-K in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

Part	I – FINANCIAL INFORMATION

Item	1. Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and cash equivalents	$97,589	$66,794
Restricted cash (includes $52,470 and $52,897 related to CFVs)	87,477	87,903
Bonds available-for-sale (includes $134,753 and $134,769 pledged as collateral and/or restricted)	184,883	195,332
Investments in Lower Tier Property Partnerships related to CFVs	274,229	286,007
SA Fund investments related to CFVs	162,667	158,325
Real estate held-for-use, net (includes $15,550 and $15,644 pledged as collateral and $91,171 and $102,314 related to CFVs)	109,340	120,576
Real estate held-for-sale, net	20,872	24,090
Investment in preferred stock (pledged as collateral)	31,371	31,371
Other assets (includes $6,584 and $11,907 pledged as collateral and $22,693 and $23,664 related to CFVs)	45,655	44,960
Total assets	$1,014,083	$1,015,358

LIABILITIES AND EQUITY
Debt (includes $91,312 and $91,602 related to CFVs)	$436,984	$441,963
Accounts payable and accrued expenses	6,941	8,723
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	13,461	13,461
Other liabilities (includes $4,957 and $4,043 related to CFVs)	13,245	12,352
Total liabilities	$470,631	$476,499

Commitments and contingencies

Equity:
Noncontrolling interests in CFVs and IHS (net of $575 of subscriptions receivable)	$462,714	$473,513
Common shareholders’ equity:
Common shares, no par value (39,497,235 and 39,279,596 shares issued and outstanding and 522,846 and 1,281,080 non-employee directors’ and employee deferred shares issued at March 31, 2014 and December 31, 2013, respectively)	41,303	28,687
Accumulated other comprehensive income	39,435	36,659
Total common shareholders’ equity	80,738	65,346
Total equity	543,452	538,859
Total liabilities and equity	$1,014,083	$1,015,358

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
Interest income
Interest on bonds	$5,160	$15,795
Interest on loans and short-term investments	145	143
Total interest income	5,305	15,938

Interest expense (1)
Bond related debt	1,005	5,751
Non-bond related debt	198	538
Total interest expense	1,203	6,289
Net interest income	4,102	9,649

Non-interest revenue
Income on preferred stock investment	1,297	1,297
Other income	853	541
Revenue from CFVs	5,050	2,788
Total non-interest revenue	7,200	4,626
Total revenues, net of interest expense	11,302	14,275

Operating and other expenses
Interest expense (2)	3,573	4,129
Salaries and benefits	3,329	3,888
General and administrative	963	1,293
Professional fees	1,382	2,344
Impairment on bonds:
Total other-than-temporary impairment on bonds	2	353
Portion of other-than-temporary impairment recognized in AOCI	(2)	-
Net impairment of bonds recognized in earnings	-	353
Other expenses	911	1,934
Expenses from CFVs	11,649	11,431
Total operating and other expenses	21,807	25,372

Net (losses) gains on assets and derivatives	(365)	1,184
Net gains on early extinguishment of liabilities	-	36,263
Net gains due to initial real estate consolidation and foreclosure	2,003	-
Net gains related to CFVs	4,809	14,987
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,428)	(6,418)
Net (loss) income from continuing operations before income taxes	(11,486)	34,919
Income tax benefit	554	1,527
Income from discontinued operations, net of tax	14,479	5,061
Net income	3,547	41,507
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	-	(2,005)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	9,909	810
Related to discontinued operations	150	(1,036)
Net income to common shareholders	$13,606	$39,276

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Basic income per common share:
(Loss) income from continuing operations	$(0.02)	$0.84
Income from discontinued operations	0.36	0.09
Income per common share	$0.34	$0.93

Diluted income per common share:
(Loss) income from continuing operations (adjusted for liability classified awards)	$(0.01)	$0.83
Income from discontinued operations	0.35	0.09
Income per common share	$0.34	$0.92

Weighted-average common shares outstanding:
Basic	40,207	42,445
Diluted	41,664	43,717

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013

Net income to common shareholders	$13,606	$39,276
Net (loss) income allocable to noncontrolling interests	(10,059)	2,231
Net income	$3,547	$41,507

Other comprehensive income allocable to common shareholders:
Bond related changes:
Net unrealized gains arising during the period	$4,906	$10,829
Reversal of net unrealized gains on sold/redeemed bonds	-	(182)
Reclassification of unrealized bond losses to operations due to impairment	-	353
Reclassification of unrealized bond gains to operations due to consolidation and foreclosure	(2,003)	-
Net changes in other comprehensive income due to bonds	2,903	11,000
Income tax expense	(129)	-
Foreign currency translation adjustment	2	(13)
Other comprehensive income allocable to common shareholders	$2,776	$10,987

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(988)	$(10,463)

Comprehensive income to common shareholders	$16,382	$50,263
Comprehensive loss to noncontrolling interests	(11,047)	(8,232)
Comprehensive income	$5,335	$42,031

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before Accumulated Other Comprehensive Income		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2014	40,561	$28,687	$36,659	$65,346	$473,513	$538,859
Net income (loss)	-	13,606	-	13,606	(10,059)	3,547
Other comprehensive income (loss)	-	-	2,776	2,776	(988)	1,788
Distributions	-	-	-	-	(22)	(22)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	139	116	-	116	-	116
Mark-to-market activity for liability classified awards previously classified as equity	-	33	-	33	-	33
Net change due to consolidation	-	(270)	-	(270)	270	-
Common share repurchases	(680)	(869)	-	(869)	-	(869)
Balance, March 31, 2014	40,020	$41,303	$39,435	$80,738	$462,714	$543,452

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,547	$41,507
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net losses (gains) on sales of bonds and loans	9	(1,351)
Net gains due to real estate consolidation and foreclosure	(2,003)	-
Net gains related to CFVs	(4,813)	(19,962)
Provisions for credit losses and impairment	5,164	3,628
Equity in losses from Lower Tier Property Partnerships of CFVs	7,539	6,405
Subordinate debt effective yield amortization and interest accruals	1,743	2,965
Net gains on early extinguishment of liabilities	-	(36,263)
Net gains on sales of real estate and other investments	(15,037)	-
Depreciation and other amortization	2,465	2,164
Foreign currency loss	439	4,354
Stock-based compensation expense	979	1,104
Other	(3,161)	2,920
Net cash (used in)/provided by operating activities	(3,129)	7,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds	741	6,841
Advances on and originations of loans held for investment	-	(62)
Principal payments received on loans held for investment	33	95
Investments in property partnerships and real estate	(4,856)	(4,841)
Proceeds from the sale of real estate and other investments	37,705	20,125
Decrease (increase) in restricted cash and cash of CFVs	673	(15,448)
Capital distributions received from investments in partnerships	4,199	1,107
Net cash provided by investing activities	38,495	7,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	-	109,874
Repayment of borrowings	(3,740)	(87,435)
Payment of debt issuance costs	-	(1,074)
Distributions paid to holders of noncontrolling interests	(22)	-
Purchase of treasury stock	(809)	(36)
Distributions paid to perpetual preferred shareholders of a subsidiary company	-	(2,807)
Redemption of perpetual preferred shares	-	(26,672)

Net cash used in financing activities	(4,571)	(8,150)

Net increase in cash and cash equivalents	30,795	7,138

Cash and cash equivalents at beginning of period	66,794	50,857

Cash and cash equivalents at end of period	$97,589	$57,995

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,923	$8,464
Income taxes paid	165	42

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	2,903	11,000
Debt and liabilities extinguished through sales and collections on bonds and loans	2,804	3,862
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	11,058	-

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

US Operations

The Company’s bond portfolio consisted of 33 bonds totaling $224.7 million (based on fair value and including $39.8 million of bonds eliminated due to consolidation), collateralized by 20 real estate properties at March 31, 2014. This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at March 31, 2014. These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors, including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa. At March 31, 2014, the Company’s ownership interest in IHS was 83%.  In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages one multi-investor fund (South Africa Workforce Housing Fund SA I - “SA Fund”) and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”), and is in the process of raising capital for a second multi-investor fund.

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

The Company consolidates the SA Fund because IHS is deemed to be the primary beneficiary, and we therefore eliminate all intercompany transactions balances in consolidation. The activity and balances for the SA Fund are identified as part of the Company’s CFVs because the Company has a minimal ownership interest in the SA Fund. See Note 1, “Description of Business and Basis of Presentation” to the consolidated financial statements in our 2013 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2013 consolidated statements of operations as a result of certain discontinued operations occurring in 2014.

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$131,378	$92,407	$19,197	$(692)	$110,912
Other bonds	77,257	52,705	21,266	-	73,971
Total	$208,635	$145,112	$40,463	$(692)	$184,883

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4), (5)	Fair Value
Mortgage revenue bonds	$143,617	$103,194	$19,245	$(1,085)	$121,354
Other bonds	79,970	55,270	19,540	(832)	73,978
Total	$223,587	$158,464	$38,785	$(1,917)	$195,332

(1)	Represents the unpaid principal balance (“UPB”), net of discounts, deferred costs and fees as well as impairments recognized in earnings.

(2)	At March 31, 2014, the majority of this amount represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired; however, this amount also includes unrealized losses that were not considered other-than-temporarily impaired.

(3)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $16.3 million at March 31, 2014.

(4)	At December 31, 2013, the majority of this amount represents unrealized losses that were not considered other-than-temporarily impaired; however, this amount also includes the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired.

(5)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $40.1 million at December 31, 2013 ($16.2 million for mortgage revenue bonds and $23.9 million for other bonds).

In addition, the Company had bonds with an UPB of $56.9 million ($39.8 million fair value) and $68.0 million ($50.3 million fair value) at March 31, 2014 and December 31, 2013, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds and thus not included in the table above. See Note 15, “Consolidated Funds and Ventures” for more information.

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

At March 31, 2014, the Company’s subordinate bonds had an aggregate unpaid principal balance of $9.5 million. The payment of debt service on our subordinate bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At March 31, 2014, only two bonds (amortized cost and fair value of $1.4 million) were non-amortizing with principal due in full during 2030 and 2033. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at March 31, 2014, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	Amortized Cost	Fair Value
March 31, 2014	$-	$1,294
April 1 through December 31, 2014	-	-
2015	-	-
2016	10,264	14,074
2017	5,651	6,429
2018	15,963	23,034
Thereafter	78,673	94,572
Bonds that may not be prepaid	34,561	45,480
Total	$145,112	$184,883

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $80.1 million and $122.3 million for the three months ended March 31, 2014 and 2013, respectively (or $102.3 million at March 31, 2014 including those bonds eliminated in consolidation).  During the period in which these bonds were on non-accrual, the Company recognized interest income of $3.0 million (or $3.0 million including those bonds eliminated in consolidation) and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Interest income not recognized on the non-accrual bonds was $1.4 million (or $1.9 million including those bonds eliminated in consolidation) and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that are current with respect to their principal and interest payments, as well as those that are past due at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Total current	$130,867	$117,666
30-59 days past due	-	-
60-89 days past due	-	-
Greater than 90 days	54,016	77,666
Total	$184,883	$195,332

Bond Sales and Redemptions

There were no sales or redemptions of bonds for the three months ended March 31, 2014. The Company recorded cash proceeds on sales and redemptions of bonds of $4.6 million for the three months ended March 31, 2013.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Net impairment on bonds recognized in earnings” and “Net (losses) gains on assets and derivatives,” respectively for bonds sold or redeemed during the three months ended March 31, 2014 and 2013, as well as for bonds still in the Company’s portfolio at March 31, 2014 and 2013, respectively.

	For the three months ended March 31,
(in thousands)	2014	2013
Net bond impairment recognized in earnings on bonds held at each period-end	$-	$(353)
Gains recognized at time of sale/redemption	-	182
Total net losses on bonds	$-	$(171)

During the first quarter of 2014, the Company foreclosed on a multifamily real estate property serving as collateral to one of its bonds. The fair value of the Company’s bond was $11.1 million at the foreclosure date. See Note 4, “Real Estate” for more information.

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At March 31, 2014, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average distribution rate of 14.37%. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not have impairments on the preferred stock for the three months ended March 31, 2014 and 2013.

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three total return swap (“TRS”) agreements with an affiliate of the purchaser of the preferred stock investments.  The notional amount of the TRS was set based on the preferred stock investments as the reference asset.  Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock, a weighted average rate of 14.37% at March 31, 2014, and the Company pays a quarterly rate of 3-month London Interbank Offered Rate (“LIBOR”) plus a spread of 400 bps, 4.23% at March 31, 2014, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments settle on a “net” basis. If and when the preferred stock is redeemed in part or in full, the notional amount on the TRS will be reduced by the same amount.  At March 31, 2014, the Company held $12.4 million in a restricted collateral account as security for the TRS.

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

Note 4—Real estate

The following table summarizes the Company’s real estate at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Real estate held-for-use
Real estate held-for-use (1)	$18,169	$18,262
Real estate held-for-use related to CFVs (2)	91,171	102,314
Total real estate held-for-use	$109,340	$120,576

Real estate held-for-sale
Real estate held-for-sale	$20,872	$24,090
Real estate held-for-sale related to CFVs (2)	-	-
Total real estate held-for-sale	$20,872	$24,090

(1)	MuniMae’s real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.5 million and $7.9 million at March 31, 2014 and December 31, 2013, and an affordable multifamily property with a carrying value of $10.7 million and $10.4 million, at March 31, 2014 and December 31, 2013, respectively.

(2)	For more information see Note 15, “Consolidated Funds and Ventures.”

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million, and is reported through discontinued operations.  The sales proceeds paid the Company’s related unpaid bond principal in full and approximately 80% of the interest due on these debt financings.

Also during the first quarter of 2014, the Company foreclosed on two properties that serve as collateral to two of the Company’s bonds, which have been eliminated in consolidation. Prior to the foreclosure, these properties had been reported as real estate held-for-use related to Consolidated Funds and Ventures.  At the time of foreclosure, the two real estate properties had a carrying amount of $9.8 million and a net equity deficit attributable to a non-controlling interest holder in Consolidated Funds and Ventures of $0.3 million.  As a result of this foreclosure, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MuniMae and also reclassified the equity deficit from a non-controlling interest holder to the common shareholders.

Additionally, during the first quarter of 2014, the Company foreclosed on a multifamily real estate property serving as collateral to one of its bonds. The fair value of the Company’s bond was $11.1 million at the foreclosure date.

Note 5—OTHER ASSETS

The following table summarizes other assets at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Other assets:
Investments in real estate partnerships	$7,340	$7,464
Solar facilities (includes other assets such as cash and other receivables)	5,110	5,344
Debt issuance costs, net	3,434	3,579
Accrued interest receivable	2,768	1,250
Loans receivable	1,174	1,210
Other assets	3,136	2,449
Other assets held by CFVs (1)	22,693	23,664
Total other assets	$45,655	$44,960

(1)	For more information see Note 15, “Consolidated Funds and Ventures.”

Investments in Real Estate Partnerships

The Company’s investments in real estate partnerships of $7.3 million includes a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company carried at $6.2 million. The Company accounts for its 33% interest as an equity investment and does not consolidate the partnership because the Company was not deemed to be the primary beneficiary. The remaining $1.1 million represents our investment in the SA Partnership. IHS holds a 5% interest in the partnership while the third party limited partner holds a 95% interest in the partnership. IHS provides asset management services to the SA Partnership in return for asset management fees. IHS also has rights to investment returns on its 5% equity interest as well as carried interest which is contingent upon the residual values of the assets held by the partnership. The Company consolidates IHS because of its controlling majority interest in IHS. However, IHS and the Company account for its interest in the SA Partnership as an equity investment and do not consolidate the SA Partnership or the general partner because neither IHS nor the Company was deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the real estate partnerships in which the Company held an equity investment at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Investment in a real estate partnership:
Total assets (primarily real estate)	$88,580	$86,439
Total liabilities (primarily debt)	45,045	44,538

The following table displays the net (loss) income for the three months ended March 31, 2014 and 2013, for the real estate partnerships:

	For the three months ended March 31,
(in thousands)	2014	2013
Net (loss) income	$(86)	$37

Solar Facilities

At March 31, 2014, the Company had a solar investment fund and four solar facilities. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years. During the first quarter of 2014, the Company repaid $0.7 million of outstanding debt relating to one of the four solar facilities. The lender and the Company agreed to an additional payment of $0.2 million in contingent interest which resulted in a $0.2 million loss which was recognized during the first quarter of 2014.

The Company has two additional solar facilities which are fully impaired.

At March 31, 2014, the Company had $1.5 million of non-recourse debt associated with two of the remaining six solar facilities.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	Weighted-Average Effective Interest Rate at March 31, 2014	December 31, 2013	Weighted-Average Effective Interest Rate at December 31, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$19,922	1.9%	$21,261	1.8%
Due after one year	110,253	3.3	111,705	3.2
Notes payable and other debt – non-bond related
Due within one year	1,098	9.7	1,667	9.1
Due after one year	6,333	10.0	6,613	9.9

Total asset related debt	$137,606	3.5	$141,246	3.4

Other Debt (1)
Subordinate debentures (3)
Due within one year	$772	8.1	$757	8.1
Due after one year	145,197	7.2	143,664	7.2
Notes payable and other debt
Due within one year (4)	15,360	8.0	4,521	9.6
Due after one year	46,737	4.5	60,173	5.2

Total other debt	$208,066	6.7	$209,115	6.7

Total asset related debt and other debt	$345,672	5.4	$350,361	5.3

Debt related to CFVs (5)
Due within one year	$293	6.5	$14	6.0
Due after one year	91,019	4.3	91,588	4.3
Total debt related to CFVs	$91,312	4.3	$91,602	4.3

Total debt	$436,984	5.2	$441,963	5.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 million at March 31, 2014 and December 31, 2013.

(3)	Included in the subordinate debt balance were $4.8 million and $3.0 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at March 31, 2014 and December 31, 2013, respectively.

(4)	This amount includes $2.6 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(5)	See Note 15, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at March 31, 2014:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2014	$24,654	$230	$24,884
2015	68,124	258	68,382
2016	34,029	275	34,304
2017	4,539	294	4,833
2018	51,581	50,200	101,781
Thereafter	159,643	38,787	198,430
Net premium	3,102	1,268	4,370
Total	$345,672	$91,312	$436,984

Included in the 2014 principal payments for asset related debt and other debt is $2.6 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

This debt is primarily comprised of TRS financing agreements on bonds available-for-sale ($99.4 million at March 31, 2014). This amount also includes secured borrowings of $30.8 million related to two bonds transferred with a performance guarantee that failed to receive accounting sale treatment.

Interest expense on notes payable and other debt – bond related totaled $1.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at March 31, 2014:

(dollars in thousands)
Issuer	Principal	Net Premium	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$29,287	$-	$29,287	Amortizing	December 2027 and December 2033	8.0%
MFH	33,286	1,614	34,900	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3% (1)
MFH	30,116	1,275	31,391	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)
MFH	17,219	662	17,881	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)
MFH	31,307	1,203	32,510	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)
	$141,215	$4,754	$145,969

(1)	The pay rate on this debt is currently 75 bps; however, we recognize interest expense on an effective yield basis which was approximately 6.9% at March 31, 2014. See the first table within this note that provides weighted-average effective rate information for all of our debt.

Interest expense on the subordinate debt totaled $2.5 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

Notes Payable and Other Debt

At March 31, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See Note 3, “Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.23% at March 31, 2014), which resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2014.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap

The Company’s interest rate swap agreements were entered into under the International Swap Dealer Association’s standard master agreement (“ISDA”), including supplemental schedules and confirmations to these agreements. At March 31, 2014 and December 31, 2013, the Company had one interest rate swap contract with a total notional of $7.8 million. The net fair value liability for this interest rate swap was $0.7 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively. The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net (losses) gains on assets and derivatives.” Net cash interest paid was $0.1 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The Company recorded net losses for the three months ended March 31, 2014 and 2013, of $0.1 million and $0.2 million, respectively.

Interest rate cap

On January 2, 2014, the Company bought for $0.8 million an interest rate cap that terminates on January 2, 2019 to protect the Company against rising interest rates associated with six TRS agreements. The notional amount on the interest rate cap was $45.0 million at March 31, 2014 and protects us on $45.0 million of our floating rate debt in the event the Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index rises to 250 bps or higher. Net losses recognized for the three months ended March 31, 2014 were $0.3 million.

Total return swaps

In April 2014, the Company entered into nine TRS agreements with a notional amount of $75.2 million related to bonds that were previously sold to the purchaser of MuniMae TE Bond Subsidiary, LLC (“TEB”) in July 2013. Under the terms of the TRS agreements, the purchaser is required to pay the Company an amount equal to the interest payments received on the nine bonds and the Company is required to pay the purchaser a rate of SIFMA plus a spread of 135 bps on the notional amount of the TRS. The Company expects to account for these TRS agreements as derivatives. In addition, the Company repurchased four bonds from the purchaser for $25.1 million plus accrued interest. These investments will be used to collateralize the TRS agreements referenced above.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.
•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.
•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	March 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613
Loans receivable	1,174	-	-	239

Liabilities:
Notes payable and other debt, bond related	130,175	-	-	131,413
Notes payable and other debt, non-bond related	69,528	-	-	62,154
Notes payable and other debt related to CFVs	91,312	-	50,285	40,089
Subordinate debt issued by MFH	116,682	-	-	42,869
Subordinate debt issued by MFI	29,287	-	-	29,287

	December 31, 2013
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613
Loans receivable	1,200	-	-	271

Liabilities:
Senior interests in and debt owed to securitization trusts	-	-	-	-
Mandatorily redeemable preferred shares	-	-	-	-
Notes payable and other debt, bond related	132,966	-	-	131,321
Notes payable and other debt, non-bond related	72,974	-	-	65,253
Notes payable and other debt related to CFVs	91,602	-	50,338	40,178
Subordinate debt issued by MFH	114,950	-	-	42,869
Subordinate debt issued by MFI	29,471	-	-	29,471

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

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

		Fair Value Measurement Levels
(in thousands)	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$184,883	$-	$-	$184,883
Derivative assets	541	-	541	-

Liabilities:
Derivative liabilities	$653	$-	$-	$653

		Fair Value Measurement Levels
(in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$195,332	$-	$-	$195,332

Liabilities:
Derivative liabilities	$626	$-	$-	$626

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014.

(in thousands)	Bonds Available-for-sale	Derivative Liabilities
Balance, January 1, 2014	$195,332	$(626)
Net losses included in earnings	(948)	(27)
Net gains included in other comprehensive income (1)	4,906	-
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)	-
Impact from settlements	(3,349)	-
Balance, March 31, 2014	$184,883	$(653)

(1)	This amount represents $4.9 million of unrealized net holding gains arising during the period.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the three months ended March 31, 2014.

(in thousands)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (1)
Change in unrealized losses related to assets and liabilities still held at March 31, 2014	$(948)	$(27)
Additional realized losses recognized	-	(78)
Total losses reported in earnings	$(948)	$(105)

(1)	Amounts are reflected through “Net (losses) gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013.

(in thousands)	Bonds Available-for-sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net losses included in earnings	(1,851)	(85)
Net gains included in other comprehensive income (1)	11,000	-
Impact from redemption	(4,395)	-
Impact from settlements	(5,334)	146
Balance, March 31, 2013	$968,814	$(1,006)

(1)	This amount includes $10.8 million of unrealized net holding gains arising during the period, which is then increased by $0.4 million of unrealized bond losses reclassified into operations. This amount is then reduced by $0.2 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the three months ended March 31, 2013.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at March 31, 2013	$(353)	$(1,498)	$(85)
Additional realized gains (losses) recognized	182	-	(77)
Total losses reported in earnings	$(171)	$(1,498)	$(162)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net (losses) gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.58% and 6.60% at March 31, 2014 and December 31, 2013, respectively, for performing bonds still held in the portfolio at March 31, 2014. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.5% at March 31, 2014 and December 31, 2013 for the bonds remaining in our portfolio at March 31, 2014. The capitalization rate averaged 6.8% and 6.7% at March 31, 2014 and December 31, 2013, respectively, for the bonds remaining in our portfolio at March 31, 2014. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – At March 31, 2014, the Company had one interest rate swap contract and an interest rate cap contract. The interest rate swap contract was valued using an internal valuation model, taking into consideration credit risk. The interest rate cap contract was measured by a third party using observable market data, resulting in a Level 2 classification of the valuation hierarchy.

Non-recurring Valuations

At March 31, 2014 and December 31, 2013, the Company had assets that were measured at fair value using a Level 3 fair value measurement on a non-recurring basis. At each period, the Company held loans with non-recurring valuations; however, these loans were de minimis. During the first quarter of 2014, the Company foreclosed on real estate previously classified as real estate held-for-use by a consolidated fund and venture. As a result of the foreclosure and the expected future sale, the Company reclassified the real estate to held-for-sale by MuniMae.  Upon reclassification, it was determined that the carrying value was more than fair value resulting in a $0.2 million impairment to bring the real estate down to its fair value less estimated costs to sell.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,114	$20,224	$1,198

The Company entered into indemnification contracts with the purchaser of the tax credit equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships (“LTPPs”). The Company made no cash payments related to these indemnification agreements for the three months ended March 31, 2014 and 2013. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.

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

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at March 31, 2014 and December 31, 2013. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

		March 31, 2014
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for-Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt - notes payable		$-	$-	$1,271	$-	$6,322	$7,593
Debt – total return swap financing		20,007	104,257	-	31,371	-	155,635
Other	(1)	15,000	30,496	14,279	-	262	60,037
CFVs	(2)	52,470	-	91,171	-	22,693	166,334
Total		$87,477	$134,753	$106,721	$31,371	$29,277	$389,599

		December 31, 2013
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for-Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt - notes payable		$-	$-	$1,735	$-	$11,613	$13,348
Debt – total return swap financing		20,006	105,511	-	31,371	-	156,888
Other	(1)	15,000	29,258	13,909	-	294	58,461
CFVs	(2)	52,897	-	102,314	-	23,664	178,875
Total		$87,903	$134,769	$117,958	$31,371	$35,571	$407,572

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by CFVs. The real estate serves as collateral to bonds eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2018. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the three months ended March 31, 2014 and 2013 reported through “General and administrative” on the consolidated statements of operations:

	For the three months ended March 31,
	2014	2013
Rental expense	$(210)	$(534)
Rental income	112	327
Net rental expense	$(98)	$(207)

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
March 31, 2014:

(in thousands)
2014	$314
2015	425
2016	430
2017	104
2018	39
Total minimum future rental commitments	$1,312

During the first quarter of 2014, the Company terminated an office lease and a related sublease. The Company paid $0.3 million in fees to the landlord to terminate the office lease.

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at March 31, 2014. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

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

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
(in thousands)	2014	2013
Net (loss) income from continuing operations	$(1,023)	$35,251
Net income from discontinued operations	14,629	4,025
Net income to common shareholders	$13,606	$39,276

Basic weighted-average shares (1)	40,207	42,445
Common stock equivalents (2) (3) (4)	1,457	1,272
Diluted weighted-average shares	41,664	43,717

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At March 31, 2014, 2.0 million stock options were in the money and had a dilutive impact of 1.4 million shares. In addition, 0.2 million unvested employee deferred shares had a dilutive impact of 0.1 million shares for the three months ended March 31, 2014.

(3)	At March 31, 2013, 2.1 million stock options were in the money and had a dilutive impact of 1.3 million shares.

(4)	For the three months ended March 31, 2014 and 2013, the average number of options excluded from the calculations of diluted earnings per share was 0.3 million because of their anti-dilutive effect.

Common Shares

As of March 31, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 5.0 million shares at a price of up to 95% of the Company’s reported common shareholders’ equity per share as shown on the Company’s most recent filed periodic report at the time of repurchase. On May 8, 2014, the Board of Directors further amended the plan to increase the number of shares authorized to be repurchased under the plan from 5.0 million to 7.0 million, while maintaining the maximum price at 95% of the Company’s reported common shareholders’ equity per share as of the most recent filed periodic report.

During the three months ended March 31, 2014, the Company repurchased 0.7 million shares at an average price of $1.28. On April 2, 2014, the Company acquired 0.8 million shares at $1.53 per share from an unaffiliated seller, in a block purchase pursuant to the Company’s stock repurchase program. As of May 9, 2014, the Company has capacity to repurchase an additional 3.5 million shares.

The Company’s common equity at March 31, 2014 was $80.7 million resulting in an equity per common share of $2.02. As a result, the maximum price the Company may pay to repurchase stock upon the filing of this report until the maximum price is reset upon the filing of its 2014 second quarter filing, or the plan is amended, is $1.92.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. The Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Noncontrolling interests in:
LIHTC Funds	$315,810	$328,236
SA Fund	133,914	130,839
Consolidated Lower Tier Property Partnerships	14,685	16,086
IHS	(1,695)	(1,648)
Total	$462,714	$473,513

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies. In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities. See Note 15, “Consolidated Funds and Ventures” for more information.

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations, which primarily consist of unfunded equity commitments to Lower Tier Property Partnerships.  At March 31, 2014, there were $13.5 million of unfunded equity commitments. The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method, which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized in the first quarter of 2014.  During the first quarter of 2014, the Funds’ investment balance declined by $11.8 million and the noncontrolling interest balance declined by $12.4 million.  See Note 15, “Consolidated Funds and Ventures” for more information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligations.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During the first quarter of 2014, the SA Fund’s noncontrolling interest balance increased by $3.1 million, which was due to $4.1 million of net operating income offset by $1.0 million of foreign currency translation loss adjustments for the three months ended March 31, 2014. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded for the three months ended March 31, 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company recorded a de minimis amount of foreign currency translation losses through accumulated other comprehensive income allocable to common shareholders for the three months ended March 31, 2014.

Consolidated Lower Tier Property Partnerships

At March 31, 2014 and December 31, 2013, two non-profit entities (which are consolidated by the Company) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.

These non-profits consolidated nine and 11 Lower Tier Property Partnerships at March 31, 2014 and December 31, 2013, respectively, of which all of the Lower Tier Property Partnerships were classified as held-for-use at both period ends.

IHS

At March 31, 2014 and December 31, 2013, 17% of IHS was held by third parties.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders and amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2014.

(in thousands)	Net Unrealized Gains on Bonds Available-for-Sale	Income Tax Expense	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$36,868	$-	$(209)	$36,659
Unrealized net holding gains arising during period	4,906	-	2	4,908
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(2,003)	-	-	(2,003)
Other	-	(129)	-	(129)
Net current period other comprehensive income	2,903	(129)	2	2,776
Balance at March 31, 2014	$39,771	$(129)	$(207)	$39,435

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013.

	Unrealized Gains on Bonds Available-for-Sale		Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,021		$(334)	$138,687
Unrealized net holding gains (losses) arising during period	10,829		(13)	10,816
Reversal of unrealized gains on sold/redeemed bonds	(182	) (1)	-	(182)
Reclassification of unrealized losses to income	353		-	353
Net current period other comprehensive income	11,000		(13)	10,987
Balance at March 31, 2013	$150,021		$(347)	$149,674

(1)	Realized gains on bond redemptions included in “Net gains on bonds” in the Consolidated Statement of Operations. There is no applicable income tax on the realized gains.

Note 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Employees’ Stock-Based Compensation Plan	$942	$1,041
Non-employee Directors’ Stock-Based Compensation Plan	75	63
Total	$1,017	$1,104

Employees’ Stock-Based Compensation Plan

As of March 31, 2014, there were approximately 1.9 million share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders; the non-shareholder approved Plans are currently restricted to the issuance of stock options. As a result, of the 1.9 million shares available under the plans, only 0.1 million are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2013 (1)	2,345	$3.61	7.8	$58	$355
Forfeited/Expired in 2013	(264)	26.50
Outstanding at December 31, 2013 (1)	2,081	0.70	7.3	1,644	1,785
Forfeited/Expired in 2014	-
Outstanding at March 31, 2014 (1)	2,081	0.70	7.1	2,516	2,612

Number of options that were exercisable at:
December 31, 2013	1,436	0.86	6.9
March 31, 2014	1,624	0.80	6.9

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 2.0 million; 1.9 million; and 1.5 million at March 31, 2014, December 31, 2013 and January 1, 2013, respectively.

The value of employee options increased by $0.8 million during the three months ended March 31, 2014 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at March 31, 2014, have both time and price vesting requirements. A portion of the shares vest over the next two years and a portion of the shares vest if the average price requirement of $2.00 per share and $2.50 per share is met, respectively.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2014	289	$3.29	$218
Granted in 2014	-
Issued in 2014	(81)	9.48
Balance, March 31, 2014	208	0.88	221

The Company recognized $0.1 million of additional compensation expense related to employee deferred shares, mainly driven by the increase in MuniMae’s share price and amortization of the 2013 grants.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5.6 million shares for issuance, of which 2.2 million were available to be issued at March 31, 2014. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

At December 31, 2013 there were 78,125 director options that were vested and outstanding with a weighted average strike price of $0.36 and an aggregate intrinsic value of $58,984.  All of these options were exercised on March 25, 2014 leaving no outstanding director options as of March 31, 2014.

See the table below which summarizes the director options that vested as well as the common shares and deferred shares granted to the directors for services rendered for the three months ended March 31, 2014 and 2013. The directors are fully vested in the deferred shares at the grant date.

(in thousands, except share price data)	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
March 31, 2014	19	9	$1.32	-	$75
March 31, 2013	-	25	1.01	20	63

For the three months ended March 31, 2014 and 2013, the Company recognized $75,000 and $62,500 in Director fees, of which $37,500 and $31,250 was paid in cash and the balance in common shares, deferred shares and vested options. Director fees are reflected in “General and administrative” on the consolidated statements of operations.

The Company incurred Director fees for six and five independent directors during the three months ended March 31, 2014 and 2013, respectively.

Note 14—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  The revenues, expenses and all other statement of operations activity in discontinued operations, including the gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax” and “Net losses (income) allocable to noncontrolling interests in CFVs and IHS – related to discontinued operations” on the consolidated statements of operations.

Three rental properties with a carrying value of $20.9 million were classified as real estate held-for-sale at March 31, 2014. The revenues, expenses and all other statement of operations amounts were reclassified to “Income from discontinued operations, net of tax.”

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million.

	For the three months ended March 31,
(in thousands)	2014	2013
Sublease income	$-	$369
Income from CFVs (primarily rental income)	279	3,924
Income from REO operations	302	-
Rent expense	-	(369)
Expenses from CFVs (primarily operating expenses)	(244)	(3,670)
Expenses from REO operations	(451)	-
Other income	83	90
Other expense	(28)	(279)
Income tax expense	(504)	-
Net (loss) income before disposal activity	(563)	65
Disposal:
Net gains related to REO	15,037	-
Net gains related to CFVs	5	4,996
Net income from discontinued operations	14,479	5,061
Loss (income) from discontinued operations allocable to noncontrolling interests	150	(1,036)
Net income to common shareholders from discontinued operations	$14,629	$4,025

The details of net income to common shareholders from discontinued operations for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Interest income	$185	$615
Other income	385	459
Other expense	(479)	(698)
Income tax expense	(504)	-
Net gains on disposal of REO	15,037	-
Net gains on redemption of bonds	5	3,649
Net income to common shareholders from discontinued operations	$14,629	$4,025

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

The total assets, by type of consolidated fund or venture, at March 31, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	March 31, 2014	December 31, 2013
LIHTC Funds	$316,764	$329,033
SA Fund	188,099	184,649
Consolidated Lower Tier Property Partnerships	96,259	107,362
Other consolidated entities	2,108	2,163
Total assets of CFVs	$603,230	$623,207

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting. At March 31, 2014 and December 31, 2013, the Company owned the GP interest in thirteen LIHTC Funds. The Company continues to consolidate 11 of these funds at March 31, 2014 and December 31, 2013. The Company’s GP ownership interests of the funds remaining at March 31, 2014 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At March 31, 2014 and December 31, 2013, the Company’s maximum exposure under these guarantees is estimated to be approximately $614.4 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing primarily in South Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $119.5 million in equity commitments from investors, of which $114.2 million has been funded at March 31, 2014. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.2 million. At March 31, 2014, the Company had funded $3.2 million of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded at March 31, 2014. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

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

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At March 31, 2014, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at March 31, 2014 and December 31, 2013.

Asset Summary:

(in thousands)	March 31, 2014	December 31, 2013
Cash, cash equivalents and restricted cash	$52,470	$52,897
Investments in Lower Tier Property Partnerships	274,229	286,007
SA Fund investments	162,667	158,325
Real estate held-for-use, net	91,171	102,314
Other assets	22,693	23,664
Total assets of CFVs	$603,230	$623,207

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships as well as the assets and liabilities of the Lower Tier Property Partnerships at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
LIHTC Funds’ investment in Lower Tier Property Partnerships	$274,229	$286,007
Total assets of Lower Tier Property Partnerships (1)	$1,313,875	$1,324,704
Total liabilities of Lower Tier Property Partnerships (1)	1,041,395	1,038,983

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at March 31, 2014 and December 31, 2013, was $64.5 million and $64.9 million, respectively.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $162.7 million and $158.3 million at March 31, 2014 and December 31, 2013, respectively and are considered Level 3 valuations. As noted in the following table, during the first three months of 2014, the Fund recorded fair value gains of $4.9 million based on internal fair value estimates; however, these gains were offset by $1.2 million of foreign currency translation losses. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded during the first three months of 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company’s economic share of the SA Fund’s operating activities and the related foreign currency translation loss was 2.7%, resulting in $0.1 million of net comprehensive income allocable to the common shareholders for the first three months of 2014.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, January 1,	$158,325	$161,433
Net gains included in earnings related to CFVs	4,867	11,356
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(1,192)	(13,940)
Impact from purchases	4,606	3,709
Impact from sales and distributions	(3,939)	(972)
Balance, March 31,	$162,667	$161,586

The SA Fund has committed $166.6 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $136.7 million was funded at March 31, 2014.

Consolidated Lower Tier Property Partnerships’ Real estate held-for-use, net

The real estate held-for-use by Consolidated Lower Tier Property Partnerships was comprised of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Building, furniture and fixtures	$99,299	$108,424
Accumulated depreciation	(19,315)	(17,997)
Land	11,187	11,887
Total	$91,171	$102,314

Depreciation expense was $1.7 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively, of which $0.1 million and $0.8 million was recorded in discontinued operations for the three months ended March 31, 2014 and 2013, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the three months ended March 31, 2014 and 2013.

The Consolidated Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities. However, the Company provided debt financing to the Consolidated Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Consolidated Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Consolidated Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At March 31, 2014, the fair value of these bonds was $39.8 million, including $2.0 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

During the first quarter of 2014, the Company foreclosed on two properties that were reported as real estate held-for-use related to Consolidated Funds and Ventures at December 31, 2013.  At the time of transfer, the two real estate properties had a carrying amount of $9.8 million.  As a result of this foreclosure, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MuniMae.

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Liabilities of CFVs:
Debt	$91,312	$91,602
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	13,461	13,461
Other liabilities	4,957	4,043
Total liabilities of CFVs	$109,730	$109,106

Debt

At March 31, 2014 and December 31, 2013, the debt of the CFVs had the following terms:

	March 31, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund (1)	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,426	40,513	6.3	Various dates through March 2049
Total	$91,312	$90,399

	December 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund (1)	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,716	40,987	6.3	Various dates through March 2049
Total	$91,602	$90,873

(1)	This amount includes $0.8 million of capitalized interest for the period ended March 31, 2014 and December 31, 2013.

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of March 31, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund derivative assets are carried at $8.4 million and $8.5 million at March 31, 2014 and December 31, 2013, respectively based on Level 2 Fair Value measurements as determined by a third party.  The SA Fund derivatives increase in value when the South African rand declines in value in comparison to the US dollar.  The South African rand is the functional currency of the Fund; as such, the derivatives (as well as all SA Fund assets) are subject to foreign currency translation adjustment when translated to the Company’s dollar denominated balance sheet and lose value as the South African rand declines in value in comparison to the US dollar.

At March 31, 2014, the SA Fund had $3.3 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

The following section provides more information related to the income statement of the CFVs for the three months ended March 31, 2014 and 2013.

Income Statement Summary:

	For the three months ended March 31,
(in thousands)	2014	2013
Revenue:
Rental and other income from real estate	$3,624	$2,164
Interest and other income	1,426	624
Total revenue from CFVs	5,050	2,788

Expenses:
Depreciation and amortization	2,218	1,726
Interest expense	1,069	498
Other operating expenses	2,952	2,028
Foreign currency loss	410	4,155
Asset impairments	5,000	3,024
Total expenses from CFVs	11,649	11,431

Net gains (losses) related to CFVs:
Investment gains	4,867	11,356
Derivative (losses) gains	(58)	3,631
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,428)	(6,418)
Net loss	(9,218)	(74)
Net losses allocable to noncontrolling interests in CFVs (1)	9,853	660
Net income allocable to the common shareholders related to CFVs	$635	$586

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the two non-profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders related to CFVs for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Interest income	$343	$685
Asset management fees	841	858
Guarantee fees	331	331
Equity in losses from Lower Tier Property Partnerships	(949)	(1,499)
Equity in income from SA Fund	128	282
Other expense	(59)	(71)
Net income allocable to the common shareholders	$635	$586

Note 16—segment Information

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

The following tables reflect the results of the business segments for the three months ended March 31, 2014 and 2013. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income. We have revised the presentation for the three months ended March 31, 2013 for comparability purposes. This presentation change had no impact on “Net income (loss) to common shareholders.”

	For the three months ended March 31, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$5,638		$10	$-		$(343	) (1)	$5,305
Total interest expense	(1,203)		-	-		-		(1,203)
Net interest income	4,435		10	-		(343)		4,102

Total fee and other income	2,276		1,046	-		(1,172	) (2)	2,150
Revenue from CFVs	-		-	5,050		-		5,050
Total non-interest revenue	2,276		1,046	5,050		(1,172)		7,200

Total revenues, net of interest expense	6,711		1,056	5,050		(1,515)		11,302

Operating and other expenses:
Interest expense	(3,536)		(37)	-		-		(3,573)
Operating expenses	(4,463)		(1,211)	-		-		(5,674)
Other expenses, net	(888)		(82)	-		59	(3)	(911)
Expenses from CFVs	-		-	(13,233)		1,584	(5)	(11,649)

Total operating and other expenses	(8,887)		(1,330)	(13,233)		1,643		(21,807)

Net losses on assets, derivatives and extinguishment of liabilities	(365)		-	-		-		(365)
Net gains due to real estate consolidation and foreclosure	2,003		-	-		-		2,003
Net gains related to CFVs	-		-	4,809		-		4,809
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(949	) (6)	128	(6,479	) (6)	(128	) (4)	(7,428)
Loss from continuing operations before income taxes	(1,487)		(146)	(9,853)		-		(11,486)
Income tax benefit	554		-	-		-		554
Income (loss) from discontinued operations, net of tax	14,629		-	(150)		-		14,479
Net income (loss)	13,696		(146)	(10,003)		-		3,547
Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	-		56	9,853		-		9,909
Related to discontinued operations operations	-		-	150		-		150
Net income (loss) to common shareholders shareholders	$13,696		$(90)	$-		$-		$13,606

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.7 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total fee and other income for the International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s first quarter of 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $1.6 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $0.9 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the three months ended March 31, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$16,616		$7	$-		$(685	) (1)	$15,938
Total interest expense	(6,289)		-	-		-		(6,289)
Net interest income	10,327		7	-		(685)		9,649

Total fee and other income	2,216		811	-		(1,189	) (2)	1,838
Revenue from CFVs	-		-	2,788		-		2,788
Total non-interest revenue	2,216		811	2,788		(1,189)		4,626

Total revenues, net of interest expense	12,543		818	2,788		(1,874)		14,275

Operating and other expenses:
Interest expense	(4,096)		(33)	-		-		(4,129)
Operating expenses	(6,001)		(1,524)	-		-		(7,525)
Impairment on bonds and recovery of loan losses	(353)		-	-		-		(353)
Other expenses	(1,792)		(213)	-		71	(3)	(1,934)
Expenses from CFVs	-		-	(13,516)		2,085	(5)	(11,431)

Total operating and other expenses	(12,242)		(1,770)	(13,516)		2,156		(25,372)

Net gains on assets, derivatives and extinguishment of liabilities	37,447		-	-		-		37,447
Net gains related to CFVs	-		-	14,987		-		14,987
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(1,499	) (6)	282	(4,919	) (6)	(282	) (4)	(6,418)
Income (loss) from continuing operations before income taxes	36,249		(670)	(660)		-		34,919
Income tax benefit	1,527		-	-		-		1,527
Income from discontinued operations, net of tax	4,025		-	1,036		-		5,061
Net income (loss)	41,801		(670)	376		-		41,507
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,005)		-	-		-		(2,005)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-		150	660		-		810
Related to discontinued operations	-		-	(1,036)		-		(1,036)
Net income (loss) to common shareholders	$39,796		$(520)	$-		$-		$39,276

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.7 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total fee and other income for the International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first quarter of 2013 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s first quarter of 2013 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $2.1 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $1.5 million of losses in US Operations and reduced the CFVs losses by the same amount.

The total assets by segment at March 31, 2014 and December 31, 2013 are presented in the table below:

(in thousands)	March 31, 2014	December 31, 2013
ASSETS
US Operations	$450,586	$443,664
International Operations	7,762	6,681
Total segment assets	458,348	450,345
Bonds eliminated in consolidation	(37,730)	(47,745)
Net unrealized mark-to-market gains not recorded in consolidation	(2,037)	(2,543)
Other adjustments	(7,728)	(7,906)
Assets of CFVs	603,230	623,207
Total MMA consolidated assets	$1,014,083	$1,015,358

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

US Operations

The Company’s bond portfolio consisted of 33 bonds totaling $224.7 million (based on fair value and including $39.8 million of bonds eliminated due to consolidation), collateralized by 20 real estate properties at March 31, 2014. This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at March 31, 2014. These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors, including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS") which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa. At March 31, 2014, the Company’s ownership interest in IHS was 83%.  In addition to earning asset management fees, IHS, as the managing member is entitled to special distributions based on returns generated by the funds it sponsors. IHS currently manages one multi-investor fund (South Africa Workforce Housing Fund SA I – “SA Fund”), and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”), and is in the process of raising capital for a second multi-investor fund.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities. At March 31, 2014 and December 31, 2013, we had unrestricted cash and cash equivalents of $97.6 million and $66.8 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

We consolidate certain funds and ventures even though we have no (or nominal) equity interest, and we therefore reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flow. As reflected on our consolidated balance sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) was reported in “Restricted cash,” outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the net increase to cash and cash equivalents is representative of the change only to MuniMae’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MuniMae and the CFVs. The tables below provide the cash activity related to MuniMae and the CFVs.

	For the three months ended March 31, 2014
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794		$66,794
Net cash (used in) provided by:
Operating activities	(4,070)	941	(3,129)
Investing activities	39,340	(845)	38,495
Financing activities	(4,475)	(96)	(4,571)
Net increase in cash and cash equivalents	30,795	-	30,795
Cash and cash equivalents at end of period	$97,589		$97,589

	For the three months ended March 31, 2013
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857		$50,857
Net cash provided by (used in):
Operating activities	8,437	(966)	7,471
Investing activities	4,833	2,984	7,817
Financing activities	(6,132)	(2,018)	(8,150)
Net increase in cash and cash equivalents	7,138	-	7,138
Cash and cash equivalents at end of period	$57,995		$57,995

Operating activities

Cash flows used by operations for MuniMae were $4.1 million for the three months ended March 31, 2014, compared to cash flows provided by operations of $8.4 million for the three months ended March 31, 2013. The $12.5 million decrease in cash provided by operating activities was primarily due to:

•	a decrease in interest income of $13.2 million primarily as a result of the MuniMae TE Bond Subsidiary, LLC (“TEB”) sale in 2013, a $1.2 million decrease in asset management fees received, a $1.1 million decrease in other income received, a $0.9 million decrease in principal payments received on loans held for sale, a $0.8 million increase in cash used to purchase an interest rate cap during the first quarter 2014 and a $0.6 million decrease in preferred stock dividends received, partially offset by:

•	a $5.3 million reduction in interest expense primarily as a result of the TEB sale in 2013.

Investing activities

Cash flows provided by investing activities for MuniMae were $39.3 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. The $34.5 million increase in cash provided by investing activities was primarily due to:

•	a $37.7 million increase in proceeds received from the sale of real estate and a $19.6 million decrease in restricted cash investing activities (primarily a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation in the first quarter of 2013), partially offset by:

•	a $22.7 million decrease in principal payments and sales proceeds received on bonds.

Financing activities

Cash flows used in financing activities for MuniMae were $4.5 million and $6.1 million for the three months ended March 31, 2014 and 2013, respectively. The $1.6 million decrease in cash used in financing activities was primarily due to:

•	$71.2 million of cash used to repurchase TEB preferred shares in the first quarter of 2013, a $20.0 million decrease in repayment of senior interests and general borrowings, a $17.2 million decrease in the repayment of subordinate debentures and a $2.8 million decrease in distributions paid to perpetual preferred shareholders, partially offset by:

•	a decrease of $73.3 million in proceeds generated from the issuance of TEB preferred shares during the first quarter of 2013 and $36.6 million in proceeds from a total return swap financing entered into in connection with the transfer of our preferred stock investments during the first quarter of 2013.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at March 31, 2014. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	March 31, 2014	Weighted-Average Interest Rate at March 31, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related (2)	$130,175	3.1%
Notes payable and other debt – non-bond related debt:	7,431	10.0
Total asset related debt	137,606	3.5

Other Debt (1)
Subordinate debentures (3)	145,969	7.2
Notes payable and other debt (4)	62,097	5.4
Total other debt	208,066	6.7

Total asset related debt and other debt	345,672	5.4

Debt related to CFVs	91,312	4.3

Total debt	$436,984	5.2

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 million at March 31, 2014 and December 31, 2013.

(3)	Included in the subordinate debt balance were $4.8 million and $3.0 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at March 31, 2014 and December 31, 2013, respectively.

(4)	This amount includes $2.6 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

This debt is primarily comprised of total return swap (“TRS”) financing agreements on bonds available-for-sale ($99.4 million at March 31, 2014). This amount also includes secured borrowings of $30.8 million related to two bonds transferred with a performance guarantee that failed to receive accounting sale treatment.

Other Debt

Subordinate debt

At March 31, 2014, the Company had $141.2 million of subordinate debt (principal) with a carrying value of $146.0 million and a weighted average effective interest rate of 7.2%. See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Notes payable and other debt

At March 31, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.23% at March 31, 2014) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

At March 31, 2014, the Company had $2.6 million of debt that had come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2014.

Guarantees

The following table summarizes guarantees by type at March 31, 2014:

	March 31, 2014
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,114

The indemnification contracts are with the purchaser of the tax credit equity (“TCE”) business and are related to the guarantees of investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. We made no cash payments under these indemnification agreements for the three months ended March 31, 2014.

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

In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company continues to hold general partner interests and as a result, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be approximately $614.4 million at March 31, 2014. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At March 31, 2014, the debt related to CFVs had the following terms:

	March 31, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund (1)	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,426	40,513	6.3	Various dates through March 2049
Total debt	$91,312	$90,399

(1)	This amount includes $0.8 million of capitalized interest for the period ended March 31, 2014.

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of March 31, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

Company Capital

Common Shares

As of March 31, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 5.0 million shares at a price of up to 95% of the Company’s reported common shareholders’ equity per share as shown on the Company’s most recent filed periodic report at the time of repurchase. On May 8, 2014, the Board of Directors further amended the plan to increase the number of shares authorized to be repurchased under the plan from 5.0 million to 7.0 million, while maintaining the maximum price at 95% of the Company’s reported common shareholders’ equity per share as of the most recent filed periodic report. The Company has been making its purchases pursuant to a 10b5-1 plan, which provides for the automatic placement of purchase orders pursuant to preset criteria that cannot be changed except during open trading periods for insiders. Because brokers are not generally willing to manage 10b5-1 plans for companies whose shares trade on the over the counter market, the Board has authorized the Company to use open market purchases in lieu of the 10b5-1 plan. As a result, effective May 9, 2014, the Company will now make purchases only during open trading periods for insiders.

During the three months ended March 31, 2014, the Company repurchased 0.7 million shares at an average price of $1.28. On April 2, 2014, the Company acquired 0.8 million shares at $1.53 per share from an unaffiliated seller, in a block purchase pursuant to the Company’s stock repurchase program. As of May 9, 2014, the Company has capacity to repurchase an additional 3.5 million shares.

The Company’s common equity at March 31, 2014 was $80.7 million resulting in an equity per common share of $2.02. As a result, the maximum price the Company may pay to repurchase stock upon the filing of this report until the maximum price is reset upon the filing of its 2014 second quarter filing, or the plan is amended, is $1.92.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is based on the selection and application of US generally accepted accounting principles (“GAAP”), which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements. These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain. We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances known to us at the time. Actual results could materially differ from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at March 31, 2014 were priced on average at approximately 89% of the portfolio’s unpaid principal balance (“UPB”). Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

Income Taxes

The Company is a limited liability company that has elected to be taxed as a corporation for income tax purposes. All of our business activities, with the exception of our foreign investments and managing member interests in the LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return. The Company has significant net operating losses (“NOLs”) that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future; however we currently maintain a valuation allowance against our entire deferred tax asset, in accordance with accounting literature.

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

The table below summarizes our consolidated financial performance for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Total interest income	$5,305	$15,938
Total interest expense	1,203	6,289
Net interest income	4,102	9,649

Total fee and other income	2,150	1,838
Revenue from CFVs	5,050	2,788

Total revenues, net of interest expense	11,302	14,275
Operating expenses:
Interest expense	3,573	4,129
Operating expenses	6,585	9,459
Net impairment on bonds and loan losses	-	353
Total expenses from CFVs	11,649	11,431
Total operating expenses	21,807	25,372

Net (losses) gains on assets, derivatives and extinguishment of liabilities	(365)	37,447
Net gains due to real estate consolidation and foreclosure	2,003	-
Net gains related to CFVs	4,809	14,987
Equity in losses from Lower Tier Property Partnerships	(7,428)	(6,418)
(Loss) income from continuing operations before income taxes	(11,486)	34,919
Income tax benefit	554	1,527
Income from discontinued operations, net of tax	14,479	5,061
Net income	3,547	41,507

Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	-	(2,005)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	9,909	810
Related to discontinued operations	150	(1,036)
Net income to common shareholders	$13,606	$39,276

Net interest income

The following table summarizes our net interest income for the three months ended March 31, 2014 and 2013:

	For the months ended March 31,
(in thousands)	2014	2013
Interest income:
Interest on bonds	$5,160	$15,795
Interest on loans and short-term investments	145	143
Total interest income	5,305	15,938
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	-	3,314
Mandatorily redeemable preferred shares	-	1,682
Notes payable and other debt, bond related	1,005	755
Notes payable and other debt, non-bond related	198	538
Total interest expense	1,203	6,289
Total net interest income	$4,102	$9,649

Total net interest income decreased by 57.5% or $5.5 million, for the three months ended March 31, 2014 as compared to 2013.

Interest on bonds decreased $10.6 million for the three months ended March 31, 2014 as compared to 2013. This decline was mainly due to a $759.2 million decline in the weighted average bond UPB (from $978.3 million for the three months ended March 31, 2013 to $219.1 million for the three months ended March 31, 2014) due primarily to the sale of our common shares in TEB. Partially offsetting this decline was a $1.2 million increase in interest recognized on non-accrual bonds.

Asset related interest expense decreased by $5.1 million for the three months ended March 31, 2014 as compared to 2013. This decrease was mainly due to the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of our common shares in TEB on July 3, 2013.

Other interest expense

The following table summarizes our other interest expense for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Other interest expense:
Subordinate debentures	$2,542	$3,269
Notes payable and other debt	1,031	860
Total other interest expense	$3,573	$4,129

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $0.6 million for the three months ended March 31, 2014 as compared to 2013. This decline was mainly driven by the $45.5 million repurchase of outstanding subordinate debentures during first quarter 2013.

Fee and Other Income

The following table summarizes our fee and other income for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Income on preferred stock investment	$1,297	$1,297
Asset management and advisory fees (recorded in “Other income”)	591	191
Other income	262	350
Total fee and other income	$2,150	$1,838

Fee and other income increased by 17.0%, or $0.3 million, for the three months ended March 31, 2014 as compared to 2013 mainly due to $0.4 million of fees recognized in the first quarter 2014 related to the SA Partnership.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Salaries and benefits	$3,329	$3,888
General and administrative	963	1,293
Professional fees	1,382	2,344
Other expenses	911	1,934
Total operating expenses	$6,585	$9,459

Total operating expenses decreased 30.4%, or $2.9 million for the three months ended March 31, 2014 as compared to 2013.

Other expenses primarily include asset management costs, asset workout expenses, depreciation and amortization and net costs related to our ownership of real estate. Other expenses decreased $1.0 million for the three months ended March 31, 2014 as compared to 2013 mainly due to lower costs related to our real estate properties. More specifically, during the first quarter of 2014, we received $0.5 million in insurance proceeds associated with one of our properties. Other expenses recognized during the three months ended March 31, 2013 were also higher than 2014 due to a $0.4 million remarketing fee incurred related to TEB's remarketing of its Series B Preferred Shares.

Professional fees, which include auditing fees, consulting fees and legal fees, decreased $1.0 million for the three months ended March 31, 2014 as compared to 2013. This decrease was mainly due to a $0.6 million reduction in accounting related costs as certain subsidiary audits are no longer required to be prepared. Also contributing to the decline in professional fees was a $0.3 million reduction in legal fees.

Salaries and benefits related to our US Operations decreased $0.5 million for the three months ended March 31, 2014 as compared to 2013 mainly due to a decrease in employees from 31 at March 31, 2013 to 21 at March 31, 2014. Salaries and benefits related to our International Operations decreased $0.1 million for the three months ended March 31, 2014 as compared to 2013.

General and administrative expenses decreased $0.3 million for the three months ended March 31, 2014 as compared to 2013 mainly due to reductions in insurance costs, information and technology costs and office rent.

Net (Losses) Gains on Assets, Derivatives and Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Net realized gains on bonds	$-	$182
Net (losses) gains on loans	(9)	1,169
Net losses on derivatives	(356)	(167)
Net gains on early extinguishment of liabilities	-	36,263
Total net (losses) gains on assets, derivatives and extinguishment of liabilities	$(365)	$37,447

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

During the three months ended March 31, 2013, the Company recorded net gains on loans of $1.2 million comprised of $0.9 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.3 million.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Net gains due to real estate consolidation and foreclosure	$2,003	$-

On March 4, 2014, the Company foreclosed on a property serving as collateral for one of the Company's bonds with an estimated fair value of $11.1 million. The UPB of the bond was $11.4 million and cumulative impairments and cumulative unrealized gains at the date of consolidation were $2.4 million and $2.0 million, respectively. Upon foreclosure, the property was consolidated and the bond was derecognized. As a result, the unrealized gains of $2.0 million which were recorded through accumulated other comprehensive income were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate consolidation and foreclosure" having no impact on overall equity.

Income Tax Benefit

The table below summarizes our income tax benefit for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
(in thousands)	2014	2013
Income tax benefit	$554	$1,527

During the first quarter 2014, the Company generated a pre-tax loss from continuing operations allocable to common shareholders of approximately $1.6 million, income from discontinued operations allocable to common shareholders of $14.6 million and other comprehensive income allocable to common shareholders before tax of $2.9 million. In accordance with GAAP, the Company must record a net zero tax provision related to deferred taxes which is required to be allocated between losses from continuing operations, income from discontinued operations and other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $0.6 million in continuing operations, offset by a $0.6 million tax expense allocated to income from discontinued operations and other comprehensive income for the period. As of March 31, 2014, the Company continues to reflect a full valuation allowance against our net deferred tax assets.

On March 20, 2013, the Company and certain of its subsidiaries entered into a closing agreement with the Commonwealth of Massachusetts for amended returns for the calendar years ending December 31, 2004 through 2006. Pursuant to the closing agreement the Commonwealth of Massachusetts agreed to issue a refund of $1.8 million to the Company. The Company received the refund on April 8, 2013. This agreement also resulted in a favorable resolution of $1.6 million of the Company's uncertain tax positions recorded at December 31, 2012. The release of the uncertain tax position resulted in a $1.6 million tax benefit in the first quarter of 2013.

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Income allocable to perpetual preferred shareholders of a subsidiary company	$-	$(2,005)

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $2.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of the sale of our common shares in TEB in July 2013.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that were consolidated for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Revenue:
Rental and other income from real estate	$3,624	$2,164
Interest and other income	1,426	624
Total revenue from CFVs	5,050	2,788

Expenses:
Depreciation and amortization	2,218	1,726
Interest expense	1,069	498
Other operating expenses	2,952	2,028
Foreign currency loss	410	4,155
Asset impairments	5,000	3,024
Total expenses from CFVs	11,649	11,431

Net gains (losses) related to CFVs:
Investment gains	4,867	11,356
Derivative (losses) gains	(58)	3,631
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,428)	(6,418)
Net loss	(9,218)	(74)
Net losses allocable to noncontrolling interests in CFVs	9,853	660
Net income allocable to the common shareholders related to CFVs	$635	$586

The details of Net income allocable to the common shareholders for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Interest income	$343	$685
Asset management fees	841	858
Guarantee fees	331	331
Equity in losses from Lower Tier Property Partnerships	(949)	(1,499)
Equity in income from SA Fund	128	282
Other expense	(59)	(71)
Net income allocable to the common shareholders	$635	$586

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

Net income allocable to the common shareholders related to CFVs increased marginally for the three months ended March 31, 2014 as compared to 2013 mainly due to a $0.6 million decline in equity in losses from the Lower Tier Property Partnerships. Partially offsetting this increase was a $0.3 million decrease in interest income and a $0.2 million decrease in equity in income from the SA Fund. The decline in interest income was mainly due to the TEB sale, whereby we sold several of the eliminated bonds to the purchaser.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Sublease income	$-	$369
Income from CFVs (primarily rental income)	279	3,924
Income from REO operations	302	-
Rent expense	-	(369)
Expenses from CFVs (primarily operating expenses)	(244)	(3,670)
Expenses from REO operations	(451)	-
Other income	83	90
Other expense	(28)	(279)
Income tax expense	(504)	-
Net (loss) income before disposal activity	(563)	65
Disposal:
Net gains related to REO	15,037	-
Net gains related to CFVs	5	4,996
Net income from discontinued operations	14,479	5,061
Loss (income) from discontinued operations allocable to noncontrolling interests	150	(1,036)
Net income to common shareholders from discontinued operations	$14,629	$4,025

The details of net income to common shareholders from discontinued operations for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Interest income	$185	$615
Other income	385	459
Other expense	(479)	(698)
Income tax expense	(504)	-
Net gains on disposal of REO	15,037	-
Net gains on redemption of bonds	5	3,649
Net income to common shareholders from discontinued operations	$14,629	$4,025

At December 31, 2013, the Company owned two multifamily properties that were classified as held-for-sale on the consolidated balance sheets. During the first quarter of 2014, the Company sold these real estate properties for $35.8 million which resulted in a gain on sale of real estate of $14.0 million. Also during the first quarter of 2014, the Company sold a real estate land investment for $1.0 million which resulted in a gain on sale of real estate of $0.5 million. These gains are reflected as Net gains on disposal of REO in the table above.

At December 31, 2012, a non-profit entity that the Company consolidates owned a multifamily property that was classified as held-for-sale. The Company provided bond financing to this multifamily property. Because we reflect the multifamily property on our balance sheet, the Company's bond was eliminated against the mortgage payable of the property. During the first quarter of 2013, the property was sold for a net gain of $3.6 million to the common shareholders. This gain is reflected as Net gains on redemption of bonds in the table above.

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting as of March 31, 2014. Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

(dollars in thousands)	UPB		Fair Value		Wtd Avg Coupon		Wtd Avg Pay Rate (7)		Debt Service Coverage (8)		Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing (1)	$65,231		$64,641		6.58%		6.58%		0.87	x	9	8
Non-performing (2), (3)	108,384		76,164		6.94%		3.57%		0.51	x	13	10
Subordinate cash flow and participating (4)	14,660		9,875		4.51%		-%				3	2
Total Multifamily tax-exempt bonds	$188,275		$150,680		6.81	% (9)	4.70	% (9)	0.65	x	25	20

CDD bonds (5)	$58,275		$55,003		7.13%		7.13%				6	N/A

Other bonds (6)	$18,982		$18,968		4.34%		4.34%				2	N/A
Total Bond Portfolio	$265,532	(10)	$224,651	(10)	6.69	% (9)	5.24	% (9)			33	20

Total Non-performing portfolio	$108,384		$76,164		6.94%		3.57%		0.51	x	13	10

(1)	Included in this amount were senior interests in bonds of $36.7 million that were financed by TRSs with a carrying amount of $36.2 million at March 31, 2014.

(2)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(3)	Included in this amount were senior interests in bonds of $31.2 million that were financed by TRSs with a carrying amount of $31.2 million at March 31, 2014. Also included in this amount were subordinate bonds with must pay coupons and $1.6 million fair value.

(4)	Included in this amount were subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default. Included in this amount were participating cash flow bonds with $8.5 million UPB and $5.9 million fair value.

(5)	The Company transferred interests in two of these bonds together with a guarantee to the buyer for timely principal and interest payment and therefore the cash received on the transfers was treated as a borrowing. Also, one of these bonds was financed through a TRS. On a combined basis, the Company had debt associated with these bonds with a carrying amount of $44.1 million at March 31, 2014.

(6)	These bonds were financed by two total returns swaps with a carrying amount of $18.6 million at March 31, 2014.

(7)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at March 31, 2014.

(8)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(9)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds whereby non-payment of debt service is not a default.

(10)	Includes seven bonds that the Company eliminated as a result of consolidation accounting (one of which was a performing multifamily tax-exempt bond, three of which were non-performing multifamily tax-exempt bonds and three of which were subordinate cash flow and participating multifamily tax-exempt bonds). At March 31, 2014, these seven bonds had an UPB of $56.9 million and a fair value of $39.8 million, including $2.0 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 20 properties serving as collateral are located across 15 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of March 31, 2014, 28.3% and 25.6% (based on UPB and fair value, respectively) were located in Atlanta. Approximately 72% of our UPB is collateralized by properties that are affordable low-income housing and serve the general population while four properties or approximately 25% of our UPB serve the senior population and one property or 3% of our UPB serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling twelve month debt service coverage for those with must pay coupons.

As of March 31, 2014, the Company had 22 multifamily tax-exempt bonds with must pay coupons.

•	Nine of the 22 bonds were performing bonds with $65.2 million UPB and $64.6 million fair value and average debt service coverage ratio of 0.87x. The potential for defaults exist within this population, but because these are low-income housing tax credit bonds, despite the fact that they have generally less than 0.90x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

•	13 of the 22 bonds were non-performing bonds with $108.4 million UPB and $76.2 million fair value and an average debt service coverage ratio of 0.51x.

Additionally, as of March 31, 2014, five of the 22 must pay bonds were subordinate bonds with $9.5 million UPB and $2.6 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns three of the related senior bonds with $16.7 million UPB and $15.8 million fair value. All but two of the must pay subordinate bonds with $0.9 million UPB and $1.0 million fair value were in default as of March 31, 2014.

As of March 31, 2014, the Company had three bonds with $14.7 million UPB and $9.9 million fair value that were subordinate and do not have must pay coupons. Debt service on these bonds is paid to the extent there is available cash flow and only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns one of the related senior bonds with a $7.7 million UPB and fair value. These cash flow bonds were excluded from the calculation of debt service coverage ratios as non-payment is not a default.

Community Development District Bonds

As of March 31, 2014, there were six CDD bonds with $58.3 million UPB and $55.0 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida and as Community Development Authority or Capital Improvement Cooperative District bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio. In the first quarter of 2014, four CDD bonds that were in default at December 31, 2013 were brought current.

Other Bonds

As of March 31, 2014, there were two bonds with $19.0 million UPB and fair value in rated municipal bonds. Specifically, these investments are senior certificate interests in a triple A enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Valuation Results for the three months ended 2014 as compared to the three months ended 2013

During the three months ended March 31, 2014, we recorded net unrealized gains of $4.9 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income. Approximately half of the net unrealized gains are attributed to four non-performing CDD bonds that were brought current during the first quarter of 2014. These bonds benefited from an increase in future expected cash flows and a decline in the weighted average market yield. The remaining net unrealized gains were primarily driven by improvements in property operations and decreases in discount and capitalization rates for certain non-performing bonds as well as a decline in the discount rate of one performing CDD bond. During the three months ended March 31, 2013, we recorded net unrealized gains of $10.8 million on our Reported Bonds through other comprehensive income largely due to declining market yields on our performing bonds still held in the portfolio at March 31, 2013.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Our bonds are not traded on an established exchange nor is there an active private trading market; therefore, our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest), we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.58% and 6.60% at March 31, 2014 and December 31, 2013, respectively, for performing bonds still held in the portfolio at March 31, 2014.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate for the bonds whose valuations are based on an estimate of the collateral value averaged 8.5% at March 31, 2014 and December 31, 2013 for bonds remaining in our portfolio at March 31, 2014. The capitalization rate averaged 6.8% and 6.7% at March 31, 2014 and 2013, respectively, for bonds remaining in our portfolio at March 31, 2014.

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

Real Estate Investments

The table below provides key metrics related to all of our real estate investments as of March 31, 2014.

(dollars in thousands)
Type	GAAP Carrying Amount		Estimated Fair Value
Affordable Multifamily Rental Properties	$31,592		$32,945
Land Investments	13,656		18,881
Total real estate investments	$45,248	(1)	$51,826

(1)	Includes $18.2 million reported through real estate held-for-use, $20.9 million reported through real estate held-for-sale and $6.2 million reported through other assets.

The Company estimates the fair value of its affordable multifamily rental properties by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. To the extent available, the Company estimates fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value. The Company uses appraisals to estimate the fair value of its land investments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the SEC under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2014

As previously disclosed in our 2013 Form 10-K for the year ended December 31, 2013, as a result of management’s internal control evaluation conducted as of December 31, 2013, management concluded that a material weakness existed within its consolidation accounting and reporting processes and because of this material weakness management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. As a result of the material weakness identified within its consolidation accounting processes, which did not have a material impact on the Company’s financial statements or other disclosures, management added additional processes and procedures during the quarter ended March 31, 2014. Management believes these additional procedures, in combination with other key controls, should remediate the identified material weakness. Management will continue to monitor these procedures and controls throughout 2014. There were no other changes in our internal control over financial reporting for the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2014.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2014.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended March 31, 2014.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
1/1/2014 – 1/31/2014	395	1.18	395	2,538
2/1/2013 – 2/28/2014	10	1.27	10	2,528
3/1/2014 – 3/31/2014	275	1.42	275	2,253
Total	680	$1.28	680	2,253

(1)	On March 12, 2014, the Board of Directors authorized amendment to the stock repurchase program whereby the maximum repurchase price was set to a price of up to 95% of the Company’s last reported common shareholders’ equity per share. On May 8, 2014, the Board of Directors further amended the plan to increase the number of shares authorized to be repurchased under the plan from 5.0 million to 7.0 million. As a result of share repurchase activity through May 9, 2014, the Company has capacity to repurchase an additional 3.5 million shares. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3.	Defaults Upon Senior Securities

The Company had debt agreements totaling $2.6 million at March 31, 2014 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on April 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
Dated: May 15, 2014		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	May 15, 2014
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:		/s/ Lisa M. Roberts	May 15, 2014
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1