Form 10-Q
period 2014-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2014-08-14
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 37,261,132 shares of common shares outstanding at August 7, 2014.

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

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and cash equivalents	$43,659	$66,794
Restricted cash (includes $46,241 and $52,897 related to CFVs)	87,080	87,903
Bonds available-for-sale (includes $120,935 and $134,769 pledged as collateral and/or restricted)	181,710	195,332
Investments in Lower Tier Property Partnerships related to CFVs	260,793	286,007
SA Fund investments related to CFVs	163,458	158,325
Real estate held-for-use, net (includes $16,004 and $15,644 pledged as collateral and $90,037 and $102,314 related to CFVs)	108,660	120,576
Real estate held-for-sale, net	20,783	24,090
Investment in preferred stock (pledged as collateral)	31,371	31,371
Other assets (includes $6,523 and $11,907 pledged as collateral and $22,167 and $23,664 related to CFVs)	50,890	44,960
Total assets	$948,404	$1,015,358

LIABILITIES AND EQUITY
Debt (includes $69,673 and $91,602 related to CFVs)	$398,491	$441,963
Accounts payable and accrued expenses	4,539	8,723
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	9,597	13,461
Other liabilities (includes $4,353 and $4,043 related to CFVs)	14,089	12,352
Total liabilities	$426,716	$476,499

Commitments and contingencies

Equity:
Noncontrolling interests in CFVs and IHS (net of $575 of subscriptions receivable)	$448,245	$473,513
Common shareholders’ equity:
Common shares, no par value (37,594,556 and 39,279,596 shares issued and outstanding and 320,694 and 1,281,080 non-employee directors’ and employee deferred shares issued at June 30, 2014 and December 31, 2013, respectively)	32,296	28,687
Accumulated other comprehensive income	41,147	36,659
Total common shareholders’ equity	73,443	65,346
Total equity	521,688	538,859
Total liabilities and equity	$948,404	$1,015,358

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest income
Interest on bonds	$2,629	$14,667	$7,789	$30,462
Interest on loans and short-term investments	216	191	361	334
Total interest income	2,845	14,858	8,150	30,796

Interest expense (1)
Bond related debt	759	13,442	1,764	19,193
Non-bond related debt	186	284	384	822
Total interest expense	945	13,726	2,148	20,015
Net interest income	1,900	1,132	6,002	10,781

Non-interest revenue
Income on preferred stock investment	1,312	1,312	2,609	2,609
Other income	904	517	1,757	1,058
Revenue from CFVs	5,610	6,332	10,660	9,120
Total non-interest revenue	7,826	8,161	15,026	12,787
Total revenues, net of interest expense	9,726	9,293	21,028	23,568

Operating and other expenses
Interest expense (2)	3,489	3,616	7,062	7,745
Salaries and benefits	3,096	3,262	6,425	7,150
General and administrative	894	1,133	1,857	2,426
Professional fees	983	3,057	2,365	5,402
Impairment on bonds:
Total other-than-temporary impairment on bonds	–	480	2	833
Portion of other-than-temporary impairment recognized in AOCI	–	–	(2)	–
Net impairment of bonds recognized in earnings	–	480	–	833
Other expenses	998	1,856	1,909	3,789
Expenses from CFVs	12,659	13,406	24,308	24,837
Total operating and other expenses	22,119	26,810	43,926	52,182

Net gains on assets and derivatives	1,151	921	786	2,105
Net gains on extinguishment of liabilities	402	–	402	36,263
Net gains due to initial real estate consolidation and foreclosure	–	8,484	2,003	8,484
Net (losses) gains related to CFVs	(657)	8,933	4,152	23,920
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,038)	(7,368)	(14,466)	(13,786)
Net (loss) income from continuing operations before income taxes	(18,535)	(6,547)	(30,021)	28,372
Income tax benefit (expense)	1,194	(95)	1,748	1,432
(Loss) income from discontinued operations, net of tax	(441)	1,092	14,038	6,153
Net (loss) income	(17,782)	(5,550)	(14,235)	35,957
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	–	(1,673)	–	(3,678)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	15,364	6,948	25,274	7,758
Related to discontinued operations	–	(176)	150	(1,212)
Net (loss) income to common shareholders	$(2,418)	$(451)	$11,189	$38,825

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic income per common share:
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(0.08)	$0.80
(Loss) income from discontinued operations	(0.01)	0.02	0.36	0.12
(Loss) income per common share	$(0.06)	$(0.01)	$0.28	$0.92

Diluted income per common share:
(Loss) income from continuing operations (1)	$(0.05)	$(0.03)	$(0.08)	$0.81
(Loss) income from discontinued operations	(0.01)	0.02	0.36	0.12
(Loss) income per common share	$(0.06)	$(0.01)	$0.28	$0.93

Weighted-average common shares outstanding:
Basic	38,962	42,406	39,581	42,426
Diluted (2)	38,962	42,406	39,581	43,706

(1)	For those periods where the Company had net income from continuing operations, an adjustment was made for liability classified awards.

(2)	For those periods where the Company had a net loss from continuing operations, any incremental shares would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Net (loss) income to common shareholders	$(2,418)	$(451)	$11,189	$38,825
Net loss allocable to noncontrolling interests	(15,364)	(5,099)	(25,424)	(2,868)
Net (loss) income	$(17,782)	$(5,550)	$(14,235)	$35,957

Other comprehensive income (loss) allocable to common shareholders:
Bond related changes:
Net unrealized gains (losses) arising during the period	$2,908	$(22,362)	$7,814	$(11,533)
Reversal of net unrealized gains on sold/redeemed bonds	(778)	(416)	(778)	(598)
Reclassification of unrealized bond losses to operations due to impairment	–	480	–	833
Reclassification of unrealized bond gains to operations due to consolidation and foreclosure	–	(8,484)	(2,003)	(8,484)
Net change in other comprehensive income due to bonds	2,130	(30,782)	5,033	(19,782)
Income tax expense	(329)	–	(458)	–
Foreign currency translation adjustment	(89)	14	(87)	1
Other comprehensive income (loss) allocable to common shareholders	$1,712	$(30,768)	$4,488	$(19,781)

Other comprehensive (loss) income allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(346)	$(7,998)	$(1,334)	$(18,462)

Comprehensive (loss) income to common shareholders	$(706)	$(31,219)	$15,677	$19,044
Comprehensive loss to noncontrolling interests	(15,710)	(13,097)	(26,758)	(21,330)
Comprehensive loss	$(16,416)	$(44,316)	$(11,081)	$(2,286)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before Accumulated Other Comprehensive Income		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2014	40,561	$28,687	$36,659	$65,346	$473,513	$538,859
Net income (loss)	–	11,189	–	11,189	(25,424)	(14,235)
Other comprehensive income (loss)	–	–	4,488	4,488	(1,334)	3,154
Distributions	–	–	–	–	(1,622)	(1,622)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	156	147	–	147	–	147
Mark-to-market activity for liability classified awards previously classified as equity	–	33	–	33	–	33
Net change due to consolidation (1)	–	(3,112)	–	(3,112)	3,112	–
Common share repurchases	(2,802)	(4,648)	–	(4,648)	–	(4,648)
Balance, June 30, 2014	37,915	$32,296	$41,147	$73,443	$448,245	$521,688

(1)	For more information see Note 12, “Equity.”

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,235)	$35,957
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net gains on sales of bonds and loans	(765)	(1,970)
Net gains due to initial real estate consolidation and foreclosure	(2,003)	(8,484)
Net gains related to CFVs	(3,352)	(29,127)
Provisions for credit losses and impairment (1)	11,807	9,340
Net equity in losses from equity investments in partnerships (1)	14,720	13,783
Subordinate debt effective yield amortization and interest accruals	3,517	4,566
Net gains on extinguishment of liabilities	(402)	(36,263)
Net gains on sales of real estate and other investments	(15,300)	–
Depreciation and other amortization (1)	4,774	12,654
Foreign currency loss (1)	569	8,086
Stock-based compensation expense	1,721	1,783
Other	(4,044)	2,979
Net cash (used in)/provided by operating activities	(2,993)	13,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(3,080)	–
Principal payments and sales proceeds received on bonds	8,320	11,527
Advances on and originations of loans held for investment	(6,917)	(216)
Principal payments received on loans held for investment	71	251
Investments in property partnerships and real estate (1)	(20,356)	(10,515)
Proceeds from the sale of real estate and other investments	37,972	28,680
Decrease (increase) in restricted cash and cash of CFVs	1,225	(20,996)
Capital distributions received from investments in partnerships of CFVs	13,149	5,927
Net cash provided by investing activities	30,384	14,658
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	–	110,000
Repayment of borrowings	(44,256)	(98,375)
Payment of debt issuance costs	–	(963)
Contribution from holders of noncontrolling interests	–	3,590
Distributions paid to holders of noncontrolling interests	(1,622)	–
Purchase of treasury stock	(4,648)	–
Distributions paid to perpetual preferred shareholders of a subsidiary company	–	(4,636)
Redemption of perpetual preferred shares	–	(36,213)
Other	–	(218)
Net cash used in financing activities	(50,526)	(26,815)
Net (decrease) increase in cash and cash equivalents	(23,135)	1,147
Cash and cash equivalents at beginning of period	66,794	50,857
Cash and cash equivalents at end of period	$43,659	$52,004

(1)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$7,313	$15,388
Income taxes paid	166	198

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	3,154	(38,261)
Debt and liabilities extinguished through sales and collections on bonds and loans	3,598	4,252
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	11,058	37,777
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	3,112	–
Increase in real estate assets and decrease in loan investments due to foreclosure	–	43,943
Increase in noncontrolling interest equity due to consolidation of funds and ventures	–	6,737

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

We own and manage a portfolio of real estate related assets. Our primary holdings include a portfolio of bonds and bond-related investments (“bonds”), a substantial portion of which are tax-exempt and backed by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors which invest in similar affordable multifamily rental properties. Finally, we own a variety of direct investments in multifamily rental properties and land. Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds which invest primarily in affordable for-sale and rental housing, principally in South Africa.

US Operations

The Company’s bond portfolio consisted of 35 bonds totaling $242.4 million (based on fair value and including $60.7 million of bonds eliminated due to consolidation), collateralized by 21 real estate properties at June 30, 2014. This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at June 30, 2014. These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors, including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa. On May 26, 2014, the Company purchased additional shares of IHS thereby increasing its ownership interest to approximately 96% from 83%. See Note 12, “Equity” for more information. In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors. As of June 30, 2014, IHS managed one multi-investor fund (South Africa Workforce Housing Fund SA I - “SA Fund”) and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”). In July 2014, IHS closed on a second multi-investor fund (IHS Fund II) with approximately $70 million of third party capital at initial closing.

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

The Company consolidates IHS and eliminates all intercompany transactions and balances in consolidation. The activity and balances for IHS are reflected in the Company’s consolidated financial statements. Because the Company has a majority interest in IHS, the activity and balances for IHS are not included in the Company’s CFVs. The balances and activity included in the Company’s CFVs are for funds and ventures for which the Company has minimal to no ownership interests, but the Company has consolidated them due to the Company being the primary beneficiary.

The Company consolidates the SA Fund because IHS is deemed to be the primary beneficiary, and we eliminate all intercompany transactions balances in consolidation. The activity and balances for the SA Fund are identified as part of the Company’s CFVs because the Company has a minimal ownership interest in the SA Fund. See Note 1, “Description of Business and Basis of Presentation” to the consolidated financial statements in our 2013 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2013 consolidated statements of operations as a result of certain discontinued operations occurring in 2014.

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$126,895	$88,703	$21,478	$(466)	$109,715
Other bonds	75,517	51,106	20,889	–	71,995
Total	$202,412	$139,809	$42,367	$(466)	$181,710

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4), (5)	Fair Value
Mortgage revenue bonds	$143,617	$103,194	$19,245	$(1,085)	$121,354
Other bonds	79,970	55,270	19,540	(832)	73,978
Total	$223,587	$158,464	$38,785	$(1,917)	$195,332

(1)	Represents the unpaid principal balance (“UPB”), net of discounts, deferred costs and fees as well as impairments recognized in earnings.

(2)	At June 30, 2014, the majority of this amount represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired; however, this amount also includes unrealized losses that were not considered other-than-temporarily impaired.

(3)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $9.1 million at June 30, 2014.

(4)	At December 31, 2013, the majority of this amount represents unrealized losses that were not considered other-than-temporarily impaired; however, this amount also includes the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired.

(5)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $40.1 million at December 31, 2013 ($16.2 million for mortgage revenue bonds and $23.9 million for other bonds).

In addition, the Company had bonds with an UPB of $78.0 million ($60.7 million fair value) and $68.0 million ($50.3 million fair value) at June 30, 2014 and December 31, 2013, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds and thus not included in the table above. See Note 15, “Consolidated Funds and Ventures” for more information.

The fair value of the Company’s bonds declined by $13.6 million from December 31, 2013 to June 30, 2014 mainly due to the Company foreclosing on a multifamily real estate property serving as collateral to one of its bonds during the first quarter of 2014. Upon foreclosure, the Company reclassified $11.1 million of bonds available-for-sale to $11.1 million of real estate held-for-sale. See Note 4, “Real Estate” for more information.

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

At June 30, 2014, the Company’s subordinate bonds had an aggregate unpaid principal balance of $8.5 million ($2.8 million fair value). The payment of debt service on our subordinate bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At June 30, 2014, only one bond (amortized cost and fair value of $1.1 million) was non-amortizing with principal due in full February 2030. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at June 30, 2014, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	Amortized Cost	Fair Value
June 30, 2014	$–	$1,784
July 1 through December 31, 2014	–	–
2015	–	–
2016	10,029	13,548
2017	–	–
2018	15,586	22,820
Thereafter	80,711	99,142
Bonds that may not be prepaid	33,483	44,416
Total	$139,809	$181,710

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $73.6 million and $77.7 million at June 30, 2014 and December 31, 2013, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $0.7 million and $0.5 million for the three months ended and $3.6 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively. Interest income not recognized during the period in which these bonds were on non-accrual was $1.7 million and $1.4 million for the three months ended and $3.0 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that were current with respect to principal and interest payments, as well as those that were past due with respect to either principal or interest payments at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Total current	$133,149	$117,666
30-59 days past due	–	–
60-89 days past due	–	–
Greater than 90 days	48,561	77,666
Total	$181,710	$195,332

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $6.4 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.

Provided in the table below are net impairment on bonds recognized in earnings on bonds still in the Company’s portfolio at each period end and realized gains recognized on bonds at the time of sale or redemption reported through “Net gains on assets and derivatives.”

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net impairment on bonds recognized in earnings	$–	$(480)	$–	$(833)
Gains recognized at time of sale or redemption	768	416	768	598
Total net gains (losses) on bonds	$768	$(64)	$768	$(235)

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At June 30, 2014, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average distribution rate of 14.4%. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not have impairments on the preferred stock for the six months ended June 30, 2014 and 2013.

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three total return swap (“TRS”) agreements with an affiliate of the purchaser of the preferred stock investments.  The notional amount of the TRS was set based on the preferred stock investments as the reference asset.  Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock, a weighted average rate of approximately 14% at June 30, 2014, and the Company pays a quarterly rate of 3-month London Interbank Offered Rate (“LIBOR”) plus a spread of 400 bps, 4.2% at June 30, 2014, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments settle on a “net” basis. If and when the preferred stock is redeemed in part or in full, the notional amount on the TRS will be reduced by the same amount.  At June 30, 2014, the Company held 25% of the notional amount ($9.2 million) in the form of cash and bonds in a restricted collateral account as security for the TRS.

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

Note 4—Real estate

The following table summarizes the Company’s real estate at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Real estate held-for-use
Real estate held-for-use (1)	$18,623	$18,262
Real estate held-for-use related to CFVs (2)	90,037	102,314
Total real estate held-for-use	$108,660	$120,576

Real estate held-for-sale
Real estate held-for-sale	$20,783	$24,090
Real estate held-for-sale related to CFVs (2)	–	–
Total real estate held-for-sale	$20,783	$24,090

(1)	MuniMae’s real estate held-for-use was comprised of three investments in undeveloped land with a carrying value of $7.4 million and $7.9 million at June 30, 2014 and December 31, 2013, and an affordable multifamily property with a carrying value of $11.2 million and $10.4 million, at June 30, 2014 and December 31, 2013, respectively.

(2)	For more information see Note 15, “Consolidated Funds and Ventures.”

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million that was reported through discontinued operations.  The sales proceeds repaid the Company’s related unpaid bond principal in full and paid approximately 80% of the interest due on these debt financings.

During the first quarter of 2014, the Company foreclosed on two properties that served as collateral to two of the Company’s bonds, which had been eliminated in consolidation. Prior to foreclosure, these properties had been reported as real estate held-for-use related to Consolidated Funds and Ventures.  At the time of foreclosure, the two real estate properties had a carrying amount of $9.8 million and a net equity deficit attributable to a non-controlling interest holder in Consolidated Funds and Ventures of $0.3 million.  As a result of foreclosure, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate held-for-sale related to MuniMae and reclassified the equity deficit from a non-controlling interest holder to the common shareholders.

Additionally, during the first quarter of 2014, the Company foreclosed on a multifamily real estate property serving as collateral to one of its bonds. The fair value of the Company’s bond was $11.1 million at the foreclosure date.

During the third quarter of 2014, the Company sold the three real estate properties classified as held-for-sale at June 30, 2014 (with net assets consisting primarily of the $20.8 million of real estate reflected in the table above) for $22.9 million. This resulted in a gain on sale of real estate of $2.3 million that will be reported through discontinued operations during the third quarter of 2014.

Note 5—OTHER ASSETS

The following table summarizes other assets at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Other assets:
Investments in real estate partnerships	$7,624	$7,464
Solar facilities (includes other assets such as cash and other receivables)	5,066	5,344
Debt issuance costs, net	3,270	3,579
Accrued interest receivable	1,359	1,250
Loans receivable	8,041	1,210
Other assets	3,363	2,449
Other assets held by CFVs (1)	22,167	23,664
Total other assets	$50,890	$44,960

(1)	For more information see Note 15, “Consolidated Funds and Ventures.”

Investments in Real Estate Partnerships

At June 30, 2014, the Company’s investments in real estate partnerships of $7.6 million includes a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company carried at $6.2 million. The Company accounts for its 33% interest as an equity investment and does not consolidate the partnership because the Company was not deemed to be the primary beneficiary. The majority of the remaining balance represents our $1.2 million investment in the SA Partnership. IHS holds a 5% interest in the SA Partnership while the third party limited partner holds the remaining 95% interest. IHS provides asset management services to the SA Partnership in return for asset management fees. IHS also has rights to investment returns on its 5% equity interest as well as carried interest which is contingent upon the residual values of the assets held by the SA Partnership. IHS accounts for its interest in the SA Partnership as an equity investment and does not consolidate the SA Partnership because neither IHS nor the Company was deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the real estate partnerships in which the Company held an equity investment at June 30, 2014 and December 31, 2013, the majority of which represents assets and liabilities of the SA Partnership:

(in thousands)	June 30, 2014	December 31, 2013
Investment in a real estate partnership:
Total assets (primarily real estate)	$97,894	$86,439
Total liabilities (primarily debt)	54,998	44,538

The following table displays the net loss for the three months and six months ended June 30, 2014 and 2013, for the real estate partnerships:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net loss	$(1,305)	$(27)	$(1,390)	$(213)

Solar Facilities

At June 30, 2014, the Company owned six solar facilities. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years. During the first six months of 2014, the Company repaid $0.7 million of outstanding debt relating to one of the solar facilities. The lender and the Company agreed to an additional payment of $0.2 million in contingent interest which resulted in a $0.2 million loss which was recognized during the six months of 2014.

At June 30, 2014, the Company had $1.4 million of non-recourse debt associated with two of the solar facilities.

Loans Receivable

During the second quarter of 2014, the Company entered into a loan agreement with a real estate partnership whereby the Company loaned the partnership $6.9 million at a rate of 5% per annum. The partnership used the majority of its loan proceeds to fully redeem its mortgage debt that the Company held in the form of bonds at the end of first quarter 2014. This loan is classified as held for investment.

Note 6—DEBT

The table below summarizes outstanding debt balances, the weighted-average interest rates and term dates at June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014	Weighted-Average Effective Interest Rate at June 30, 2014	December 31, 2013	Weighted-Average Effective Interest Rate at December 31, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,318	1.5%	$21,261	1.8%
Due after one year	112,211	1.5	111,705	3.2
Notes payable and other debt – non-bond related
Due within one year	1,125	9.7	1,667	9.1
Due after one year	6,046	10.0	6,613	9.9

Total asset related debt	$120,700	2.0	$141,246	3.4

Other Debt (1)
Subordinate debentures (3)
Due within one year	$16,214	7.0	$757	8.1
Due after one year	131,330	7.2	143,664	7.2
Notes payable and other debt
Due within one year (4)	51,397	5.3	4,521	9.6
Due after one year	9,177	5.0	60,173	5.2

Total other debt	$208,118	6.6	$209,115	6.7

Total asset related debt and other debt	$328,818	4.9	$350,361	5.3

Debt related to CFVs (5)
Due within one year	$189	6.5	$14	6.0
Due after one year	69,484	3.7	91,588	4.3
Total debt related to CFVs	$69,673	3.7	$91,602	4.3

Total debt	$398,491	4.7	$441,963	5.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 million at December 31, 2013. This debt was extinguished during the second quarter of 2014.

(3)	Included in the subordinate debt balance were $6.5 million and $3.0 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at June 30, 2014 and December 31, 2013, respectively.

(4)	This amount includes $2.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(5)	See Note 15, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at June 30, 2014:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2014	$3,894	$109	$4,003
2015	68,141	163	68,304
2016	34,058	174	34,232
2017	35,738	185	35,923
2018	51,086	50,347	101,433
Thereafter	129,441	18,106	147,547
Net premium	6,460	589	7,049
Total	$328,818	$69,673	$398,491

Included in the 2014 principal payments for asset related debt and other debt is $2.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At June 30, 2014, this debt was comprised of TRS financing agreements on bonds available-for-sale.

During the second quarter of 2014, the Company repurchased a bond interest for $16.5 million (bond UPB of $18.0 million) that the Company had previously sold to a third party with a performance guarantee and therefore was treated as debt because the sale failed to receive accounting sale treatment. The repurchase resulted in a termination of the guarantee and an extinguishment of the debt. The Company recorded a gain on debt extinguishment of $0.2 million, representing the difference between the carrying value of the debt terminated ($16.7 million) and the cash paid to settle the debt ($16.5 million).

Also during the second quarter of 2014, the Company effectively repurchased another bond (UPB of $14.0 million) that had a performance guarantee and then subsequently entered into a TRS agreement using the repurchased bond as the reference asset for the TRS agreement. As a result, the Company extinguished debt of $13.6 million related to the performance guarantee and replaced it with TRS financing of $14.5 million, resulting in a loss on extinguishment of debt of $0.9 million. During the third quarter of 2014, the TRS financing was terminated because the bond was redeemed and as a result, the Company derecognized the bond ($14.4 million fair value) and debt ($14.5 million carrying value) and paid $0.1 million in cash. This transaction will have no impact on common shareholders’ equity.

Interest expense on notes payable and other debt – bond related totaled $1.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at June 30, 2014:

(dollars in thousands)
Issuer	Principal	Net Premium	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$29,100	$–	$29,100	Amortizing	December 2027 and December 2033	8.0%

MFH	33,286	2,153	35,439	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3% (1)

MFH	30,116	1,760	31,876	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	17,219	924	18,143	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	31,307	1,679	32,986	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

	$141,028	$6,516	$147,544

(1)	The pay rate on this debt is currently 75 bps; however, we recognize interest expense on an effective yield basis which was approximately 6.9% at June 30, 2014. See the first table within this note that provides weighted-average effective rate information for all of our debt.

Interest expense on the subordinate debt totaled $5.1 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively.

Notes Payable and Other Debt

At June 30, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See Note 3, “Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.2% at June 30, 2014), which resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination. The majority of the remaining debt included $13.5 million collateralized by real estate.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2014.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative assets and liabilities fair value balances at June 30, 2014 and December 31, 2013.

	Fair Value
	June 30, 2014		December 31, 2013
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$477	$447	$–	$–
Interest rate cap	367	–	–	–
Interest rate swap	–	680	–	626
Total derivative financial instruments	$844	$1,127	$–	$626

The following table summarizes the derivative notional amounts at June 30, 2014 and December 31, 2013.

	Notional
(in thousands)	June 30, 2014	December 31, 2013
Total return swaps	$95,385	$–
Interest rate cap	45,000	–
Interest rate swap	7,785	7,820
Total derivative financial instruments	$148,170	$7,820

The following table summarizes derivative activity for the three months and six months ended June 30, 2014 and 2013.

	Realized/Unrealized (Losses) Gains for the three months ended June 30,		Realized/Unrealized (Losses) Gains for the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total return swaps (1)	$654	$–	$654	$–
Interest rate cap	(173)	–	(425)	–
Interest rate swaps (2)	(103)	131	(208)	(79)
Other	–	172	–	215
Total	$378	$303	$21	$136

(1)	The cash paid and received on total return swaps designated as derivatives is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash received was $0.6 million for the three months and six months ended June 30, 2014.

(2)	The cash paid and received on interest rate swaps is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash paid was $0.1 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Net cash paid was $0.2 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

Total return swaps

In April 2014, the Company entered into nine TRS agreements with a notional amount of $75.2 million related to affordable multifamily bonds that were previously sold to the purchaser of MuniMae TE Bond Subsidiary, LLC (“TEB”) in July 2013. Under the terms of the TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $73.7 million with a weighted average pay rate of 6.3% at June 30, 2014) and the Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread of 135 bps (a weighted average pay rate of 1.4% at June 30, 2014) on the notional amount of the TRS. In addition, the Company repurchased four bonds from the purchaser of TEB for $25.1 million plus accrued interest. These investments were used to collateralize the TRS agreements.

In June 2014, the Company entered into another TRS agreement with a notional amount of $20.3 million. Under the terms of the June 2014 TRS agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $20.4 million with a weighted average pay rate of 4.2% at June 30, 2014) and the Company is required to pay the counterparty a rate of SIFMA plus a spread of 150 bps (weighted average pay rate of 1.6% at June 30, 2014) on the notional amount of the TRS. The Company accounted for these TRS agreements as derivatives. The underlying bonds are senior certificates in a structured-enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Interest rate cap

On January 2, 2014, the Company paid $0.8 million for an interest rate cap that terminates on January 2, 2019 to protect against rising interest rates associated with certain TRS agreements. The notional amount on the interest rate cap was $45.0 million at June 30, 2014 and protects us on $45.0 million of our floating rate debt in the event SIFMA rises to 250 bps or higher.

Interest rate swap

At June 30, 2014 and December 31, 2013, the Company had one interest rate swap contract. Under the terms of the agreement, the counterparty is required to pay the Company SIFMA plus 250 bps (pay rate of 2.6% at June 30, 2014) and the Company is required to pay the Counterparty a fixed interest rate of 6.5%.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	June 30, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	8,041	–	–	7,107

Liabilities:
Notes payable and other debt, bond related	113,529	–	–	114,474
Notes payable and other debt, non-bond related	67,745	–	–	61,423
Notes payable and other debt related to CFVs	69,673	–	50,490	18,857
Subordinate debt issued by MFH	118,444	–	–	42,869
Subordinate debt issued by MFI	29,100	–	–	29,100

	December 31, 2013
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	1,200	–	–	271

Liabilities:
Notes payable and other debt, bond related	132,966	–	–	131,321
Notes payable and other debt, non-bond related	72,974	–	–	65,253
Notes payable and other debt related to CFVs	91,602	–	50,338	40,178
Subordinate debt issued by MFH	114,950	–	–	42,869
Subordinate debt issued by MFI	29,471	–	–	29,471

Investment in preferred stock –The Company estimates fair value by using the terms and conditions of the preferred stock as compared to other, best available market benchmarks.

Loans receivable –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans receivable are recorded through “Other assets.”

Notes payable and other debt – The Company estimates fair value by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinate debt – The Company estimates fair value by using best available market benchmarks, taking into account credit risk. The fair value of the subordinate debt issued by MFH was estimated based on pricing achieved through our most recent debt buyback activity executed in the first quarter of 2013. There can be no assurance that the Company could repurchase the remaining subordinated debt issued by MFH at the estimated fair value reflected in the table above or that the debt would trade at that price.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

		Fair Value Measurement Levels
(in thousands)	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$181,710	$–	$–	$181,710
Derivative assets	844	–	367	477

Liabilities:
Derivative liabilities	$1,127	$–	$–	$1,127

		Fair Value Measurement Levels
(in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$195,332	$–	$–	$195,332

Liabilities:
Derivative liabilities	$626	$–	$–	$626

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, April 1, 2014	$184,883	$–	$(653)
Net (losses) gains included in earnings	(959)	477	(474)
Net gains included in other comprehensive income (1)	2,130	–	–
Impact from purchases	3,080	–	–
Impact from redemptions	(5,651)	–	–
Impact from settlements	(1,773)	–	–
Balance, June 30, 2014	$181,710	$477	$(1,127)

(1)	This amount represents $2.9 million of unrealized net holding gains arising during the period, which was then reduced by $0.8 million of unrealized losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond redemption and derivative settlement for the three months ended June 30, 2014.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30 2014	$–	$(959)	$3
Additional realized gains recognized	768	–	547
Total gains (losses) reported in earnings	$768	$(959)	$550

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2013.

(in thousands)	Bonds Available-for- sale	Derivative Liabilities
Balance, April 1, 2013	$968,814	$(1,006)
Net (losses) gains included in earnings	(1,417)	312
Net losses included in other comprehensive income (1)	(22,298)	–
Impact from sales/redemption	(1,638)	–
Bonds eliminated due to real estate consolidation and foreclosure	(45,106)	–
Impact from settlements	(2,033)	–
Balance, June 30, 2013	$896,322	$(694)

(1)	This amount includes $22.4 million of unrealized net holding losses arising during the period, which was then reduced by $0.5 million of unrealized bond losses reclassified into operations. This amount was also increased by the removal of $0.4 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the three months ended June 30, 2013.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2013	$(480)	$(937)	$312
Additional realized gains (losses) recognized	416	–	(76)
Total (losses) gains reported in earnings	$(64)	$(937)	$236

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2014	$195,332	$–	$(626)
Net (losses) gains included in earnings	(1,907)	477	(501)
Net gains included in other comprehensive income (1)	7,036	–	–
Impact from purchases	3,080	–	–
Impact from redemptions	(5,651)	–	–
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)	–	–
Impact from settlements	(5,122)	–	–
Balance, June 30, 2014	$181,710	$477	$(1,127)

(1)	This amount represents $7.8 million of unrealized net holding gains arising during the period, which was then reduced by the removal of $0.8 million of unrealized bond losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the six months ended June 30, 2014.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at June 30, 2014	$–	$(1,907)	$(24)
Additional realized gains (losses) recognized	768	–	469
Total gains (losses) reported in earnings	$768	$(1,907)	$445

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2013.

(in thousands)	Bonds Available-for- sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net (losses) gains included in earnings	(3,268)	227
Net losses included in other comprehensive income (1)	(11,299)	–
Impact from sales/redemptions	(6,033)	–
Bonds eliminated due to real estate consolidation and foreclosure	(45,106)	–
Impact from settlements	(7,366)	146
Balance, June 30, 2013	$896,322	$(694)

(1)	This amount includes $11.5 million of unrealized net holding losses arising during the period, which was then reduced by $0.8 million of unrealized bond losses reclassified into operations. This amount was also increased by the removal of $0.6 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the six months ended June 30, 2013.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2013	$(833)	$(2,435)	$227
Additional realized gains (losses) recognized	598	–	(153)
Total (losses) gains reported in earnings	$(235)	$(2,435)	$74

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 5.8% and 6.6% at June 30, 2014 and December 31, 2013, respectively, for performing bonds still held in the portfolio at June 30, 2014. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate was 8.5% at June 30, 2014 and December 31, 2013 for the bonds remaining in our portfolio at June 30, 2014. The weighted average capitalization rate was 6.8% and 6.7% at June 30, 2014 and December 31, 2013, respectively, for the bonds remaining in our portfolio at June 30, 2014. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – At June 30, 2014, the Company had one interest rate swap contract, an interest rate cap contract and various total return swap contracts. The interest rate swap contract was valued using an internal valuation model, taking into consideration credit risk. The interest rate cap contract is measured by a third party using observable market data, resulting in a Level 2 classification of the valuation hierarchy. The total return swap contracts are measured by a third party using a Level 3 valuation approach.

Non-recurring Valuations

At June 30, 2014 and December 31, 2013, the Company had assets that were measured at fair value using a Level 3 fair value measurement on a non-recurring basis. At each period, the Company held loans with non-recurring valuations; however, these loans were de minimis. During the first three months of 2014, the Company foreclosed on real estate previously classified as real estate held-for-use by a consolidated fund and venture. As a result of the foreclosure and the expected future sale, the Company reclassified the real estate to held-for-sale by MuniMae.  Upon reclassification, it was determined that the fair value was less than the real estate’s carrying value resulting in a $0.2 million impairment to bring the real estate down to its fair value less estimated costs to sell.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,031	$20,224	$1,198

The Company entered into indemnification contracts with the purchaser of the tax credit equity (“TCE”) business related to the guarantees of the investor yields on certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships (“LTPPs”). The Company made no cash payments related to these indemnification agreements for the six months ended June 30, 2014 and 2013. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

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

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at June 30, 2014 and December 31, 2013. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

	June 30, 2014
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt – notes payable	$–	$–	$16,004	$–	$6,293	$22,297
Debt and derivatives – total return swaps	25,584	120,935	–	31,371	–	177,890
Other (1)	15,255	–	–	–	230	15,485
CFVs (2)	46,241	–	90,037	–	22,167	158,445
Total	$87,080	$120,935	$106,041	$31,371	$28,690	$374,117

	December 31, 2013
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt - notes payable	$–	$–	$15,644	$–	$11,613	$27,257
Debt – total return swap financing	20,006	105,511	–	31,371	–	156,888
Other (1)	15,000	29,258	–	–	294	44,552
CFVs (2)	52,897	–	102,314	–	23,664	178,875
Total	$87,903	$134,769	$117,958	$31,371	$35,571	$407,572

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by CFVs. The real estate serves as collateral to bonds eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

The Company has two non-cancelable operating leases, one that expires in 2017 with an option to terminate in 2016 and another that expires in 2018. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the three months and six months ended June 30, 2014 and 2013 reported through “General and administrative” on the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Rental expense	$(114)	$(537)	$(348)	$(1,036)
Rental income	–	337	112	665
Net rental expense	$(114)	$(200)	$(236)	$(371)

The following table summarizes the future minimum rental commitments on the two non-cancelable operating leases at

June 30, 2014:

(in thousands)
2014	$211
2015	425
2016	430
2017	104
2018	38
Total minimum future rental commitments	$1,208

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at June 30, 2014. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative case have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.5 million and $1.0 million and had a contingent obligation of $0.5 million recorded at June 30, 2014.  Any settlement is expected to be covered in full by insurance proceeds.

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net (loss) income from continuing operations	$(1,977)	$(1,367)	$(2,999)	$33,884
Net (loss) income from discontinued operations	(441)	916	14,188	4,941
Net (loss) income to common shareholders	$(2,418)	$(451)	$11,189	$38,825

Basic weighted-average shares (1)	38,962	42,406	39,581	42,426
Common stock equivalents (2) (3) (4)	–	–	–	1,280
Diluted weighted-average shares	38,962	42,406	39,581	43,706

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At June 30, 2014, 2.0 million stock options were in the money and had a dilutive impact of 1.5 million and 1.4 million shares for the three months and six months ended June 30, 2014, respectively. In addition, 0.2 million unvested employee deferred shares had a dilutive impact of 0.1 million for the three months and six months ended June 30, 2014. For the three and six months ended June 30, 2014, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(3)	At June 30, 2013, 2.1 million stock options were in the money and had a dilutive impact of 1.4 million and 1.3 million shares for the three months and six months ended June 30, 2013, respectively. In addition, 0.3 million unvested employee deferred shares had a dilutive impact of less than 0.1 million shares for the three and six months ended June 30, 2013. For the three months ended June 30, 2013, the Company had a net loss from continuing operating and thus, any incremental shares would be anti-dilutive.

(4)	For the three months and six months ended June 30, 2014, the average number of options excluded from the calculations of diluted earnings per share was 0.3 million, because of their anti-dilutive effect (i.e. these stock options were not in the money). For the three months and six months ended June 30, 2013, the average number of options excluded from the calculations of diluted earnings per share was 0.6 million because of their anti-dilutive effect (i.e. these stock options were not in the money).

Common Shares

As of June 30, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 7.0 million. At its August 2014 meeting, the Board amended the terms under which the Company will purchase shares. Going forward, the Board will determine a price up to which it will authorize management to purchase shares on the open market based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $1.92 per share.

During the six months ended June 30, 2014, the Company repurchased 2.8 million shares at an average price of $1.66. On July 1, 2014, the Company acquired 0.3 million shares at $1.91 per share in a block purchase pursuant to the Company’s stock repurchase program, bringing the total purchased under the program since inception to 5.2 million shares. As of August 7, 2014, the Company is authorized under the program to repurchase an additional 1.8 million shares.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. The Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Noncontrolling interests in:
LIHTC Funds	$301,983	$328,236
SA Fund	133,402	130,839
Consolidated Lower Tier Property Partnerships	13,257	16,086
IHS	(397)	(1,648)
Total	$448,245	$473,513

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

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in Lower Tier Property Partnerships as well as operating cash partially offset by the LIHTC Funds’ obligations, which primarily consist of unfunded equity commitments to Lower Tier Property Partnerships.  At June 30, 2014, there were $9.6 million of unfunded equity commitments. The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in Lower Tier Property Partnerships is accounted for under the equity method, which means the investment balance is impacted by its share of Lower Tier Property Partnership income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized.  During the first six months of 2014, the Funds’ investment balance declined by $25.2 million and the noncontrolling interest balance declined by $26.3 million.  See Note 15, “Consolidated Funds and Ventures” for more information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligations.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During the first six months of 2014, the SA Fund’s noncontrolling interest balance increased by $2.6 million, which was due to $4.0 million of net operating income offset by $1.4 million of foreign currency translation loss. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded for the six months ended June 30, 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company recorded a de minimis amount of foreign currency translation losses through accumulated other comprehensive income allocable to common shareholders for the six months ended June 30, 2014.

Consolidated Lower Tier Property Partnerships

At June 30, 2014 and December 31, 2013, two non-profit entities (which are consolidated by the Company) consolidated certain Lower Tier Property Partnerships because they were either the GP or the owner of rental properties.

These non-profits consolidated nine and 11 Lower Tier Property Partnerships at June 30, 2014 and December 31, 2013, respectively, of which all of the Lower Tier Property Partnerships were classified as held-for-use at both period ends.

IHS

During the second quarter of 2014, the Company purchased an additional 13.2% interest in IHS from an employee of IHS for $1.6 million which was recorded as distribution of noncontrolling equity. As a result of this purchase, the Company transferred the deficit equity balance of $2.8 million associated with these shares (including the $1.6 million distribution) out of noncontrolling equity and into common equity (reported within “Net change due to consolidation” on the Consolidated Statements of Equity). The purchase and the transfer caused noncontrolling equity to increase by $1.2 million, common shareholders’ equity to decline by $2.8 million and total equity to decline by cash paid of $1.6 million.

At June 30, 2014 and December 31, 2013, 3.7% and 17%, respectively, of IHS was held by third parties.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders and amounts reclassified out of accumulated other comprehensive income for the three months ended June 30, 2014.

(in thousands)	Net Unrealized Gains on Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$39,771	$(129)	$(207)	$39,435
Unrealized net holding gains (losses) arising during period	2,908	(329)	(9)	2,570
Reversal of unrealized gains on redeemed bonds	(778)	–	–	(778)
Other (1)	–	–	(80)	(80)
Net current period other comprehensive income (loss)	2,130	(329)	(89)	1,712
Balance at June 30, 2014	$41,901	$(458)	$(296)	$41,147

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the three months ended June 30, 2013.

	Unrealized Losses on Bonds Available-for- Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2013	$150,021	$(347)	$149,674
Unrealized net holding (losses) gains arising during period	(22,362)	14	(22,348)
Reversal of unrealized gains on sold/redeemed bonds	(416)	–	(416)
Reclassification of unrealized losses to operations	480	–	480
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(8,484)	–	(8,484)
Net current period other comprehensive income	(30,782)	14	(30,768)
Balance at June 30, 2013	$119,239	$(333)	$(118,906)

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders and amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2014.

(in thousands)	Net Unrealized Gains on Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$36,868	$–	$(209)	$36,659
Unrealized net holding gains (losses) arising during period	7,814	(458)	(7)	7,349
Reversal of unrealized gains on redeemed bonds	(778)	–	–	(778)
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(2,003)	–	–	(2,003)
Other (1)	–	–	(80)	(80)
Net current period other comprehensive income	5,033	(458)	(87)	4,488
Balance at June 30, 2014	$41,901	$(458)	$(296)	$41,147

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

The following table summarizes the net change in accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2013.

	Net Unrealized Losses on Bonds Available-for- Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$139,021	$(334)	$138,687
Unrealized net holding gains (losses) arising during period	(11,533)	1	(11,532)
Reversal of unrealized gains on sold/redeemed bonds	(598)	–	(598)
Reclassification of unrealized losses to operations	833	–	833
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(8,484)	–	(8,484)
Net current period other comprehensive income	(19,782)	1	(19,781)
Balance at June 30, 2013	$119,239	$(333)	$(118,906)

Note 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Employees’ Stock-Based Compensation Plan	$711	$616	$1,652	$1,657
Non-employee Directors’ Stock-Based Compensation Plan	62	62	138	125
Total	$773	$678	$1,790	$1,782

Employees’ Stock-Based Compensation Plan

As of June 30, 2014, there were approximately 1.9 million share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders; the non-shareholder approved Plans are currently restricted to the issuance of stock options. As a result, of the 1.9 million shares available under the plans, only 0.1 million are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2013 (1)	2,345	$3.61	7.8	$58	$355
Forfeited/Expired in 2013	(264)	26.50
Outstanding at December 31, 2013 (1)	2,081	0.70	7.3	1,644	1,785
Forfeited/Expired in 2014	–
Outstanding at June 30, 2014 (1)	2,081	0.70	6.9	3,172	3,255

Number of options that were exercisable at:
December 31, 2013	1,436	0.86	6.9
June 30, 2014	1,624	0.80	6.6

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 2.0 million; 1.9 million; and 1.5 million at June 30, 2014, December 31, 2013 and January 1, 2013, respectively.

The value of employee options increased by $1.5 million during the six months ended June 30, 2014 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at June 30, 2014, have both time and price vesting requirements. A portion of the shares vest over the next two years and a portion of the shares vest if the average price requirement of $2.00 per share and $2.50 per share is met, respectively.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2014	289	$3.29	$218
Granted in 2014	–
Issued in 2014	(81)	9.48
Balance, June 30, 2014	208	0.88	289

The Company recognized $0.2 million of additional compensation expense related to employee deferred shares during the six months ended June 30, 2014 mainly driven by the increase in MuniMae’s share price and amortization of the 2013 grants.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 5.6 million shares for issuance, of which 2.2 million were available to be issued at June 30, 2014. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

At December 31, 2013 there were 78,125 director options that were vested and outstanding with a weighted average strike price of $0.36 and an aggregate intrinsic value of $58,984.  All of these options were exercised on March 25, 2014 leaving no outstanding director options as of June 30, 2014.

See the table below which summarizes the director options that vested as well as the common shares and deferred shares granted to the directors for services rendered for the six months ended June 30, 2014 and 2013. The directors are fully vested in the deferred shares at the grant date.

(in thousands, except share price data)	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
June 30, 2014	29	16	$1.55	–	$138
June 30, 2013	–	43	1.16	39	125

Directors are paid $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants. For the six months ended June 30, 2014 and 2013, the Company recognized $137,500 and $125,000 in Director fees, of which $68,750 and $62,500 was paid in cash and the balance in common shares, deferred shares and vested options. Director fees are reflected in “General and administrative” on the consolidated statements of operations.

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

Three rental properties with a carrying value of $20.8 million were classified as real estate held-for-sale at June 30, 2014. The revenues, expenses and all other statement of operations amounts were reclassified to “Income from discontinued operations, net of tax.”

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Sublease income	$–	$123	$–	$492
Income from CFVs (primarily rental income)	–	3,818	279	7,742
Income from REO operations	846	–	1,148	–
Rent expense	–	(123)	–	(492)
Expenses from CFVs (primarily operating expenses)	–	(3,144)	(244)	(6,815)
Expenses from REO operations	(661)	–	(1,112)	–
Other income	85	201	168	291
Other expense	(35)	(94)	(63)	(372)
Income tax expense	(944)	–	(1,448)	–
Net (loss) income before disposal activity	(709)	781	(1,272)	846
Disposal:
Net gains related to REO	265	81	15,302	81
Net gains related to CFVs	3	230	8	5,226
Net income from discontinued operations	(441)	1,092	14,038	6,153
Loss (income) from discontinued operations allocable to noncontrolling interests	–	(176)	150	(1,212)
Net (loss) income to common shareholders from discontinued operations	$(441)	$916	$14,188	$4,941

The details of net income to common shareholders from discontinued operations for the three months and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$–	$498	$185	$1,097
Other income	931	324	1,316	783
Other expense	(696)	(217)	(1,175)	(899)
Income tax expense	(944)	–	(1,448)	–
Net gains on disposal of REO	265	81	15,302	81
Net gains on redemption of bonds	3	230	8	3,879
Net income to common shareholders from discontinued operations	$(441)	$916	$14,188	$4,941

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

The total assets, by type of consolidated fund or venture, at June 30, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
LIHTC Funds	$298,430	$329,033
SA Fund	187,467	184,649
Consolidated Lower Tier Property Partnerships	94,830	107,362
Other consolidated entities	1,969	2,163
Total assets of CFVs	$582,696	$623,207

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting. At June 30, 2014 and December 31, 2013, the Company owned the GP interest in 13 LIHTC Funds. The Company continues to consolidate 11 of these funds at June 30, 2014 and December 31, 2013. The Company’s GP ownership interests of the funds remaining at June 30, 2014 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At June 30, 2014 and December 31, 2013, the Company’s maximum exposure under these guarantees was estimated to be approximately $614.4 million; however, the Company does not anticipate any losses under these guarantees.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing primarily in South Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $119.1 million in equity commitments from investors, of which $113.8 million has been funded at June 30, 2014. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.2 million. At June 30, 2014, the Company had funded all of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded at June 30, 2014. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

At June 30, 2014, the Company consolidates two non-profit entities for which it is deemed the primary beneficiary (see Other Consolidated Entities below). These non-profit entities consolidate certain Lower Tier Property Partnerships because they are deemed to be the primary beneficiary.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities. Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property. The REO, which is the primary asset of the Consolidated Lower Tier Property Partnerships is reported in “Real estate held-for-use, net” and “Real estate held-for-sale related to CFV” on the consolidated balance sheets. See the Asset Summary below.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At June 30, 2014, these entities include two non-profit entities that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the CFVs at June 30, 2014 and December 31, 2013.

Asset Summary:

(in thousands)	June 30, 2014	December 31, 2013
Cash, cash equivalents and restricted cash	$46,241	$52,897
Investments in Lower Tier Property Partnerships	260,793	286,007
SA Fund investments	163,458	158,325
Real estate held-for-use, net	90,037	102,314
Other assets	22,167	23,664
Total assets of CFVs	$582,696	$623,207

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships, as well as the assets and liabilities of the Lower Tier Property Partnerships at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
LIHTC Funds’ investment in Lower Tier Property Partnerships	$260,793	$286,007
Total assets of Lower Tier Property Partnerships (1)	$1,298,319	$1,324,704
Total liabilities of Lower Tier Property Partnerships (1)	1,039,504	1,038,983

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at June 30, 2014 and December 31, 2013, was $69.2 million and $64.9 million, respectively.

SA Fund Investments

The SA Fund was organized under South African law in a similar manner to US investment companies and therefore follows accounting guidance specific to investment companies which requires fair value accounting for investments. The Company calculates such fair value based on estimates because there are no readily available market values. In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party appraisers.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $163.5 million and $158.3 million at June 30, 2014 and December 31, 2013, respectively and are considered Level 3 valuations. As noted in the table below, during the first six months of 2014, the SA Fund recorded purchases of $14.6 million, sales and distributions of $12.2 million and fair value gains of $4.5 million based on internal fair value estimates; however, these gains were partially offset by $1.7 million of foreign currency translation losses. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded during the first six months of 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company’s economic share of the SA Fund’s operating activities and the related foreign currency translation loss was 2.7%, resulting in $0.1 million of net comprehensive income allocable to the common shareholders for the first six months of 2014.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30,
(in thousands)	2014	2013
Balance, April 1,	$162,667	$161,586
Net (losses) gains included in earnings related to CFVs	(379)	5,940
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(528)	(10,629)
Impact from purchases	9,961	3,961
Impact from sales and distributions	(8,263)	(4,135)
Balance, June 30,	$163,458	$156,723

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
(in thousands)	2014	2013
Balance, January 1,	$158,325	$161,433
Net gains included in earnings related to CFVs	4,488	17,296
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(1,720)	(24,569)
Impact from purchases	14,566	7,670
Impact from sales and distributions	(12,201)	(5,107)
Balance, June 30,	$163,458	$156,723

The SA Fund has committed $171.0 million of capital to the project entities who in turn invest that capital into affordable for-sale and rental properties of which $146.2 million was funded at June 30, 2014.

Consolidated Lower Tier Property Partnerships’ Real estate held-for-use, net

The real estate held-for-use by Consolidated Lower Tier Property Partnerships was comprised of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Building, furniture and fixtures	$99,782	$108,424
Accumulated depreciation	(20,932)	(17,997)
Land	11,187	11,887
Total	$90,037	$102,314

Depreciation expense was $3.4 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively, of which $0.1 million and $1.6 million was recorded in discontinued operations for the six months ended June 30, 2014 and 2013, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the six months ended June 30, 2014 and 2013.

The Consolidated Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entities. However, the Company provided debt financing to the Consolidated Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Consolidated Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Consolidated Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At June 30, 2014, the fair value of these bonds was $60.7 million, including $2.8 million of net unrealized gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

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

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Liabilities of CFVs:
Debt	$69,673	$91,602
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	9,597	13,461
Other liabilities	4,353	4,043
Total liabilities of CFVs	$83,623	$109,106

Debt

At June 30, 2014 and December 31, 2013, the debt of the CFVs had the following terms:

	June 30, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund (1)	$50,150	$50,150	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	19,523	19,315	6.4	Various dates through March 2049
Total	$69,673	$69,465

	December 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates	Maturity Dates
SA Fund (1)	$49,886	$49,886	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	41,716	40,987	6.3	Various dates through March 2049
Total	$91,602	$90,873

(1)	This amount includes $1.1 million and $0.8 million of capitalized interest for the period ended June 30, 2014 and December 31, 2013, respectively.

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of June 30, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 9, “Fair Value Measurements.” The SA Fund derivative assets were carried at $8.5 million at June 30, 2014 and December 31, 2013 based on Level 2 Fair Value measurements as determined by a third party.  The SA Fund derivatives increase in value when the South African rand declines in value in comparison to the US dollar.  The South African rand is the functional currency of the Fund; as such, the derivatives (as well as all SA Fund assets) are subject to foreign currency translation adjustment when translated to the Company’s dollar denominated balance sheet and lose value as the South African rand declines in value in comparison to the US dollar.

At June 30, 2014, the SA Fund had $2.2 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

The following section provides more information related to the income statement of the CFVs for the three months and six months ended June 30, 2014 and 2013.

Income Statement Summary:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Rental and other income from real estate	$3,427	$2,925	$7,051	$5,089
Interest and other income	2,183	3,407	3,609	4,031
Total revenue from CFVs	5,610	6,332	10,660	9,120

Expenses:
Depreciation and amortization	2,173	1,985	4,391	3,712
Interest expense	843	477	1,912	975
Other operating expenses	2,884	2,692	5,836	4,719
Foreign currency loss	116	3,395	526	7,550
Asset impairments	6,643	4,857	11,643	7,881
Total expenses from CFVs	12,659	13,406	24,308	24,837

Net gains (losses) related to CFVs:
Investment gains	429	5,939	5,296	17,295
Derivative (losses) gains	(948)	2,994	(1,006)	6,625
Net loss on sale of properties	(138)	–	(138)	–
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,038)	(7,368)	(14,466)	(13,786)
Net loss	(14,744)	(5,509)	(23,962)	(5,583)
Net losses allocable to noncontrolling interests in CFVs (1)	15,343	6,748	25,197	7,409
Net income allocable to the common shareholders related to CFVs	$599	$1,239	$1,235	$1,826

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the two non–profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders related to CFVs for the three months and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$583	$820	$926	$1,521
Asset management fees	828	884	1,670	1,741
Guarantee fees	331	331	662	662
Equity in losses from Lower Tier Property Partnerships	(961)	(939)	(1,910)	(2,437)
Equity in income from SA Fund	14	208	142	491
Other expense	(196)	(65)	(255)	(152)
Net income allocable to the common shareholders related to CFVs	$599	$1,239	$1,235	$1,826

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

The following tables reflect the results of the business segments for the three months and six months ended June 30, 2014 and 2013. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income. We have revised the presentation for the three months and six months ended June 30, 2013 for comparability purposes. This presentation change had no impact on “Net income (loss) to common shareholders.”

	For the three months ended June 30, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$3,417		$11	$–		$(583	) (1)	$2,845
Total interest expense	(945)		–	–		–		(945)
Net interest income	2,472		11	–		(583)		1,900

Total fee and other income	2,659		716	–		(1,159	) (2)	2,216
Revenue from CFVs	–		–	5,610		–		5,610
Total non-interest revenue	2,659		716	5,610		(1,159)		7,826
Total revenues, net of interest expense	5,131		727	5,610		(1,742)		9,726
Operating and other expenses:
Interest expense	(3,451)		(38)	–		–		(3,489)
Operating expenses	(3,739)		(1,234)	–		–		(4,973)
Other expenses, net	(1,192)		(2)	–		196	(3)	(998)
Expenses from CFVs	–		–	(14,219)		1,560	(5)	(12,659)

Total operating and other expenses	(8,382)		(1,274)	(14,219)		1,756		(22,119)
Net gains on assets, derivatives and extinguishment of liabilities	1,553		–	–		–		1,553
Net losses related to CFVs	–		–	(657)		–		(657)
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(961	) (6)	14	(6,077	) (6)	(14	) (4)	(7,038)
Loss from continuing operations before income taxes	(2,659)		(533)	(15,343)		–		(18,535)
Income tax benefit	1,194		–	–		–		1,194
Loss from discontinued operations, net of tax	(441)		–	–		–		(441)
Net loss	(1,906)		(533)	(15,343)		–		(17,782)

Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	–		21	15,343		–		15,364
Net loss to common shareholders shareholders	$(1,906)		$(512)	$–		$–		$(2,418)

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.6 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million is reflected in total fee and other income for the International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the second quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s second quarter of 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.01 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $1.6 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $1.0 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the three months ended June 30, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$15,670		$8	$–		$(820	) (1)	$14,858
Total interest expense	(13,726)		–	–		–		(13,726)
Net interest income	1,944		8	–		(820)		1,132

Total fee and other income	2,338		706	–		(1,215	) (2)	1,829
Revenue from CFVs	–		–	6,332		–		6,332
Total non-interest revenue	2,338		706	6,332		(1,215)		8,161

Total revenues, net of interest expense	4,282		714	6,332		(2,035)		9,293

Operating and other expenses:
Interest expense	(3,583)		(33)	–		–		(3,616)
Operating expenses	(5,825)		(1,627)	–		–		(7,452)
Impairment on bonds and recovery of loan losses	(480)		–	–		–		(480)
Other expenses	(1,576)		(345)	–		65	(3)	(1,856)
Expenses from CFVs	–		–	(15,584)		2,178	(5)	(13,406)

Total operating and other expenses	(11,464)		(2,005)	(15,584)		2,243		(26,810)
Net gains on assets, derivatives and extinguishment of liabilities	921		–	–		–		921
Net gains due to real estate consolidation and foreclosure	8,484		–	–		–		8,484
Net gains related to CFVs	–		–	8,933		–		8,933
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(939	) (6)	208	(6,429	) (6)	(208	) (4)	(7,368)
Income (loss) from continuing operations before income taxes	1,284		(1,083)	(6,748)		–		(6,547)
Income tax expense	(95)		–	–		–		(95)
Income from discontinued operations, net of tax	916		–	176		–		1,092
Net income (loss)	2,105		(1,083)	(6,572)		–		(5,550)

Income allocable to noncontrolling interests:

Income allocable to perpetual preferred shareholders of a subsidiary company	(1,673)		–	–		–		(1,673)
Net losses (income) allocable to noncontrolling interests in CFVs:

Related to continuing operations operations	–		200	6,748		–		6,948

Related to discontinued operations operations	–		–	(176)		–		(176)

Net income (loss) to common shareholders shareholders	$432		$(883)	$–		$–		$(451)

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.8 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.7 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total fee and other income for the International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the second quarter of 2013 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s second quarter of 2013 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $2.2 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $0.9 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$9,055		$21	$–		$(926	) (1)	$8,150
Total interest expense	(2,148)		–	–		–		(2,148)
Net interest income	6,907		21	–		(926)		6,002

Total fee and other income	4,936		1,762	–		(2,332	) (2)	4,366
Revenue from CFVs	–		–	10,660		–		10,660
Total non-interest revenue	4,936		1,762	10,660		(2,332)		15,026

Total revenues, net of interest expense	11,843		1,783	10,660		(3,258)		21,028

Operating and other expenses:
Interest expense	(6,986)		(76)	–		–		(7,062)
Operating expenses	(8,202)		(2,445)	–		–		(10,647)
Other expenses, net	(2,080)		(84)	–		255	(3)	(1,909)
Expenses from CFVs	–		–	(27,453)		3,145	(5)	(24,308)

Total operating and other expenses	(17,268)		(2,605)	(27,453)		3,400		(43,926)
Net gains on assets, derivatives and extinguishment of liabilities	1,188		–	–		–		1,188
Net gains due to real estate consolidation and foreclosure	2,003		–	–		–		2,003
Net gains related to CFVs	–		–	4,152		–		4,152
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(1,910	) (6)	142	(12,556	) (6)	(142	) (4)	(14,466)
Loss from continuing operations before income taxes	(4,144)		(680)	(25,197)		–		(30,021)
Income tax benefit	1,748		–	–		–		1,748

Income (loss) from discontinued operations, net of tax	14,188		–	(150)		–		14,038
Net income (loss)	11,792		(680)	(25,347)		–		(14,235)

Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:

Related to continuing operations operations	–		77	25,197		–		25,274

Related to discontinued operations operations	–		–	150		–		150

Net income (loss) to common shareholders shareholders	$11,792		$(603)	$–		$–		$11,189

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.9 million is reflected in total interest income for the US Operations.

(2)	This amount includes $1.3 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.3 million is reflected in total fee and other income for the International Operations. This amount also includes $0.4 million of asset management fees and $0.6 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first six months of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $3.1 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $1.9 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$32,302		$15	$–		$(1,521	) (1)	$30,796
Total interest expense	(20,015)		–	–		–		(20,015)
Net interest income	12,287		15	–		(1,521)		10,781

Total fee and other income	4,553		1,517	–		(2,403	) (2)	3,667
Revenue from CFVs	–		–	9,120		–		9,120
Total non-interest revenue	4,553		1,517	9,120		(2,403)		12,787

Total revenues, net of interest expense	16,840		1,532	9,120		(3,924)		23,568

Operating and other expenses:
Interest expense	(7,679)		(66)	–		–		(7,745)
Operating expenses	(11,827)		(3,151)	–		–		(14,978)

Impairment on bonds and recovery of loan losses	(833)		–	–		–		(833)
Other expenses	(3,382)		(559)	–		152	(3)	(3,789)
Expenses from CFVs	–		–	(29,100)		4,263	(5)	(24,837)

Total operating and other expenses	(23,721)		(3,776)	(29,100)		4,415		(52,182)

Net gains on assets, derivatives and extinguishment of liabilities	38,368		–	–		–		38,368
Net gains due to real estate consolidation and foreclosure	8,484		–	–		–		8,484
Net gains related to CFVs	–		–	23,920		–		23,920
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(2,437	) (6)	491	(11,349	) (6)	(491	) (4)	(13,786)
Income (loss) from continuing operations before income taxes	37,534		(1,753)	(7,409)		–		28,372
Income tax benefit	1,432		–	–		–		1,432

Income from discontinued operations, net of tax	4,941		–	1,212		–		6,153
Net income (loss)	43,907		(1,753)	(6,197)		–		35,957

Income allocable to noncontrolling interests:

Income allocable to perpetual preferred shareholders of a subsidiary company	(3,678)		–	–		–		(3,678)
Net losses (income) allocable to noncontrolling interests in CFVs:

Related to continuing operations operations	–		349	7,409		–		7,758

Related to discontinued operations operations	–		–	(1,212)		–		(1,212)

Net income (loss) to common shareholders shareholders	$40,229		$(1,404)	$–		$–		$38,825

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million is reflected in total interest income for the US Operations.

(2)	This amount includes $1.4 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.4 million is reflected in total fee and other income for the International Operations. This amount also includes $0.3 million of asset management fees and $0.7 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first six months of 2013 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2013 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.5 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $4.3 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $2.4 million of losses in US Operations and reduced the CFVs losses by the same amount.

The total assets by segment at June 30, 2014 and December 31, 2013 are presented in the table below:

(in thousands)	June 30, 2014	December 31, 2013
ASSETS
US Operations	$425,311	$443,664
International Operations	7,992	6,681
Total segment assets	433,303	450,345
Bonds eliminated in consolidation	(57,902)	(47,745)
Net unrealized mark-to-market gains not recorded in consolidation	(2,768)	(2,543)
Other adjustments	(6,925)	(7,906)
Assets of CFVs	582,696	623,207
Total MMA consolidated assets	$948,404	$1,015,358

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We own and manage a portfolio of real estate related assets. Our primary holdings include a portfolio of bonds and bond-related investments (“bonds”), a substantial portion of which are tax-exempt and backed by affordable multifamily rental properties. We also manage tax credit equity funds for third party investors that invest in similar affordable multifamily rental properties. Finally, we own a variety of direct investments in multifamily rental properties and land. Outside of the United States (“US”), we are in the business of raising, investing in and asset managing private real estate funds that invest primarily in affordable for-sale and rental housing, principally in South Africa.

The Company operates through two reportable segments: US Operations and International Operations.

US Operations

The Company’s bond portfolio consisted of 35 bonds totaling $242.4 million (based on fair value and including $60.7 million of bonds eliminated due to consolidation), collateralized by 21 real estate properties at June 30, 2014. This bond portfolio is comprised primarily of multifamily tax-exempt bonds as well as community development district (“CDD”) bonds.

MuniMae is also the general partner (“GP”) and manager of 13 low-income housing tax credit funds (“LIHTC Funds”) which had $852.5 million of capital invested at June 30, 2014. These funds hold limited partnership interests in 117 affordable multifamily rental properties in the US. The Company’s ownership interest in the LIHTC Funds is nominal (ranging from 0.01% to 0.04%); however, the Company is entitled to asset management fees as well as contingent asset management fees based on several factors, including the residual value of the LIHTC Funds’ underlying multifamily rental properties.

International Operations

Substantially all of the Company’s International Operations take place through a subsidiary, International Housing Solutions S.à r.l. (“IHS") which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing primarily in South Africa. On May 26, 2014, the Company purchased additional shares of IHS thereby increasing its ownership interest to approximately 96% from 83%. See Note 12, “Equity” for more information. In addition to earning asset management fees, IHS, as the managing member is entitled to special distributions based on returns generated by the funds it sponsors. As of June 30, 2014, IHS managed one multi-investor fund (South Africa Workforce Housing Fund SA I – “SA Fund”), and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”). In July 2014, IHS closed on a second multi-investor fund (IHS Fund II) with approximately $70 million of third party capital at initial closing.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities. At June 30, 2014 and December 31, 2013, we had unrestricted cash and cash equivalents of $43.7 million and $66.8 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

We consolidate certain funds and ventures even though we have no (or nominal) equity interest, and we therefore reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flow. As reflected on our consolidated balance sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) was reported in “Restricted cash,” outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the net decrease to cash and cash equivalents is representative of the change only to MuniMae’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MuniMae and the CFVs. The tables below provide the cash activity related to MuniMae and the CFVs.

	For the six months ended June 30, 2014
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794		$66,794
Net cash (used in) provided by:
Operating activities	(3,271)	278	(2,993)
Investing activities	30,505	(121)	30,384
Financing activities	(50,369)	(157)	(50,526)
Net decrease in cash and cash equivalents	(23,135)	–	(23,135)
Cash and cash equivalents at end of period	$43,659		$43,659

	For the six months ended June 30, 2013
(in thousands)	MuniMae	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857		$50,857
Net cash provided by (used in):
Operating activities	12,427	877	13,304
Investing activities	17,061	(2,403)	14,658
Financing activities	(28,341)	1,526	(26,815)
Net increase in cash and cash equivalents	1,147	–	1,147
Cash and cash equivalents at end of period	$52,004		$52,004

Operating activities

Cash flows used by operations for MuniMae were $3.3 million for the six months ended June 30, 2014, compared to cash flows provided by operations of $12.4 million for the six months ended June 30, 2013. The $15.7 million decrease in cash provided by operating activities was primarily due to:

•	a decrease in interest income of $23.1 million primarily as a result of the MuniMae TE Bond Subsidiary, LLC ("TEB") sale in 2013, a $1.3 million decrease in principal payments received on loans held for sale, a $0.9 million decrease in other income received, a $0.8 million increase in cash used to purchase an interest rate cap during the first quarter 2014 and a $0.4 million decrease in preferred stock dividends received, partially offset by:

•	a $9.2 million reduction in interest expense primarily as a result of the TEB sale in 2013 and a $1.5 million decrease in other expenses paid due to legal and other professional fees paid related to the TEB sale in 2013.

Investing activities

Cash flows provided by investing activities for MuniMae were $30.5 million and $17.1 million for the six months ended June 30, 2014 and 2013, respectively. The $13.4 million increase in cash provided by investing activities was primarily due to:

•	a $29.4 million increase in proceeds received from the sale of real estate and a $14.5 million decrease in restricted cash investing activities (primarily a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation in the first quarter of 2013), partially offset by:

•	a $19.8 million decrease in principal payments and sales proceeds received on bonds, a $6.8 million increase in advances on and originations of loans held for investment, a $3.1 million increase in advances on and purchases of bonds and a $0.7 million increase in investments in property partnerships.

Financing activities

Cash flows used in financing activities for MuniMae were $50.4 million and $28.3 million for the six months ended June 30, 2014 and 2013, respectively. The $22.1 million increase in cash used in financing activities was primarily due to:

•	a decrease of $73.3 million in proceeds generated from the issuance of TEB preferred shares during the first quarter of 2013, a decrease of $36.6 million in proceeds from a total return swap financing entered into in connection with the transfer of our preferred stock investments during the first quarter of 2013, $22.0 million of cash used in the second quarter of 2014 to purchase bonds, but treated as repayment of borrowings because we consolidate the related borrowing partnerships, a $4.4 million increase in the purchase of treasury stock and a $1.6 million increase in distributions paid to holders of noncontrolling interests, partially offset by:

•	$80.7 million of cash used to repurchase TEB preferred shares in 2013, a $17.2 million decrease in the repayment of subordinate debentures, a $12.4 million decrease in repayment of borrowings, a $4.6 million decrease in distributions paid to perpetual preferred shareholders and a $1.0 million decrease in payments of debt issuance costs.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at June 30, 2014. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	June 30, 2014	Weighted-Average Interest Rate at June 30, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related	$113,529	1.5%
Notes payable and other debt – non-bond related	7,171	10.0
Total asset related debt	120,700	2.0

Other Debt (1)
Subordinate debentures (2)	147,544	7.2
Notes payable and other debt (3)	60,574	5.3
Total other debt	208,118	6.6

Total asset related debt and other debt	328,818	4.9

Debt related to CFVs	69,673	3.7

Total debt	$398,491	4.7

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	Included in the subordinate debt balance were $6.5 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at June 30, 2014.

(3)	This amount includes $2.0 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At June 30, 2014, this debt was comprised of total return swap (“TRS”) financing agreements on bonds available-for-sale. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Other Debt

Subordinate debt

At June 30, 2014, the Company had $141.0 million of subordinate debt (principal) with a carrying value of $147.5 million and a weighted average effective interest rate of 7.2%. At June 30, 2014, $111.9 million of subordinate debt (principal) had a pay rate of 75 bps which will reset to 3-month LIBOR plus 330 bps in March and April of 2015. See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Notes payable and other debt

At June 30, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 400 bps (4.2% at June 30, 2014) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination. The majority of the remaining debt included $13.5 million collateralized by real estate.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

At June 30, 2014, the Company had $2.0 million of debt that had come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The Company is not in default under any of its other debt arrangements.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2014.

Guarantees

The following table summarizes guarantees by type at June 30, 2014:

	June 30, 2014
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$1,031

The indemnification contracts are with the purchaser of the tax credit equity (“TCE”) business and are related to the guarantees of investor yields on certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. We made no cash payments under these indemnification agreements for the six months ended June 30, 2014.

Our maximum exposure under the indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company continues to hold general partner interests and as a result, the Company consolidates these funds. The maximum exposure under these guarantees was estimated to be approximately $614.4 million at June 30, 2014. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MuniMae. At June 30, 2014, the debt related to CFVs had the following terms:

	June 30, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund (1)	$50,150	$50,150	2.6%	April 2018
Consolidated Lower Tier Property Partnerships	19,523	19,315	6.4	Various dates through March 2049
Total debt	$69,673	$69,465

(1)	This amount includes $1.1 million of capitalized interest for the period ended June 30, 2014.

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of June 30, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

Consolidated Lower Tier Property Partnerships

At June 30, 2014, the Company consolidates a non-profit entity for which it is deemed the primary beneficiary. This non-profit entity consolidates certain Lower Tier Property Partnerships because it is deemed to be the primary beneficiary.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entity. Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax-exempt bonds.

Company Capital

Common Shares

As of June 30, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 7.0 million. At its August 2014 meeting, the Board amended the terms under which the Company will purchase shares. Going forward, the Board will determine a price up to which it will authorize management to purchase shares on the open market based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $1.92 per share. Prior to May 9, 2014, the Company had been making its purchases pursuant to a 10b5-1 plan. Because brokers are not generally willing to manage 10b5-1 plans for companies whose shares trade on the over the counter market, the Board authorized the Company to use open market purchases in lieu of a 10b5-1 plan. As a result, effective May 9, 2014, the Company executes its share repurchases on the open market during open trading periods for insiders.

During the six months ended June 30, 2014, the Company repurchased 2.8 million shares at an average price of $1.66. On July 1, 2014, the Company acquired 0.3 million shares at $1.91 per share in a block purchase pursuant to the Company’s stock repurchase program, bringing the total purchased under the program since inception to 5.2 million shares. As of August 7, 2014, the Company is authorized under the program to repurchase an additional 1.8 million shares.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at June 30, 2014 were priced on average at approximately 90% of the portfolio’s unpaid principal balance (“UPB”). Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total interest income	$2,845	$14,858	$8,150	$30,796
Total interest expense	945	13,726	2,148	20,015
Net interest income	1,900	1,132	6,002	10,781

Total fee and other income	2,216	1,829	4,366	3,667
Revenue from CFVs	5,610	6,332	10,660	9,120

Total revenues, net of interest expense	9,726	9,293	21,028	23,568
Operating expenses:
Interest expense	3,489	3,616	7,062	7,745
Operating expenses	5,971	9,308	12,556	18,767
Net impairment on bonds and loan losses	–	480	–	833
Total expenses from CFVs	12,659	13,406	24,308	24,837
Total operating expenses	22,119	26,810	43,926	52,182

Net gains on assets, derivatives and extinguishment of liabilities	1,553	921	1,188	38,368
Net gains due to real estate consolidation and foreclosure	–	8,484	2,003	8,484
Net (losses) gains related to CFVs	(657)	8,933	4,152	23,920
Equity in losses from Lower Tier Property Partnerships	(7,038)	(7,368)	(14,466)	(13,786)
(Loss) income from continuing operations before income taxes	(18,535)	(6,547)	(30,021)	28,372
Income tax benefit (expense)	1,194	(95)	1,748	1,432
(Loss) income from discontinued operations, net of tax	(441)	1,092	14,038	6,153
Net (loss) income	(17,782)	(5,550)	(14,235)	35,957

Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	–	(1,673)	–	(3,678)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	15,364	6,948	25,274	7,758
Related to discontinued operations	–	(176)	150	(1,212)
Net (loss) income to common shareholders	$(2,418)	$(451)	$11,189	$38,825

Net interest income

The following table summarizes our net interest income for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income:
Interest on bonds	$2,629	$14,667	$7,789	$30,462
Interest on loans and short-term investments	216	191	361	334
Total interest income	2,845	14,858	8,150	30,796
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	–	7,930	–	11,244
Mandatorily redeemable preferred shares	–	4,791	–	6,473
Notes payable and other debt, bond related	759	721	1,764	1,476
Notes payable and other debt, non-bond related	186	284	384	822
Total interest expense	945	13,726	2,148	20,015
Total net interest income	$1,900	$1,132	$6,002	$10,781

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Total net interest income increased $0.8 million for the three months ended June 30, 2014 as compared to 2013 mainly due to $7.8 million of deferred costs that were accelerated and recognized in full in the second quarter of 2013 associated with the debt that was assumed by the purchaser of our common shares in TEB at the debt’s face amount in July 2013.

Interest income on bonds decreased $12.0 million for the three months ended June 30, 2014 as compared to 2013. This decline was mainly due to a $734.7 million decline in the weighted average bond UPB (from $937.7 million for the three months ended June 30, 2013 to $203.0 million for the three months ended June 30, 2014) due primarily to the sale of our common shares in TEB in July 2013.

Asset related interest expense decreased $12.8 million for the three months ended June 30, 2014 as compared to 2013. This decrease was mainly due to the acceleration of deferred costs discussed above, as well as the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of our common shares in TEB in July 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total net interest income decreased $4.8 million for the six months ended June 30, 2014 as compared to 2013.

Interest income on bonds decreased $22.7 million for the six months ended June 30, 2014 as compared to 2013. This decline was mainly due to a $747.0 million decline in the weighted average bond UPB (from $957.9 million for the six months ended June 30, 2013 to $210.9 million for the six months ended June 30, 2014) due primarily to the sale of our common shares in TEB. Partially offsetting this decline was a $1.4 million increase in interest recognized on non-accrual bonds.

Asset related interest expense decreased $17.9 million for the six months ended June 30, 2014 as compared to 2013. This decrease was mainly due to the acceleration of deferred costs discussed above, as well as the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of our common shares in TEB.

Other interest expense

The following table summarizes our other interest expense for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Other interest expense:
Subordinate debentures	$2,569	$2,465	$5,111	$5,734
Notes payable and other debt	920	1,151	1,951	2,011
Total other interest expense	$3,489	$3,616	$7,062	$7,745

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $0.7 million for the six months ended June 30, 2014 as compared to 2013. This decline was mainly driven by the $45.5 million repurchase of outstanding subordinate debentures during first quarter 2013.

Fee and Other Income

The following table summarizes our fee and other income for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Income on preferred stock investment	$1,312	$1,312	$2,609	$2,609
Asset management and advisory fees (recorded in “Other income”)	272	200	863	391
Syndication fees (recorded in “Other income”)	232	36	232	36
Other income	400	281	662	631
Total fee and other income	$2,216	$1,829	$4,366	$3,667

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Fee and other income increased by $0.7 million for the six months ended June 30, 2014 as compared to 2013 mainly due to $0.5 million of asset management fees recognized during the first quarter of 2014 associated with the SA Partnership, which was entered into during the fourth quarter of 2013.

Operating Expenses

The following table summarizes our operating expenses for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Salaries and benefits	$3,096	$3,262	$6,425	$7,150
General and administrative	894	1,133	1,857	2,426
Professional fees	983	3,057	2,365	5,402
Other expenses	998	1,856	1,909	3,789
Total operating expenses	$5,971	$9,308	$12,556	$18,767

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Total operating expenses decreased $3.3 million for the three months ended June 30, 2014 as compared to 2013.

Professional fees, which include auditing fees, consulting fees and legal fees, decreased $2.1 million for the three months ended June 30, 2014 as compared to 2013. The vast majority of this decrease was due to legal fees incurred during the second quarter of 2013 largely due to legal fees associated with the sale of our common shares in TEB.

Other expenses primarily include asset management costs, asset workout expenses, depreciation and amortization and net costs associated with our ownership of real estate. Other expenses decreased $0.9 million for the three months ended June 30, 2014 as compared to 2013 mainly due to a $0.4 million impairment taken on a solar facility during the second quarter 2013. Also contributing to the decline was a $0.3 million reduction in foreign currency translation losses associated with our International Operations.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total operating expenses decreased $6.2 million for the six months ended June 30, 2014 as compared to 2013.

Professional fees decreased $3.0 million for the six months ended June 30, 2014 as compared to 2013. This decrease was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter 2013 associated with the sale of our common shares in TEB. Also contributing to the decline in professional fees was a $0.8 million reduction in general legal fees as well as a $0.7 million reduction in auditing fees associated with the audits of TEB and its direct parent.

Other expenses decreased $1.9 million for the six months ended June 30, 2014 as compared to 2013 mainly due to a $0.5 million reduction in foreign currency translation losses associated with our International Operations. Also contributing to the decline were $0.4 million of fees incurred to remarket TEB's Series B Preferred Shares in the first quarter 2013 and a $0.4 million impairment taken on a solar facility during the second quarter 2013.

Salaries and benefits related to our US Operations decreased $0.6 million for the six months ended June 30, 2014 as compared to 2013 mainly due to a decrease in employees from 31 at June 30, 2013 to 21 at June 30, 2014. Salaries and benefits related to our International Operations decreased $0.1 million for the six months ended June 30, 2014 as compared to 2013.

General and administrative expenses decreased $0.6 million for the six months ended June 30, 2014 as compared to 2013 mainly due to reductions in office rent, insurance costs and information and technology costs.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and extinguishment of liabilities for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net realized gains on bonds	$768	$416	$768	$598
Net gains (losses) on loans	6	203	(3)	1,372
Net gains on derivatives	377	302	21	135
Net gains on extinguishment of liabilities	402	–	402	36,263
Total net gains on assets, derivatives and extinguishment of liabilities	$1,553	$921	$1,188	$38,368

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

During the second quarter of 2014 we recognized net gains on extinguishment of liabilities of $0.4 million. These net gains were primarily related to the discounted settlement of a $1.9 million obligation related to professional fees for $0.8 million resulting in a gain of $1.1 million. Partially offsetting this gain was a $0.9 million loss on the repurchase of a $14.0 million bond at a premium that had previously been sold at a discount and had been treated as a secured financing because the Company sold the bond with a guarantee of full principal and interest.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net gain on extinguishment of liabilities were $0.4 million as compared to net gains of $36.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of unpaid principal balance of the subordinate debt of MFH, a wholly owned subsidiary of the Company, due May 3, 2034, for $17.4 million, plus accrued interest. The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares.

During the six months ended June 30, 2013, the Company recorded net gains on loans of $1.4 million comprised of $1.0 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.4 million.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months and six months ended June 30 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net gains due to initial real estate consolidation and foreclosure	$–	$8,484	$2,003	$8,484

On April 30, 2013, a non-profit entity consolidated by the Company was assigned the GP interest in three properties for which the Company had provided bond financing. On April 30, 2013, we estimated the fair value of our bonds secured by these three properties to be $28.1 million. The UPB of our bonds was $34.4 million and cumulative impairments and cumulative unrealized gains were $6.5 million and $4.5 million, respectively, at the date of consolidation. Upon assignment of the GP interests, the properties were consolidated and our bonds were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $4.5 million which were recorded within “Accumulated other comprehensive income” (“AOCI”) were transferred into the consolidated statements of operations and recorded as “Net gains due to real estate and foreclosure” having no impact on common shareholders’ equity.

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

Income Tax Benefit (Expense)

The table below summarizes our income tax benefit (expense) related to continuing operations for the three months and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Income tax benefit (expense)	$1,194	$(95)	$1,748	$1,432

During the first six months of 2014, the Company generated a pre-tax loss from continuing operations allocable to common shareholders of approximately $4.7 million, pre-tax income from discontinued operations allocable to common shareholders of $14.2 million and other comprehensive income allocable to common shareholders before tax of $4.9 million. In accordance with GAAP, the Company must record a net zero tax provision related to deferred taxes which is required to be allocated between losses from continuing operations, income from discontinued operations and other comprehensive income. Application of this guidance required the recognition of a non-cash deferred tax benefit of $1.9 million in continuing operations, offset by a $1.9 million deferred tax expense allocated to income from discontinued operations and other comprehensive income for the period. For the three months ended June 30, 2014, the Company recognized a non-cash deferred tax benefit of $1.3 million in continuing operations, offset by a deferred tax expense allocated to income from discontinued operations and other comprehensive income for the period. As of June 30, 2014, the Company continues to reflect a full valuation allowance against our net deferred tax assets.

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

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Income allocable to perpetual preferred shareholders of a subsidiary company	$–	$1,673	$–	$3,678

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $1.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and $3.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of the sale of our common shares in TEB in July 2013.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that were consolidated for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Rental and other income from real estate	$3,427	$2,925	$7,051	$5,089
Interest and other income	2,183	3,407	3,609	4,031
Total revenue from CFVs	5,610	6,332	10,660	9,120

Expenses:
Depreciation and amortization	2,173	1,985	4,391	3,712
Interest expense	843	477	1,912	975
Other operating expenses	2,884	2,692	5,836	4,719
Foreign currency loss	116	3,395	526	7,550
Asset impairments	6,643	4,857	11,643	7,881
Total expenses from CFVs	12,659	13,406	24,308	24,837

Net gains (losses) related to CFVs:
Investment gains	429	5,939	5,296	17,295
Derivative gains	(948)	2,994	(1,006)	6,625
Net loss on sale of properties	(138)	–	(138)	–
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,038)	(7,368)	(14,466)	(13,786)
Net loss	(14,744)	(5,509)	(23,962)	(5,583)
Net losses allocable to noncontrolling interests in CFVs (1)	15,343	6,748	25,197	7,409
Net income allocable to the common shareholders related to CFVs	$599	$1,239	$1,235	$1,826

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the two non-profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders for the three months and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$583	$820	$926	$1,521
Asset management fees	828	884	1,670	1,741
Guarantee fees	331	331	662	662
Equity in losses from Lower Tier Property Partnerships	(961)	(939)	(1,910)	(2,437)
Equity in income from SA Fund	14	208	142	491
Other expense	(196)	(65)	(255)	(152)
Net income allocable to the common shareholders related to CFVs	$599	$1,239	$1,235	$1,826

The Company’s interest income, asset management fees and guarantee fees are eliminated in consolidation, but are allocated to the Company due to the Company’s contractual right to this income. Interest income is related to bonds that were eliminated when we consolidated the properties that collateralize the bonds. Asset management fees are from managing the SA Fund and LIHTC Funds. Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield. Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event that a LIHTC Fund’s investment in a Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company continues to record losses from the Lower Tier Property Partnership to the extent of the bond or loan carrying amount. Equity in income from SA Fund is our share of the SA Fund’s net income based on our 2.7% equity interest in the SA Fund.

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Net income allocable to the common shareholders related to CFVs decreased $0.6 million for the three months ended June 30, 2014 as compared to 2013 mainly due to a $0.2 million decrease in interest income and a $0.2 million decrease in equity in income from the SA Fund. The decline in interest income was mainly due to the TEB sale.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income allocable to the common shareholders related to CFVs decreased $0.6 million for the six months ended June 30, 2014 as compared to 2013 mainly due to a $0.6 million decline in interest income and a $0.3 million decline in equity in income from the SA Fund. Partially offsetting these decreases was a $0.5 million decline in equity in losses from Lower Tier Property Partnerships. The decline in interest income was mainly due to the TEB sale.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Sublease income	$–	$123	$–	$492
Income from CFVs (primarily rental income)	–	3,818	279	7,742
Income from REO operations	846	–	1,148	–
Rent expense	–	(123)	–	(492)
Expenses from CFVs (primarily operating expenses)	–	(3,144)	(244)	(6,815)
Expenses from REO operations	(661)	–	(1,112)	–
Other income	85	201	168	291
Other expense	(35)	(94)	(63)	(372)
Income tax expense	(944)	–	(1,448)	–
Net (loss) income before disposal activity	(709)	781	(1,272)	846
Disposal:
Net gains related to REO	265	81	15,302	81
Net gains related to CFVs	3	230	8	5,226
Net (loss) income from discontinued operations	(441)	1,092	14,038	6,153
Loss (income) from discontinued operations allocable to noncontrolling interests	–	(176)	150	(1,212)
Net (loss) income to common shareholders from discontinued operations	$(441)	$916	$14,188	$4,941

The details of net income to common shareholders from discontinued operations for the three months and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$–	$498	$185	$1,097
Other income	931	324	1,316	783
Other expense	(696)	(217)	(1,175)	(899)
Income tax expense	(944)	–	(1,448)	–
Net gains on disposal of REO	265	81	15,302	81
Net gains on redemption of bonds	3	230	8	3,879
Net income to common shareholders from discontinued operations	$(441)	$916	$14,188	$4,941

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

Additionally, during the first quarter of 2014, the Company foreclosed on three multifamily real estate properties serving as collateral to three of its bonds. These three properties had a carrying value of $20.8 million at June 30, 2014 and were classified as real estate held for sale. The operating results of these properties are reflected as other income and other expense in the table above.

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

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting as of June 30, 2014. Because as a legal matter we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these eliminated bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

(dollars in thousands)	UPB		Fair Value		Wtd Avg Coupon		Wtd Avg Pay Rate (7)		Debt Service Coverage (8)		Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing (1)	$89,059		$90,815		6.58%		6.58%		0.93	x	13	12
Non-performing (2), (3)	101,207		70,478		6.75%		3.49%		0.47	x	11	9
Subordinate cash flow and participating (4)	14,660		9,091		4.51%		0.00%		N/A		3	0
Total Multifamily tax-exempt bonds	$204,926		$170,384		6.67	% (9)	4.94	% (9)	0.69	x	27	21

CDD bonds (5)	$56,535		$53,020		7.13%		7.13%		N/A		6	N/A

Other bonds (6)	$18,982		$18,976		4.34%		4.34%		N/A		2	N/A
Total Bond Portfolio	$280,443	(10)	$242,380	(10)	6.60	% (9)	5.36	% (9)	0.69	x	35	21

(1)	Included in this amount were senior interests in bonds of $36.6 million that were financed by TRSs with a carrying amount of $36.1 million at June 30, 2014.

(2)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(3)	Included in this amount were senior interests in bonds of $30.9 million that were financed by TRSs with a carrying amount of $31.2 million at June 30, 2014. Also included in this amount were subordinate bonds with must pay coupons and $1.8 million fair value.

(4)	Included in this amount were subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default. Included in this amount were participating cash flow bonds with $8.5 million UPB and $5.4 million fair value.

(5)	Included in this amount were two bonds that were financed by TRSs with a carrying amount of $27.6 million at June 30, 2014.

(6)	These bonds were financed by TRSs with a carrying amount of $18.6 million at June 30, 2014.

(7)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at June 30, 2014.

(8)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(9)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(10)	Includes 10 bonds that the Company eliminated as a result of consolidation accounting (four of which were performing multifamily tax-exempt bonds, three of which were non-performing multifamily tax-exempt bonds and three of which were subordinate cash flow and participating multifamily tax-exempt bonds). At June 30, 2014, these 10 bonds had an UPB of $78.0 million and a fair value of $60.7 million, including $2.8 million of net unrealized mark-to-market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 21 properties serving as collateral are located across 13 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of June 30, 2014, 32% and 29% (based on UPB and fair value, respectively) were located in Atlanta. Approximately 72% of our UPB is collateralized by properties that are affordable low-income housing and serve the general population while four properties or approximately 26% of our UPB serve the senior population and one property or 2% of our UPB serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling twelve month debt service coverage for those with must pay coupons.

As of June 30, 2014, the Company had 24 multifamily tax-exempt bonds with must pay coupons.

•	13 of the 24 bonds were performing bonds with $89.1 million UPB and $90.8 million fair value and a weighted average debt service coverage ratio of 0.93x. The potential for defaults exist within this population, but because these are low-income housing tax credit bonds, despite the fact that approximately half of this population has less than 0.90x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

•	11 of the 24 bonds were non-performing bonds with $101.2 million UPB and $70.5 million fair value and a weighted average debt service coverage ratio of 0.47x.

Additionally, as of June 30, 2014, four of the 24 must pay bonds were subordinate bonds with $8.5 million UPB and $2.8 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns two of the related senior bonds with $10.6 million UPB and $10.1 million fair value. Two of the four must pay subordinate bonds with $7.6 million UPB and $1.8 million fair value were in default as of June 30, 2014.

As of June 30, 2014, the Company had three bonds with $14.7 million UPB and $9.1 million fair value that were subordinate and do not have must pay coupons. Debt service on these bonds is paid to the extent there is available cash flow and only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns all of the related senior bonds with a $19.2 million UPB and $19.9 million fair value. These cash flow bonds were excluded from the calculation of debt service coverage ratios as non-payment is not a default.

Community Development District Bonds

As of June 30, 2014, there were six CDD bonds with $56.5 million UPB and $53.0 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida and as Community Development Authority or Capital Improvement Cooperative District bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio. During the six months ended June 30, 2014, four CDD bonds that were in default at December 31, 2013 were brought current.

Other Bonds

As of June 30, 2014, there were two bonds with $19.0 million UPB and fair value in rated municipal bonds. Specifically, these investments are senior certificate interests in a structured-enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Valuation Results for the six months ended 2014 as compared to the six months ended 2013

During the six months ended June 30, 2014, we recorded net unrealized gains of $7.8 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income. The majority of the net unrealized gains are due to declines in market yields on our performing bonds and declines in the discount and capitalization rates on certain non-performing and collateral dependent performing bonds. The remaining net unrealized gains were largely driven by improvements in property operations that increased future expected cash flows. During the six months ended June 30, 2013, we recorded net unrealized losses of $11.5 million on our Reported Bonds through other comprehensive income largely due to an increase in market yields on our performing bonds still held in the portfolio at June 30, 2013.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Our bonds are not traded on an established exchange nor is there an active private trading market; therefore, our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest) where payment of full principal and interest is expected, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 5.8% and 6.6% at June 30, 2014 and December 31, 2013, respectively, for performing bonds still held in the portfolio at June 30, 2014.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate for the bonds whose valuations are based on an estimate of the collateral value was 8.5% at June 30, 2014 and December 31, 2013 for the bonds remaining in our portfolio at June 30, 2014. The weighted average capitalization rate was 6.8% and 6.7% at June 30, 2014 and December 31, 2013, respectively, for the bonds remaining in our portfolio at June 30, 2014.

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

Real Estate Investments

The table below provides key metrics related to all of our real estate investments as of June 30, 2014.

(dollars in thousands)
Type	GAAP Carrying Amount		Estimated Fair Value
Affordable Multifamily Rental Properties	$32,210		$33,855
Land Investments	13,610		18,853
Total real estate investments	$45,820	(1)	$52,708

(1)	Includes $18.6 million reported through real estate held-for-use, $20.8 million reported through real estate held-for-sale and $6.4 million reported through other assets.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2014

As previously disclosed in our 2013 Form 10-K for the year ended December 31, 2013, as a result of management’s internal control evaluation conducted as of December 31, 2013, management concluded that a material weakness existed within its consolidation accounting and reporting processes and because of this material weakness management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. As a result of the material weakness identified within its consolidation accounting processes, which did not have a material impact on the Company’s financial statements or other disclosures, management added additional processes and procedures during the first quarter of 2014. Management believes these additional procedures, in combination with other key controls, should remediate the identified material weakness. Management will continue to monitor these procedures and controls throughout 2014. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative case have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.5 million and $1.0 million and had a contingent obligation of $0.5 million recorded at June 30, 2014.  Any settlement is expected to be covered in full by insurance proceeds.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2014.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2014.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended June 30, 2014.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
4/1/2014 – 4/30/2014	768	1.55	768	3,485
5/1/2013 – 5/31/2014	349	1.91	349	3,136
6/1/2014 – 6/30/2014	1,005	1.91	1,005	2,131
Total	2,122	$1.78	2,122	2,131

(1)	At its August 2014 meeting, the Board amended the terms under which the Company will purchase shares. Going forward, the Board will determine a price up to which it will authorize management to purchase shares on the open market based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $1.92 per share. Prior to May 9, 2014, the Board of Directors had amended the plan to increase the number of shares authorized to be repurchased under the plan from 5.0 million to 7.0 million. As a result of share repurchase activity through August 7, 2014, the Company is authorized under the program to repurchase an additional 1.8 million shares. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3. Defaults Upon Senior Securities

The Company had debt agreements totaling $2.0 million at June 30, 2014 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on April 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: August 14, 2014	By:		/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	August 14, 2014
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	August 14, 2014
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-1