Form 10-Q
period 2014-09-30
MMA CAPITAL MANAGEMENT, LLC
filed 2014-11-12
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
621 East Pratt Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21202 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

MUNICIPAL MORTGAGE & EQUITY, LLC
(Former name, former address and former fiscal year if changed since last report)

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

There were 7,279,545 shares of common shares outstanding at November 5, 2014.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and cash equivalents	$46,607	$66,794
Restricted cash (includes $40,974 and $52,897 related to CFVs)	65,456	87,903
Bonds available-for-sale (includes $102,979 and $134,769 pledged as collateral and/or restricted)	171,094	195,332
Investments in Lower Tier Property Partnerships related to CFVs	248,811	286,007
SA Fund investments related to CFVs	165,760	158,325
Real estate held-for-use, net (includes $4,822 and $15,644 pledged as collateral and $78,836 and $102,314 related to CFVs)	96,928	120,576
Real estate held-for-sale, net	11,693	24,090
Investment in preferred stock (pledged as collateral)	31,371	31,371
Other assets (includes $6,306 and $11,907 pledged as collateral and $23,347 and $23,664 related to CFVs)	54,159	44,960
Total assets	$891,879	$1,015,358

LIABILITIES AND EQUITY
Debt (includes $69,564 and $91,602 related to CFVs)	$348,305	$441,963
Accounts payable and accrued expenses	4,895	8,723
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	9,597	13,461
Other liabilities (includes $4,836 and $4,043 related to CFVs)	14,859	12,352
Total liabilities	$377,656	$476,499

Commitments and contingencies

Equity:
Noncontrolling interests in CFVs and IHS (net of $575 of subscriptions receivable)	$432,813	$473,513
Common shareholders’ equity:
Common shares, no par value (7,279,689 and 7,855,919 shares issued and outstanding and 64,882 and 256,216 non-employee directors’ and employee deferred shares issued at September 30, 2014 and December 31, 2013, respectively)	42,906	28,687
Accumulated other comprehensive income	38,504	36,659
Total common shareholders’ equity	81,410	65,346
Total equity	514,223	538,859
Total liabilities and equity	$891,879	$1,015,358

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest income
Interest on bonds	$5,240	$4,215	$13,029	$34,677
Interest on loans and short-term investments	208	166	569	500
Total interest income	5,448	4,381	13,598	35,177

Interest expense (1)
Bond related debt	347	1,975	2,111	21,167
Non-bond related debt	179	224	563	1,046
Total interest expense	526	2,199	2,674	22,213
Net interest income	4,922	2,182	10,924	12,964

Non-interest revenue
Income on preferred stock investment	1,326	1,326	3,935	3,935
Other income	2,486	809	4,243	1,866
Revenue from CFVs	3,841	7,029	14,501	16,149
Total non-interest revenue	7,653	9,164	22,679	21,950
Total revenues, net of interest expense	12,575	11,346	33,603	34,914

Operating and other expenses
Interest expense (2)	3,400	3,628	10,462	11,374
Salaries and benefits	2,973	2,895	9,398	10,045
General and administrative	737	1,102	2,594	3,528
Professional fees	1,507	1,375	3,872	6,777
Net impairment on bonds recognized in earnings	113	939	113	1,772
Net loan loss	751	5	751	5
Other expenses	1,258	1,178	3,167	4,965
Expenses from CFVs	17,296	14,377	41,604	39,214
Total operating and other expenses	28,035	25,499	71,961	77,680

Net gains on assets and derivatives	9,193	76,404	9,979	78,509
Net gains (losses) on extinguishment of liabilities	1,476	(84)	1,878	36,179
Net gains due to initial real estate consolidation and foreclosure	–	2,411	2,003	10,895
Net gains related to CFVs	12,627	3,812	16,779	27,732
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,346)	(6,343)	(18,812)	(20,129)
Net income (loss) from continuing operations before income taxes	3,490	62,047	(26,531)	90,420
Income tax (expense) benefit	(1,919)	(123)	(171)	1,309
Income from discontinued operations, net of tax	3,903	371	17,941	6,524
Net income (loss)	5,474	62,295	(8,761)	98,253
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	–	(36)	–	(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	7,138	11,089	32,412	18,847
Related to discontinued operations	–	(32)	150	(1,244)
Net income to common shareholders	$12,612	$73,316	$23,801	$112,142

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Basic income per common share:
Income from continuing operations	$1.17	$8.63	$0.74	$12.61
Income from discontinued operations	0.52	0.04	2.33	0.62
Income per common share	$1.69	$8.67	$3.07	$13.23

Diluted income per common share:
Income from continuing operations (1)	$1.12	$8.31	$0.74	$12.38
Income from discontinued operations	0.50	0.04	2.33	0.60
Income per common share	$1.62	$8.35	$3.07	$12.98

Weighted-average common shares outstanding:
Basic	7,454	8,458	7,760	8,476
Diluted (2)	7,772	8,783	7,760	8,765

(1)	Includes an adjustment for liability classified awards. For the nine months ended September 30, 2014, no adjustment was made as it caused the incremental income per common share to be anti-dilutive.

(2)	For the nine months ended September 30, 2014, any incremental shares would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Net income to common shareholders	$12,612	$73,316	$23,801	$112,142
Net loss allocable to noncontrolling interests	(7,138)	(11,021)	(32,562)	(13,889)
Net income (loss)	$5,474	$62,295	$(8,761)	$98,253

Other comprehensive (loss) income allocable to common shareholders:
Bond related changes:
Net unrealized gains (losses) arising during the period	$3,370	$(5,259)	$11,184	$(16,792)
Reversal of net unrealized gains on sold/redeemed bonds	(6,450)	(76,362)	(7,228)	(76,960)
Reclassification of unrealized bond losses to operations due to impairment	113	939	113	1,772
Reclassification of unrealized bond gains to operations due to consolidation and foreclosure	–	(2,411)	(2,003)	(10,895)
Net change in other comprehensive income due to bonds	(2,967)	(83,093)	2,066	(102,875)
Income tax expense	458	–	–	–
Foreign currency translation adjustment for SA Fund and IHS	(134)	43	(221)	44
Other comprehensive (loss) income allocable to common shareholders	$(2,643)	$(83,050)	$1,845	$(102,831)

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SA Fund and IHS	$(8,032)	$(2,212)	$(9,366)	$(20,674)

Comprehensive income (loss) to common shareholders	$9,969	$(9,734)	$25,646	$9,311
Comprehensive loss to noncontrolling interests	(15,170)	(13,233)	(41,928)	(34,563)
Comprehensive loss	$(5,201)	$(22,967)	$(16,282)	$(25,252)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before Accumulated Other Comprehensive Income		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2014	8,112	$28,687	$36,659	$65,346	$473,513	$538,859
Net income (loss)	–	23,801	–	23,801	(32,562)	(8,761)
Other comprehensive income (loss)	–	–	1,845	1,845	(9,366)	(7,521)
Distributions	–	–	–	–	(1,621)	(1,621)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	34	172	–	172	–	172
Mark-to-market activity for liability classified awards previously classified as equity	–	33	–	33	–	33
Net change due to consolidation (1)	–	(2,849)	–	(2,849)	2,849	–
Common share repurchases	(801)	(6,938)	–	(6,938)	–	(6,938)
Balance, September 30, 2014	7,345	$42,906	$38,504	$81,410	$432,813	$514,223

(1)	For more information see Note 12, “Equity.”

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,761)	$98,253
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net gains on assets and derivatives (1)	(8,549)	(79,220)
Net gains due to initial real estate consolidation and foreclosure	(2,003)	(10,895)
Net gains related to CFVs	(15,987)	(32,964)
Provisions for credit losses and impairment (2)	20,555	16,962
Net equity in losses from equity investments in partnerships (2)	19,248	20,323
Subordinate debt effective yield amortization and interest accruals	5,321	6,188
Net gains on extinguishment of liabilities	(1,878)	(36,179)
Net gains on sales of real estate and other investments	(17,671)	–
Depreciation and other amortization (2)	7,310	15,742
Foreign currency loss (2)	3,525	9,136
Stock-based compensation expense	1,808	2,137
Other	(3,946)	(1,552)
Net cash (used in)/provided by operating activities	(1,028)	7,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(8,380)	–
Principal payments and sales proceeds received on bonds	9,480	15,203
Advances on and originations of loans held for investment	(8,125)	(278)
Principal payments received on loans held for investment	107	563
Investments in property partnerships and real estate (2)	(24,537)	(20,509)
Proceeds from the sale of real estate and other investments	61,195	39,437
Net proceeds from the sale of a subsidiary company	-	19,151
Decrease (increase) in restricted cash and cash of CFVs	21,216	(24,784)
Capital distributions received from investments in partnerships of CFVs	13,922	12,728
Net cash provided by investing activities	64,878	41,511
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	-	116,461
Repayment of borrowings	(75,478)	(136,639)
Payment of debt issuance costs	-	(1,202)
Contribution from holders of noncontrolling interests	-	8,051
Distributions paid to holders of noncontrolling interests	(1,621)	–
Purchase of treasury stock	(6,938)	(516)
Distributions paid to perpetual preferred shareholders of a subsidiary company	-	(4,636)
Redemption of perpetual preferred shares	-	(36,213)
Other	-	–
Net cash used in financing activities	(84,037)	(54,694)
Net decrease in cash and cash equivalents	(20,187)	(5,252)
Cash and cash equivalents at beginning of period	66,794	50,857
Cash and cash equivalents at end of period	$46,607	$45,605

(1)	Includes $0.8 million of net mark-to-market gains on derivatives for the nine months ended September 30, 2013 which were previously included within Other operating activities.

(2)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,171	$26,868
Income taxes paid	302	254

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	(7,521)	(123,505)
Debt and liabilities extinguished through sales and collections on bonds and loans	22,552	4,252
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	(2,849)	–
Increase in real estate assets due to foreclosure or initial consolidation of funds and ventures	11,058	43,943
Decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	11,058	37,833
Increase in noncontrolling interest equity due to consolidation of funds and ventures	–	6,737

Net change in assets and liabilities due to the sale of a subsidiary company:
Net decrease in interest receivable	–	4,612
Net decrease in interest payable	–	(1,052)
Net decrease in bonds available-for-sale	–	678,983
Net increase in restricted cash	–	(14,672)
Increase related to new borrowing activities	–	169,601
Net decrease in perpetual preferred shares and related distribution	–	(122,669)
Decrease related to borrowings transferred to purchaser	–	(695,652)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

(Formerly Municipal Mortgage & Equity, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company,” “MMA Capital,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

On September 29, 2014, the Company announced a name change from Municipal Mortgage & Equity, LLC to MMA Capital Management, LLC.

Description of the Business

The Company uses its experience, expertise and capital to create attractive alternative investment opportunities for its own account and for others. The Company operates through two reportable segments: United States (“US”) Operations, which currently includes corporate overhead, assets and liabilities (“Corporate”), and International Operations. The Company anticipates that in 2015 it will operate through three reportable segments – US Operations, International Operations and Corporate. Because of net operating loss carryforwards, the Company does not expect to pay federal income tax for the foreseeable future.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTCs”) and Other Investments and Obligations.

Leveraged Bonds consists of the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. This bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

On October 8, 2014, the Company sold its LIHTC asset management operations to Morrison Grove Management, LLC (“MGM”). Post closing, we retain secured loans to MGM plus the option to purchase MGM, including both the legacy MMA and legacy MGM LIHTC asset management operations in five years. We also retained our ownership interests in two funds. This sale did not include the transfer of our investor yield guarantee on the 11 guaranteed LIHTC funds nor the associated cash collateral. See Note 17, “Subsequent Events” for more information.

Other Investments and Obligations primarily includes investments and obligations that the Company retained related to business units sold as a result of the financial crisis. This portfolio includes a preferred stock investment in a national mortgage lender and servicer that we received as compensation as a result of the sale our multifamily delegated underwriting and servicing business in 2009. This portfolio also includes solar facilities that we retained because they were not transferred as part of the sale of our solar business in 2009 as well as certain real estate related investments.

Currently, the US Operations reportable segment also includes our Corporate activities. See Note 16, “Segment Information” for more information.

International Operations

Substantially all of the Company’s International Operations take place through a 96% owned subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing for Sub Saharan Africa, primarily in South Africa. In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors. As of September 30, 2014, IHS managed three investment vehicles including two multi-investor funds (South Africa Workforce Housing Fund SA I – “SA Fund” and IHS Fund II – “Fund II”) and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”).

Common Stock Split

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

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

The Company consolidates the SA Fund because IHS is deemed to be the primary beneficiary, and we eliminate all intercompany transactions balances in consolidation. The activity and balances for the SA Fund are identified as part of the Company’s CFVs because the Company has a minimal ownership interest in the SA Fund. See Note 1, “Description of Business and Basis of Presentation” to the consolidated financial statements in our 2013 Form 10-K, which discusses our consolidation presentation and our significant accounting policies. The Company does not consolidate Fund II because the fund provides a dissolution right upon a simple majority vote of non-IHS affiliated limited partners such that the presumption of control by IHS is overcome. The Company does not consolidate the SA Partnership because neither IHS nor the Company is deemed to be the primary beneficiary.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2013 consolidated statements of operations as a result of certain discontinued operations occurring during the first quarter of 2014, prior to the Company’s election to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”), issued April 2014, which changes the requirements for reporting discontinued operations. Consequently, individually significant properties that have been sold or classified as held-for-sale after the first quarter of 2014 were not reclassified to discontinued operations in the consolidated financial statements. See Note 4, “Real Estate” and Note 14, “Discontinued Operations” for more information.

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2),(3)	Fair Value
Mortgage revenue bonds	$130,996	$93,455	$24,580	$(440)	$117,595
Other bonds	57,056	38,705	14,794	–	53,499
Total	$188,052	$132,160	$39,374	$(440)	$171,094

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4),(5)	Fair Value
Mortgage revenue bonds	$143,617	$103,194	$19,245	$(1,085)	$121,354
Other bonds	79,970	55,270	19,540	(832)	73,978
Total	$223,587	$158,464	$38,785	$(1,917)	$195,332

(1)	Represents the unpaid principal balance (“UPB”), net of discounts, deferred costs and fees as well as impairments recognized in earnings.

(2)	At September 30, 2014, this amount represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired.

(3)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $6.1 million at September 30, 2014.

(4)	At December 31, 2013, the majority of this amount represents unrealized losses that were not considered other-than-temporarily impaired; however, this amount also includes the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired.

(5)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $40.1 million at December 31, 2013 ($16.2 million for mortgage revenue bonds and $23.9 million for other bonds).

In addition, the Company had bonds with an UPB of $61.7 million ($47.0 million fair value) and $68.0 million ($50.3 million fair value) at September 30, 2014 and December 31, 2013, respectively, which were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds and thus is not included in the table above. See Note 15, “Consolidated Funds and Ventures” for more information.

The fair value of the Company’s bonds declined by $24.2 million from December 31, 2013 to September 30, 2014 mainly due to the third quarter redemption of a bond with a fair value of $14.9 million at December 31, 2013. Additionally, the Company foreclosed on a multifamily real estate property serving as collateral to one of its bonds during the first quarter of 2014. Upon foreclosure, the Company reclassified $11.1 million of bonds available-for-sale to $11.1 million of real estate held-for-sale. See Note 4, “Real Estate” for more information. Partially offsetting these declines was the purchase of a bond during the third quarter of 2014 with a fair value of $5.4 million.

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

At September 30, 2014, the Company’s subordinate bonds had an aggregate unpaid principal balance of $13.6 million ($5.6 million fair value). The payment of debt service on our subordinate bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At September 30, 2014, three bonds (amortized cost of $3.2 million and fair value of $3.6 million) were non-amortizing with principal due in full February 2030 and April 2046. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at September 30, 2014, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	Amortized Cost	Fair Value
September 30, 2014	$5,015	$16,816
October 1 through December 31, 2014	–	–
2015	–	–
2016	10,070	13,756
2017	–	–
2018	7,472	8,299
Thereafter	85,634	106,751
Bonds that may not be prepaid	23,969	25,472
Total	$132,160	$171,094

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $55.5 million and $77.7 million at September 30, 2014 and December 31, 2013, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $3.4 million and $1.4 million for the three months ended and $4.6 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. Interest income not recognized during the period in which these bonds were on non-accrual was $0.9 million and $1.7 million for the three months ended and $2.3 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that were current with respect to principal and interest payments, as well as those that were past due with respect to either principal or interest payments at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Total current	$140,661	$117,666
30-59 days past due	–	–
60-89 days past due	–	–
90 days or greater	30,433	77,666
Total	$171,094	$195,332

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $7.4 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Provided in the table below are net impairment on bonds recognized in earnings on bonds still in the Company’s portfolio at each period end and realized gains recognized on bonds at the time of sale or redemption reported through “Net gains on assets and derivatives.”

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net impairment recognized on bonds held at each period-end	$(113)	$(939)	$(113)	$(1,242)
Net impairment recognized on bonds sold/redeemed during each period	–	–	–	(530)
Gains recognized at time of sale or redemption	7,450	76,362	8,218	76,960
Total net gains on bonds	$7,337	$75,423	$8,105	$75,188

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At September 30, 2014, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average distribution rate of 14.4%. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not have impairments on the preferred stock for the nine months ended September 30, 2014 and 2013.

On March 28, 2013, the Company sold 100% of its interests in the preferred stock investments for $36.6 million plus accrued interest. Separately, the Company entered into three total return swap (“TRS”) agreements with an affiliate of the purchaser of the preferred stock investments.  The notional amount of the TRS was set based on the preferred stock investments as the reference asset.  Under the terms of the TRS, the Company receives an amount equal to the distributions on the preferred stock as outlined above and the Company pays a quarterly rate of 3-month London Interbank Offered Rate (“LIBOR”) plus a spread of 400 bps, 4.2% at September 30, 2014, on the notional amount, currently an aggregate of $36.6 million.  The TRS interest payments settle on a “net” basis. If and when the preferred stock is redeemed in part or in full, the notional amount on the TRS will be reduced by the same amount.  At September 30, 2014, the Company held 25% of the notional amount ($9.2 million) in the form of cash and bonds in a restricted collateral account as security for the TRS.

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

Note 4—REAL ESTATE

The following table summarizes the Company’s real estate at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Real estate held-for-use
Real estate held-for-use (1)	$18,092	$18,262
Real estate held-for-use related to CFVs (2)	78,836	102,314
Total real estate held-for-use	$96,928	$120,576

Real estate held-for-sale
Real estate held-for-sale	$11,693	$24,090
Real estate held-for-sale related to CFVs (2)	–	–
Total real estate held-for-sale	$11,693	$24,090

(1)	MMA Capital’s real estate held-for-use was comprised of two investments in undeveloped land with a combined carrying value of $6.2 million and an affordable multifamily property with a carrying value of $11.9 million at September 30, 2014. MMA Capital’s real estate held-for-use was comprised of three investments in undeveloped land with a combined carrying value of $7.9 million and an affordable multifamily property with a carrying value of $10.4 million at December 31, 2013.

(2)	For more information see Note 15, “Consolidated Funds and Ventures.”

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million that was reported through discontinued operations, consistent with the accounting guidance prior to the issuance and adoption of ASU 2014-08 by the Company.  The sales proceeds repaid the Company’s related unpaid bond principal in full and paid approximately 80% of the interest due on these debt financings.

During the first quarter of 2014, the Company foreclosed on three properties. Two of the three properties served as collateral to two of the Company’s bonds, which had been eliminated in consolidation. Prior to foreclosure, these properties had been reported as real estate held-for-use related to Consolidated Funds and Ventures.  At the time of foreclosure, the two real estate properties had a carrying amount of $9.8 million and a net equity deficit attributable to a non-controlling interest holder in Consolidated Funds and Ventures of $0.3 million.  As a result of foreclosure, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate held-for-sale related to MMA Capital and reclassified the equity deficit from a non-controlling interest holder to the common shareholders. The third property was a multifamily real estate property serving as collateral to one of the Company’s bonds with a fair value of $11.1 million at the foreclosure date.

During the third quarter of 2014, the Company sold the three real estate properties and related assets and obligations that were classified as held-for-sale at June 30, 2014 for $22.9 million which resulted in a gain on sale of real estate of $2.3 million that was reported through discontinued operations, consistent with the accounting guidance prior to the issuance and adoption of ASU 2014-08 by the Company.

During the third quarter of 2014, the Company assumed the general partner and limited partner interest in a real estate partnership from a non-profit that the Company consolidates. The real estate owned by this real estate partnership serves as collateral to two of the Company’s bonds, which have been eliminated in consolidation. Prior to the transfer, the property had been reported as real estate held-for-use related to Consolidated Funds and Ventures. At the time of the transfer, the real estate had a carrying amount of $10.0 million and net equity attributable to a non-controlling interest holder in Consolidated Funds and Venture of $0.3 million. As a result of this transfer, the Company reclassified the real estate from real estate held-for-sale related to Consolidated Funds and Ventures to real estate held-for-sale related to MMA Capital, and also reclassified the equity deficit from the non-controlling interest holder to the common shareholders. Upon adoption of ASU 2014-08 after the first quarter of 2014, the results of operations for properties that are classified as held-for-sale were included within continuing operations in the consolidated financial statements.

Additionally, during the third quarter of 2014, the Company reclassified an undeveloped parcel of land located in Los Angeles County, California with a carrying value of $1.3 million from real estate held-for-use to real estate held-for-sale.

Note 5—OTHER ASSETS

The following table summarizes other assets at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Other assets:
Investments in real estate partnerships	$6,268	$6,270
Investments in IHS-managed Funds and Ventures	1,979	1,194
Solar facilities (includes other assets such as cash and other receivables)	3,251	5,344
Debt issuance costs, net	3,084	3,579
Accrued interest receivable	1,227	1,250
Loans receivable	8,249	1,210
Other assets	6,754	2,449
Other assets held by CFVs (1)	23,347	23,664
Total other assets	$54,159	$44,960

(1)	For more information see Note 15, “Consolidated Funds and Ventures.”

Investments in Real Estate Partnerships

At September 30, 2014, the majority of this balance ($6.1 million) represents a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The Company accounts for its 33% interest as an equity investment and does not consolidate the partnership because the Company is not deemed to be the primary beneficiary.

The partnerships in which we hold investments had total assets of $26.3 million and $18.8 million at September 30, 2014 and December 31, 2013, respectively, and had total liabilities of $7.5 million at September 30, 2014. There were no outstanding liabilities at December 31, 2013. These partnerships had net losses of $0.4 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively.

Investments in IHS-managed Funds and Ventures

At September 30, 2014, the Company holds equity co-investments ranging from 2% to 5% in three IHS managed funds and ventures (SA Partnership, Fund II and SA Fund). IHS provides asset management services to each of these investment vehicles in return for asset management fees. For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as carried interest which is contingent upon the residual values of the assets held by each investment vehicle.

The Company accounts for its interest in the SA Partnership as an equity investment and does not consolidate the venture because neither IHS nor the Company was deemed to be the primary beneficiary. At September 30, 2014, the carrying basis of this investment was $2.0 million and is reflected in the table above. The SA Partnership had total assets of $84.6 million and $67.6 million at September 30, 2014 and December 31, 2013, respectively, and had total liabilities of $44.9 million and $44.5 million at September 30, 2014 and December 31, 2013, respectively. The SA Partnership had net losses of $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

The Company accounts for its interest in Fund II as an equity investment and does not consolidate the fund because the fund provides a dissolution right upon a simple majority vote of non-IHS affiliated limited partners such that the presumption of control by IHS is overcome. Fund II began operations in July 2014 and had $64.8 million of committed capital, of which $63.5 million is from third party investors at September 30, 2014. As of September 30, 2014, Fund II had no assets and no capital had been called. As of September 30, 2014, Fund II had incurred asset management fees of $0.3 million and reimbursable expenses of $1.1 million payable to IHS. As a result, IHS recognized $1.4 million of revenue during the third quarter of 2014. However, IHS did not allocate its share of these expenses to itself (based on its equity co-investment interest of 2%) because no capital had been called by the fund as of September 30, 2014. Fund II had total liabilities of $1.4 million at September 30, 2014 as discussed above and net losses of $1.4 million from its inception in July 2014 through September 30, 2014.

The Company consolidates the SA Fund because IHS is deemed to be the primary beneficiary. The Company’s carrying basis in its co-investment in the SA Fund was $3.7 million at September 30, 2014 and it was eliminated in consolidation. See Note 15, “Consolidated Funds and Ventures” for more information.

Solar Facilities

At September 30, 2014, the Company owned five solar facilities. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years.

During the first quarter of 2014, the Company repaid $0.7 million of outstanding debt relating to one of the solar facilities. The lender and the Company agreed to an additional payment of $0.2 million in contingent interest which resulted in a $0.2 million loss which was recognized during the first quarter of 2014.

During the third quarter of 2014, Company entered into an agreement to settle its remaining solar related debt of $1.5 million whereby the lender forgave and legally extinguished the debt resulting in a gain on debt extinguishment of $1.5 million.

Also during the third quarter of 2014, the counterparty on a long-term purchase power agreement associated with a solar facility that had a carrying value of $1.5 million terminated the agreement and purchased the facility from the Company for a termination fee of $1.5 million.

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

During the third quarter of 2014, as part of a debt restructuring, the Company entered into a loan agreement with a real estate partnership whereby the Company loaned the partnership $1.1 million and purchased resized mortgage debt (in the form of a bond) of $5.3 million from the real estate partnership at par. At the time of these transactions, one of the Company’s guaranteed LIHTC funds held the equity interest in the real estate partnership. At closing, it was determined that the loan fair value was less than the $1.1 million loan funding, resulting in a $0.8 million loan loss to bring the loan investment down to its estimated fair value.

Note 6—DEBT

The table below summarizes outstanding debt balances and the associated weighted-average interest rate based on amounts due within one year or after one year at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	Weighted-Average Effective Interest Rate at September 30, 2014	December 31, 2013	Weighted-Average Effective Interest Rate at December 31, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$778	1.4%	$21,261	1.8%
Due after one year	76,570	1.4	111,705	3.2
Notes payable and other debt – non-bond related
Due within one year	2,223	9.8	1,667	9.1
Due after one year	4,681	10.0	6,613	9.9

Total asset related debt	$84,252	2.1	$141,246	3.4

Other Debt (1)
Subordinate debentures (3)
Due within one year	$16,230	7.0	$757	8.1
Due after one year	132,917	7.2	143,664	7.2
Notes payable and other debt
Due within one year (4)	39,337	4.6	4,521	9.6
Due after one year	6,005	4.1	60,173	5.2

Total other debt	$194,489	6.6	$209,115	6.7

Total asset related debt and other debt	$278,741	5.2	$350,361	5.3

Debt related to CFVs (5)
Due within one year	$176	6.5	$14	6.0
Due after one year	69,388	3.7	91,588	4.3
Total debt related to CFVs	$69,564	3.7	$91,602	4.3

Total debt	$348,305	4.9	$441,963	5.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 million at December 31, 2013. This debt was extinguished during the second quarter of 2014.

(3)	Included in the subordinate debt balance were $8.3 million and $3.0 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at September 30, 2014 and December 31, 2013, respectively.

(4)	This amount includes $1.5 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

(5)	See Note 15, “Consolidated Funds and Ventures” for more information.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at September 30, 2014:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2014	$2,924	$55	$2,979
2015	56,616	163	56,779
2016	16,435	174	16,609
2017	17,131	185	17,316
2018	50,776	50,347	101,123
Thereafter	126,601	18,056	144,657
Net premium	8,258	584	8,842
Total	$278,741	$69,564	$348,305

Included in the 2014 principal payments for asset related debt and other debt is $1.5 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At September 30, 2014, this debt was comprised of TRS financing agreements on bonds available-for-sale.

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

During the third quarter of 2014, the TRS financing was terminated because the bond was redeemed and as a result, the Company derecognized the bond ($14.4 million fair value) and debt ($14.5 million carrying value) and paid $0.1 million in cash. This transaction had no impact on common shareholders’ equity. Also during the third quarter of 2014, the Company paid $17.1 million to terminate a bond related TRS financing carried at $17.1 million, thus extinguishing the debt and having no impact on shareholders’ equity.

Interest expense on notes payable and other debt – bond related totaled $2.1 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at September 30, 2014:

(dollars in thousands)

Issuer	Principal	Net Premium	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$28,909	$–	$28,909	Amortizing	December 2027 and December 2033	8.0%

MFH	33,286	2,702	35,988	$4,689 due April 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3% (1)

MFH	30,116	2,253	32,369	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	17,219	1,190	18,409	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)

MFH	31,308	2,164	33,472	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3% (1)
	$140,838	$8,309	$149,147

(1)	The pay rate on this debt is currently 75 bps; however, we recognize interest expense on an effective yield basis which was approximately 6.9% at September 30, 2014. See the first table within this note which provides weighted-average effective rate information for all of our debt.

Interest expense on the subordinate debt totaled $7.7 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Notes Payable and Other Debt

At September 30, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See Note 3, “Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month LIBOR plus 400 bps (4.2% at September 30, 2014), which resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination. The majority of our remaining debt includes $1.5 million collateralized by real estate.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2014.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative assets and liabilities fair value balances at September 30, 2014 and December 31, 2013.

	Fair Value
	September 30, 2014		December 31, 2013
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$1,026	$177	$–	$–
Interest rate cap	330	–	–	–
Interest rate swap	–	663	–	626
Total derivative financial instruments	$1,356	$840	$–	$626

The following table summarizes the derivative notional amounts at September 30, 2014 and December 31, 2013.

	Notional
(in thousands)	September 30, 2014	December 31, 2013
Total return swaps	$90,381	$–
Interest rate cap	45,000	–
Interest rate swap	7,767	7,820
Total derivative financial instruments	$143,148	$7,820

The following table summarizes derivative activity for the three months and nine months ended September 30, 2014 and 2013.

	Realized/Unrealized Gain (Losses) for the three months ended September 30,		Realized/Unrealized Gains for the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total return swaps (1)	$1,856	$–	$2,510	$–
Interest rate cap	(38)	–	(463)	–
Interest rate swap (2)	(60)	(76)	(268)	(156)
Other	–	–	–	215
Total	$1,758	$(76)	$1,779	$59

(1)	The cash paid and received on total return swaps designated as derivatives is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash received was $1.0 million and $1.7 million for the three months and nine months ended September 30, 2014, respectively.

(2)	The cash paid and received on interest rate swap is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash paid was $0.1 million for the three months ended September 30, 2014 and 2013. Net cash paid was $0.2 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Total return swaps

As of September 30, 2014, the Company had 10 bond related TRS agreements. Under the terms of the TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $89.1 million with a weighted average pay rate of 5.9% at September 30, 2014). The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread. As of September 30, 2014, the weighted average spread was 138 bps resulting in a weighted average pay rate of 1.4%.

Interest rate cap

On January 2, 2014, the Company paid $0.8 million for an interest rate cap that terminates on January 2, 2019 to protect against rising interest rates associated with certain TRS agreements. The notional amount on the interest rate cap was $45.0 million at September 30, 2014 and protects us on $45.0 million of our floating rate debt in the event SIFMA rises to 250 bps or higher.

Interest rate swap

At September 30, 2014 and December 31, 2013, the Company had one interest rate swap contract. Under the terms of the agreement, the counterparty is required to pay the Company SIFMA plus 250 bps (pay rate of 2.5% at September 30, 2014) and the Company is required to pay the counterparty a fixed interest rate of 6.5%.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	September 30, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	7,950	–	–	7,074

Liabilities:
Notes payable and other debt, bond related	77,348	–	–	79,217
Notes payable and other debt, non-bond related	52,246	–	–	47,492
Notes payable and other debt related to CFVs	69,564	–	50,479	18,803
Subordinate debt issued by MFH	120,238	–	–	44,123
Subordinate debt issued by MFI	28,909	–	–	28,909

	December 31, 2013
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	1,200	–	–	271

Liabilities:
Notes payable and other debt, bond related	132,966	–	–	131,321
Notes payable and other debt, non-bond related	72,974	–	–	65,253
Notes payable and other debt related to CFVs	91,602	–	50,338	40,178
Subordinate debt issued by MFH	114,950	–	–	42,869
Subordinate debt issued by MFI	29,471	–	–	29,471

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

Subordinate debt – The Company estimates fair value by using best available market benchmarks, taking into account credit risk. The fair value of the subordinate debt issued by MFH was estimated using an internal valuation model, taking into consideration credit risk. There can be no assurance that the Company could repurchase the remaining subordinated debt issued by MFH at the estimated fair value reflected in the table above or that the debt would trade at that price.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

		Fair Value Measurement Levels
(in thousands)	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$171,094	$–	$–	$171,094
Derivative assets	1,356	–	330	1,026

Liabilities:
Derivative liabilities	$840	$–	$–	$840

		Fair Value Measurement Levels
(in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$195,332	$–	$–	$195,332

Liabilities:
Derivative liabilities	$626	$–	$–	$626

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, July 1, 2014	$181,710	$477	$(1,127)
Net (losses) gains included in earnings	(389)	549	287
Net change in other comprehensive income (1)	(2,967)	–	–
Impact from purchases	5,300	–	–
Impact from redemptions	(7,968)	–	–
Impact from settlements	(4,592)	–	–
Balance, September 30, 2014	$171,094	$1,026	$(840)

(1)	This amount includes the reversal of $6.5 million of unrealized gains related to bonds that were redeemed, offset by $3.5 million of unrealized net holding gains arising during the period.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond redemption and derivative settlement for the three months ended September 30, 2014.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30 2014	$(113)	$(276)	$836
Additional realized gains recognized	7,450	–	960
Total gains (losses) reported in earnings	$7,337	$(276)	$1,796

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2013.

(in thousands)	Bonds Available-for- sale	Derivative Liabilities
Balance, July 1, 2013	$896,322	$(694)
Net (losses) gains included in earnings	(1,321)	32
Net change in other comprehensive income (1)	(80,682)	–
Impact from sales/redemption	(606,121)	–
Bonds eliminated due to real estate consolidation and foreclosure	(10,168)	–
Impact from settlements	(1,545)	–
Balance, September 30, 2013	$196,485	$(662)

(1)	This amount includes the reversal of $76.4 million of unrealized gains related to bonds that were redeemed plus $5.2 million of unrealized net holding losses arising during the period, offset by $0.9 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the three months ended September 30, 2013.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2013	$(939)	$(382)	$32
Additional realized gains (losses) recognized	76,362	–	(77)
Total gains (losses) reported in earnings	$75,423	$(382)	$(45)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2014	$195,332	$–	$(626)
Net (losses) gains included in earnings	(2,296)	1,026	(214)
Net change in other comprehensive income (1)	4,069	–	–
Impact from purchases	8,380	–	–
Impact from redemptions	(13,620)	–	–
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)	–	–
Impact from settlements	(9,713)	–	–
Balance, September 30, 2014	$171,094	$1,026	$(840)

(1)	This amount includes $11.3 million of unrealized net holding gains arising during the period, offset by the reversal of $7.2 million of unrealized bond losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the nine months ended September 30, 2014.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2014	$(113)	$(2,183)	$812
Additional realized gains recognized	8,218	–	1,429
Total gains (losses) reported in earnings	$8,105	$(2,183)	$2,241

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013.

(in thousands)	Bonds Available-for- sale	Derivative Liabilities
Balance, January 1, 2013	$969,394	$(1,067)
Net (losses) gains included in earnings	(4,589)	259
Net change in other comprehensive income (1)	(91,980)	–
Impact from sales/redemptions	(612,154)	–
Bonds eliminated due to real estate consolidation and foreclosure	(55,275)	–
Impact from settlements	(8,911)	146
Balance, September 30, 2013	$196,485	$(662)

(1)	This amount includes the reversal of $77.0 million of unrealized gains related to bonds that were redeemed plus $16.8 million of unrealized net holding losses arising during the period, offset by $1.8 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the nine months ended September 30, 2013.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities held at January 1, 2013, but settled during the first nine months of 2013	$(530)	$–	$–
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2013	(1,242)	(2,817)	259
Additional realized gains (losses) recognized	76,960	–	(230)
Total gains (losses) reported in earnings	$75,188	$(2,817)	$29

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.0% and 6.6% at September 30, 2014 and December 31, 2013, respectively, for performing bonds still held in the portfolio at September 30, 2014. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate was 8.1% at September 30, 2014 and December 31, 2013, for the bonds remaining in our portfolio at September 30, 2014. The weighted average capitalization rate was 6.8% at September 30, 2014 and December 31, 2013, for the bonds remaining in our portfolio at September 30, 2014. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – At September 30, 2014, the Company had one interest rate swap contract, an interest rate cap contract and 10 total return swap contracts accounted for as derivatives. The interest rate swap contract was valued using an internal valuation model, taking into consideration credit risk. The interest rate cap contract was measured by a third party using observable market data, resulting in a Level 2 valuation classification. The total return swaps were measured by a third party using a Level 3 valuation approach.

Non-recurring Valuations

At September 30, 2014 and December 31, 2013, the Company had assets that were measured at fair value using a Level 3 fair value measurement on a non-recurring basis. At December 31, 2013, the Company held loans with non-recurring valuations; however, these loans were de minimis.

During the first quarter of 2014, the Company foreclosed on real estate previously classified as real estate held-for-use by a consolidated fund and venture. As a result of the foreclosure and the expected future sale, the Company reclassified the real estate to held-for-sale by MMA Capital.  Upon reclassification, it was determined that the fair value was less than the real estate’s carrying value resulting in a $0.2 million impairment to bring the real estate down to its fair value less estimated costs to sell.

During the third quarter of 2014, the Company entered into a loan agreement with a real estate partnership whereby the Company loaned the partnership $1.1 million. At closing, it was determined that the loan fair value was less than the $1.1 million loan funding, resulting in a $0.8 million loan loss to bring the loan investment down to its estimated fair value. See Note 5 “Other Assets” for more information.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$948	$20,224	$1,198

Through the indemnification contracts outlined in the table above, the Company guarantees the investor yields on certain third party LIHTC Funds and property performance on certain third party Lower Tier Property Partnerships (“LTPPs”). The Company made no cash payments related to these indemnification agreements for the nine months ended September 30, 2014 and 2013. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with certain LIHTC Funds managed by the Company as of September 30, 2014. See Note 15, “Consolidated Funds and Ventures” for information on these guarantees.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at September 30, 2014 and December 31, 2013. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

	September 30, 2014
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt – notes payable	$–	$–	$4,822	$–	$6,110	$10,932
Debt and derivatives – total return swaps	9,489	102,979	–	31,371	–	143,839
Other (1)	14,993	–	–	–	196	15,189
CFVs (2)	40,974	–	78,836	–	23,347	143,157
Total	$65,456	$102,979	$83,658	$31,371	$29,653	$313,117

	December 31, 2013
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for-Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt – notes payable	$–	$–	$15,644	$–	$11,613	$27,257
Debt – total return swap financing	20,006	105,511	–	31,371	–	156,888
Other (1)	15,000	29,258	–	–	294	44,552
CFVs (2)	52,897	–	102,314	–	23,664	178,875
Total	$87,903	$134,769	$117,958	$31,371	$35,571	$407,572

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by CFVs. The real estate serves as collateral to bonds eliminated in consolidation.

Note 11—Commitments and Contingencies

Operating Leases

During the third quarter of 2014, IHS entered into a new operating lease. As of September 30, 2014, the Company has three non-cancelable operating leases that expire between 2016 and 2018. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the three months and nine months ended September 30, 2014 and 2013 reported through “General and administrative” on the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Rental expense	$(118)	$(468)	$(466)	$(1,537)
Rental income	–	311	112	976
Net rental expense	$(118)	$(157)	$(354)	$(561)

The following table summarizes the future minimum rental commitments on the three non-cancelable operating leases at September 30, 2014:

(in thousands)
2014	$109
2015	438
2016	112
2017	81
2018	36
Total minimum future rental commitments	$776

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at September 30, 2014. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative case have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.4 million and $0.9 million and had a contingent obligation of $0.5 million recorded at September 30, 2014.  The parties have reached an agreement in principle in the foregoing range, but there are numerous steps to be taken before the settlement can be considered final and binding. Assuming the agreement becomes final and binding, the resulting settlement amount is expected to be covered fully by insurance.

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income from continuing operations	$8,709	$72,977	$5,710	$106,862
Net income from discontinued operations	3,903	339	18,091	5,280
Net income to common shareholders	$12,612	$73,316	$23,801	$112,142

Basic weighted-average shares (1)	7,454	8,458	7,760	8,476
Common stock equivalents (2) (3) (4)	318	325	–	289
Diluted weighted-average shares	7,772	8,783	7,760	8,765

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At September 30, 2014, 410,000 stock options were in the money and had a dilutive share impact of 296,882 and 290,150 for the three months and nine months ended September 30, 2014, respectively. In addition, 41,667 unvested employee deferred shares had a dilutive share impact of 20,834 for the three months and nine months ended September 30, 2014. For the nine months ended September 30, 2014, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)	At September 30, 2013, 426,625 stock options were in the money and had a dilutive share impact of 294,040 and 274,768 for the three months and nine months ended September 30, 2013. In addition, 52,083 unvested employee deferred shares had a dilutive share impact of 31,250 and 13,965 for the three and nine months ended September 30, 2013.

(4)	For the three months and nine months ended September 30, 2014, the average number of options excluded from the calculations of diluted earnings per share was 60,211, because of their anti-dilutive effect (i.e. these stock options were not in the money). For the three months and nine months ended September 30, 2013, the average number of options excluded from the calculations of diluted earnings per share was 60,457 and 91,361 because of their anti-dilutive effect (i.e. these stock options were not in the money).

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders. All share and per share information has been adjusted to reflect the reverse stock split.

As of September 30, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 1.4 million shares. At its November 2014 meeting, the Board authorized the repurchase of an additional 350,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $11.01 per share.

During the three months and nine months ended September 30, 2014, the Company repurchased 240,694 and 801,056 shares at an average price of $9.49 and $8.66, respectively. As of September 30, 2014, the Company had repurchased 1.2 million shares at an average price of $7.91 under its stock repurchase program since the plan’s inception, leaving 535,683 shares to be purchased under the existing program, inclusive of the increase to the program authorized at the November 2014 Board meeting.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. The Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Noncontrolling interests in:
LIHTC Funds	$287,948	$328,236
SA Fund	133,701	130,839
Consolidated Lower Tier Property Partnerships	11,561	16,086
IHS	(397)	(1,648)
Total	$432,813	$473,513

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

LIHTC Funds

The noncontrolling interest in the LIHTC Funds is comprised primarily of the LIHTC Funds’ investment in LTPPs as well as operating cash partially offset by the LIHTC Funds’ obligations, which primarily consist of unfunded equity commitments to LTPPs.  At September 30, 2014, there were $9.6 million of unfunded equity commitments. The vast majority of the equity in the LIHTC Funds is held by third parties as the Company’s equity interest is nominal (ranging from 0.01% to 0.04%).  A LIHTC Fund’s investment in LTPPs is accounted for under the equity method, which means the investment balance is impacted by its share of LTPP income or loss.  By design, the Lower Tier Property Partnerships typically generate net losses which are generally driven by depreciation of the rental property.  The investment balance is also impacted by impairment charges as well as investment disposition activity.  The decline in the noncontrolling interest balance was primarily a result of the decline in the LIHTC Funds’ investment balance mainly due to net operating losses and impairment charges recognized.  During the first nine months of 2014, the Funds’ investment balance declined by $37.2 million and the noncontrolling interest balance declined by $40.3 million.  See Note 15, “Consolidated Funds and Ventures” for more information.

On October 8, 2014, the Company sold its general partner and manager interests and asset management rights in these LIHTC Funds. See Note 17, “Subsequent Events” for more information.

SA Fund

The noncontrolling interest in the SA Fund is comprised primarily of the SA Fund’s investment in for-sale and rental properties as well as operating cash partially offset by the SA Fund’s debt obligations.  The vast majority of the equity in the SA Fund is held by third parties as the Company’s equity interest is 2.7%.  The SA Fund’s investments in for-sale and rental properties are accounted for at fair value.  During the first nine months of 2014, the SA Fund’s noncontrolling interest balance increased by $2.9 million, which was due to $12.3 million of net operating income offset by $9.4 million of foreign currency translation loss. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded for the nine months ended September 30, 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company recorded $0.3 million of foreign currency translation losses through accumulated other comprehensive income allocable to common shareholders for the nine months ended September 30, 2014.

Consolidated Lower Tier Property Partnerships

At September 30, 2014, a non-profit, consolidated by the Company, consolidated eight LTPPs because the non-profit held the GP interest in each LTPP.

IHS

During the second quarter of 2014, the Company purchased an additional 13.2% interest in IHS for $1.6 million which was recorded as a distribution of noncontrolling equity. As a result of this purchase, the Company transferred the deficit equity balance of $2.8 million associated with these shares (including the $1.6 million distribution) out of noncontrolling equity and into common equity (reported within “Net change due to consolidation” on the Consolidated Statements of Equity). The purchase and the transfer caused noncontrolling equity to increase by $1.2 million, common shareholders’ equity to decline by $2.8 million and total equity to decline by the cash paid of $1.6 million.

At September 30, 2014 and December 31, 2013, 3.7% and 17%, respectively, of IHS was held by third parties.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders for the three months ended September 30, 2014.

(in thousands)	Bonds Available-for- Sale	Income Tax (Expense) Benefit	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at July 1, 2014	$41,901	$(458)	$(296)	$41,147
Unrealized net holding gains (losses) arising during period	3,370	458	(134)	3,694
Reversal of unrealized gains on redeemed bonds	(6,450)	–	–	(6,450)
Reclassification of unrealized losses to operation	113	–	–	113
Net change in other comprehensive income	(2,967)	458	(134)	(2,643)
Balance at September 30, 2014	$38,934	$–	$(430)	$38,504

The following table summarizes the net change in accumulated other comprehensive income allocable to the common shareholders for the three months ended September 30, 2013.

	Bonds Available-for- Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at July 1, 2013	$119,239	$(333)	$118,906
Unrealized net holding (losses) gains arising during period	(5,259)	43	(5,216)
Reversal of unrealized gains on sold/redeemed bonds	(76,362)	–	(76,362)
Reclassification of unrealized losses to operations	939	–	939
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(2,411)	–	(2,411)
Net change in other comprehensive income	(83,093)	43	(83,050)
Balance at September 30, 2013	$36,146	$(290)	$35,856

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders for the nine months ended September 30, 2014.

(in thousands)	Bonds Available-for- Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$36,868	$(209)	$36,659
Unrealized net holding gains (losses) arising during period	11,184	(141)	11,043
Reversal of unrealized gains on redeemed bonds	(7,228)	–	(7,228)
Reclassification of unrealized losses to operations	113	–	113
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(2,003)	–	(2,003)
Other (1)	–	(80)	(80)
Net change in other comprehensive income	2,066	(221)	1,845
Balance at September 30, 2014	$38,934	$(430)	$38,504

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

The following table summarizes the net change in accumulated other comprehensive income allocable to the common shareholders for the nine months ended September 30, 2013.

	Bonds Available- for-Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$139,021	$(334)	$138,687
Unrealized net holding (losses) gains arising during period	(16,792)	44	(16,748)
Reversal of unrealized gains on sold/redeemed bonds	(76,960)	–	(76,960)
Reclassification of unrealized losses to operations	1,772	–	1,772
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(10,895)	–	(10,895)
Net change in other comprehensive income	(102,875)	44	(102,831)
Balance at September 30, 2013	$36,146	$(290)	$35,856

Note 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Employees’ Stock-Based Compensation Plan	$62	$279	$1,714	$1,937
Non-employee Directors’ Stock-Based Compensation Plan	50	75	188	200
Total	$112	$354	$1,902	$2,137

Employees’ Stock-Based Compensation Plan

As of September 30, 2014, there were approximately 374,187 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders; the non-shareholder approved Plans are currently restricted to the issuance of stock options. As a result, of the 374,187 shares available under the plans, only 10,047 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2013 (1)	469	$18.04	7.8	$58	$355
Forfeited/Expired in 2013	(53)	132.50
Outstanding at December 31, 2013 (1)	416	3.52	7.3	1,644	1,785
Forfeited/Expired in 2014	–
Outstanding at September 30, 2014 (1)	416	3.52	6.6	3,172	3,295

Number of options that were exercisable at:
December 31, 2013	287	4.29	6.9
September 30, 2014	325	4.00	6.4

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 406,988; 378,173; and 297,269 at September 30, 2014, December 31, 2013 and January 1, 2013, respectively.

The value of employee options increased by $1.5 million during the nine months ended September 30, 2014 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at September 30, 2014, have both time and price vesting requirements. A portion of the shares vest over the next two years and a portion of the shares vest if the average price requirement of $10.00 per share and $12.50 per share is met, respectively.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2014	58	$16.44	$218
Granted in 2014	–
Issued in 2014	16	47.41
Balance, September 30, 2014	74

The Company recognized $0.2 million of additional compensation expense related to employee deferred shares during the nine months ended September 30, 2014 mainly driven by the increase in MMA Capital’s share price and amortization of the 2013 grants.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 440,612 were available to be issued at September 30, 2014. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

At December 31, 2013 there were 15,625 director options that were vested and outstanding with a weighted average strike price of $1.80 and an aggregate intrinsic value of $58,984.  All of these options were exercised on March 25, 2014 leaving no outstanding director options as of September 30, 2014.

See the table below which summarizes the director options that vested as well as the common shares and deferred shares granted to the directors for services rendered for the nine months ended September 30, 2014 and 2013. The directors are fully vested in the deferred shares at the grant date.

(in dollars)	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
September 30, 2014	4,604	7,162	$7.97	–	$187,500
September 30, 2013	959	12,424	6.05	11,719	200,000

Directors are paid $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants. For the nine months ended September 30, 2014 and 2013, the Company recognized $187,500 and $200,000 in Director fees, of which $93,750 and $100,000 was paid in cash and the balance in common shares, deferred shares and vested options. Director fees are reflected in “General and administrative” on the consolidated statements of operations.

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

During the first quarter of 2014, the Company sold the two real estate properties and related assets and obligations that were classified as held-for-sale at December 31, 2013 for $35.8 million which resulted in a gain on sale of real estate of $14.0 million that was reported through discontinued operations, consistent with the accounting guidance prior to the issuance and adoption of ASU 2014-08 by the Company.

During the third quarter of 2014, the Company sold the three real estate properties and related assets and obligations that were classified as held-for-sale at June 30, 2014, for $22.9 million which resulted in a gain on sale of real estate of $2.3 million that was reported through discontinued operations, consistent with the accounting guidance prior to the issuance and adoption of ASU 2014-08 by the Company.

At September 30, 2014, the Company had one real estate property and one parcel of land classified as held-for-sale; however, as a result of the Company adopting ASU 2014-08 after the first quarter of 2014, the results of operations for these properties are included within continuing operations in the consolidated financial statements. See Note 4, “Real Estate” for more information.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Sublease income	$–	$–	$–	$492
Income from CFVs (primarily rental income)	–	3,957	279	11,699
Income from REO operations	–	–	1,148	–
Rent expense	–	–	–	(492)
Expenses from CFVs (primarily operating expenses)	–	(4,071)	(244)	(10,886)
Expenses from REO operations	–	–	(1,112)	–
Other income	83	84	250	375
Other expense	(5)	(39)	(68)	(412)
Net gain on property acquisition	–	320	–	320
Income tax benefit	1,448	–	–	–
Net income before disposal activity	1,526	251	253	1,096
Disposal:
Net gains related to REO	2,368	95	17,671	176
Net gains related to CFVs	9	25	17	5,252
Net income from discontinued operations	3,903	371	17,941	6,524
(Income) loss from discontinued operations allocable to noncontrolling interests	–	(32)	150	(1,244)
Net income to common shareholders from discontinued operations	$3,903	$339	$18,091	$5,280

The details of net income to common shareholders from discontinued operations for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$–	$61	$185	$1,174
Other income	83	404	1,398	1,186
Other expense	(5)	(246)	(1,180)	(1,161)
Income tax benefit	1,448	–	–	–
Net gains on disposal of REO	2,368	95	17,671	176
Net gains on redemption of bonds	9	25	17	3,905
Net income to common shareholders from discontinued operations	$3,903	$339	$18,091	$5,280

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

The total assets, by type of consolidated fund or venture, at September 30, 2014 and December 31, 2013 are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
LIHTC Funds	$284,929	$329,033
SA Fund	188,194	184,649
Consolidated Lower Tier Property Partnerships	82,694	107,362
Other consolidated entities	1,911	2,163
Total assets of CFVs	$557,728	$623,207

The following provides a detailed description of the nature of these entities.

LIHTC Funds

At September 30, 2014, the Company consolidates 11 guaranteed LIHTC Funds. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties (see Investments in Lower Tier Property Partnerships in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting.

The Company guarantees the investor yield for each of these 11 LIHTC Funds. At September 30, 2014 and December 31, 2013, the Company’s maximum exposure under these guarantees was estimated to be approximately $614.4 million; however, the Company does not anticipate any losses under these guarantees.

On October 8, 2014, the Company sold its general partner and manager interests and asset management rights in these 11 LIHTC Funds; however, it retained its investor yield guarantee. See Note 17, “Subsequent Events” for more information.

SA Fund

The Company is the majority owner of the GP of the SA Fund, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing primarily in South Africa (see SA Fund investments in the Asset Summary below). The SA Fund has $112.3 million in equity commitments from investors, of which $107.3 million has been funded at September 30, 2014. As a 2.7% limited partner of the SA Fund, the Company’s portion of this equity commitment is $3.0 million. At September 30, 2014, the Company had funded all of this equity commitment. The SA Fund also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded at September 30, 2014. Because the Company is deemed the primary beneficiary of the SA Fund through its majority owned GP interest in the SA Fund, the Company’s 2.7% equity investment is eliminated and the SA Fund is consolidated. The Company is allocated 2.7% of the SA Fund’s operating activities through an income or loss allocation.

Consolidated Lower Tier Property Partnerships

At September 30, 2014, the Company consolidates a non-profit entity for which it is deemed the primary beneficiary (see Other Consolidated Entities below). The non-profit consolidates certain Lower Tier Property Partnerships because it is deemed to be the primary beneficiary.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entity. Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property. The REO, which is the primary asset of the Consolidated Lower Tier Property Partnerships, is reported in “Real estate held-for-use, net” on the consolidated balance sheets. See the Asset Summary below.

Other Consolidated Entities

As of September 30, 2014, the Company consolidated a non-profit entity because it is deemed to be the primary beneficiary.

The following section provides more information related to the assets of the CFVs at September 30, 2014 and December 31, 2013.

Asset Summary:

(in thousands)	September 30, 2014	December 31, 2013
Cash, cash equivalents and restricted cash	$40,974	$52,897
Investments in Lower Tier Property Partnerships	248,811	286,007
SA Fund investments	165,760	158,325
Real estate held-for-use, net	78,836	102,314
Other assets	23,347	23,664
Total assets of CFVs	$557,728	$623,207

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated Lower Tier Property Partnerships, as well as the assets and liabilities of the Lower Tier Property Partnerships at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
LIHTC Funds’ investment in Lower Tier Property Partnerships	$248,811	$286,007
Total assets of Lower Tier Property Partnerships (1)	$1,286,839	$1,324,704
Total liabilities of Lower Tier Property Partnerships (1)	1,037,932	1,038,983

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying Lower Tier Property Partnerships relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds which represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s bonds secured by properties owned by the Lower Tier Property Partnerships at September 30, 2014 and December 31, 2013, was $75.3 million and $64.9 million, respectively.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. See Note 9, “Fair Value Measurements” for more information. The SA Fund investments are carried at their fair value of $165.8 million and $158.3 million at September 30, 2014 and December 31, 2013, respectively and are considered Level 3 valuations. As noted in the table below, during the first nine months of 2014, the SA Fund recorded purchases of $17.0 million, sales and distributions of $12.6 million and fair value gains of $14.7 million based on internal fair value estimates; however, these gains were partially offset by $11.7 million of foreign currency translation losses. Because the SA Fund’s functional currency is the South African rand and the Company’s functional currency is the US dollar, the Company translates the SA Fund’s rand balance sheet into a dollar denominated balance sheet as part of consolidating the SA Fund into the Company’s balance sheet.  The translation losses recorded during the first nine months of 2014 were a result of the weakening of the South African rand as compared to the US dollar. The Company’s economic share of the SA Fund’s operating activities and the related foreign currency translation loss was 2.7%, resulting in $0.1 million of net comprehensive income allocable to the common shareholders for the first nine months of 2014.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30,
(in thousands)	2014	2013
Balance, July 1,	$163,458	$156,723
Net gains included in earnings related to CFVs	10,195	2,882
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(9,934)	(2,658)
Impact from purchases	2,433	8,029
Impact from sales and distributions	(392)	(7,185)
Balance, September 30,	$165,760	$157,791

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
(in thousands)	2014	2013
Balance, January 1,	$158,325	$161,433
Net gains included in earnings related to CFVs	14,683	20,178
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(11,654)	(27,226)
Impact from purchases	17,000	15,699
Impact from sales and distributions	(12,594)	(12,293)
Balance, September 30,	$165,760	$157,791

The SA Fund has committed $161.4 million of capital to the project entities that in turn invest that capital into affordable for-sale and rental properties of which $138.4 million was funded at September 30, 2014.

Consolidated Lower Tier Property Partnerships’ Real estate held-for-use, net

The real estate held-for-use by Consolidated Lower Tier Property Partnerships was comprised of the following at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Building, furniture and fixtures	$89,305	$108,424
Accumulated depreciation	(20,468)	(17,997)
Land	9,999	11,887
Total	$78,836	$102,314

Depreciation expense was $4.9 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively, of which $0.1 million and $2.2 million was recorded in discontinued operations for the nine months ended September 30, 2014 and 2013, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the nine months ended September 30, 2014 and 2013.

The Consolidated Lower Tier Property Partnerships which own the real estate held-for-use (affordable multifamily properties) were consolidated by a non-profit entity that is in turn consolidated by the Company. The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entity. However, the Company provided debt financing to the Consolidated Lower Tier Property Partnerships. In consolidation, because the Company consolidates the Lower Tier Property Partnerships, the real estate held by the Consolidated Lower Tier Property Partnerships is reflected on the Company’s balance sheet. The Company’s bonds have been eliminated against the related mortgage debt obligations of the Consolidated Lower Tier Property Partnerships. The Company’s maximum loss exposure is the fair value of its bonds. At September 30, 2014, the fair value of these bonds was $47.0 million, including $0.7 million of net unrealized losses occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

During the first quarter of 2014, the Company foreclosed on two properties that were reported as real estate held-for-use related to Consolidated Funds and Ventures at December 31, 2013.  At the time of transfer, the two real estate properties had a carrying amount of $9.8 million.  As a result of this foreclosure, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MMA Capital.

During the third quarter of 2014, a non-profit entity consolidated by the Company transferred a property to a wholly owned subsidiary of the Company, which had provided bond financing to this property. See Note 4, “Real Estate” for more information. At the time of transfer, this rental property had a carrying value of $10.0 million. As a result of this transfer, the Company reclassified the real estate from real estate related to Consolidated Funds and Ventures to real estate related to MMA Capital.

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Liabilities of CFVs:
Debt	$69,564	$91,602
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	9,597	13,461
Other liabilities	4,836	4,043
Total liabilities of CFVs	$83,997	$109,106

Debt

At September 30, 2014 and December 31, 2013, the debt of the CFVs had the following terms:

	September 30, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates		Maturity Dates
SA Fund (1)	$50,150	$50,150	2.	6%	April 2018
Consolidated Lower Tier Property Partnerships	19,414	19,028	6.	4	Various dates through March 2049
Total	$69,564	$69,178

	December 31, 2013
(in thousands)	Carrying Amount	Face Amount	Weighted-average Effective Interest Rates		Maturity Dates
SA Fund (1)	$49,886	$49,886	2.	6%	April 2018
Consolidated Lower Tier Property Partnerships	41,716	40,987	6.	3	Various dates through March 2049
Total	$91,602	$90,873

(1)	This amount includes $1.1 million and $0.8 million of capitalized interest for the period ended September 30, 2014 and December 31, 2013, respectively.

SA Fund

The SA Fund has an agreement with OPIC to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of September 30, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. See Note 9, “Fair Value Measurements” for more information. The SA Fund derivative assets were carried at $10.4 million and $8.5 million at September 30, 2014 and December 31, 2013, respectively, based on Level 2 Fair Value measurements as determined by a third party.  The SA Fund derivatives increase in value when the South African rand declines in value in comparison to the US dollar.  The South African rand is the functional currency of the Fund; as such, the derivatives (as well as all SA Fund assets) are subject to foreign currency translation adjustment when translated to the Company’s dollar denominated balance sheet and lose value as the South African rand declines in value in comparison to the US dollar.

At September 30, 2014, the SA Fund had $2.1 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

The following section provides more information related to the income statement of the CFVs for the three months and nine months ended September 30, 2014 and 2013.

Income Statement Summary:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Rental and other income from real estate	$3,159	$3,315	$10,210	$8,404
Interest and other income	682	3,714	4,291	7,745
Total revenue from CFVs	3,841	7,029	14,501	16,149

Expenses:
Depreciation and amortization	2,069	2,207	6,460	5,919
Interest expense	715	1,253	2,628	2,228
Other operating expenses	3,823	3,399	9,658	8,118
Foreign currency loss	3,030	840	3,556	8,390
Asset impairments	7,659	6,678	19,302	14,559
Total expenses from CFVs	17,296	14,377	41,604	39,214

Net gains (losses) related to CFVs:
Investment gains	10,195	3,554	15,491	20,849
Derivative (losses) gains	2,432	258	1,426	6,883
Net loss on sale of properties	–	–	(138)	–
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,346)	(6,343)	(18,812)	(20,129)
Net loss	(5,174)	(9,879)	(29,136)	(15,462)
Net losses allocable to noncontrolling interests in CFVs (1)	7,138	10,949	32,335	18,358
Net income allocable to the common shareholders related to CFVs	$1,964	$1,070	$3,199	$2,896

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the non-profit entity, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders related to CFVs for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$598	$208	$1,524	$1,714
Asset management fees	1,844	888	3,514	2,629
Guarantee fees	331	331	993	993
Equity in losses from Lower Tier Property Partnerships	(277)	(384)	(2,187)	(2,821)
Equity in income from SA Fund	246	152	388	643
Other expense	(778)	(125)	(1,033)	(262)
Net income allocable to the common shareholders related to CFVs	$1,964	$1,070	$3,199	$2,896

Note 16—segment Information

The Company currently operates through two reportable segments: US Operations and International Operations.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, LIHTCs and Other Investments and Obligations. For purposes of the reportable segment results, our Corporate activity is currently included in US Operations.

International Operations

Outside of the US, we are in the business of raising, investing in and asset managing private real estate funds which invest in affordable for-sale and rental housing for Sub Saharan Africa, primarily in South Africa. The Company’s International Operations take place through a subsidiary, IHS.

Consolidated Funds and Ventures

CFVs are entities for which the Company is deemed to be the primary beneficiary. The Company earns revenue from these CFVs mainly through asset management fees, interest income (primarily from interest on bonds) and guarantee fees.

The following tables reflect the results of the business segments for the three months and nine months ended September 30, 2014 and 2013. The segment results have been adjusted to include revenues and expenses related to transactions between CFVs and the two reportable segments that are eliminated in consolidation and are provided for through an allocation of income. We have revised the presentation for the three months and nine months ended September 30, 2013 for comparability purposes. This presentation change had no impact on “Net income to common shareholders.”

	For the three months ended September 30, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$6,031		$15	$–		$(598	) (1)	$5,448
Total interest expense	(526)		–	–		–		(526)
Net interest income	5,505		15	–		(598)		4,922

Total fee and other income	3,531		2,456	–		(2,175	) (2)	3,812
Revenue from CFVs	–		–	3,841		–		3,841
Total non-interest revenue	3,531		2,456	3,841		(2,175)		7,653

Total revenues, net of interest expense	9,036		2,471	3,841		(2,773)		12,575

Operating and other expenses:
Interest expense	(3,364)		(36)	–		–		(3,400)
Operating expenses	(3,201)		(2,016)	–		–		(5,217)
Impairment on bonds and recovery of loan losses	(864)		–	–		–		(864)
Other expenses, net	(2,061)		25	–		778	(3)	(1,258)
Expenses from CFVs	–		–	(19,537)		2,241	(5)	(17,296)

Total operating and other expenses	(9,490)		(2,027)	(19,537)		3,019		(28,035)
Net gains on assets, derivatives and extinguishment of liabilities	10,669		–	–		–		10,669
Net gains related to CFVs	–		–	12,627		–		12,627
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(277	) (6)	246	(4,069	) (6)	(246	) (4)	(4,346)
Income (loss) from continuing operations before income taxes	9,938		690	(7,138)		–		3,490
Income tax expense	(1,919)		–	–		–		(1,919)
Income from discontinued operations, net of tax	3,903		–	–		–		3,903
Net income (loss)	11,922		690	(7,138)		–		5,474

Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	–		–	7,138		–		7,138
Net income to common shareholders	$11,922		$690	$–		$–		$12,612

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.6 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million is reflected in total fee and other income for the International Operations. This amount also includes $1.2 million of asset management fees and $0.4 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during the third quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s third quarter of 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $2.2 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $0.3 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the three months ended September 30, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$4,579		$10	$–		$(208	) (1)	$4,381
Total interest expense	(2,199)		–	–		–		(2,199)
Net interest income	2,380		10	–		(208)		2,182

Total fee and other income	2,651		703	–		(1,219	) (2)	2,135
Revenue from CFVs	–		–	7,029		–		7,029
Total non-interest revenue	2,651		703	7,029		(1,219)		9,164

Total revenues, net of interest expense	5,031		713	7,029		(1,427)		11,346

Operating and other expenses:
Interest expense	(3,593)		(35)	–		–		(3,628)
Operating expenses	(4,016)		(1,356)	–		–		(5,372)
Impairment on bonds and recovery of loan losses	(939)		(5)	–		–		(944)
Other expenses	(1,079)		(224)	–		125	(3)	(1,178)
Expenses from CFVs	–		–	(15,831)		1,454	(5)	(14,377)

Total operating and other expenses	(9,627)		(1,620)	(15,831)		1,579		(25,499)
Net gains on assets, derivatives and extinguishment of liabilities	76,304		16	–		–		76,320
Net gains due to real estate consolidation and foreclosure	2,411		–	–		–		2,411
Net gains related to CFVs	–		–	3,812		–		3,812
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(384	) (6)	152	(5,959	) (6)	(152	) (4)	(6,343)
Income (loss) from continuing operations before income taxes	73,735		(739)	(10,949)		–		62,047
Income tax expense	(123)		–	–		–		(123)
Income from discontinued operations, net of tax	339		–	32		–		371
Net income (loss)	73,951		(739)	(10,917)		–		62,295

Income allocable to noncontrolling interests:

Income allocable to perpetual preferred shareholders of a subsidiary company	(36)		–	–		–		(36)
Net losses (income) allocable to noncontrolling interests in CFVs:

Related to continuing operations	–		140	10,949		–		11,089

Related to discontinued operations	–		–	(32)		–		(32)

Net income (loss) to common shareholders	$73,915		$(599)	$–		$–		$73,316

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million is reflected in total interest income for the US Operations.

(2)	This amount includes $0.7 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total fee and other income for the International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during the third quarter of 2013 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s third quarter of 2013 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $1.5 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $0.4 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the nine months ended September 30, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$15,086		$36	$–		$(1,524	) (1)	$13,598
Total interest expense	(2,674)		–	–		–		(2,674)
Net interest income	12,412		36	–		(1,524)		10,924

Total fee and other income	8,467		4,218	–		(4,507	) (2)	8,178
Revenue from CFVs	–		–	14,501		–		14,501
Total non-interest revenue	8,467		4,218	14,501		(4,507)		22,679

Total revenues, net of interest expense	20,879		4,254	14,501		(6,031)		33,603

Operating and other expenses:
Interest expense	(10,351)		(111)	–		–		(10,462)
Operating expenses	(11,404)		(4,460)	–		–		(15,864)
Impairment on bonds and recovery of loan losses	(864)		–	–		–		(864)
Other expenses, net	(4,142)		(58)	–		1,033	(3)	(3,167)
Expenses from CFVs	–		–	(46,990)		5,386	(5)	(41,604)

Total operating and other expenses	(26,761)		(4,629)	(46,990)		6,419		(71,961)
Net gains on assets, derivatives and extinguishment of liabilities	11,857		–	–		–		11,857
Net gains due to real estate consolidation and foreclosure	2,003		–	–		–		2,003
Net gains related to CFVs	–		–	16,779		–		16,779
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(2,187	) (6)	388	(16,625	) (6)	(388	) (4)	(18,812)
Gains (losses) from continuing operations before income taxes	5,791		13	(32,335)		–		(26,531)
Income tax expense	(171)		–	–		–		(171)
Income (loss) from discontinued operations, net of tax	18,091		–	(150)		–		17,941
Net income (loss)	23,711		13	(32,485)		–		(8,761)

Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	–		77	32,335		–		32,412
Related to discontinued operations	–		–	150		–		150
Net income to common shareholders	$23,711		$90	$–		$–		$23,801

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million is reflected in total interest income for the US Operations.

(2)	This amount includes $1.9 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.9 million is reflected in total fee and other income for the International Operations. This amount also includes $1.6 million of asset management fees and $1.0 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during the first nine months of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.4 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $5.4 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $2.2 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the nine months ended September 30, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$36,866		$25	$–		$(1,714	) (1)	$35,177
Total interest expense	(22,213)		–	–		–		(22,213)
Net interest income	14,653		25	–		(1,714)		12,964

Total fee and other income	7,203		2,220	–		(3,622	) (2)	5,801
Revenue from CFVs	–		–	16,149		–		16,149
Total non-interest revenue	7,203		2,220	16,149		(3,622)		21,950

Total revenues, net of interest expense	21,856		2,245	16,149		(5,336)		34,914

Operating and other expenses:
Interest expense	(11,273)		(101)	–		–		(11,374)
Operating expenses	(15,843)		(4,507)	–		–		(20,350)
Impairment on bonds and recovery of loan losses	(1,772)		(5)	–		–		(1,777)
Other expenses	(4,444)		(783)	–		262	(3)	(4,965)
Expenses from CFVs	–		–	(44,931)		5,717	(5)	(39,214)
Total operating and other expenses	(33,332)		(5,396)	(44,931)		5,979		(77,680)

Net gains on assets, derivatives and extinguishment of liabilities	114,672		16	–		–		114,688
Net gains due to real estate consolidation and foreclosure	10,895		–	–		–		10,895
Net gains related to CFVs	–		–	27,732		–		27,732
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(2,821	) (6)	643	(17,308	) (6)	(643	) (4)	(20,129)
Income (loss) from continuing operations before income taxes	111,270		(2,492)	(18,358)		–		90,420
Income tax benefit	1,309		–	–		–		1,309

Income from discontinued operations, net of tax	5,280		–	1,244		–		6,524
Net income (loss)	117,859		(2,492)	(17,114)		–		98,253

Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)		–	–		–		(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	–		489	18,358		–		18,847
Related to discontinued operations	–		–	(1,244)		–		(1,244)
Net income (loss) to common shareholders	$114,145		$(2,003)	$–		$–		$112,142

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.7 million is reflected in total interest income for the US Operations.

(2)	This amount includes $2.1 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.1 million is reflected in total fee and other income for the International Operations. This amount also includes $0.5 million of asset management fees and $1.0 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during the first nine months of 2013 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SA Fund (i.e., 2.7% of the SA Fund’s 2013 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $5.7 million of net income to the Company which is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the Lower Tier Property Partnerships in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $2.8 million of losses in US Operations and reduced the CFVs losses by the same amount.

The total assets by segment at September 30, 2014 and December 31, 2013 are presented in the table below:

(in thousands)	September 30, 2014	December 31, 2013
ASSETS
US Operations	$377,755	$443,664
International Operations	10,231	6,681
Total segment assets	387,986	450,345
Bonds eliminated in consolidation	(47,761)	(47,745)
Net unrealized mark-to-market losses (gains) not recorded in consolidation	739	(2,543)
Other adjustments	(6,813)	(7,906)
Assets of CFVs	557,728	623,207
Total MMA consolidated assets	$891,879	$1,015,358

Note 17—sUBSEQUENT EVENT

On October 8, 2014, the Company sold its wholly-owned subsidiary, MMA Financial TC, LLC (“TC”), to MGM for $15.9 million. At the time of the sale, TC held the Company’s general partner and manager interests and asset management rights in 11 guaranteed LIHTC funds. The Company also engaged MGM as its agent with respect to the asset management of two non-guaranteed LIHTC funds. The $15.9 million sale price was financed by the Company and was comprised of a $17.3 million senior bridge loan (“Senior Loan”) and a $13.0 million subordinate loan (“Subordinate Loan”), resulting in an overall reduction to cash of $14.4 million. MGM also holds another LIHTC asset management business which it acquired from one of its affiliates at the same time. The Company also entered into an option contract (“Option”) that gives it the option to acquire MGM for $12.0 million, beginning on October 1, 2019 and ending on September 30, 2024, subject to various acceleration and price adjustments.

The Senior Loan has an initial term maturity date of December 31, 2014, an interest rate of 10% and amortizes based on MGM’s excess cash flows. The Senior Loan can be extended for up to nine quarters for quarterly extension fees of 1%. If the Senior Loan is not refinanced by March 31, 2017, then the Company has the right to accelerate the Option exercise date subject to an adjusted Option price. The Subordinate Loan is non-amortizing, has a maturity date of September 30, 2024 and has an interest rate of 12% of which 8% is to be paid quarterly and 4% is capitalized, added to principal and payable at the loan’s maturity.

At the time of sale, the Company had a carrying basis of $0.3 million in the asset management fees that were sold as part of the transaction.  The Company did not achieve sale accounting for the transaction, primarily because the Company retained its investor yield guarantee with respect to the guaranteed LIHTC funds and the $15.0 million of cash pledged towards that obligation, and therefore the GAAP gain of $15.6 million could not be recognized.  Historically, and at the date of this transaction, the Company estimated the guarantee exposure at zero.

As a result of the MGM transaction outlined above as well as other considerations, the Company will no longer be deemed the primary beneficiary and therefore will no longer consolidate the non-profit entity that was consolidated as of September 30, 2014 and discussed in Note 15, “Consolidated Funds and Ventures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company uses its experience, expertise and capital to create attractive alternative investment opportunities for its own account and for others. The Company operates through two reportable segments: United States (“US”) Operations, which currently includes corporate overhead, assets and liabilities (“Corporate”), and International Operations. The Company anticipates that in 2015 it will operate through three reportable segments – US Operations, International Operations and Corporate. Because of net operating loss carryforwards, the Company does not expect to pay federal income tax for the foreseeable future.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, Low-Income Housing Tax Credit (“LIHTCs”) and Other Investments and Obligations.

Leveraged Bonds consist of the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. This bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

On October 8, 2014, the Company sold its LIHTC asset management operations to Morrison Grove Management, LLC (“MGM”). Post closing, we retain secured loans to MGM plus the option to purchase MGM, including both the legacy MMA and legacy MGM LIHTC asset management operations in five years. We also retained our ownership interests in two funds. This sale did not include the transfer of our investor yield guarantee on the 11 guaranteed LIHTC funds nor the associated cash collateral. See Note 17, “Subsequent Events” for more information.

Other Investments and Obligations primarily includes investments and obligations that the Company retained related to business units sold as a result of the financial crisis. This portfolio includes a preferred stock investment in a national mortgage lender and servicer that we received as compensation as a result of the sale our multifamily delegated underwriting and servicing business in 2009. This portfolio also includes solar facilities that we retained because they were not transferred as part of the sale of our solar business in 2009 as well as certain real estate related investments.

Currently, the US Operations reportable segment also includes our Corporate activities. See Note 16, “Segment Information” for more information.

International Operations

Substantially all of the Company’s International Operations take place through a 96% owned subsidiary, International Housing Solutions S.à r.l. (“IHS”) which is in the business of raising, investing in and asset managing private real estate funds that invest in affordable for-sale and rental housing for Sub Saharan Africa, primarily in South Africa. In addition to earning asset management fees, IHS, as the managing member, is entitled to special distributions based on returns generated by the funds it sponsors. As of September 30, 2014, IHS managed three investment vehicles including two multi-investor funds (South Africa Workforce Housing Fund SA I – “SA Fund” and IHS Fund II – “Fund II”) and a real estate partnership for a single investor (International Housing Solutions Residential Partners Partnership – “SA Partnership”).

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities. At September 30, 2014 and December 31, 2013, we had unrestricted cash and cash equivalents of $46.6 million and $66.8 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

We consolidate certain funds and ventures even though we have no (or nominal) equity interest, and we therefore reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flow. As reflected on our consolidated balance sheets, the cash held by these Consolidated Funds and Ventures (“CFVs”) was reported in “Restricted cash,” outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the net decrease to cash and cash equivalents is representative of the change only to MMA Capital’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MMA Capital and the CFVs. The tables below provide the cash activity related to MMA Capital and the CFVs.

	For the nine months ended September 30, 2014
(in thousands)	MMA Capital	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794		$66,794
Net cash (used in) provided by:
Operating activities	402	(1,430)	(1,028)
Investing activities	63,237	1,641	64,878
Financing activities	(83,826)	(211)	(84,037)
Net decrease in cash and cash equivalents	(20,187)	–	(20,187)
Cash and cash equivalents at end of period	$46,607		$46,607

	For the nine months ended September 30, 2013
(in thousands)	MMA Capital	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857		$50,857
Net cash provided by (used in):
Operating activities	4,081	3,850	7,931
Investing activities	50,891	(9,380)	41,511
Financing activities	(60,224)	5,530	(54,694)
Net increase in cash and cash equivalents	(5,252)	–	(5,252)
Cash and cash equivalents at end of period	$45,605		$45,605

Operating activities

Cash flows provided by operations for MMA Capital were $0.4 million and $4.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The $3.7 million decrease in cash provided by operating activities was primarily due to:

•	a decrease in interest income of $20.4 million primarily as a result of the MuniMae TE Bond Subsidiary, LLC ("TEB") sale in 2013, a $2.7 million decrease in other income received (primarily related to a $2.1 million income tax refund received in 2013), a $1.3 million decrease in principal payments received on loans held for sale, a $0.8 million increase in cash used to purchase an interest rate cap during the first quarter of 2014 and a $0.4 million decrease in preferred stock dividends received, partially offset by:

•	a $16.2 million reduction in interest expense primarily as a result of the TEB sale in 2013, a $2.4 million decrease in operating expenses paid, a $1.7 million decrease in other expenses paid due to legal and other professional fees paid related to the TEB sale in 2013 and a $1.6 million increase in asset management fees received.

Investing activities

Cash flows provided by investing activities for MMA Capital were $63.2 million and $50.9 million for the nine months ended September 30, 2014 and 2013, respectively. The $12.3 million increase in cash provided by investing activities was primarily due to:

•	a $41.9 million increase in proceeds received from the sale of real estate and a $30.0 million decrease in restricted cash investing activities (primarily as a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation in the first quarter of 2013 that was not repeated in 2014 and the release of cash pledged as collateral related to the termination of two total return swaps during the third quarter of 2014), partially offset by:

•	a $22.1 million decrease in principal payments and sales proceeds received on bonds, $19.2 million in net proceeds received in the third quarter of 2013 related to the TEB sale that was not repeated in 2014, a $8.4 million increase in advances on and purchases of bonds, a $7.8 million increase in advances on and originations of loans held for investment, and a $1.7 million increase in investments in property partnerships.

Financing activities

Cash flows used in financing activities for MMA Capital were $83.8 million and $60.2 million for the nine months ended September 30, 2014 and 2013, respectively. The $23.6 million increase in cash used in financing activities was primarily due to:

•	a decrease of $73.3 million in proceeds generated from the issuance of TEB preferred shares during the first quarter of 2013, a decrease of $36.6 million in proceeds from a total return swap financing entered into in connection with the transfer of our preferred stock investments during the first quarter of 2013, a $9.4 million increase in repayment of borrowings, a $6.6 million decrease in proceeds from other borrowings, a $6.4 million increase in the purchase of treasury stock and a $1.6 million increase in distributions paid to holders of non controlling interests, partially offset by:

•	$80.7 million of cash used to repurchase TEB preferred shares in 2013, a $17.2 million decrease in the repayment of subordinate debentures, a $6.6 million decrease in cash used to repurchase bonds, but treated as repayment of borrowings because we consolidate the related borrowing partnerships, a $4.6 million decrease in distributions paid to perpetual preferred shareholders and a $1.2 million decrease in payments of debt issuance costs.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at September 30, 2014. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	September 30, 2014	Weighted-Average Interest Rate at September 30, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related	$77,348	1.4%
Notes payable and other debt – non-bond related	6,904	9.9
Total asset related debt	84,252	2.1

Other Debt (1)
Subordinate debentures (2)	149,147	7.2
Notes payable and other debt (3)	45,342	4.5
Total other debt	194,489	6.6

Total asset related debt and other debt	278,741	5.2

Debt related to CFVs	69,564	3.7

Total debt	$348,305	4.9

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	Included in the subordinate debt balance were $8.3 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at September 30, 2014.

(3)	This amount includes $1.5 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At September 30, 2014, this debt was comprised of total return swap (“TRS”) financing agreements on bonds available-for-sale. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Other Debt

Subordinate debt

At September 30, 2014, the Company had $140.8 million of subordinate debt (principal) with a carrying value of $149.1 million (includes deferred interest that will be payable at maturity date) and a weighted average effective interest rate of 7.2%. At September 30, 2014, $111.9 million of subordinate debt (principal) had a pay rate of 75 bps which will reset to 3-month London Interbank Offered Rate (“LIBOR”) plus 330 bps in March and April of 2015. See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Notes payable and other debt

At September 30, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month London LIBOR plus 400 bps (4.2% at September 30, 2014) and resets quarterly. The Company recorded debt issuance costs of $0.8 million associated with the transaction, of which $0.4 million was paid at inception and $0.4 million is payable at termination. The majority of our remaining debt includes $1.5 million collateralized by real estate.

See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

At September 30, 2014, the Company had $1.5 million of debt that had come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2014.

Guarantees

The following table summarizes guarantees by type at September 30, 2014:

	September 30, 2014
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$20,224	$948

Through the indemnification contracts, we guaranty the investor yield on certain third party LIHTC Funds and the property performance of certain Lower Tier Property Partnerships (“LTPPs”). We made no cash payments under these indemnification agreements for the nine months ended September 30, 2014.

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

The Company also had guarantees associated with certain LIHTC Funds managed by the Company as of September 30, 2014. The maximum exposure under these guarantees was estimated to be approximately $614.4 million at September 30, 2014. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

Debt Related to CFVs

The creditors of CFVs do not have recourse to the assets or general credit of MMA Capital. At September 30, 2014, the debt related to CFVs had the following terms:

	September 30, 2014
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
SA Fund (1)	$50,150	$50,150	2.	6%	April 2018
Consolidated Lower Tier Property Partnerships	19,414	19,028	6.	4	Various dates through March 2049
Total debt	$69,564	$69,178

(1)	This amount includes $1.1 million of capitalized interest for the period ended September 30, 2014.

SA Fund

The SA Fund has an agreement with the Overseas Private Investment Corporation, an agency of the US, to provide loan financing not to exceed $80.0 million.  The SA Fund has drawn a total of $49.1 million of debt against this financing arrangement as of September 30, 2014. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

Consolidated Lower Tier Property Partnerships

At September 30, 2014, the Company consolidates a non-profit entity for which it is deemed the primary beneficiary. This non-profit entity consolidates certain Lower Tier Property Partnerships because it is deemed to be the primary beneficiary.  The Company does not have an equity interest in the Consolidated Lower Tier Property Partnerships or the non-profit entity. Generally, the assets held by these Consolidated Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax-exempt bonds.

Company Capital

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders.  As of September 30, 2014, through a series of actions, our Board of Directors authorized a stock repurchase program of up to 1.4 million shares.  At its November 2014 meeting, the Board authorized the repurchase of an additional 350,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company.  Effective at the filing of this Report and until modified by further action by the Board, that price is $11.01 per share.

Prior to May 9, 2014, the Company had been making its purchases pursuant to a 10b5-1 plan.  Because brokers are not generally willing to manage 10b5-1 plans for companies whose shares trade on the over the counter market, the Board authorized the Company to use open market purchases in lieu of a 10b5-1 plan.  As a result, starting May 9, 2014, the Company executed its share repurchases on the open market during open trading periods for insiders. With the Company’s recent listing on the NASDAQ Capital Market, the Board has authorized management to use its discretion when executing the stock repurchase program, including the use of a 10b5-1 plan. Management plans to implement a 10b5-1 plan in connection with the stock repurchase program, effective with the next open trading period for the Company which is expected to begin on or before November 14, 2014.

During the three months and nine months ended September 30, 2014, the Company repurchased 240,694 and 801,056 shares at an average price of $9.49 and $8.66, respectively.  As of September 30, 2014, the Company had repurchased 1.2 million shares at an average price of $7.91 under its stock repurchase program since the plan’s inception, leaving 535,683 shares to be purchased under the existing program, inclusive of the increase to the program authorized at the November 2014 Board meeting.

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

Valuation of Bonds

Bonds available-for-sale includes mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at September 30, 2014 were priced on average at approximately 91% of the portfolio’s unpaid principal balance (“UPB”). Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total interest income	$5,448	$4,381	$13,598	$35,177
Total interest expense	526	2,199	2,674	22,213
Net interest income	4,922	2,182	10,924	12,964

Total fee and other income	3,812	2,135	8,178	5,801
Revenue from CFVs	3,841	7,029	14,501	16,149

Total revenues, net of interest expense	12,575	11,346	33,603	34,914

Operating expenses:
Interest expense	3,400	3,628	10,462	11,374
Operating expenses	6,475	6,550	19,031	25,315
Net impairment on bonds and loan losses	864	944	864	1,777
Total expenses from CFVs	17,296	14,377	41,604	39,214
Total operating expenses	28,035	25,499	71,961	77,680

Net gains on assets, derivatives and extinguishment of liabilities	10,669	76,320	11,857	114,688
Net gains due to real estate consolidation and foreclosure	–	2,411	2,003	10,895
Net gains related to CFVs	12,627	3,812	16,779	27,732
Equity in losses from Lower Tier Property Partnerships	(4,346)	(6,343)	(18,812)	(20,129)
Net income (loss) from continuing operations before income taxes	3,490	62,047	(26,531)	90,420
Income tax (expense) benefit	(1,919)	(123)	(171)	1,309
Income from discontinued operations, net of tax	3,903	371	17,941	6,524
Net income (loss)	5,474	62,295	(8,761)	98,253

Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	–	(36)	–	(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	7,138	11,089	32,412	18,847
Related to discontinued operations	–	(32)	150	(1,244)
Net income to common shareholders	$12,612	$73,316	$23,801	$112,142

Net interest income

The following table summarizes our net interest income for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income:
Interest on bonds	$5,240	$4,215	$13,029	$34,677
Interest on loans and short-term investments	208	166	569	500
Total interest income	5,448	4,381	13,598	35,177
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	–	101	–	11,345
Mandatorily redeemable preferred shares	–	35	–	6,508
Notes payable and other debt, bond related	347	1,839	2,111	3,314
Notes payable and other debt, non-bond related	179	224	563	1,046
Total interest expense	526	2,199	2,674	22,213
Total net interest income	$4,922	$2,182	$10,924	$12,964

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Total net interest income increased $2.7 million for the three months ended September 30, 2014 as compared to 2013.

Interest income on bonds increased $1.0 million for the three months ended September 30, 2014 as compared to 2013. This increase was mainly due to a $2.0 million increase in interest recognized on non-accrual bonds. Partially offsetting this increase was a decline in bond interest income due to a $42.5 million decline in the weighted average bond UPB (from $234.3 million for the three months ended September 30, 2013 to $191.8 million for the three months ended September 30, 2014).

Asset related interest expense decreased $1.7 million for the three months ended September 30, 2014 as compared to 2013. This decline was primarily due to the Company's fourth quarter 2013 repurchase of three senior certificates ($12.7 million) and TRS agreements (notional amount of $50.4 million) on six senior certificates. During the three months ended September 30, 2013, these nine senior certificates were accounted for as secured borrowings with a weighted average effective interest rate of 6.5%. During the three months ended September 30, 2014, the six TRS agreements (also accounted for as secured borrowings) had a weighted average effective interest rate of 1.4%. Also contributing to the decline was the Company's second quarter 2014 termination of two secured financings with a combined $30.4 million carry value and 7.8% weighted average effective interest rate.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total net interest income decreased $2.0 million for the nine months ended September 30, 2014 as compared to 2013.

Interest income on bonds decreased $21.6 million for the nine months ended September 30, 2014 as compared to 2013. This decline was mainly due to a $511.8 million decline in the weighted average bond UPB (from $716.2 million for the nine months ended September 30, 2013 to $204.4 million for the nine months ended September 30, 2014) due primarily to the sale of our common shares in TEB. Partially offsetting this decline was a $3.5 million increase in interest recognized on non-accrual bonds.

Asset related interest expense decreased $19.5 million for the nine months ended September 30, 2014 as compared to 2013. This decrease was mainly due to $7.8 million of deferred costs that were accelerated and recognized in full in the second quarter of 2013 associated with the debt that was assumed by the purchaser of our common shares in TEB at the debt's face amount in July 2013. Also contributing to the decline was the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of our common shares in TEB.

Other interest expense

The following table summarizes our other interest expense for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Other interest expense:
Subordinate debentures	$2,597	$2,491	$7,708	$8,226
Notes payable and other debt	803	1,137	2,754	3,148
Total other interest expense	$3,400	$3,628	$10,462	$11,374

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $0.9 million for the nine months ended September 30, 2014 as compared to 2013. This decline was mainly driven by the $45.5 million repurchase of outstanding subordinate debentures during first quarter 2013.

Fee and Other Income

The following table summarizes our fee and other income for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income on preferred stock investment	$1,326	$1,326	$3,935	$3,935
Asset management and advisory fees (recorded in “Other income”)	1,794	191	2,657	582
Syndication fees (recorded in “Other income”)	–	102	232	138
Other income	692	516	1,354	1,146
Total fee and other income	$3,812	$2,135	$8,178	$5,801

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Fee and other income increased by $1.7 million for the three months ended September 30, 2014 as compared to 2013 mainly due to $1.4 million of asset management fees (including reimbursed expenses) recognized during the third quarter of 2014 associated with the July 2014 initial closing of IHS Fund II.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Fee and other income increased by $2.4 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to $1.4 million of asset management fees recognized during the third quarter of 2014 associated with the July 2014 initial closing of IHS Fund II. Additionally, there were $0.7 million of asset management fees recognized during the nine months ended September 30, 2014 associated with the SA Partnership, which was entered into during the fourth quarter of 2013.

Operating Expenses

The following table summarizes our operating expenses for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Salaries and benefits	$2,973	$2,895	$9,398	$10,045
General and administrative	737	1,102	2,594	3,528
Professional fees	1,507	1,375	3,872	6,777
Other expenses	1,258	1,178	3,167	4,965
Total operating expenses	$6,475	$6,550	$19,031	$25,315

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total operating expenses decreased $6.3 million for the nine months ended September 30, 2014 as compared to 2013.

Professional fees decreased $2.9 million for the nine months ended September 30, 2014 as compared to 2013. This decrease was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter 2013 associated with the sale of our common shares in TEB. Also contributing to the decline in professional fees was a $0.6 million reduction in general legal fees as well as a $0.7 million reduction in auditing fees associated with the audits of TEB and its direct parent.

Other expenses primarily include asset management costs, asset workout expenses, depreciation and amortization and net costs associated with our ownership of real estate. Other expenses decreased $1.8 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to a $0.8 million reduction in foreign currency translation losses associated with our International Operations. Also contributing to the decline were $0.4 million of fees incurred to remarket TEB's Series B Preferred Shares in the first quarter of 2013 and a $0.3 million reduction in depreciation and amortization expense.

General and administrative expenses decreased $0.9 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to reductions in office rent and insurance costs.

Salaries and benefits related to our US Operations decreased $1.1 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to a decrease in employees from 31 at December 31, 2012 to 21 at September 30, 2014. Salaries and benefits related to our International Operations increased $0.5 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to an increase in employees from 28 at December 31, 2012 to 30 at September 30, 2014.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and extinguishment of liabilities for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net realized gains on bonds	$7,450	$76,362	$8,218	$76,960
Net (losses) gains on loans	(15)	118	(18)	1,490
Net gains (losses) on derivatives	1,758	(76)	1,779	59
Net gains (losses) on extinguishment of liabilities	1,476	(84)	1,878	36,179
Total net gains on assets, derivatives and extinguishment of liabilities	$10,669	$76,320	$11,857	$114,688

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net gains on bonds decreased $68.9 million for the three months ended September 30, 2014 as compared to 2013. Substantially all of the net gains on bonds recognized during the three months ended September 30, 2013 were due to $75.7 million of realized gains associated with bonds transferred as part of the TEB sale. These gains had been previously recorded as "Accumulated other comprehensive income" ("AOCI"). As a result of the bonds being transferred to the purchaser of TEB, the Company reduced AOCI by $75.7 million and increased earnings by $75.7 million having no impact on overall common shareholders' equity. Net gains of $7.5 million recognized during the three months ended September 30, 2014 were primarily due to $6.5 million of realized gains associated with a bond redeemed during the third quarter of 2014. These gains had been previously recorded as AOCI and as a result of the bond redemption, the Company reduced AOCI by $6.5 million and increased earnings by $6.5 million having no impact on overall common shareholders' equity. The remaining $1.0 million net gain during the three months ended September 30, 2014 was the result of the collection of $1.0 million in proceeds from the sale of a bond interest carried at zero.

During the three months ended September 30, 2014 the Company had $1.0 million of net interest received on derivatives as well as $0.8 million of mark-to-market gains resulting from a net increase in bond values associated with 10 TRS agreements entered into during the second quarter of 2014.

During the three months ended September 30, 2014 we recognized net gains on extinguishment of liabilities of $1.5 million related to the forgiveness of non-recourse debt and related interest payable associated with two solar facilities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net gains on bonds decreased $68.7 million for the nine months ended September 30, 2014 as compared to 2013 as discussed above. For the nine months ended September 30, 2014, net gains on extinguishment of liabilities were $1.9 million as compared to net gains of $36.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of unpaid principal balance of the subordinate debt of MFH, a wholly owned subsidiary of the Company, due May 3, 2034, for $17.4 million, plus accrued interest. The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares.

During the nine months ended September 30, 2013, the Company recorded net gains on loans of $1.5 million comprised of $1.1 million of cash proceeds received on loans which had no carrying value and lower of cost or market ("LOCOM") gains of $0.4 million.

During the nine months ended September 30, 2014 the Company had $1.4 million of net interest received on derivatives as well as $0.4 million of mark-to-market gains resulting from a $0.9 million net increase in bond values associated with 10 TRS agreements entered into during the second quarter of 2014, partially offset by a $0.5 million decline in the value of the interest rate cap we entered into on January 2, 2014.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months and nine months ended September 30 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net gains due to initial real estate consolidation and foreclosure	$–	$2,411	$2,003	$10,895

During the nine months ended September 30, 2014, the Company foreclosed on a property serving as collateral for one of the Company's bonds.  Upon foreclosure, the property was consolidated and the bond was derecognized.  As a result, unrealized gains of $2.0 million, which were recorded through AOCI, were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate consolidation and foreclosure" having no impact on overall equity.

During the nine months ended September 30, 2013, the Company consolidated seven properties (through foreclosure, deed-in-lieu of foreclosure, or GP interest assignment (collectively, “foreclosure”)) for which the Company provided bond financing.  Upon foreclosure, the properties were consolidated and the bonds were derecognized.  As a result, unrealized gains of $10.9 million, which were recorded through AOCI, were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate consolidation and foreclosure" having no impact on overall equity.

Income Tax (Expense) Benefit

The table below summarizes our income tax (expense) benefit related to continuing operations for the three months and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income tax (expense) benefit	$(1,919)	$(123)	$(171)	$1,309

During the first nine months of 2014, the Company generated a pre-tax income from continuing operations allocable to common shareholders of approximately $5.9 million, pre-tax income from discontinued operations allocable to common shareholders of $18.1 million and other comprehensive income allocable to common shareholders before tax of $1.8 million. In accordance with GAAP, the Company must record a net zero tax provision related to deferred taxes which is required to be allocated between losses from continuing operations, income from discontinued operations and other comprehensive income. Through the first six months, application of this guidance required the recognition of a non-cash deferred tax benefit of $1.9 million in continuing operations, offset by a $1.9 million deferred tax expense allocated to income from discontinued operations and other comprehensive income for the period. Because the Company has cumulative income from continuing operations for the first nine months of 2014 as compared to cumulative losses from continuing operations, the Company recognized a non-cash deferred tax expense of $1.9 million in continuing operations, offset by deferred tax benefit allocated to income from discontinued operations and other comprehensive income for the period to reverse the cumulative tax activity recognized during the first six months of 2014. As of September 30, 2014, the Company continues to reflect a full valuation allowance against its net deferred tax assets.

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

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income allocable to perpetual preferred shareholders of a subsidiary company	$–	$(36)	$–	$(3,714)

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $3.7 million for the nine months ended September 30, 2014 as compared to 2013 as a result of the sale of our common shares in TEB in July 2013.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that were consolidated for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Rental and other income from real estate	$3,159	$3,315	$10,210	$8,404
Interest and other income	682	3,714	4,291	7,745
Total revenue from CFVs	3,841	7,029	14,501	16,149

Expenses:
Depreciation and amortization	2,069	2,207	6,460	5,919
Interest expense	715	1,253	2,628	2,228
Other operating expenses	3,823	3,399	9,658	8,118
Foreign currency loss	3,030	840	3,556	8,390
Asset impairments	7,659	6,678	19,302	14,559
Total expenses from CFVs	17,296	14,377	41,604	39,214

Net gains (losses) related to CFVs:
Investment gains	10,195	3,554	15,491	20,849
Derivative gains	2,432	258	1,426	6,883
Net loss on sale of properties	–	–	(138)	–
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,346)	(6,343)	(18,812)	(20,129)
Net loss	(5,174)	(9,879)	(29,136)	(15,462)
Net losses allocable to noncontrolling interests in CFVs (1)	7,138	10,949	32,335	18,358
Net income allocable to the common shareholders related to CFVs	$1,964	$1,070	$3,199	$2,896

(1)	Net losses allocable to noncontrolling interests in CFVs have been adjusted to exclude noncontrolling interests related to IHS because the Company’s equity interest in IHS is substantial. The Company has little to no equity interest in the other CFVs including the two non-profits, the LTPPs, the LIHTC Funds and the SA Fund.

The details of Net income allocable to the common shareholders for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$598	$208	$1,524	$1,714
Asset management fees	1,844	888	3,514	2,629
Guarantee fees	331	331	993	993
Equity in losses from Lower Tier Property Partnerships	(277)	(384)	(2,187)	(2,821)
Equity in income from SA Fund	246	152	388	643
Other expense	(778)	(125)	(1,033)	(262)
Net income allocable to the common shareholders related to CFVs	$1,964	$1,070	$3,199	$2,896

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

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net income allocable to the common shareholders related to CFVs increased $0.9 million for the three months ended September 30, 2014 as compared to 2013 mainly due to a $1.0 million increase in asset management fees. This increase was primarily due to the collection of a $1.1 million contingent asset management fee from one of the LIHTC Funds consolidated by the Company during the third quarter of 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income allocable to the common shareholders related to CFVs increased $0.3 million for the nine months ended September 30, 2014 as compared to 2013 mainly due to a $0.9 million increase in asset management fees. This increase was primarily due to the collection of a $1.1 million contingent asset management fee from one of the LIHTC Funds consolidated by the Company during the third quarter of 2014. Partially offsetting this increase was a $0.3 million decline in equity in income from the SA Fund and a $0.2 million decline in interest income.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the three months and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Sublease income	$–	$–	$–	$492
Income from CFVs (primarily rental income)	–	3,957	279	11,699
Income from REO operations	–	–	1,148	–
Rent expense	–	–	–	(492)
Expenses from CFVs (primarily operating expenses)	–	(4,071)	(244)	(10,886)
Expenses from REO operations	–	–	(1,112)	–
Other income	83	84	250	375
Other expense	(5)	(39)	(68)	(412)
Net gains on property acquisition	–	320	–	320
Income tax benefit	1,448	–	–	–
Net income before disposal activity	1,526	251	253	1,096
Disposal:
Net gains related to REO	2,368	95	17,671	176
Net gains related to CFVs	9	25	17	5,252
Net income from discontinued operations	3,903	371	17,941	6,524
(Income) loss from discontinued operations allocable to noncontrolling interests	–	(32)	150	(1,244)
Net income to common shareholders from discontinued operations	$3,903	$339	$18,091	$5,280

The details of net income to common shareholders from discontinued operations for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$–	$61	$185	$1,174
Other income	83	404	1,398	1,186
Other expense	(5)	(246)	(1,180)	(1,161)
Income tax benefit	1,448	–	–	–
Net gains on disposal of REO	2,368	95	17,671	176
Net gains on redemption of bonds	9	25	17	3,905
Net income to common shareholders from discontinued operations	$3,903	$339	$18,091	$5,280

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

Additionally, during the first quarter of 2014, the Company foreclosed on three multifamily real estate properties serving as collateral for three of its bonds. During the third quarter of 2014, the Company sold these real estate properties for $22.9 million which resulted in a gain on sale of real estate of $2.3 million. This gain is also reflected as Net gains on disposal of REO in the table above.

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

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting and those bonds that are financed through TRSs that the Company accounted for as derivatives as of September 30, 2014. Because as a legal matter we own the bonds that have been eliminated in consolidation, and as an economic matter we have the same exposure across all bonds financed by TRSs regardless of whether those financings are accounted by the Company as secured borrowings or derivatives, the asset management of our bond portfolio includes the asset management of all of these bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 7, Derivatives” and “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

(dollars in thousands)	UPB		Fair Value		Wtd Avg Coupon		Wtd Avg Pay Rate (8)		Debt Service Coverage (9)	Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing (1), (2)	$177,418		$181,515		6.44%		6.44%		0.98x	23	21
Non-performing (3), (4)	77,461		52,030		6.64%		3.26%		0.47x	10	8
Subordinate cash flow (5)	11,344		6,569		6.83%		0.00%		N/A	4	0
Total Multifamily tax-exempt bonds	$266,223		$240,114		6.50	% (10)	5.47	% (10)	0.82x	37	29

CDD bonds (6)	$42,570		$38,868		7.09%		7.09%		N/A	5	N/A

Other bonds (7)	$30,063		$30,363		4.28%		4.28%		N/A	3	N/A
Total Bond Portfolio	$338,856	(11)	$309,345	(11)	6.37	% (10)	5.57	% (10)	0.82x	45	29

(1)	Included in this amount were senior interests in bonds with a fair value of $36.7 million that were financed by TRSs with a carrying amount of $36.0 million at September 30, 2014.

(2)	Included in this amount were bonds with a fair value of $75.5 million that were financed by TRSs that the Company accounted for as derivatives.

(3)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(4)	Included in this amount were senior interests in bonds with a fair value of $14.1 million that were financed by TRSs with a carrying amount of $14.0 million at September 30, 2014. Also included in this amount were subordinate bonds with must pay coupons and a $2.2 million fair value.

(5)	Included in this amount were subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default.

(6)	Included in this amount was one bond that was financed by a TRS with a carrying amount of $13.1 million at September 30, 2014.

(7)	Included in this amount were two bonds that were financed by TRSs with a carrying amount of $14.2 million at September 30, 2014. Also included in this amount was one bond with a fair value of $15.7 million that was financed by a TRS that the Company accounted for as a derivative.

(8)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at September 30, 2014.

(9)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(10)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(11)	Includes eight bonds that the Company eliminated as a result of consolidation accounting (three of which were performing multifamily tax-exempt bonds, three of which were non-performing multifamily tax-exempt bonds and two of which were subordinate cash flow multifamily tax-exempt bonds). At September 30, 2014, these eight bonds had an UPB of $61.7 million and a fair value of $47.0 million, including $0.7 million of net unrealized mark-to-market losses occurring after consolidation that have not been reflected in the Company’s common equity. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information. This also includes 10 bonds that the Company accounted for as derivatives (nine of which were performing multi-family tax-exempt bonds and one of which was an ‘other’ bond type). At September 30, 2014, these 10 bonds had an UPB of $89.1 million and a fair value of $91.2 million and were subject to TRSs with notional amounts totaling $90.4 million, or a net derivative asset of $0.8 million.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 29 properties serving as collateral are located across 17 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of September 30, 2014, 33.3% and 31.4% (based on UPB and fair value, respectively) were located in the Atlanta MSA. Approximately 72% of our UPB is collateralized by properties that are affordable low-income housing and serve the general population while seven properties or approximately 26% of our UPB serve the senior population and one property or 2% of our UPB serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk and there is sufficient operating information to calculate rolling twelve month debt service coverage for those with must pay coupons.

As of September 30, 2014, the Company had 33 multifamily tax-exempt bonds with must pay coupons.

•	23 of the 33 bonds were performing bonds with $177.4 million UPB and $181.5 million fair value and a weighted average debt service coverage ratio of 0.98x. The potential for defaults exist within this population, but because these are low-income housing tax credit bonds, despite the fact that approximately one-third of this population has less than 0.90x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

•	10 of the 33 bonds were non-performing bonds with $77.5 million UPB and $52.0 million fair value and a weighted average debt service coverage ratio of 0.47x.

Additionally, as of September 30, 2014, four of the 33 must pay bonds were subordinate bonds with $8.4 million UPB and $3.1 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns two of the related senior bonds with $10.5 million UPB and $10.2 million fair value. Two of the four must pay subordinate bonds with $7.6 million UPB and $2.2 million fair value were in default as of September 30, 2014.

As of September 30, 2014, the Company had four bonds with $11.3 million UPB and $6.6 million fair value that were subordinate and do not have must pay coupons. Debt service on these bonds is paid to the extent there is available cash flow and only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns all of the related senior bonds with a $29.0 million UPB and $29.6 million fair value. These cash flow bonds were excluded from the calculation of debt service coverage ratios as non-payment is not a default.

Community Development District Bonds

As of September 30, 2014, we held five CDD bonds with $42.6 million UPB and $38.9 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida and as Community Development Authority or Capital Improvement Cooperative District bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, has put stress on this portfolio. During the nine months ended September 30, 2014, four CDD bonds that were in default at December 31, 2013 were brought current.

Other Bonds

As of September 30, 2014, we held three bonds with $30.1 million UPB and $30.4 million fair value in a structured-enhanced trust collateralized by a pool of tax-exempt municipal bonds.

Valuation Results for the nine months ended 2014 as compared to the nine months ended 2013

During the nine months ended September 30, 2014, we recorded net unrealized gains of $11.3 million on our bond portfolio excluding bonds eliminated due to consolidation accounting (“Reported Bonds”) through other comprehensive income.  The majority of the net unrealized gains are due to the workout of certain non-performing bonds, improvements in the underlying credit and improvements in property operations that increased future expected cash flows in certain non-performing and collateral dependent performing bonds. The remaining net unrealized gains were largely driven by declines in market yields on our performing bonds and declines in the discount and capitalization rates on certain non-performing and collateral dependent performing bonds.

During the nine months ended September 30, 2013, we recorded net unrealized losses of $16.8 million on our Reported Bonds through other comprehensive income. Approximately half of the net unrealized loss is due to declines in the underlying collateral values of certain non-performing bonds that remain in the portfolio at September 30, 2013 much of which was recognized during third quarter 2013. Specifically, the declines were driven by increases in the weighted average discount rate as well as a reduction in expected cash flows from certain properties. The remaining loss was due to an increase in market yields on the performing bonds much of which was recognized during second quarter 2013 on bonds sold as part of the TEB sale in third quarter 2013.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Our bonds are not traded on an established exchange nor is there an active private trading market; therefore, our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest) where payment of full principal and interest is expected, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.0% at September 30, 2014.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate for the bonds whose valuations are based on an estimate of the collateral value was 8.1% at September 30, 2014 and December 31, 2013, for the bonds remaining in our portfolio at September 30, 2014. The weighted average capitalization rate was 6.8% at September 30, 2014 and December 31, 2013, for the bonds remaining in our portfolio at September 30, 2014.

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

Real Estate Investments

The table below provides key metrics related to all of our real estate investments as of September 30, 2014.

(dollars in thousands)
Type	GAAP Carrying Amount		Estimated Fair Value

Affordable Multifamily Rental Properties	$22,502		$24,334
Land Investments	13,551		19,497
Total real estate investments	$36,053	(1)	$43,831

(1)	Includes $18.1 million reported through real estate held-for-use, $11.7 million reported through real estate held-for-sale and $6.3 million reported through other assets.

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

Item 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 3.  CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2014

As previously disclosed in our 2013 Form 10-K for the year ended December 31, 2013, as a result of management’s internal control evaluation conducted as of December 31, 2013, management concluded that a material weakness existed within its consolidation accounting and reporting processes and because of this material weakness management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. As a result of the material weakness identified within its consolidation accounting processes, which did not have a material impact on the Company’s financial statements or other disclosures, management added additional processes and procedures during the first quarter of 2014. Management believes these additional procedures, in combination with other key controls, should remediate the identified material weakness. Management will continue to monitor these procedures and controls throughout 2014. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative case have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.4 million and $0.9 million and had a contingent obligation of $0.5 million recorded at September 30, 2014.  The parties have reached an agreement in principle in the foregoing range, but there are numerous steps to be taken before the settlement can be considered final and binding. Assuming the agreement becomes final and binding, the resulting settlement amount is expected to be covered fully by insurance.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended September 30, 2014.

Use of Proceeds from Registered Securities

None for the three months ended September 30, 2014.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended September 30, 2014.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
7/1/2014 – 7/31/2014	69	$9.55	69	358
8/1/2013 – 8/31/2014	72	9.50	72	286
9/1/2014 – 9/30/2014	100	9.45	100	186
Total	241	$9.49	241	186

(1)	At its November 2014 meeting, the Board authorized the repurchase of an additional 350,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $11.01 per share. As of September 30, 2014, the Company had repurchased 1.2 million shares at an average price of $7.91 under its stock repurchase program since the plan’s inception, leaving 0.5 million shares to be purchased under the existing plan, inclusive of the increase to the plan authorized at the November 2014 Board meeting. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3.   Defaults Upon Senior Securities

The Company had debt agreements totaling $1.5 million at September 30, 2014 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on June 30, 2016.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated: November 12, 2014	By:		/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	November 12, 2014
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	November 12, 2014
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1