Form 10-K
period 2014-12-31
MMA CAPITAL MANAGEMENT, LLC
filed 2015-03-18
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
621 East Pratt Street, Suite 600 Baltimore, Maryland	(443) 263-2900
(Address of principal executive offices) 21202 (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares	Name of each exchange on which registered NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $67,082,428 based on the last sale price as reported in the over the counter market on June 30, 2014.

There were 7,144,089 shares of common shares outstanding at March 12, 2015.

Portions of the Registrant’s Proxy Statement to be filed on or about April 6, 2015 have been incorporated by reference into Part II of this report.

MMA Capital Management, LLC

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Item 1A. Risk Factors in evaluating these forward-looking statements. We do not undertake to update any forward-looking statements.

PART I

Item 1.	BUSINESS

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company,” “MMA,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Description of the Business

The Company uses its experience and expertise to partner with institutional capital to create attractive and impactful alternative investment opportunities, to manage them well and to report on them effectively. The Company operates through two reportable segments: United States (“US”) Operations (which for periods presented includes our Corporate Operations) and International Operations. Beginning in 2015, the Company will separately evaluate the performance of its US Operations and its Corporate Operations and therefore will report performance through three reportable segments − US Operations, International Operations and Corporate Operations.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTCs”) and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the US. This business line manages the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

Our LIHTC business consists primarily of secured loan receivables from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM beginning in 2019. We obtained these assets as a result of selling substantially all of our LIHTC asset management operations to MGM and as a result of loaning cash to MGM on October 8, 2014. See “Notes to Consolidated Financial Statements − Note 5, Other Assets” for more information.

The Other Investments and Obligations business line includes legacy assets and serves as our research and development unit for new business opportunities in the US, which has resulted in the creation of an energy capital business that operates as MMA Energy Capital, LLC.

Currently, the US Operations reportable segment also includes our Corporate Operations which is responsible for accounting, reporting, compliance and planning which are fundamental to our success as a global fund manager and publicly traded company in the United States.

International Operations

We manage our International Operations through a 96% owned subsidiary, International Housing Solutions (“IHS”), where our strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in green affordable housing in South Africa and Sub-Saharan Africa.

Competition

Our US Operations consist primarily of investing in and managing a portfolio of real estate related assets. We face competition from various financial institutions, including banks, government-sponsored enterprises, mutual funds and asset management companies, with respect to the debt and equity we invest or manage, or might in the future invest or manage. We recently started a new business to make development and construction loans for the purpose of building commercial scale solar facilities. We will face competition from banks and other solar lenders in this business.

In our International Operations, our primary activity is making workforce housing investments in South Africa for the funds and ventures we invest in and manage. We compete against other investors, developers and companies that also acquire, develop and manage similar housing investments. We also compete against other asset managers in raising capital and making investments.

Employees

We had 49 employees at December 31, 2014, including 23 employees based in the US and 26 based internationally. None of these employees are party to any collective bargaining agreements.

Our principal office is located at 621 E. Pratt Street, Suite 600, Baltimore, MD 21202. Our telephone number at this office is (443) 263-2900. Our corporate website is located at www.mmacapitalmanagement.com, and our filings under the Exchange Act are available through that site, as well as on the Securities and Exchange Commission (“SEC”) website at www.sec.gov. The information contained on our corporate website is not a part of this Report.

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

The fair value of our bonds as reported on our balance sheet is impacted by changes in interest rates and credit spreads. As long-term rates rise or credit spreads increase, the value of our bonds will generally decline and these declines could be significant. Because most of our bonds are secured primarily by multifamily rental properties, increasing interest rates leading to higher mortgage rates may make it more difficult for buyers of multifamily properties to obtain mortgage financing and may depress the prices buyers are willing to pay, thereby decreasing the value of our collateral and thus our bonds.

A signification portion of the Company’s debt and derivatives on its balance sheet is comprised of total return swaps (“TRSs”), which subject us to certain risk.

A TRS is a swap agreement in which one party makes payments based on a set rate, either floating or fixed, while the other party makes payments based on the return of an underlying asset. In TRSs, the underlying asset, referred to as the referenced asset, is typically an equity index, a loan or a bond. In our TRSs, we make payments at a set rate that is floating and we receive from our counterparty an amount equal to the payments made on the referenced assets which currently consist of bonds and preferred stock in a mortgage lender and servicer. The cash flows from our TRSs are subject to the risks associated with the referenced asset (in most cases real estate related risks) and to credit risk of both the obligor on the referenced asset and the counterparty on our TRSs. Also, to the extent the associated referenced assets lose value, we are at risk of having to provide additional collateral. If we were unable to post such additional collateral, the referenced asset might be sold at a time when its full value could not be achieved and our existing collateral would be at risk.

Changes in interest rates may increase our borrowing costs and decrease our cash flows and net income.

As short-term rates rise, our borrowing costs will increase and our net income will decline as our bond and other lending income is fixed and a significant portion of our debt is variable and tied to short-term rates.  At December 31, 2014 we had $177.5 million notional of bond related TRSs (accounted for as either debt or derivatives) tied to the Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index.  We also had $122.1 million of subordinate debt at December 31, 2014 with a pay rate of 75 basis points (“bps”) that will reset to a variable rate during 2015.  The variable rate on this debt will be tied to the London Interbank Offer Rate (“LIBOR”) 3-month index plus a spread.  Once the debt resets during 2015, our borrowing costs will be higher and will be subject to fluctuations of the LIBOR 3-month index. We also had $36.6 million notional of TRSs (accounted for as debt) tied to the LIBOR 3-month index.

We may from time to time enter into agreements to reduce our interest rate exposure, but such arrangements themselves have risk.

We may from time to time enter into contracts intended to reduce our interest rate risk.  For example, we may enter into interest rate swaps whereby we agree to pay a fixed rate of interest and the counterparty agrees to pay us a floating rate of interest in order to create fixed rate debt to better match assets that pay on a fixed rate basis. We also may enter into interest rate caps whereby we pay the counterparty on the interest rate cap a premium upfront and the counterparty pays us if the benchmark rate on the cap reaches a certain level.  Interest rate swaps and caps have the risk that the counterparty fails to meet its payment obligations.  There is also a risk that these contracts do not perform as expected and may cost more than the benefits received. In the case of interest rate swaps, we also have the risk of collateral calls depending on changes in interest rates as compared to the benchmark rate on the interest rate contract.

Changes in capitalization rates and interest rates may adversely affect the value of our real estate and our LIHTC business line.

The carrying value of our real estate is at fair value when initially recorded and is then evaluated for impairment or carried at the lower of cost or fair value depending on its balance sheet classification. The fair value of our real estate will generally decline if capitalization and discount rates rise. Furthermore, although we sold substantially all of our LIHTC asset management operations, we hold loan receivables from the purchaser and an option to acquire the purchaser of our asset management operations. The value of our loan receivables from the purchaser as well as the option to acquire the purchaser is dependent on the residual value of multifamily rental properties. The residual value of these rental properties will generally decline if capitalization and discount rates rise in the markets where these properties are located. These rates vary from market to market and our real estate in some markets could be more affected than our real estate in other markets.

The cash flows and value from our bond portfolio and real estate investments are dependent upon the quality of the related real estate collateral and can be impacted by the risks related to real estate.

Because a substantial portion of our assets are secured by real estate, or consist of real estate or investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate. Most of these investments are directly or indirectly secured by multifamily rental properties, and therefore the value of these investments may be adversely affected by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate and bonds secured by these properties in particular. These possible negative factors include, among others: (i) increasing levels of unemployment and other adverse economic conditions, regionally or nationally; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the cost of our capital, the value of our bonds or the value of the real estate we own or have an interest in or that secures the bonds; and (iv) lack of or reduced availability of mortgage financing.

Most of our investments derive their value from the cash flows generated by tenant leases. Many of the properties in which we have an interest have rent limitations that could adversely affect the ability to increase rents, as well as tenant income restrictions that may reduce the number of eligible tenants and, thus, occupancy rates at such properties. If, because of general economic conditions, local market conditions or property specific conditions, the tenants move out or cannot pay the rents charged on the specific units they lease, the owners (our borrowers) may not be able to lease the units to replacement tenants at full rent (or at all), in which case the cash flows from the properties may not be sufficient to pay interest on our bonds or loans and the value of our investments may decline. Real estate may also decline in value because of market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.

The value of our assets and our ability to conduct business may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market, including environmental, land use and other laws and regulations that affect the cost of maintaining and operating the properties in which we have an interest.

We need to make new investments that grow shareholder value over the long term.

There is a risk that we will not be able to deploy our cash and or expand our leverage to make investments that generate risk-adjusted returns that sufficiently grow shareholder value. Also, because there are no restrictions as to the nature of our investments, our investments in the future may result in additional or new risks that we do not face today.

We face risks associated with our new energy capital business.

We recently established a new business to make development and construction loans for the purpose of building commercial scale solar facilities.  This business is subject to construction risk, permanent financing and repayment risk, collateral risks (such as value and ability to foreclose), and the risk of a change in certain current laws that incentivize construction of clean energy facilities. In addition, expanding into this line of business presents overhead and startup costs that the business may not be able to support.  Although we have previously had some experience in this business, we cannot be certain we have identified and adequately prepared for all of the risks associated with re-entering the business at this time.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Our business was significantly affected by the disruptions in the credit markets during the global financial crisis. Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other debt instruments that are a major part of our assets and likely to play a significant role in our reinvestment strategy. This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other assets.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our bonds, our direct and indirect investments in real estate, and our other debt investments are illiquid and difficult to value. As to our bonds in particular, they are generally unenhanced and unrated and, as a consequence, the purchasers of our bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market. This lack of liquidity complicates our ability to ascertain the fair value of our bonds and other debt investments as there is limited information on trades of comparable bonds and debt investments. Therefore, there is a risk that if we need to sell any of these assets, the price that we are able to realize may be lower than the carrying value.

Some of our bonds are 30 or more days past due in principal and/or interest and others are at risk of becoming 30 or more days past due in principal and/or interest.

As of December 31, 2014, the aggregate unpaid principal balance (“UPB”) of bonds that were 30 or more days past due in either principal and/or interest was $67.0 million, or 19.8% of our total bond portfolio. We report our defaulted bonds at an estimated fair value which accounts for the default, but the values realized could be even less if foreclosures were pursued or if our borrowers filed for bankruptcy protection. Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us. These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

The value of our tax-exempt investments could be adversely affected by changes in tax laws.

There is a risk that the government will pass legislation that could adversely affect the value of our tax-exempt bonds. The government could make changes in tax or other laws, such as affordable housing incentive programs that while not directly affecting our tax-exempt bonds, could make them less valuable to investors. For example, if the federal government were to lower marginal federal income tax rates, or phase out the tax-exempt nature of the interest income for all or higher income taxpayers, our bonds would likely decline in value. Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.

Our bonds may not retain their tax-exempt status.

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel has rendered its opinion that interest on the bond is excludable from gross income for federal income tax purposes. However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance. While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained. If our bonds were to lose their tax-exempt status, then the fair value of those bonds would decline, and to the extent that the bond was the referenced asset in a TRS financing, the TRS would terminate causing us to reacquire the bonds at the then fair value plus any difference required to pay-off the related financing.

Executing TRSs are important to our US Operations.

Currently, our TRSs are with one financial institution. At least in the near term, entering into additional TRSs is a significant part of our US Operations. To the extent we are unable to execute these types of arrangements in the future we may not be able to achieve our near term goals and our financial position could suffer significantly.

Proposals pending in Congress could adversely affect the value of our investments in preferred stock or result in us having to post additional cash collateral for our preferred stock-related TRS.

Our investments in preferred stock are comprised of stock investments in a private national mortgage lender and servicer. At December 31, 2014, these investments were carried at $31.4 million and the UPB and estimated fair value was $36.6 million. This lender originates and services multifamily loans for both the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp (“Freddie Mac”). There have been discussions and proposals in Congress to limit or eliminate the roles of Fannie Mae and Freddie Mac in the US mortgage market.  If these or similar proposals were to pass, the business of the mortgage lender in which we hold these investments, and therefore the value of our investments, could be materially adversely affected.  In addition, these preferred stock investments are the reference assets in one of our TRS transactions, which had a $36.6 million notional amount at December 31, 2014. The counterparty to the transaction has the right to determine the value of the reference asset and to require us to post additional cash collateral if the value declines. If we are required to post additional cash collateral due to the deterioration in the value of the preferred stock investments, we would be unable to invest such cash at more than nominal interest rates while it serves as collateral, which would adversely affect our results of operations.

We could lose the tax benefit of our Net Operating Losses (“NOLs”).

We have significant deferred tax assets that are currently offset by a valuation allowance on our balance sheet. The most significant deferred tax asset is our federal NOL that can be used to offset federal taxable income for the foreseeable future. However, there are events that could cause us to lose or to otherwise limit the amount of NOLs available to us. For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code. A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three year period. As of this report, we have no known five percent shareholders; however, as a publicly traded company, we have limited recourse over the trading in our shares and five percent shareholders may exist in the future. In addition, our NOLs are subject to a 20-year carryforward limitation, thus limiting the time that we have to generate the income necessary to fully utilize our NOLs. It is possible that some of the NOLs will become permanently impaired if the Company is unable to generate the income required before their expiration period begins in 2027.

If we become subject to the Investment Company Act of 1940, we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act of 1940. We are exempt from the Investment Company Act because of an exemption for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Because of changes in the nature and number of companies relying on this exemption and because most of the guidance surrounding this exemption comes from “no action” letters issued by the SEC staff, the SEC on August 31, 2011 issued a concept release requesting comment directed to the scope and use of this exemption. We do not know what action the SEC may take in response to the comments that it receives. If we were regulated as an investment company under the Investment Company Act, we would be subject to extensive regulation and restrictions. Among other things, we would not be able to incur borrowings. Therefore, if due to a change in our assets, a change in the value of particular assets, or a change in the statute or the SEC’s interpretation of the statute, we were to become subject to the Investment Company Act, either we would have to restructure our assets so we would not be subject to that Act or we would have to change materially the way we do business. Any of those changes could require us to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses of value as a result.

We have provided guarantees with respect to certain of the tax credit equity funds that we sponsored, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

Even though we sold the general partner (“GP”) interests in our remaining guaranteed LIHTC Funds in 2014, we retained our guarantee of tax benefits and minimum returns on investment to the guaranteed LIHTC Funds’ investors. Prior to 2014, we sold GP interests in certain other LIHTC Funds where we made other types of guarantees and we have indemnified the purchaser from investor claims related to those guarantees. We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees. In order for the investors in the LIHTC Funds to benefit from low-income housing tax credits, the partnerships in which the LIHTC Funds invest must operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it. Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees. If we were to become obligated to perform on these guarantees our financial condition and results of operation would be negatively impacted and the impact could be significant.

The value of our International Operations investments and cash flows could fluctuate with changes in the relative value of the dollar, euro and South African rand (“rand”) as well as with changes in benchmark interest rates.

The net assets and operations of IHS are denominated in various currencies.  In addition, our co-investments in the SAWHF and the IHS Residential Partners I are denominated in rand and the majority of our expected co-investment in the IHS Fund II will be denominated in rand.  We do not hedge these foreign currency exposures and may experience losses as the value of our holdings in IHS, SAWHF, IHS Residential Partners I and IHS Fund II fluctuates with changes in foreign exchange rates relative to the dollar.  In addition, the SAWHF borrows money in US dollars from the Overseas Private Investment Corporation, resulting in the SAWHF itself having dollar to rand currency risk. The SAWHF also enters into contracts in an effort to hedge the foreign currency risk associated with its dollar denominated debt. These borrowings and hedges could adversely impact the SAWHF’s results and the value of our investment. We expect IHS Fund II to have similar risks. Additionally because there are financing arrangements in place for the IHS managed funds as well as the properties in which the funds have invested, the cost associated with the financing arrangements will change as the respective benchmark interest rate changes. Furthermore, interest rates affect the availability of mortgage financing which is important for the successful disposition of the funds’ investments. These interest rate changes could adversely impact the value of our International Operations investments and cash flows.

The value of International Operations investments and cash flows are dependent on the quality of the management of the underlying properties.

The performance of the properties in which the IHS managed funds have invested can be adversely impacted by the quality of the property management. To the extent property managers are not able to provide quality property management, the value of our investments and the cash flows from these investments will suffer.

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

Foreign countries have social and economic stability risks that are different than the US. South Africa has experienced some social unrest in the past and if that were to continue our operations and investments there could be adversely affected.

The application of international tax regimes could substantially affect our after tax results from International Operations.

Income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically. We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the US. International treaties also govern these tax consequences. If any of these laws or treaties changes, it could impact our projected after-tax results and the impact could be substantial.

Our International Operations are subject to additional real estate risks as compared to our US Operations, including laws and customs related to real estate ownership and finance.

The SAWHF and IHS Residential Partners I invest in and IHS Fund II expects to invest in real estate in South Africa. While many of the risks are similar to investing in US real estate, there are legal and market differences that may result in higher risks, which may adversely impact our operations and our results. In addition, the IHS Fund II may invest in countries outside of South Africa. We have limited experience outside of South Africa and we might face additional risks which we have not identified and which we are not sufficiently prepared to address.

Our International Operations include investments in for-sale units, meaning adverse conditions in the mortgage market could affect the value of those units.

The SAWHF investments include and IHS Fund II investments are expected to include for-sale units. If buyers have difficulty obtaining mortgages or other financing, unit sales and, therefore, the value of our interests in these ventures, could be adversely affected.

We are at risk of key employee turnover.

We are vulnerable to key talent turnover and our business operations could suffer if we were unable to find suitable replacements on a timely basis. This risk is higher because we are leanly staffed.

Risks Relating to Ownership of Our Shares

Our Board of Directors (“Board”) can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, subject to NASDAQ Capital Market rules imposing some limitations on our ability to issue shares without shareholder approval, our Board can authorize, without any requirement of shareholder approval, the issuance of an unlimited number of common shares. Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders. Our Board can also authorize, without any requirement of shareholder approval other than those imposed by NASDAQ, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting. This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

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

We are thinly traded and thus our trading price may not reflect the value of our shares.

Although we are traded on NASDAQ Capital Market, our shares are thinly traded and we do not have analysts actively tracking and publishing opinions on the Company and our stock. Accordingly, the trading price of our shares may not reflect their full intrinsic value.

Efforts to protect our NOLs could depress our share price.

Our NOLs could be lost if a shareholder, or collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three year period. Our Board is currently evaluating measures designed to prevent such a loss of NOLs, but such measures might not be totally effective. Moreover, because the available measures involve limiting the ability to acquire, or the value of acquiring, five percent, or more, of our shares, these measures could discourage an acquirer from purchasing our shares and therefore depress our share price.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 9,000 square feet of office space pursuant to a lease that expires in January 2016.

Our International Operations are located in Johannesburg, South Africa where we occupy approximately 5,300 square feet of office space pursuant to two leases with the later lease expiring June 2018.

We believe our facilities are suitable for our US and Corporate Operations; however, we are in the process of securing additional space for our International Operations.

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

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative cases have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.4 million and $0.9 million and had a contingent obligation of $0.5 million recorded at December 31, 2014.  The parties have reached an agreement in principle in the foregoing range, but there are numerous steps to be taken before the settlement can be considered final and binding. Assuming the agreement becomes final and binding, the resulting settlement amount is expected to be covered fully by insurance.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares currently trade on the NASDAQ Capital Market exchange, operated by The NASDAQ OMX Group, Inc., under the symbol “MMAC.” Prior to October 9, 2014, we traded on the OTC market specifically through the OTCQB marketplace under the symbol “MMAB” and “MMABD.”

The following table shows the high and low sales prices for our common shares during the years ended December 31, 2014 and 2013 as reported by the NASDAQ Capital Market through the NASDAQ OMX Group, Inc. and OTC Market Group through the OTCQB marketplace. All share prices have been adjusted to reflect the one-for-five reverse stock split that occurred on September 29, 2014.

Common Shares
High/Low Prices
Fiscal Quarter	2014	2013
First	$7.75-5.50	$5.95-2.00
Second	9.75-7.55	7.95-4.75
Third	9.65-8.60	8.55-6.00
Fourth	10.08-8.20	8.75-5.25

Our Board has not declared a dividend since the fourth quarter of 2007. It is unlikely that we will pay a dividend in the foreseeable future.

On March 12, 2015, there were approximately 358 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the year ended and at December 31, 2014.

Use of Proceeds from Registered Securities

None for the year ended and at December 31, 2014.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended December 31, 2014.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
10/1/2014 – 10/31/2014	-	-	-	185,683
11/1/2014 – 11/30/2014	69,000	10.03	69,000	466,683
12/1/2014 – 12/31/2014	49,700	10.00	49,700	416,983
Total	118,700	$10.02	118,700	416,983

(1)	At its March 2015 meeting, the Board authorized the repurchase of an additional 300,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $12.51 per share. As of December 31, 2014, the Company had repurchased 1.3 million shares at an average price of $8.10 under its stock repurchase program since the plan’s inception. Between January 1, 2015 and March 12, 2015, the Company repurchased 19,432 shares at an average price of $9.31 under its stock repurchase program leaving 0.7 million shares to be purchased under the existing plan, inclusive of the increase to the program authorized at the March 2015 Board meeting. The plan will terminate once the Company has repurchased the total authorized number of shares.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company uses its experience and expertise to partner with institutional capital to create attractive and impactful alternative investment opportunities, to manage them well and to report on them effectively. The Company operates through two reportable segments: US Operations (which for periods presented includes Corporate Operations) and International Operations. Beginning in 2015, the Company will separately evaluate the performance of its US Operations and its Corporate Operations and therefore will report performance through three reportable segments − US Operations, International Operations and Corporate Operations.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, LIHTCs and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the US. This business line manages the vast majority of the Company’s bonds and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes CDD bonds and other real estate related bond investments.

Our LIHTC business consists primarily of secured loan receivables from MGM and an option to purchase MGM in 2019. We obtained these assets as a result of selling substantially all of our LIHTC asset management operations to MGM and as a result of loaning cash to MGM on October 8, 2014. See “Notes to Consolidated Financial Statements − Note 5, Other Assets” for more information.

The Other Investments and Obligations business line includes legacy assets and serves as our research and development unit for new business opportunities in the US, which has resulted in the creation of an energy capital business that operates as MMA Energy Capital, LLC.

Currently, the US Operations reportable segment also includes our Corporate Operations which is responsible for accounting, reporting, compliance and planning which are fundamental to our success as a global fund manager and publicly traded company in the United States.

International Operations

We manage our International Operations through a 96% owned subsidiary, IHS, where our strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the SAWHF, which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in green affordable housing in South Africa and Sub-Saharan Africa.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

The table below summarizes our consolidated financial performance for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Total interest income	$17,607	$37,928
Total interest expense	3,120	24,252
Net interest income	14,487	13,676

Total fee and other income	10,656	7,910
Revenue from CFVs	16,494	20,143
Total revenues, net of interest expense	41,637	41,729
Operating and other expenses:
Interest expense	13,776	14,988
Operating expenses	25,009	33,556
Total expenses from CFVs	90,435	52,572
Total operating and other expenses	129,220	101,116

Net gains on assets, derivatives and extinguishment of liabilities	19,367	115,366
Net gains due to real estate consolidation and foreclosure	2,003	10,895
Equity in income (losses) from unconsolidated funds and ventures (1,747) (275)	6,738	(275)
Net gains related to CFVs	15,227	31,795
Equity in losses from Lower Tier Property Partnerships of CFVs	(32,730)	(26,609)
Net losses due to deconsolidation of CFVs	(23,867)	-
Net (loss) income from continuing operations before income taxes	(100,845)	71,785
Income tax benefit	45	1,304
Income from discontinued operations, net of tax	17,901	26,758
Net (loss) income	(82,899)	99,847

Loss (income) allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	-	(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	100,216	33,024
Related to discontinued operations	150	(1,317)
Net income to common shareholders	$17,467	$127,840

Net interest income

The following table summarizes our net interest income for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Interest income:
Interest on bonds	$16,493	$37,280
Interest on loans and short-term investments	1,114	648
Total interest income	17,607	37,928
Asset related interest expense:
Senior interests in and debt owed to securitization trusts	-	11,348
Mandatorily redeemable preferred shares	-	6,508
Notes payable and other debt, bond related	2,392	5,140
Notes payable and other debt, non-bond related	728	1,256
Total interest expense	3,120	24,252
Total net interest income	$14,487	$13,676

Total net interest income increased by 5.9% or $0.8 million, for the year ended December 31, 2014 as compared to 2013. Interest income on bonds decreased $20.8 million for the year ended December 31, 2014 as compared to 2013. This decline was mainly due to a $375.3 million decline in the weighted average bond UPB (from $588.9 million for the year ended December 31, 2013 to $213.6 million for the year ended December 31, 2014) due primarily to the sale of our common shares in MuniMae TE Bond Subsidiary, LLC (“TEB”). Partially offsetting this decline was a $1.4 million increase in interest recognized on non-accrual bonds.

Interest on loans and short-term investments increased by $0.5 million for the year ended December 31, 2014 as compared to 2013. This increase was mainly due to interest earned on the Bridge Loan we made to MGM during the fourth quarter of 2014. See “Notes to Consolidated Financial Statements − Note 5, Other Assets" for more information.

Asset related interest expense decreased $21.1 million for the year ended December 31, 2014 as compared to 2013. This decrease was mainly due to $7.8 million of deferred costs that were accelerated and recognized in full in the second quarter of 2013 associated with the debt that was assumed by the purchaser of our common shares in TEB at the debt's face amount in July 2013. Also contributing to the decline was the transfer of our senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares to the purchaser of our common shares in TEB.

Other interest expense

The following table summarizes our other interest expense for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Other interest expense:
Subordinate debentures	$10,332	$10,741
Notes payable and other debt	3,444	4,247
Total other interest expense	$13,776	$14,988

Other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) decreased $1.2 million for the year ended December 31, 2014 as compared to 2013. This decline was mainly driven by the $45.5 million repurchase of outstanding subordinate debentures during first quarter 2013, as well as a decline in notes payable and other debt.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Income on preferred stock investment	$5,260	$5,260
Asset management and advisory fees (recorded in “Other income”)	3,580	931
Syndication fees (recorded in “Other income”)	232	138
Miscellaneous income	1,584	1,581
Total fee and other income	$10,656	$7,910

Fee and other income increased by 34.7%, or $2.7 million, for the year ended December 31, 2014 as compared to 2013 mainly due to $2.0 million of asset management fees (including reimbursed expenses) recognized during 2014 associated with the July 2014 initial closing of IHS Fund II. Additionally, there was a $0.6 million increase in asset management fees recognized during 2014 associated with IHS Residential Partners I, which was entered into during the fourth quarter of 2013.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Salaries and benefits	$12,708	$12,318
General and administrative	3,447	4,699
Professional fees	5,372	8,492
Other expenses	3,482	8,047
Total operating expenses	$25,009	$33,556

Total operating expenses decreased 25.5%, or $8.5 million, mainly due to declines in other expenses, professional fees and general and administrative.

Other expenses primarily include asset management costs, bond and loan impairments, asset workout expenses, depreciation and amortization and net costs associated with our ownership of real estate. Other expenses decreased $4.6 million for the year ended December 31, 2014 as compared to 2013 mainly due to a $1.3 million decline in foreign currency translation losses associated with our International Operations as well as a $1.2 million decline in bond and loan impairments. Also contributing to the decline were reductions in real estate expenses, asset management costs and depreciation and amortization.

Professional fees decreased $3.1 million for the year ended December 31, 2014 as compared to 2013. This decrease was mainly due to $1.5 million of legal and other professional fees incurred during the second quarter of 2013 associated with the sale of our common shares in TEB. Also contributing to the decline in professional fees was a $1.0 million reduction in general legal fees as well as a $0.6 million reduction in auditing fees primarily associated with the audits of TEB and its direct parent.

General and administrative expenses decreased $1.3 million for the year ended December 31, 2014 as compared to 2013 mainly due to reductions in office rent and insurance costs.

Salaries and benefits related to US Operations decreased $0.3 million for the year ended December 31, 2014 as compared to 2013 mainly due to a decrease in employees. Salaries and benefits related to our International Operations increased $0.7 million for the year ended December 31, 2014 as compared to 2013 mainly due to an increase in employee bonuses.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Net gains on bonds	$12,293	$77,230
Net gains on real estate	882	-
Net gains on loans	150	1,535
Net gains on derivatives	4,143	18
Net gains on extinguishment of liabilities	1,899	36,583
Total net gains on bonds, real estate, loans, derivatives and extinguishment of liabilities	$19,367	$115,366

Net gains on bonds decreased $64.9 million for the year ended December 31, 2014 as compared to 2013. Substantially all of the net gains on bonds recognized during the year ended December 31, 2013 were due to $75.7 million of realized gains associated with bonds transferred as part of the TEB sale. These gains had been previously recorded as "Accumulated other comprehensive income" ("AOCI"). As a result of the bonds being transferred to the purchaser of TEB, the Company reduced AOCI by $75.7 million and increased earnings by $75.7 million, which had no net impact on common shareholders' equity. Net gains of $12.3 million recognized during the year ended December 31, 2014 were primarily due to $6.5 million of realized gains associated with a bond redeemed during the third quarter of 2014 and $4.1 million of realized gains associated with a bond sold during the fourth quarter of 2014. These gains had been previously recorded as AOCI and as a result of the bond redemption and sale, the Company reduced AOCI by $10.6 million and increased earnings by $10.6 million, which had no net impact on common shareholders' equity.

For the year ended December 31, 2014, net gains on extinguishment of liabilities were $1.9 million as compared to net gains of $36.6 million for the year ended December 31, 2013. During the year ended December 31, 2013, we recognized a $37.9 million gain on the repurchase of $45.5 million of UPB of the subordinate debt of MFH, a wholly owned subsidiary of the Company, due May 3, 2034, for $17.4 million, plus accrued interest. The gain represents the difference between the cash payment of $17.4 million and the carrying value of the debt of $56.9 million, reduced by the acceleration of $1.6 million of debt issuance costs. Partially offsetting this gain was a $1.5 million loss on the redemption of all of the outstanding Series A mandatorily redeemable preferred shares.

Net gains on derivatives were $4.1 million for the year ended December 31, 2014 and included $2.3 million of net interest received on derivatives as well as $2.5 million of mark-to-market gains on bond-related TRSs, partially offset by a $0.6 million decline in the value of an interest rate cap and a $0.1 million decline in the value of an interest rate swap.

Net Gains Due to Real Estate Consolidation and Foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Net gains due to real estate consolidation and foreclosure	$2,003	$10,895

Net gains due to real estate consolidation and foreclosure were $2.0 million and $10.9 million for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company foreclosed on a property serving as collateral for one of the Company's bonds. Upon foreclosure, the property was consolidated and the bond was derecognized. As a result, unrealized gains of $2.0 million, which were recorded through AOCI, were transferred into the consolidated statements of operations and recorded as "Net gains due to real estate consolidation and foreclosure" which had no net impact on common shareholders’ equity.

During the year ended December 31, 2013, the Company consolidated seven properties (through foreclosure, deed-in-lieu of foreclosure, or GP interest assignment (collectively, “foreclosure”)) for which the Company provided bond financing. Upon foreclosure, the properties were consolidated and the bonds were derecognized. As a result, unrealized gains of $10.9 million, which were recorded through AOCI, were transferred into the consolidated statements of operations and recorded as "Net gains due to initial real estate consolidation and foreclosure," which had no net impact on common shareholders’ equity.

Equity in Income (Losses) from Unconsolidated Funds and Ventures

The following table summarizes our equity in income (losses) from unconsolidated funds and ventures for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Equity in income (losses) from unconsolidated funds and ventures	$6,738	$(275)

Equity in income from unconsolidated funds and ventures was $6.7 million for the year ended December 31, 2014 as compared to a loss of $0.3 million for the year ended December 31, 2013. The $6.7 million of net income recognized during 2014 was comprised of $7.3 million of net income associated with an investment in a venture made during fourth quarter of 2014 offset by $0.6 million of net losses from other equity investments.

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes our income allocable to perpetual preferred shareholders of a subsidiary company for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
(in thousands)	2014	2013
Income allocable to perpetual preferred shareholders of a subsidiary company	$-	$(3,714)

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $3.7 million for the year ended December 31, 2014 as compared to 2013 as a result of the sale of our common shares in TEB in July 2013.

Net Income Allocable to the Common Shareholders Related to CFVs

The table below summarizes our net income related to funds and ventures that were consolidated for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Revenue:
Rental and other income from real estate	$10,210	$11,740
Interest and other income	6,284	8,403
Total revenue from CFVs	16,494	20,143

Expenses:
Depreciation and amortization	7,012	8,165
Interest expense	3,087	3,263
Other operating expenses	48,328	8,825
Foreign currency loss	5,030	10,534
Asset impairments	26,978	21,785
Total expenses from CFVs	90,435	52,572

Net gains (losses) related to CFVs:
Investment gains	13,121	23,201
Derivative gains	2,244	8,594
Net loss due to deconsolidation of CFVs	(23,867)	-
Net loss on sale of properties	(138)	-
Equity in losses from Lower Tier Property Partnerships of CFVs	(32,730)	(26,609)
Net loss	(115,311)	(27,243)
Net losses allocable to noncontrolling interests in CFVs (1)	100,140	32,334
Net (loss) income allocable to the common shareholders related to CFVs	$(15,171)	$5,091

(1)	Net losses allocable to noncontrolling interests in CFVs do not include net losses allocable to noncontrolling interests in IHS because the Company’s equity interest in IHS is substantial and thus the revenue and expenses related to IHS are not included within revenue and expenses of CFVs.

The details of Net income allocable to the common shareholders related to CFVs for the years ended December 31, 2014 and 2013 are as follows:

	For the year ended December 31,
(in thousands)	2014	2013
Asset management fees	$4,103	$4,556
Interest income	1,526	2,149
Guarantee fees	1,324	1,324
Equity in losses from Lower Tier Property Partnerships	(5,912)	(3,157)
Equity in income from SAWHF	343	684
Other expenses	(1,105)	(465)
Net loss due to deconsolidation of CFVs	(15,450)	-
Net (loss) income allocable to the common shareholders	$(15,171)	$5,091

The Company’s interest income, asset management fees and guarantee fees are eliminated in consolidation, but are allocated to the Company due to the Company’s contractual right to this income. Interest income is primarily related to bonds that were eliminated when we consolidated the properties that collateralize the bonds. Asset management fees are from managing the SAWHF and the guaranteed LIHTC Funds prior to the sale of our LIHTC asset management operations during the fourth quarter of 2014. Guarantee fees are related to the LIHTC Funds that the Company continues to consolidate even though the Company sold its GP interest in these funds during the fourth quarter of 2014 as the Company has guaranteed the investors’ yield. Equity in losses from Lower Tier Property Partnerships (“LTPPs”) are losses that the Company records in the event that a LIHTC Fund’s investment in a LTPP has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the LTPP to the extent of the bond or loan carrying amount. Equity in income from SAWHF was our share of the SAWHF’s net income based on our 2.7% equity interest in the SAWHF.

Starting in 2015, the asset management fees earned from the SAWHF and the income or loss recognized as a result of our equity interest in the SAWHF will not be recognized as an allocation of income because the SAWHF was deconsolidated at December 31, 2014. Also, as of December 31, 2014, none of our bonds were eliminated due to consolidation accounting and therefore all of our bond related interest will be recognized through bond interest income as opposed to an allocation of income.

As reflected in the table above, the Company recognized $15.2 million of losses during 2014 as compared to $5.1 million of income during 2013 related to CFVs. The most significant change was due to $15.5 million of losses recognized during the fourth quarter of 2014 reflected in the table above as “Net loss due to deconsolidation of CFVs.” As a result of the Company’s sale of substantially all of its LIHTC asset management operations to MGM during the fourth quarter of 2014 as well as other considerations, the Company concluded from an accounting standpoint that it no longer controlled a non-profit and its Consolidated LTPPs and thus these entities were removed from our balance sheet. We also reinstated certain bonds that had been eliminated in consolidation and certain equity investments held by consolidated LIHTC Funds all of which were either debt or equity associated with the previously Consolidated LTPPs. As a result, we recorded a $15.5 million loss through the statement of operations, the majority of which was offset by unrealized gains recorded through the statement of comprehensive loss. The $15.5 million loss was comprised of the following:

•	$6.9 million of equity in losses from LTPPs allocated to certain bond interests and associated with the reinstatement of equity investments held by the Company’s consolidated LIHTC Funds. These losses were fully offset by $6.9 million of unrealized bond gains recorded through “Accumulated other comprehensive income.”

•	$7.7 million of bond related losses primarily related to impairments incurred, but not recognized due to consolidation of the real estate as well as losses recognized to reinstate unrealized bond gains that had been removed at the time of initial consolidation. These losses were partially offset by $7.1 million of unrealized bond gains recorded through “Accumulated other comprehensive income.”

•	$0.9 million of gain on sale of certain bonds that had been deferred due to the consolidation of the real estate.

•	$1.8 million of losses resulting from the removal of the non-profit entity's net assets that had been allocated to the common shareholders.

Net Income to Common Shareholders from Discontinued Operations

The table below summarizes our net income from discontinued operations for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Sublease income	$-	$492
Income from CFVs (primarily rental income)	279	13,115
Income from REO operations	1,148	2,235
Rent expense	-	(492)
Expenses from CFVs (primarily operating expenses)	(243)	(12,064)
Expenses from REO operations	(1,112)	(1,517)
Other income	333	459
Other expense	(70)	(548)
Net gains on property acquisition	-	320
Income tax expense	(137)	-
Net income before disposal activity	198	2,000
Disposal:
Net gains related to REO	17,683	19,257
Net gains related to CFVs	20	5,501
Net income from discontinued operations	17,901	26,758
Loss (income) from discontinued operations allocable to noncontrolling interests	150	(1,317)
Net income to common shareholders from discontinued operations	$18,051	$25,441

During 2013, the Company or one of its CFVs sold three real estate properties that generated cash of $58.6 million and gains of $21.4 million allocable to the common shareholders from discontinued operations.

During 2014, the Company sold five real estate properties that generated cash of $59.6 million and gains of $18.3 million allocable to the common shareholders from discontinued operations. During 2014, the Company also sold one land investment that generated cash of $2.2 million and gains of $0.9 million recorded through continuing operations.

Bond Portfolio

The table below provides key metrics related to all of our bonds including those bonds that are financed through TRSs that the Company accounted for as derivatives as of December 31, 2014. Because as an economic matter we have the same exposure across all bonds financed by TRSs regardless of whether those financings are accounted by the Company as secured borrowings or derivatives, the asset management of our bond portfolio includes the asset management of all of these bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 8, Derivatives.”

(dollars in thousands)	UPB		Fair Value		Wtd Avg Coupon		Wtd Avg Pay Rate (4)		Debt Service Coverage (5)		Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing	$177,012		$183,536		6.44%		6.44%		0.98	x	23	21
Non-performing (1), (2)	67,008		43,584		6.68%		3.04%		0.46	x	9	7
Subordinate cash flow (3)	11,344		6,765		6.83%		0.00%		N/A		4	-
Total Multifamily tax-exempt bonds	$255,364		$233,885		6.51	% (6)	5.51	% (6)	0.83	x	36	28

CDD bonds	$42,570		$40,939		6.75%		6.75%		N/A		3	N/A

Other bonds	$40,063		$40,764		4.33%		4.33%		N/A		4	N/A
Total Bond Portfolio	$337,997	(7)	$315,588	(7)	6.27	% (6)	5.52	% (6)	0.83	x	43	28

(1)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(2)	Included in this amount were subordinate bonds with must pay coupons and a $3.0 million fair value.

(3)	Included in this amount were subordinate cash flow bonds that do not have must pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding twelve months and debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding twelve months weighted by the bonds’ average UPB over the period for the population of bonds at December 31, 2014.

(5)	Debt service coverage is calculated on a rolling twelve-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(6)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(7)	At December 31, 2014, this amount includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had an UPB of $88.9 million and a fair value of $92.7 million and were subject to TRSs with a notional amount of $90.2 million, or a net derivative asset of $2.5 million. At December 31, 2014, this amount, includes an additional 10 bonds financed by TRSs accounted for as a secured borrowing. These bonds had an UPB of $87.2 million and a fair value of $90.3 million and were subject to TRSs with a notional amount of $87.3 million.

Multifamily tax-exempt bonds

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is the first mortgage or a subordinate mortgage on the underlying properties. The 28 properties serving as collateral are located across 16 different Metropolitan Statistical Areas (“MSA”). The highest concentration is in the Atlanta MSA and as of December 31, 2014, 34.7% and 32.8% (based on UPB and fair value, respectively) were located in the Atlanta MSA. Approximately 75% of our UPB is collateralized by properties that are affordable low-income housing and serve the general population, while six properties, or approximately 23% of our UPB serve the senior population, and one property, or 2% of our UPB, serves students.

All of the properties are considered stabilized which means none of the properties have construction or lease-up risk. As of December 31, 2014, the Company had 32 multifamily tax-exempt bonds with must pay coupons.

•	23 of the 32 bonds were performing bonds with $177.0 million UPB and $183.5 million fair value and a weighted average debt service coverage ratio of 0.98x. The potential for defaults exist within this population, but because these are low-income housing tax credit bonds, despite the fact that approximately one half of this population has less than 0.90x debt service coverage, shortfalls to date have been supported by developers and tax credit syndicators.

•	Nine of the 32 bonds were non-performing bonds with $67.0 million UPB and $43.6 million fair value and a weighted average debt service coverage ratio of 0.46x.

Additionally, as of December 31, 2014, four of the 32 must pay bonds were subordinate bonds with $8.4 million UPB and $3.9 million fair value. While these bonds do have must pay coupons, the debt service is paid only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns two of the related senior bonds with $10.5 million UPB and $10.1 million fair value. Two of the four must pay subordinate bonds with $7.6 million UPB and $3.0 million fair value were in default as of December 31, 2014.

As of December 31, 2014, the Company had four bonds with $11.3 million UPB and $6.8 million fair value that were subordinate and do not have must pay coupons. Debt service on these bonds is paid to the extent there is available cash flow and only after payment is made on senior obligations that have a priority to the cash flow of the underlying collateral. The Company owns all of the related senior bonds with a $28.9 million UPB and $29.6 million fair value. These cash flow bonds were excluded from the calculation of debt service coverage ratios, as non-payment is not a default.

Community Development District Bonds

As of December 31, 2014, we held three CDD bonds with $42.6 million UPB and $40.9 million fair value that were issued by community development districts to finance infrastructure improvements for two large residential or commercial development projects. These bonds are commonly referred to as CDD bonds in Florida and as Community Development Authority or Capital Improvement Cooperative District bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing, generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.

Other Bonds

As of December 31, 2014, we held four other bonds with $40.1 million UPB and $40.8 million fair value. Three of these bonds with $30.1 million UPB and $30.7 million fair value represent senior certificate interests in a structured-enhanced trust collateralized by a pool of tax-exempt municipal bonds. One bond with $10.0 million UPB and $10.1 million fair value represents a subordinate position in a series of bonds all of which are collateralized by a first mortgage on a multifamily housing development.

Valuation Results for the year ended 2014

During the year ended December 31, 2014, we recorded net unrealized gains of $19.6 million on our bond portfolio excluding bonds that were financed through TRSs that the Company accounted for as derivatives (“Reported Bonds”) through other comprehensive income. The majority of the unrealized gains recorded during 2014 were due to the workout of certain non-performing bonds, improvements in the underlying credit and improvements in property operations that increased future expected cash flows in certain non-performing and collateral dependent performing bonds. We also recognized unrealized gains as a result of declines in market yields on our performing bonds and declines in the discount and capitalization rates on certain non-performing and collateral dependent performing bonds.

The bonds that were financed through TRSs and accounted for as derivatives had net unrealized gains of $2.5 million for the year ended December 31, 2014. These unrealized gains were driven by a decline in market yields and were reported as unrealized gains on derivatives.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Our bonds are not traded on an established exchange nor are there an active private trading market; therefore, our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. For most of our performing bonds (i.e., bonds that are current in their payment of principal and interest) where payment of full principal and interest is expected, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate (i.e., market yield) on the performing bond portfolio was 6.3% and 6.5% at December 31, 2014 and 2013, respectively.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate for the bonds whose valuations are based on an estimate of the collateral value was 7.8% and 8.1% at December 31, 2014 and 2013, respectively, for the bonds remaining in our portfolio at December 31, 2014. The weighted average capitalization rate was 6.8% at December 31, 2014 and 2013, for the bonds remaining in our portfolio at December 31, 2014.

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

Real Estate Investments

The table below provides key metrics related to all of our real estate investments as of December 31, 2014.

(in thousands)
Type	GAAP Carrying Amount		Estimated Fair Value
Affordable Multifamily Rental Properties	$22,507		$24,452
Land Investments and mixed use	28,584		34,623
Total real estate investments	$51,091	(1)	$59,075

(1)	Includes $18.4 million reported through real estate held-for-use, $10.1 million reported through real estate held-for-sale and $22.6 million reported through other assets.

The Company estimates the fair value of its affordable multifamily rental properties by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. To the extent available, the Company estimates fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value. The Company uses appraisals and other indications of fair value to estimate the fair value of its land investments.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities. At December 31, 2014 and 2013, we had unrestricted cash and cash equivalents of $29.6 million and $66.8 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

We consolidate certain funds and ventures even though we have no (or nominal) equity interest, and we therefore reflect the cash flow activities for those funds and ventures as part of our consolidated statements of cash flow. As reflected on our consolidated balance sheets, the cash held by these CFVs was reported in “Restricted cash,” outside of the Company’s cash and cash equivalents given that the Company does not have legal title to this cash. Therefore, the net decrease to cash and cash equivalents is representative of the change only to MMA’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MMA and the CFVs. The tables below provide the cash activity related to MMA and the CFVs.

	For the year ended December 31, 2014
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794	-	$66,794
Net cash (used in) provided by:
Operating activities	(189)	(1,006)	(1,195)
Investing activities	41,586	1,523	43,109
Financing activities	(78,572)	(517)	(79,089)
Net increase in cash and cash equivalents	(37,175)	-	(37,175)
Cash and cash equivalents at end of period	$29,619		$29,619

	For the year ended December 31, 2013
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$50,857	-	$50,857
Net cash provided by (used in):
Operating activities	885	1,981	2,866
Investing activities	81,130	4,669	85,799
Financing activities	(66,078)	(6,650)	(72,728)
Net increase in cash and cash equivalents	15,937	-	15,937
Cash and cash equivalents at end of period	$66,794		$66,794

Operating activities

Cash flows used in operations for MMA were $0.2 million for the year ended December 31, 2014 and cash flows provided by operations were $0.9 million for the year ended December 31, 2013. The $1.1 million increase in cash used by operating activities was primarily due to:

•	a decrease in interest income of $19.0 million primarily as a result of the TEB sale in 2013, a $3.3 million decrease in other income received (primarily related to a $2.1 million income tax refund received in 2013) and a $1.4 million decrease in principal payments received on loans held for sale, partially offset by:

•	a $16.4 million reduction in interest expense primarily as a result of the TEB sale, a $2.7 million decrease in operating expenses (primarily a result of $1.5 million of legal and other professional fees paid related to the TEB sale), a $2.0 million decrease in derivative terminations and a $1.4 million decrease in other expenses paid.

Investing activities

Cash flows provided by investing activities for MMA were $41.6 million and $81.1 million for the years ended December 31, 2014 and 2013, respectively. The $39.5 million decrease in cash provided by investing activities was primarily due to:

•	a $22.1 million increase in advances on and originations of loans held for investment (primarily as a result of $14.4 million used to originate a loan to MGM), $19.2 million in net proceeds from the sale of TEB received in 2013 (net of $16.3 million of cash received from the TEB sale that was restricted for the purpose of providing collateral for borrowings with the Purchaser), an $18.4 million increase in advances on and purchases of bonds, a $9.6 million increase in equity investments in real estate and a $2.2 million decrease in proceeds received from the sale of real estate, partially offset by:

•	a $28.6 million decrease in restricted cash investing activities (primarily as a result of cash used to replace a letter of credit posted on the Company’s behalf to secure a guarantee obligation in the first quarter of 2013 and the release of cash pledged as collateral related to the termination of two TRSs during the third quarter of 2014) and a $3.3 million increase in principal payments and sales proceeds received on bonds.

Financing activities

Cash flows used in financing activities for MMA were $78.6 million and $66.1 million for the years ended December 31, 2014 and 2013, respectively. The $12.5 million increase in cash used in financing activities was primarily due to:

•	a decrease of $73.3 million in proceeds generated from the issuance of TEB preferred shares during the first quarter of 2013, a decrease of $36.6 million in proceeds from a TRS financing entered into in connection with the transfer of our preferred stock investments during the first quarter of 2013, a $21.9 million increase in repayment of borrowings, a $5.5 million increase in the purchase of treasury stock and a $1.6 million increase in distributions paid to a holder of non controlling interests, partially offset by:

•	$80.7 million of cash used to repurchase TEB preferred shares in 2013, a $19.3 million decrease in cash used to repurchase bonds, but treated as a repayment of borrowings, a $17.0 million decrease in the repayment of subordinate debentures, a $4.6 million decrease in distributions paid to perpetual preferred shareholders, a $3.5 million increase in proceeds from other borrowings, and a $1.2 million decrease in payments of debt issuance costs.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2014. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	December 31, 2014	Weighted-Average Interest Rate at December 31, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related	$87,325	1.4%
Notes payable and other debt – non-bond related	6,127	9.9
Total asset related debt	93,452	2.0

Other Debt (1)
Subordinate debentures (2)	150,776	7.2
Notes payable and other debt	42,549	4.2
Total other debt	193,325	6.5

Total asset related debt and other debt	286,777	5.0

Debt related to CFVs	6,712	5.3

Total debt	$293,489	5.0

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the consolidated statements of operations.

(2)	Included in the subordinate debt balance was $10.1 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at December 31, 2014.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At December 31, 2014, this debt is primarily comprised of TRS financing agreements on bonds available-for-sale. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Other Debt

Subordinate debt

At December 31, 2014, the Company had $140.6 million of subordinate debt (UPB) with a carrying value of $150.8 million (includes deferred interest that will be payable at maturity date) and a weighted average effective interest rate of 7.1%. At December 31, 2014, $111.9 million of subordinate debt (UPB) had a pay rate of 75 bps that will reset to 3-month LIBOR plus 330 bps in March and April of 2015. See “Notes to Consolidated Financial Statements − Note 6, Debt” for more information.

Notes payable and other debt

At December 31, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. See “Notes to Consolidated Financial Statements − Note 3, Investment in Preferred Stock” for more information. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month London LIBOR plus 400 bps (4.3% at December 31, 2014) and resets quarterly.

See “Notes to Consolidated Financial Statements − Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

At December 31, 2014, the Company had $1.3 million of debt that had come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Guarantees

The following table summarizes guarantees by type at December 31, 2014:

	December 31, 2014
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$864

Through the indemnification contracts, we guaranty the investor yield on certain third party LIHTC Funds and property performance of certain LTTPs. We made no cash payments related to these indemnification agreements for the year ended December 31, 2014. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

Our maximum exposure under the indemnification contracts represents the maximum loss we could incur under the guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees. We also have guarantees associated with certain LIHTC Funds that are consolidated on our balance sheet. See “Notes to Consolidated Financial Statements – Note 16, Consolidated Funds and Ventures.”

Debt Related to CFVs

We have debt of $6.7 million as of December 31, 2014, as an obligation of one of the LIHTC Funds consolidated by the Company. This debt was reinstated during the fourth quarter of 2014 because the related mortgage note receivable was assigned from MMA to a third party. This also caused expenses of consolidated funds and ventures to increase because this obligation had never been recognized as an obligation of the funds in consolidation. At December 31, 2014, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

Company Capital

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders.  As of December 31, 2014, our Board authorized a stock repurchase program of up to 1.75 million shares.  At its March 2015 meeting, the Board authorized the repurchase of an additional 300,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company.  Effective at the filing of this Report and until modified by further action by the Board, that price is $12.51 per share.

During the year ended December 31, 2014, the Company repurchased 919,756 shares at an average price of $8.83.  As of December 31, 2014, the Company had repurchased 1.3 million shares at an average price of $8.10 under its stock repurchase program since the plan’s inception. Between January 1, 2015 and March 12, 2015, the Company repurchased 19,432 shares at an average price of $9.31 under its stock repurchase program leaving 697,551 shares to be purchased under the existing program, inclusive of the increase to the program authorized at the March 2015 Board meeting.

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

Valuation of Bonds

Our bond portfolio includes mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at December 31, 2014 were priced on average at approximately 89% of the portfolio’s UPB.

Consolidated Funds and Ventures (“CFVs”)

We have equity investments in partnerships and other entities that primarily hold or develop real estate. In most cases our legal interest in these entities is minimal; however, we apply ASC No. 810 “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. As of December 31, 2014, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes. All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return. At December 31, 2014, the Company had deferred tax assets of $211.8 million comprised primarily of federal NOLs of $146.4 million (tax-effected) that are available to offset $418.2 million of future income and will begin to expire in 2027.

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

The consolidated financial statements of MMA Capital Management, LLC, together with the report thereon of KPMG LLP dated March 18, 2015, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at December 31, 2014.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to Senior Financial Officers, copies of which are available on the Company’s website at www.mmacapitalmanagement.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is contained in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be furnished by this Item 12 is contained in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is contained in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this Item 14 is contained in the Company’s Proxy Statement for its 2015 Annual Shareholders’ Meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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

MMA CAPITAL MANAGEMENT, LLC

Dated: March 18, 2015	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	March 18, 2015
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	March 18, 2015
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

By:		/s/ Francis X. Gallagher	March 18, 2015
	Name:	Francis X. Gallagher
	Title:	Chairman of the Board of Directors

By:		/s/ Steven S. Bloom	March 18, 2015
	Name:	Steven S. Bloom
	Title:	Director

By:		/s/ J.P. Grant	March 18, 2015
	Name:	J.P. Grant
	Title:	Director

By:		/s/ Frederick W. Puddester	March 18, 2015
	Name:	Frederick W. Puddester
	Title:	Director

S-1

Report for Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MMA Capital Management, LLC:

We have audited the accompanying consolidated balance sheets of MMA Capital Management, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMA Capital Management, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

(Signed) KPMG LLP

Baltimore, Maryland
March 18, 2015

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$29,619	$66,794
Restricted cash (includes $24,186 and $52,897 related to CFVs)	50,189	87,903
Bonds available-for-sale (includes $144,611 and $134,769 pledged as collateral and/or restricted)	222,899	195,332
Investments in Lower Tier Property Partnerships related to CFVs	231,204	286,007
SAWHF investments related to CFVs	-	158,325
Real estate held-for-use, net (includes zero and $15,644 pledged as collateral, and zero and $102,314 related to CFVs)	18,417	120,576
Real estate held-for-sale, net	10,145	24,090
Investment in preferred stock (pledged as collateral)	31,371	31,371
Other assets (includes $161 and $11,907 pledged as collateral and $11,128 and $23,664 related to CFVs)	77,848	44,960
Total assets	$671,692	$1,015,358

LIABILITIES AND EQUITY
Debt (includes $6,712 and $91,602 related to CFVs)	$293,489	$441,963
Accounts payable and accrued expenses	5,538	8,723
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	9,597	13,461
Other liabilities (includes $31,831 and $4,043 related to CFVs)	41,870	12,352
Total liabilities	$350,494	$476,499

Commitments and contingencies

Equity:
Noncontrolling interests in CFVs and IHS (net of $575 of subscriptions receivable)	$229,714	$473,513
Common shareholders’ equity:
Common shares, no par value (7,162,221 and 7,855,919 shares issued and outstanding and 66,106 and 256,216 non-employee directors’ and employee deferred shares issued at December 31, 2014 and 2013, respectively)	35,032	28,687
Accumulated other comprehensive income	56,452	36,659
Total common shareholders’ equity	91,484	65,346
Total equity	321,198	538,859
Total liabilities and equity	$671,692	$1,015,358

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended December 31,
	2014	2013
Interest income
Interest on bonds	$16,493	$37,280
Interest on loans and short-term investments	1,114	648
Total interest income	17,607	37,928

Interest expense (1)
Bond related debt	2,392	22,996
Non-bond related debt	728	1,256
Total interest expense	3,120	24,252
Net interest income	14,487	13,676

Non-interest revenue
Income on preferred stock investment	5,260	5,260
Other income	5,396	2,650
Revenue from CFVs	16,494	20,143
Total non-interest revenue	27,150	28,053
Total revenues, net of interest expense	41,637	41,729

Operating and other expenses
Interest expense (2)	13,776	14,988
Salaries and benefits	12,708	12,318
General and administrative	3,447	4,699
Professional fees	5,372	8,492
Other expenses	3,482	8,047
Expenses from CFVs	90,435	52,572
Total operating and other expenses	129,220	101,116

Net gains on assets and derivatives	17,468	78,783
Net gains on extinguishment of liabilities	1,899	36,583
Net gains due to initial real estate consolidation and foreclosure	2,003	10,895
Equity in income (losses) from unconsolidated funds and ventures	6,738	(275)
Net gains related to CFVs	15,227	31,795
Equity in losses from Lower Tier Property Partnerships of CFVs	(32,730)	(26,609)
Net losses due to deconsolidation of CFVs	(23,867)	-
Net (loss) income from continuing operations before income taxes	(100,845)	71,785
Income tax benefit	45	1,304
Income from discontinued operations, net of tax	17,901	26,758
Net (loss) income	(82,899)	99,847
Loss (income) allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	-	(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	100,216	33,024
Related to discontinued operations	150	(1,317)
Net income to common shareholders	$17,467	$127,840

(1)	Represents interest expense related to debt that finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt that does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended December 31,
	2014	2013
Basic income per common share:
(Loss) income from continuing operations	$(0.08)	$12.16
Income from discontinued operations	2.36	3.02
Income per common share	$2.28	$15.18

Diluted income per common share:
(Loss) income from continuing operations	$(0.08)	$11.87
Income from discontinued operations	2.36	2.92
Income per common share	$2.28	$14.79

Weighted-average common shares outstanding:
Basic	7,647	8,424
Diluted	7,647	8,718

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended December 31,
	2014	2013

Net income to common shareholders	$17,467	$127,840
Net loss allocable to noncontrolling interests	(100,366)	(27,993)
Net (loss) income	$(82,899)	$99,847

Other comprehensive income (loss) allocable to common shareholders:
Bond related changes:
Net unrealized gains (losses) arising during the period	$19,584	$(16,104)
Reversal of net unrealized gains on sold/redeemed bonds	(11,303)	(77,226)
Reclassification of unrealized bond losses to operations due to impairment	113	2,072
Reinstatement of unrealized bond gains due to deconsolidation of Consolidated Lower Tier Property Partnerships	13,975	-
Reclassification of unrealized bond gains to operations due to consolidation and foreclosure	(2,003)	(10,895)
Net change in other comprehensive income due to bonds	20,366	(102,153)
Income tax expense	(150)	-
Foreign currency translation adjustment for SAWHF and IHS	(423)	125
Other comprehensive income (loss) allocable to common shareholders	$19,793	$(102,028)

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment for SAWHF and IHS	$(13,212)	$(26,552)

Comprehensive income to common shareholders	$37,260	$25,812
Comprehensive loss to noncontrolling interests	(113,578)	(54,545)
Comprehensive loss	$(76,318)	$(28,733)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Equity Before Accumulated Other Comprehensive Income		Accumulated Other Comprehensive Income	Total Common Shareholders’ Equity	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2013	8,502	$(93,786)	$138,687	$44,901	155,033	$511,791	$711,725
Net income (loss)	-	127,840	-	127,840	3,714	(31,707)	99,847
Other comprehensive loss	-	-	(102,028)	(102,028)	-	(26,552)	(128,580)
Distributions	-	-	-	-	(3,714)	(631)	(4,345)
Contributions	-	-	-	-	-	13,465	13,465
Common shares (restricted and deferred) issued under employee and non-employee director share plans	29	205	-	205	-	-	205
Mark-to-market activity for liability classified awards previously classified as equity	-	(15)	-	(15)	-	-	(15)
Net change due to consolidation	-	(695)	-	(695)	-	7,147	6,452
Employee and non-employee shares cancelled	(6)	-	-	-	-	-	-
Common share repurchases	(413)	(2,682)	-	(2,682)	-	-	(2,682)
Preferred share repurchases	-	842	-	842	(37,055)	-	(36,213)
Preferred shares transferred to TEB purchaser	-	(3,022)	-	(3,022)	(117,978)	-	(121,000)
Balance, December 31, 2013	8,112	$28,687	$36,659	$65,346	$-	$473,513	$538,859
Net income (loss)	-	17,467	-	17,467	-	(100,366)	(82,899)
Other comprehensive income (loss)	-	-	19,793	19,793	-	(13,212)	6,581
Distributions	-	(375)	-	(375)	-	(1,928)	(2,303)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	36	197	-	197	-	-	197
Mark-to-market activity for liability classified awards previously classified as equity	-	33	-	33	-	-	33
Net change due to consolidation (1)	-	(2,849)	-	(2,849)	-	2,849	-
Net change due to deconsolidation (2)	-	-	-	-	-	(131,142)	(131,142)
Common share repurchases	(920)	(8,128)	-	(8,128)	-	-	(8,128)
Balance, December 31, 2014	7,228	$35,032	$56,452	$91,484	-	$229,714	$321,198

(1)	For more information see Note 12, “Equity.”

(2)	For more information see Note 16, “Consolidated Funds and Ventures.”

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,899)	$99,847
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net gains on real estate	(18,566)	(19,577)
Net gains related to CFVs	(14,439)	(36,625)
Net gains on assets and derivatives	(14,250)	(79,584)
Net gains due to initial real estate consolidation and foreclosure	(2,003)	(10,895)
Net gains on extinguishment of liabilities	(1,899)	(36,583)
Net losses due to deconsolidation (1)	23,867	-
Net equity in losses from equity investments in partnerships (1)	25,992	26,884
Provisions for credit losses and impairment (1)	28,231	24,548
Expenses from CFVs due to liability reinstatement	37,530	-
Depreciation and other amortization (1)	8,158	18,343
Subordinate debt effective yield amortization and interest accruals	7,157	7,902
Foreign currency loss (1)	5,042	11,691
Stock-based compensation expense	1,844	1,823
Other	(4,960)	(4,908)
Net cash (used in)/provided by operating activities	(1,195)	2,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(18,380)	-
Principal payments and sales proceeds received on bonds and loans held for investment	19,642	16,981
Advances on and originations of loans held for investment	(22,550)	(512)
Investments in property partnerships and real estate (1)	(38,492)	(30,927)
Proceeds from the sale of real estate and other investments	64,863	87,154
Net proceeds from the sale of a subsidiary company	-	19,151
Decrease (increase) in restricted cash and cash of CFVs	23,390	(22,832)
Capital distributions received from investments in partnerships of CFVs	14,636	16,784
Net cash provided by investing activities	43,109	85,799
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	10,100	116,494
Repayment of borrowings	(79,083)	(157,323)
Payment of debt issuance costs	(50)	(1,202)
Contribution from holders of noncontrolling interests	-	13,465
Distributions paid to holders of noncontrolling interests	(1,928)	(631)
Purchase of treasury stock	(8,128)	(2,682)
Distributions paid to perpetual preferred shareholders of a subsidiary company	-	(4,636)
Redemption of perpetual preferred shares	-	(36,213)
Net cash used in financing activities	(79,089)	(72,728)
Net (decrease) increase in cash and cash equivalents	(37,175)	15,937
Cash and cash equivalents at beginning of period	66,794	50,857
Cash and cash equivalents at end of period	$29,619	$66,794

(1)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(in thousands)

	For the year ended December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,040	$31,668
Income taxes paid	301	254

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	6,581	(128,580)
Debt and liabilities extinguished through sales and collections on bonds and loans	22,673	4,252
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	(2,849)	-
Decrease in common equity and increase in liabilities due to purchase of noncontrolling interest	(375)	-
Increase in real estate assets due to foreclosure or initial consolidation of funds and ventures	11,058	43,943
Decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	11,058	37,833
Increase in noncontrolling interest equity due to consolidation of funds and ventures	-	6,737

Net change in assets, liabilities and equity due to deconsolidation of funds and ventures:
Net increase in bonds available-for-sale	(47,022)	-
Net increase in investment in unconsolidated ventures	(3,597)	-
Net increase in other assets	(639)	-
Net decrease in assets related to CFVs	265,854	-
Net increase in other liabilities	632	-
Net decrease in liabilities related to CFVs	(74,194)	-
Net decrease in noncontrolling interests in CFVs	(131,142)	-
Net increase in accumulated other comprehensive income	13,975	-

Net change in assets and liabilities due to the sale of a subsidiary company:
Net decrease in interest receivable	-	4,612
Net decrease in interest payable	-	(1,052)
Net decrease in bonds available-for-sale	-	678,983
Net increase in restricted cash	-	(14,672)
Increase related to new borrowing activities	-	169,601
Net decrease in perpetual preferred shares and related distribution	-	(122,669)
Decrease related to borrowings transferred to purchaser	-	(695,652)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this report, the “Company,” “MMA,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Description of the Business

The Company uses its experience and expertise to partner with institutional capital to create attractive and impactful alternative investment opportunities, to manage them well and to report on them effectively. The Company operates through two reportable segments: United States (“US”) Operations (which for periods presented includes Corporate Operations) and International Operations. Beginning in 2015, the Company will separately evaluate the performance of its US Operations and its Corporate Operations and therefore will report performance through three reportable segments − US Operations, International Operations and Corporate Operations.

US Operations

Our US Operations consists of three business lines; Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTCs”) and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the US. This business line manages the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

Our LIHTC business consists primarily of secured loan receivables from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM beginning in 2019. We obtained these assets as a result of selling substantially all of our LIHTC asset management operations to MGM and as a result of loaning cash to MGM on October 8, 2014. See Note 5, “Other Assets” for more information.

The Other Investments and Obligations business line includes legacy assets and serves as our research and development unit for new business opportunities in the US, which has resulted in the creation of an energy capital business that operates as MMA Energy Capital, LLC.

Currently, the US Operations reportable segment also includes our Corporate Operations which is responsible for accounting, reporting, compliance and planning which are fundamental to our success as a global fund manager and publicly traded company in the United States.

International Operations

We manage our International Operations through a 96% owned subsidiary, International Housing Solutions (“IHS”), where our strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in green affordable housing in South Africa and Sub-Saharan Africa.

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

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and of entities that are considered to be variable interest entities in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Equity investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity are accounted for using the equity method of accounting.

Consolidated Funds and Ventures

We have equity investments in partnerships and other entities that primarily hold or develop real estate. In most cases our legal interest in these entities is minimal; however, we apply ASC No. 810 “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

The balances and activity designated as CFVs are for funds and ventures for which the Company has minimal to no ownership interests, but the Company has consolidated them due to the Company being the primary beneficiary or because the Company has not been able to achieve sale accounting. Because the Company has minimal to no ownership interests in these CFVs, the vast majority of the balances and activity relate to a noncontrolling interest holder.

As of December 31, 2014 the only CFVs remaining were 11 guaranteed LIHTC Funds. The Company sold its general partner (“GP”) interest in the 11 guaranteed Funds through the sale of substantially all of its LIHTC asset management operations to MGM; however, because the Company retained its yield guarantee to the investors in the 11 guaranteed LIHTC funds, the Company was unable to achieve sale accounting. All other CFVs were deconsolidated as of December 31, 2014 and are explained further below.

Account balances related to CFVs on our consolidated balance sheets at either December 31, 2014 or December 31, 2013 include the following.

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs are considered restricted cash to the Company.

•	LIHTC Funds

Investment in Lower Tier Property Partnerships

At December 31, 2014, the Company consolidated 11 LIHTC Funds. The LIHTC Funds have limited partner equity investments in affordable housing property partnerships, which are the entities that own the affordable housing properties (“Lower Tier Property Partnership” or “LTPP”). The GPs of these LTPPs are considered the primary beneficiaries; therefore, the LIHTC Funds do not consolidate these LTTPs. These LTTPs are accounted for under the equity method and classified as “Investments in Lower Tier Property Partnerships related to CFVs” on the consolidated balance sheets.

Under the equity method, the LIHTC Funds’ equity investment in the LTTPs are recorded at cost and are subsequently adjusted to recognize the LIHTC Funds’ allocable share of the earnings or losses from the LTTPs and the amortization of any investment basis differences after the date of acquisition. On a quarterly basis, the Company assesses the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired. The Company estimates the future gross (undiscounted) tax benefits and cash flows associated with the investments to determine if the investments’ carrying amounts are recoverable. These tax benefits and cash flows include future tax credits and tax benefits from net operating losses and any annual cash flow and residual value of the properties. If the investment balance is greater than the aggregate estimated future tax benefits and cash flows, then the investment is deemed to be impaired, with an impairment charge taken for the difference between the carrying value and the estimated future tax benefits and cash flows for each investment.

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

Unfunded Equity Commitments

The LIHTC Funds have entered into partnership agreements as the limited partners of LTPPs that require future contribution of capital. The Company recognizes a liability when it is probable that the equity commitment will be funded in the future. These unfunded equity contributions are classified as “Investments in Lower Tier Property Partnerships related to CFVs” and “Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs,” respectively.

•	SAWHF

SAWHF Investments

These investments are private real estate investments made by the SAWHF in housing development projects in South Africa. These investments are carried at fair value with changes in fair value reported through “Net gains related to CFVs” on the consolidated statements of operations.

Derivative Financial Assets

The SAWHF holds foreign currency derivative contracts that are carried at fair value. The SAWHF has not designated its derivatives as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives were recorded through current period earnings in “Net gains related to CFVs” on the consolidated statements of operations. The fair value of these derivatives was reflected in our balance sheet as “Other assets.”

At December 31, 2014, the Company no longer consolidates the SAWHF because it is no longer deemed to be the primary beneficiary.

•	A Non-profit Entity and its Consolidated LTPPs

Real Estate Owned (“REO”)

This non-profit entity consolidates certain LTPPs because it is deemed to be the primary beneficiary (“Consolidated LTPPs”).  The Company does not have an equity interest in the Consolidated LTPPs or the non-profit entity. Generally, the assets held by these Consolidated LTPPs are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.

At December 31, 2014, the Company no longer consolidates the non-profit entity and its Consolidated LTPPs.

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

For our bonds in an unrealized loss position at December 31, 2014 and 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.  Therefore, during 2014, only the credit component of unrealized losses considered to be other-than-temporary is recognized through earnings with the remaining amount recognized in AOCI.  During the fourth quarter of 2013, only the credit component of unrealized losses considered to be other-than-temporary is recognized through earnings with the remaining amount recognized in AOCI.  Between fourth quarter of 2007 and third quarter of 2013, we recognized all unrealized losses through earnings because we deemed it more likely than not that we would be required to sell prior to the recovery of the bond’s amortized cost basis.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at December 31, 2014 were priced at approximately 90% of the portfolio’s unpaid principal balance (“UPB”).

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

Real Estate Owned

The Company’s REO properties are generally obtained when a delinquent borrower chooses to transfer a mortgaged property to us in lieu of going through a foreclosure process.

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

Derivative Financial Instruments

The Company recognizes all derivatives on the consolidated balance sheets and records these instruments at their fair values. The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net gains on assets and derivatives” on the consolidated statements of operations. Derivative assets are reported through “Other assets” and derivative liabilities are reported through “Other liabilities.”

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

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes. All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return. At December 31, 2014, the Company had deferred tax assets of $211.8 million comprised primarily of federal NOLs of $146.4 million (tax-effected) that are available to offset $418.2 million of future income and will begin to expire in 2027.

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

Reclassification

The Company made reclassifications to discontinued operations on its previously issued 2013 consolidated statements of operations as a result of certain discontinued operations occurring during the first quarter of 2014, prior to the Company’s election to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”), on April 30, 2014, which changes the requirements for reporting discontinued operations. Consequently, individually significant properties that were classified as held-for-sale subsequent to April 30, 2014 were not reclassified to discontinued operations in the consolidated financial statements. See Note 4, “Real Estate” and Note 15, “Discontinued Operations” for more information.

New Accounting Guidance

Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries

On January 1, 2014, the Company adopted ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance amends and clarifies accounting for foreign currency matters specifically related to the accounting treatment for cumulative translation adjustments (“CTAs”) under certain circumstances. As a result of adopting this guidance, there was no impact on our consolidated financial statements.

Accounting for Discontinued Operations

On April 30, 2014, the Company adopted ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) − Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance provides an amendment to the accounting guidance related to criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of this amendment caused the Company’s real estate classified as held-for-sale subsequent to April 30, 2014 to be reported through continuing operations whereas before the adoption of ASU No. 2014-08 this real estate would have been reported through discontinued operations.

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The Company has two types of bonds in its portfolio; Mortgage revenue bonds and Other bonds.

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

At December 31, 2014, the Company’s subordinate bonds had an aggregate UPB of $40.5 million ($30.0 million fair value). The payment of debt service on our subordinate bonds occurs only after payment of senior obligations that have priority to the cash flow of the underlying collateral.

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

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at December 31, 2014 and 2013, respectively.

	December 31, 2014
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$192,068	$126,897	$41,145	$(858)	$167,184
Other bonds	57,056	38,768	16,947	-	55,715
Total	$249,124	$165,665	$58,092	$(858)	$222,899

	December 31, 2013
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4), (5)	Fair Value
Mortgage revenue bonds	$143,617	$103,194	$19,245	$(1,085)	$121,354
Other bonds	79,970	55,270	19,540	(832)	73,978
Total	$223,587	$158,464	$38,785	$(1,917)	$195,332

(1)	Represents the UPB, net of discounts, deferred costs and fees as well as impairments recognized in earnings.

(2)	At December 31, 2014, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired and $0.3 million represents unrealized losses that were not considered other-than-temporarily impaired.

(3)	Represents bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at December 31, 2014, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.0 at December 31, 2014.

(4)	At December 31, 2013, the majority of this amount represents unrealized losses that were not considered other-than-temporarily impaired; however, this amount also includes the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired.

(5)	These bonds had been in a gross unrealized loss position for less than 12 consecutive months and had a fair value of $40.1 million at December 31, 2013 ($16.2 million for mortgage revenue bonds and $23.9 million for other bonds).

As of December 31, 2014, there were no bonds eliminated because of consolidation accounting. At December 31, 2013, the Company had bonds with an UPB of $68.0 million ($50.3 million fair value) that were eliminated due to consolidation of the real estate partnerships where the real estate served as collateral for the Company’s bonds and thus is not included in the table above. See Note 9, “Fair Value Measurements” which describes the factors contributing to the $27.6 million increase in the Company’s reported bond fair value.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At December 31, 2014, seven bonds (amortized cost of $16.7 million and fair value of $24.3 million) were non-amortizing with principal due in full between February 2030 and August 2048. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at December 31, 2014, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	Amortized Cost	Fair Value
2014	$28,657	$44,997
2015	-	-
2016	10,111	13,687
2017	-	-
2018	7,402	8,246
Thereafter	119,171	155,636
Bonds that may not be prepaid	324	333
Total	$165,665	$222,899

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $43.6 million and $77.7 million at December 31, 2014 and 2013, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $1.3 million and $3.7 million for the years ended December 31, 2014 and 2013, respectively. Interest income not recognized during the period in which these bonds were on non-accrual was $4.2 million and $4.8 million for the years ended December 31, 2014 and 2013, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that were current with respect to principal and interest payments, as well as those that were past due with respect to either principal or interest payments at December 31, 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Total current	$179,315	$117,666
30-59 days past due	-	-
60-89 days past due	-	-
90 days or greater	43,584	77,666
Total	$222,899	$195,332

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $17.1 million and $11.5 million for the years ended December 31, 2014 and 2013, respectively.

Provided in the table below are net impairment on bonds recognized in earnings through “Other expenses,” on bonds still in the Company’s portfolio at each period end and realized gains recognized on bonds at the time of sale or redemption reported through “Net gains on assets and derivatives.”

	For the year ended December 31,
(in thousands)	2014	2013
Net impairment recognized on bonds held at each period-end	$(113)	$(1,531)
Net impairment recognized on bonds sold/redeemed during each period	-	(541)
Gains recognized at time of sale or redemption	12,293	77,230
Total net gains on bonds	$12,180	$75,158

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At December 31, 2014, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average pay rate of 14.4%. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not have impairments on the preferred stock for the years ended December 31, 2014 and 2013.

Note 4—REAL ESTATE

The following table summarizes the Company’s real estate at December 31, 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Real estate held-for-use
Real estate held-for-use (1)	$18,417	$18,262
Real estate held-for-use related to CFVs (2)	-	102,314
Total real estate held-for-use	$18,417	$120,576

Real estate held-for-sale
Real estate held-for-sale (3)	$10,145	$24,090

(1)	MMA’s real estate held-for-use was comprised of two investments in undeveloped land with a combined carrying value of $6.2 million and an affordable multifamily property with a carrying value of $12.2 million at December 31, 2014.

MMA’s real estate held-for-use was comprised of four investments in undeveloped land with a combined carrying value of $7.9 million (one with a carrying basis of $0.5 million was sold for $1.0 million during the first quarter of 2014 and one with a carrying basis of $1.3 million was sold for $2.2 million during the fourth quarter of 2014) and an affordable multifamily property with a carrying value of $10.4 million at December 31, 2013.

(2)	As of December 31, 2014, the Company no longer consolidates the funds and ventures holding this real estate. For more information see Note 16, “Consolidated Funds and Ventures.”

(3)	MMA’s real estate held-for-sale was comprised of one affordable multifamily property at December 31, 2014. MMA’s real estate held-for-sale at December 31, 2013 was comprised of two affordable multifamily properties both of which were sold during 2014 along with their associated assets and obligations for $35.8 million and resulted in a gain on sale of real estate of $14.0 million that was reported through discontinued operations.

Note 5—OTHER ASSETS

The following table summarizes other assets at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Other assets:
Investments in real estate partnerships	$22,529	$6,270
Investments in IHS-managed Funds and Ventures	5,689	1,194
Loan receivable held-for-investment	22,392	1,200
Solar facilities (includes other assets such as cash and other receivables)	3,093	5,344
Debt issuance costs, net	2,946	3,579
Derivative assets	2,726	-
Accrued interest and dividends receivable	2,672	2,129
Asset management fees receivable	2,454	6
Other assets	2,219	1,574
Other assets held by CFVs (1)	11,128	23,664
Total other assets	$77,848	$44,960

(1)	For more information see Note 16, “Consolidated Funds and Ventures.”

Investment in Real Estate Partnerships

At December 31, 2014, $16.1 million of the reported balance represents the Company’s interest in a real estate venture that was formed during the fourth quarter of 2014. The Company accounts for this investment as an equity investment and does not consolidate the real estate venture because it is not deemed to be the primary beneficiary. The Company made an initial contribution of $8.8 million (representing 80% of the real estate venture’s initial capital). The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture. During the fourth quarter of 2014, the real estate venture acquired mixed-use real estate and accounted for the acquisition as a business combination, which resulted in a bargain purchase gain of $18.3 million because the fair value of the identifiable net assets of the acquisition ($28.8 million) exceeded the real estate venture’s purchase price ($10.5 million). As a result, the Company recognized $7.3 million gain through “Equity in income (losses) from unconsolidated funds and ventures” which represented its share of the net operating gains of the real estate venture for the fourth quarter of 2014 including the Company’s share of the real estate venture’s bargain purchase gain.

At December 31, 2014, the majority of the remaining balance ($6.3 million) represents a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The Company accounts for its interest as an equity investment and does not consolidate the partnership because the Company is not deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the real estate partnerships in which the Company held an equity investment at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Investment in a real estate partnership:
Total assets (primarily real estate)	$83,021	$18,810
Total liabilities	34,856	-

The following table displays the net income (loss) for the years ended December 31, 2014 and 2013, for the real estate partnerships:

	For the year ended December 31,
(in thousands)	2014	2013
Net income (loss)	$16,833	$(800)

Investments in IHS-managed Funds and Ventures

At December 31, 2014, the Company held equity co-investments ranging from 2% to 5% in three IHS-managed funds and ventures (SAWHF, IHS Residential Partners I and IHS Fund II). IHS provides asset management services to each of these investment vehicles in return for asset management fees. For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as carried interest which is contingent upon the residual values of the assets held by each investment vehicle.

The Company accounts for its interest in IHS Residential Partners I and IHS Fund II as equity investments because the Company is not deemed to be the primary beneficiary. At December 31, 2014, the carrying basis of the Company’s investment in IHS Residential Partners I was $2.1 million and is reflected in the table above. At December 31, 2014, the Company had no equity investment basis in IHS Fund II because no capital had been called as of year-end.

During the fourth quarter of 2014, the SAWHF amended its partnership agreements, resulting in IHS no longer being deemed the primary beneficiary. Therefore, during the fourth quarter, the Company deconsolidated the SAWHF and reinstated its equity investment of $3.6 million (reflected in the table above) having no impact to common shareholders’ equity.

The following table displays the total assets and liabilities held by the three and two IHS-managed funds and ventures in which the Company held an equity investment at December 31, 2014 and 2013, respectively:

(in thousands)	December 31, 2014	December 31, 2013
Total assets	$276,007	$67,629
Total liabilities	104,863	44,538

The following table displays the net income (loss) for the years ended December 31, 2014 and 2013, for the Investments in IHS-managed funds and ventures:

	For the year ended December 31,
(in thousands)	2014	2013
Net income (loss)	$6,589	$(765)

Loans Held for Investment

The following table summarizes loans held for investment at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Cost basis	$40,163	$18,220
Allowance for loan losses	(17,771)	(17,020)
Loans held for investment, net	$22,392	$1,200

At December 31, 2014 and 2013, loans held for investment had an UPB of $40.9 million and $18.8 million as well as deferred fees and other basis adjustments of $0.7 million and $0.6 million, respectively. At December 31, 2014 and 2013, loans that were specifically impaired had an UPB of $18.4 million and $17.4 million, respectively and were not accruing interest.

At December 31, 2014 and 2013 there were no loans still accruing interest that were 90 days or more past due in either principal or interest.

During the second quarter of 2014, the Company entered into a loan agreement with a real estate partnership whereby the Company loaned the partnership $6.9 million at a rate of 5% per annum. The partnership used the majority of its loan proceeds to fully redeem its mortgage debt that the Company held in the form of bonds.

During the third quarter of 2014, the Company entered into a loan agreement with a real estate partnership whereby the Company loaned the partnership $1.1 million and purchased mortgage debt (in the form of a bond) for $5.3 million from the real estate partnership at par. At closing, it was determined that the loan was not fully recoverable resulting in $0.8 million loan loss impairment. There were no other changes to allowance for loan losses during 2014.

During the fourth quarter of 2014, the Company made two loans to MGM, one of which provided financing for the sale of substantially all of our LIHTC asset management operations to MGM for $15.9 million and the other of which provided cash of $14.4 million to MGM. These assets were comprised of a $17.3 million bridge loan (“Bridge Loan”) and a $13.0 million term loan (“Term Loan”), and an option contract (“Option”) that gives the Company the option to acquire MGM for $12.0 million, beginning on October 1, 2019 and ending on September 30, 2024, subject to various acceleration and price adjustments.

The Bridge Loan is designated held for investment, has an interest rate of 10% and amortizes based on MGM’s excess cash flow. It initially had a term maturity date of December 31, 2014; however, the maturity date was extended to March 31, 2015 with a 1% ($0.2 million) extension fee capitalized into the Term Loan. The Bridge Loan has eight remaining quarters that it can be extended for quarterly extension fees of 1%. If the Bridge Loan is not refinanced by March 31, 2017, then the Company has the right to accelerate the Option exercise date subject to an adjusted Option price. The Term Loan, designated held for sale, is non-amortizing, has a maturity date of September 30, 2024 and has an annual interest rate of 12% of which 8% is to be paid quarterly and 4% is payable at the loan’s maturity.

At the transaction date, the Company recorded a loan investment of $14.4 million for the amount of cash provided to MGM. The Company did not record a loan investment for the sales price of $15.9 million. The Company has a legal loan receivable for the sales price; however, because the Company retained its yield guarantee to the investors in the 11 guaranteed LIHTC funds, the Company was unable to achieve sale accounting. Not achieving sale accounting means the Company will continue to consolidate the 11 guaranteed LIHTC funds and will not recognize book basis in the seller financing. Not recognizing book basis in the seller financing means that the book gain of $15.2 million (which represents the difference between the sales price of $15.9 million and the book basis of assets sold) will not be recognized. Cash collected on the seller financing will be treated as deferred gain and may receive gain recognition in the future if certain conditions are met. The Option does not meet the definition of a derivative and thus has no recorded book basis.

At December 31, 2014, the Company’s reported Bridge Loan basis of $14.2 million and Term Loan basis of $0.2 million (included within other assets in the table above) and related interest income of $0.3 million was recognized during the fourth quarter of 2014. At December 31, 2014, the Company had off-balance sheet loans receivable related to the seller financing of $15.9 million. Interest collected during the fourth quarter of 2014 on the seller financing was $0.3 million and was recorded as a deferred gain.

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans. There were no unfunded loan commitments at December 31, 2014.

Solar Facilities

At December 31, 2014, the Company owned five solar facilities. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years. During the third quarter of 2014, the counterparty on a long-term purchase power agreement associated with a solar facility that had a carrying value of $1.5 million terminated the agreement and purchased the facility from the Company for a termination fee of $1.5 million. The Company also recorded depreciation of $0.3 million during 2014 as a reduction to the carrying value of the remaining solar facilities.

Note 6—DEBT

The table below summarizes outstanding debt balances and the associated weighted-average interest rate based on amounts due within one year or after one year at December 31, 2014 and 2013:

(dollars in thousands)	December 31, 2014	Weighted-Average Effective Interest Rate at December 31, 2014	December 31, 2013	Weighted-Average Effective Interest Rate at December 31, 2013
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$786	1.4%	$21,261	1.8%
Due after one year	86,539	1.4	111,705	3.2
Notes payable and other debt – non-bond related
Due within one year	1,772	9.8	1,667	9.1
Due after one year	4,355	10.0	6,613	9.9

Total asset related debt	$93,452	2.0	$141,246	3.4

Other Debt (1)
Subordinate debentures (3)
Due within one year	$16,246	7.0	$757	8.1
Due after one year	134,530	7.2	143,664	7.2
Notes payable and other debt
Due within one year	37,912	4.4	4,521	9.6
Due after one year	4,637	2.8	60,173	5.2

Total other debt	$193,325	6.5	$209,115	6.7

Total asset related debt and other debt	$286,777	5.0	$350,361	5.3

Debt related to CFVs (4)
Due within one year	$6,712	5.3	$14	6.0
Due after one year	-	-	91,588	4.3
Total debt related to CFVs	$6,712	5.3	$91,602	4.3

Total debt	$293,489	5.0	$441,963	5.1

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt that does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt were unamortized discounts of $1.6 million at December 31, 2013. This debt was extinguished during the second quarter of 2014.

(3)	Included in the subordinate debt balance were $10.1 million and $3.0 million of net premiums and effective interest rate payable (i.e., the difference between the current pay rate and the effective interest rate) at December 31, 2014 and 2013, respectively.

(4)	As of December 31, 2014, the Company no longer consolidates the funds and ventures that were the obligors on the debt outlined above as of December 31, 2013. The debt of $6.7 million as of December 31, 2014 is related to one of the LIHTC Funds consolidated by the Company that was reinstated during the fourth quarter of 2014 because the related mortgage note receivable was assigned from MMA to a third party.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at December 31, 2014:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2015	$56,716	$6,712	$63,428
2016	15,534	-	15,534
2017	17,131	-	17,131
2018	50,776	-	50,776
2019	11,509	-	11,509
Thereafter	125,023	-	125,023
Net premium	10,088	-	10,088
Total	$286,777	$6,712	$293,489

Included in the 2015 principal payments for asset related debt and other debt is $1.3 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At December 31, 2014, this debt was comprised of total return swap (“TRS”) financing agreements on bonds available-for-sale.

Interest expense on notes payable and other debt – bond related totaled $2.4 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at December 31, 2014:

(dollars in thousands)
Issuer	Principal	Net Premium	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$28,714	$-	$28,714	Amortizing	December 2027 and December 2033	8.0%

MFH	33,286	3,260	36,546	$4,689 due	March 30, 2035	0.75% to March 2015, then
				April 2015		3-month LIBOR plus 3.3% (1)

MFH	30,116	2,755	32,871	$4,242 due	April 30, 2035	0.75% to April 2015, then
				May 2015		3-month LIBOR plus 3.3% (1)

MFH	17,219	1,461	18,680	$2,305 due	July 30, 2035	0.75% to April 2015, then
				May 2015		3-month LIBOR plus 3.3% (1)

MFH	31,308	2,657	33,965	$4,191 due	July 30, 2035	0.75% to April 2015, then
				May 2015		3-month LIBOR plus 3.3% (1)
	$140,643	$10,133	$150,776

(1)	The pay rate on this debt is currently 75 bps; however, we recognize interest expense on an effective yield basis, which was approximately 6.9% at December 31, 2014. See the first table within this note, which provides weighted-average effective rate information for all of our debt.

Interest expense on the subordinate debt totaled $10.3 million and $10.7 million for the years ended December 31, 2014 and 2013, respectively.

Notes Payable and Other Debt

At December 31, 2014, this debt includes $36.6 million of TRS financing agreements on the Company’s preferred stock investment. The debt is non-amortizing, matures on March 31, 2015 and bears an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 400 bps (4.3% at December 31, 2014), which resets quarterly.

Interest expense on notes payable and other debt totaled $3.5 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative assets and liabilities fair value balances at December 31, 2014 and 2013.

	Fair Value
	December 31, 2014		December 31, 2013
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,539	$35	$-	$-
Interest rate cap	187	-	-	-
Interest rate swap	-	718	-	626
Total derivative financial instruments	$2,726	$753	$-	$626

The following table summarizes the derivative notional amounts at December 31, 2014 and 2013.

	Notional
(in thousands)	December 31, 2014	December 31, 2013
Total return swaps	$90,184	$-
Interest rate cap	45,000	-
Interest rate swap	7,749	7,820
Total derivative financial instruments	$142,933	$7,820

The following table summarizes derivative activity for the years ended December 31, 2014 and 2013.

	Realized/Unrealized Gains (Losses) for the year ended December 31,
(in thousands)	2014	2013
Total return swaps (1)	$5,147	$-
Interest rate cap	(605)	-
Interest rate swaps (2)	(399)	(196)
Other	-	214
Total	$4,143	$18

(1)	The cash paid and received on TRSs designated as derivatives is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash received was $2.6 million for the year ended December 31, 2014.

(2)	The cash paid and received on interest rate swaps are settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash paid was $0.3 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.

TRSs

As of December 31, 2014, the Company had 10 bond related TRS agreements. Under the terms of the TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $88.9 million with a weighted average pay rate of 5.9% at December 31, 2014). The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread. As of December 31, 2014, the weighted average spread was 138 bps resulting in a weighted average pay rate of 1.4%.

Interest rate cap

On January 2, 2014, the Company paid $0.8 million for an interest rate cap that terminates on January 2, 2019 to protect against rising interest rates associated with certain TRS agreements. The notional amount on the interest rate cap was $45.0 million at December 31, 2014 and protects us on $45.0 million of our floating rate debt in the event SIFMA rises to 250 bps or higher.

Interest rate swap

At December 31, 2014 and 2013, the Company had one interest rate swap contract. Under the terms of the agreement, the counterparty is required to pay the Company SIFMA plus 250 bps (pay rate of 2.5% at December 31, 2014) and the Company is required to pay the counterparty a fixed interest rate of 6.5%.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	December 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613
Loans receivable	22,564	-	-	21,689

Liabilities:
Notes payable and other debt, bond related	87,325	-	-	87,325
Notes payable and other debt, non-bond related	48,676	-	-	44,085
Notes payable and other debt related to CFVs	6,712	-	-	-
Subordinate debt issued by MFH	122,062	-	-	44,718
Subordinate debt issued by MFI	28,714	-	-	28,714

	December 31, 2013
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$-	$-	$36,613
Loans receivable	1,200	-	-	271

Liabilities:
Notes payable and other debt, bond related	132,966	-	-	131,321
Notes payable and other debt, non-bond related	72,974	-	-	65,253
Notes payable and other debt related to CFVs	91,602	-	50,338	40,178
Subordinate debt issued by MFH	114,950	-	-	42,869
Subordinate debt issued by MFI	29,471	-	-	29,471

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

Subordinate debt – The Company estimates the fair value of the subordinate debt issued by MFI by using best available market benchmarks, taking into account credit risk. The fair value of the subordinate debt issued by MFH was estimated using an internal valuation model, taking into consideration credit risk. There can be no assurance that the Company could repurchase the remaining subordinated debt issued by MFH at the estimated fair value reflected in the table above or that the debt would trade at that price.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013.

		Fair Value Measurement Levels
(in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$222,899	$-	$-	$222,899
Derivative assets	2,726	-	187	2,539

Liabilities:
Derivative liabilities	$753	$-	$-	$753

		Fair Value Measurement Levels
(in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$195,332	$-	$-	$195,332

Liabilities:
Derivative liabilities	$626	$-	$-	$626

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2014	$195,332	$-	$(626)
Net (losses) gains included in earnings	(6,021)	2,539	(127)
Net change in other comprehensive income (1)	8,394	-	-
Impact from purchases	18,380	-	-
Impact from sales/redemptions	(19,270)	-	-
Impact from deconsolidation	47,022	-	-
Bonds eliminated due to real estate foreclosure	(11,058)	-	-
Impact from settlements	(9,880)	-	-
Balance, December 31, 2014	$222,899	$2,539	$(753)

(1)	This amount includes $19.6 million of unrealized net holding gains arising during the period, plus $0.1 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $11.3 million of unrealized bond gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the year ended December 31, 2014.

(in thousands)	Net gains on bonds (1)	Equity in losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2014	$(113)	$(5,908)	$2,412
Additional realized gains recognized	12,293	-	2,336
Total gains (losses) reported in earnings	$12,180	$(5,908)	$4,748

(1)	Amounts are reflected through “Other expenses” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2013.

(in thousands)	Bonds Available-for- sale		Derivative Liabilities
Balance, January 1, 2013	$969,394		$(1,067)
Net (losses) gains included in earnings	(5,224)		295
Net change in other comprehensive income (1)	(91,258	) (2)	-
Impact from sales/redemptions	(613,285	) (2)	-
Bonds eliminated due to real estate consolidation and foreclosure	(55,275)		-
Impact from settlements	(9,020)		146
Balance, December 31, 2013	$195,332		$(626)

(1)	This amount includes the reversal of $77.2 million of unrealized gains related to bonds that were redeemed plus $16.1 million of unrealized net holding losses arising during the period, offset by $2.1 million of unrealized bond losses reclassified into operations.

(2)	The majority of this activity was related to the sale of the Company’s common shares in MuniMae TE Bond Subsidiary, LLC during the third quarter of 2013.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized (losses) gains recognized at bond redemption and derivative settlement for the year ended December 31, 2013.

(in thousands)	Net gains on bonds (1)	Equity in losses from LTPPs	Net losses on derivatives (2)
Change in unrealized (losses) related to assets and liabilities held at January 1, 2013, but settled during 2013	$(541)	$-	$-
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2013	(1,531)	(3,152)	295
Additional realized gains (losses) recognized	77,230	-	(307)
Total gains (losses) reported in earnings	$75,158	$(3,152)	$(12)

(1)	Amounts are reflected through “Other expenses” and “Net gains on assets and derivatives” on the consolidated statements of operations.

(2)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.3% and 6.5% at December 31, 2014 and 2013, respectively. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate was 7.8% and 8.1% at December 31, 2014 and 2013, respectively, for the bonds remaining in our portfolio at December 31, 2014. The weighted average capitalization rate was 6.8% at December 31, 2014 and 2013, for the bonds remaining in our portfolio at December 31, 2014. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – The Company estimates fair value, taking into consideration credit risk, based on internal models and based on third party models using either a Level 2 or a Level 3 approach depending on the nature of the derivative contract.

Non-recurring Valuations

At December 31, 2014, the Company had no assets that were measured at fair value on a non-recurring basis. At December 31, 2013, the Company held loans that were measured at fair value using a Level 3 Fair Value measurement on a non-recurring basis; however, these loans were de minimis.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees, by type, at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$864	$20,224	$1,198

Through the indemnification contracts outlined in the table above, the Company guarantees the investor yields on certain third party LIHTC Funds and property performance on certain third party LTPPs. The Company made no cash payments related to these indemnification agreements for the year ended December 31, 2014 and 2013. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with certain LIHTC Funds that are consolidated on the Company’s balance sheet. See Note 16, “Consolidated Funds and Ventures” for information on these guarantees.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at December 31, 2014 and 2013. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

	December 31, 2014
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt and derivatives – total return swaps	$11,010	$144,611	$-	$31,371	$-	$186,992
Other (1)	14,993	-	-	-	161	15,154
CFVs (2)	24,186	-	-	-	11,128	35,314
Total	$50,189	$144,611	$-	$31,371	$11,289	$237,460

	December 31, 2013
(in thousands)	Restricted Cash	Bonds Available- for-sale	Real Estate Held-for- Use	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt - notes payable	$-	$-	$15,644	$-	$11,613	$27,257
Debt – total return swap financing	20,006	105,511	-	31,371	-	156,888
Other (1)	15,000	29,258	-	-	294	44,552
CFVs (2)	52,897	-	102,314	-	23,664	178,875
Total	$87,903	$134,769	$117,958	$31,371	$35,571	$407,572

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by CFVs. At December 31, 2013, the real estate serves as collateral to the Company’s bonds eliminated in consolidation. At December 31, 2014, all of the assets related to the SAWHF and the Consolidated LTPPs have been removed because those entities were no longer consolidated as of December 31, 2014. For more information see Note 16, “Consolidated Funds and Ventures.”

Note 11—Commitments and Contingencies

Operating Leases

During the third quarter of 2014, IHS entered into a new operating lease. As of December 31, 2014, the Company had three non-cancelable operating leases that expire between 2016 and 2018. These leases require the Company to pay property taxes, maintenance and other costs. The Company recognized net rental expense of $0.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had $0.7 million of minimum future rental commitments of which $0.4 were 2015 commitments.

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2014. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative cases have voluntarily dismissed their case outright. The Company expects to settle the remaining counts at an amount between $0.4 million and $0.9 million and had a contingent obligation of $0.5 million recorded at December 31, 2014.  The parties have reached an agreement in principle in the foregoing range, but there are numerous steps to be taken before the settlement can be considered final and binding. Assuming the agreement becomes final and binding, the resulting settlement amount is expected to be covered fully by insurance.

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
(in thousands)	2014	2013
Net (loss) income from continuing operations (1)	$(584)	$102,399
Net income from discontinued operations	18,051	25,441
Net income to common shareholders	$17,467	$127,840

Basic weighted-average shares (2)	7,647	8,424
Common stock equivalents (3) (4) (5)	-	294
Diluted weighted-average shares	7,647	8,718

(1)	For purposes of calculating diluted income per share on the Company’s Consolidated Statements of Operations, net income from operations for the year ended 2013 was adjusted to exclude the impact associated with certain options and deferred shares accounted for as liability awards as opposed to equity awards. During the year ended 2013, the Company excluded $1.1 million of compensation expense associated with these awards. As discussed in note 3 below, the Company’s stock options and unvested deferred shares were anti-dilutive for the year ended 2014. Included in this analysis was the compensation expense associated with the liability awards of $1.3 million for year ended 2014.

(2)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(3)	At December 31, 2014, 410,000 stock options were in the money and had a dilutive share impact of 291,805. In addition, 41,667 unvested employee deferred shares had a dilutive share impact of 20,834 for the year ended December 31, 2014. For the year ended December 31, 2014, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(4)	At December 31, 2013, 425,625 stock options were in the money and had a dilutive share impact of 275,532. In addition, 52,083 unvested employee deferred shares had a dilutive share impact of 18,322 for the year ended December 31, 2013.

(5)	For the years ended December 31, 2014 and 2013, the average number of options excluded from the calculations of diluted earnings per share was 60,211 and 83,508, because of their anti-dilutive effect (i.e. these stock options were not in the money).

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders. All share and per share information has been adjusted to reflect the reverse stock split.

As of December 31, 2014, our Board authorized a stock repurchase program of up to 1.75 million shares. At its March 2015 meeting, the Board authorized the repurchase of an additional 300,000 shares. Further, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $12.51 per share.

During the year ended December 31, 2014, the Company repurchased 919,756 shares at an average price of $8.83. As of December 31, 2014, the Company had repurchased 1.3 million shares at an average price of $8.10 under its stock repurchase program since the plan’s inception. Between January 1, 2015 and March 12, 2015, the Company repurchased 19,432 shares at an average price of $9.31 under its stock repurchase program leaving 697,551 shares to be purchased under the existing program, inclusive of the increase to the program authorized at the March 2015 Board meeting.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in CFVs. The Company reported the following noncontrolling interests within equity in entities that the Company did not wholly own at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Noncontrolling interests in:
CFVs:
LIHTC Funds	$230,111	$328,236
SAWHF	-	130,839
Consolidated Lower Tier Property Partnerships	-	16,086
IHS	(397)	(1,648)
Total	$229,714	$473,513

LIHTC Funds

As of December 31, 2013, the noncontrolling interest holders were comprised of the limited partners (with equity interests of approximately 99%) in 11 LIHTC Funds. As of December 31, 2014, the noncontrolling interest holders were comprised of the limited partners as well as the GP in the 11 LIHTC Funds. As discussed in Note 5, “Other Assets”, the Company sold its GP interest in these 11 LIHTC Funds to MGM during the fourth quarter of 2014. However, because the Company retained its yield guarantee to the investors in these funds, the Company was unable to achieve sale accounting and thus it was unable to derecognize these funds. See Note 16, “Consolidated Funds and Ventures” for more information.

The decline in the noncontrolling interest balance was primarily a result of a $54.8 million reduction in the LIHTC Funds’ investment balance due to net operating losses and impairment charges that were recognized during 2014.  The noncontrolling interest balance also declined by $28.2 million during the fourth quarter of 2014 as a result of the Company reinstating the LIHTC Funds’ legally accrued, but unpaid asset management fees which were due to MGM from the Funds as a result of the sale.

SAWHF

As of December 31, 2013, the noncontrolling interest holders were comprised of limited partners (with equity interests of 97.3%) in the SAWHF. The Company holds a 2.7% interest in the SAWHF; however, during the fourth quarter of 2014, the SAWHF amended its partnership agreement to provide for a dissolution right upon a simple majority vote of non-IHS affiliated limited partners such that the presumption of control by IHS was overcome, resulting in IHS no longer being deemed the primary beneficiary. Therefore, as of December 31, 2014, the SAWHF was deconsolidated and thus the SAWHF’s assets, obligations and third party equity were removed from the Company’s balance sheet.

Consolidated LTPPs

As of December 31, 2013, the noncontrolling interest holders were comprised of the limited partners and the GP of the partnerships. As of December 31, 2014, these partnerships were deconsolidated and thus the partnerships’ assets, obligations and equity were removed from the Company’s balance sheet. Prior to the fourth quarter of 2014, the Company consolidated these partnerships because it consolidated a non-profit that held the GP interest in partnerships. However, as a result of the Company’s sale of substantially all of its LIHTC asset management operations to MGM during the fourth quarter of 2014 as well as other considerations, the Company concluded that from an accounting standpoint it no longer controlled the non-profit and thus the non-profit and its Consolidated LTPPs were removed from the Company’s balance sheet.

IHS

At December 31, 2014 and 2013, 3.7% and 16.9%, respectively, of IHS was held by third parties.

During the second quarter of 2014, the Company purchased an additional 13.2% interest in IHS for $1.6 million that was recorded as a distribution of noncontrolling equity. As a result of this purchase, the Company transferred the deficit equity balance of $2.8 million associated with these shares (including the $1.6 million distribution) out of noncontrolling equity and into common equity (reported within “Net change due to consolidation” on the Consolidated Statements of Equity). The purchase and the transfer caused noncontrolling equity to increase by $1.2 million, common shareholders’ equity to decline by $2.8 million and total equity to decline by the cash paid of $1.6 million

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in accumulated other comprehensive income allocable to common shareholders for the year ended December 31, 2014.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance, January 1, 2014	$36,868	$-	$(209)	$36,659
Unrealized net holding gains (losses) arising during period	19,584	(150)	(343)	19,091
Reversal of unrealized gains on redeemed bonds	(11,303)	-	-	(11,303)
Reclassification of unrealized losses to operations due to impairment	113	-	-	113
Reclassification of unrealized gains due to deconsolidation of Consolidated Lower Tier Property Partnerships	13,975	-	-	13,975
Reclassification of unrealized gains to operations due to foreclosure	(2,003)	-	-	(2,003)
Other (1)	-	-	(80)	(80)
Net change in other comprehensive income	20,366	(150)	(423)	19,793
Balance, December 31, 2014	$57,234	$(150)	$(632)	$56,452

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

The following table summarizes the net change in accumulated other comprehensive income allocable to the common shareholders for the year ended December 31, 2013.

(in thousands)	Bonds Available- for-Sale	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance, January 1, 2013	$139,021	$(334)	$138,687
Unrealized net holding (losses) gains arising during period	(16,104)	125	(15,979)
Reversal of unrealized gains on sold/redeemed bonds	(77,226)	-	(77,226)
Reclassification of unrealized losses to operations due to impairment	2,072	-	2,072
Reclassification of unrealized gains to operations due to consolidation of funds and ventures	(10,895)	-	(10,895)
Net change in other comprehensive income	(102,153)	125	(102,028)
Balance, December 31, 2013	$36,868	$(209)	$36,659

Note 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plan”). All share and per share information have been adjusted to reflect the one-for-five reverse stock split to shareholders on September 29, 2014.

Total compensation expense recorded for these Plans was as follows for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Employees’ Stock-Based Compensation Plan	$1,725	$1,686
Non-employee Directors’ Stock-Based Compensation Plan	237	275
Total	$1,962	$1,961

Employees’ Stock-Based Compensation Plan

As of December 31, 2014, there were approximately 374,187 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders; the non-shareholder approved Plans are currently restricted to the issuance of stock options. As a result, of the 374,187 shares available under the plans, only 10,047 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2013 (1)	469	$18.04	7.8	$58	$355
Forfeited/Expired in 2013	(53)	132.50
Outstanding at December 31, 2013 (1)	416	3.52	7.3	1,644	1,785
Forfeited/Expired in 2014	-
Outstanding at December 31, 2014 (1)	416	3.52	6.3	3,196	3,281

Number of options that were exercisable at:
December 31, 2013	287	4.29	6.9
December 31, 2014	325	4.00	6.1

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 412,100; 378,173; and 297,269 at December 31, 2014, December 31, 2013 and January 1, 2013, respectively.

The value of employee options increased by $1.5 million in 2014 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at December 31, 2014, have both time and price vesting requirements. A portion of the shares vest over the next 15 months and a portion of the shares vest if over a thirty day period, the average price requirement of $10.00 per share and $12.50 per share is met, respectively.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2014	58	$16.44	$218
Granted in 2014	-
Issued in 2014	16	47.41	336
Balance, December 31, 2014	74

The Company recognized $0.2 million of additional compensation expense related to employee deferred shares during 2014 mainly driven by the increase in MMA’s share price and amortization of the 2013 grants.

Non-employee Directors’ Stock-Based Compensation Plan

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 438,012 were available to be issued at December 31, 2014. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

At December 31, 2013 there were 15,625 director options that were vested and outstanding with a weighted average strike price of $1.80 and an aggregate intrinsic value of $58,984.  All of these options were exercised on March 25, 2014 leaving no outstanding director options as of December 31, 2014.

Directors are paid $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants. The table below summarizes the director compensation, including cash, options that vested as well as the common shares and deferred shares granted to the directors for services rendered for the years ended December 31, 2014 and 2013. The directors are fully vested in the deferred shares at the grant date.

(in dollars)	Cash	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
December 31, 2014	$118,750	8,462	5,904	$8.27	-	$237,500
December 31, 2013	137,500	2,068	16,680	5.94	15,625	275,000

Note 14—Income taxes

The Company is a limited liability company that has elected to be taxed as a corporation for income tax purposes. All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return. The Company has significant NOLs that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future; however we currently maintain a valuation allowance against our entire deferred tax asset, in accordance with accounting literature.

The following table summarizes the components of the income tax benefit for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Federal income tax benefit:
Current	$-	$-
Deferred	250	-
State income tax (expense) benefit:
Current	(242)	1,304
Deferred	37	-
Income tax benefit	$45	$1,304

The following table reflects the effective income tax reconciliation for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
(Loss) income from continuing operations before income taxes	$(100,845)	$71,785

Income tax benefit (expense) benefit at federal statutory rate (35%)	35,296	(25,125)
Permanent differences:
Impact on taxes from entities not subject to tax	(41,280)	16,069
State income taxes, net of federal tax effect	(2,308)	703
Foreign losses	(1,086)	(1,226)
Impact from other comprehensive income	2,044	9,799
Tax-exempt interest, net	1,140	277
Other	281	1,522
Net decrease (increase) in the valuation allowance	5,958	(715)
Income tax benefit	$45	$1,304

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$176,506	$172,063
Guarantee fees	4,817	5,429
Asset management fees	8,211	12,532
Cancellation of subordinated debt	5,230	5,464
Basis of loans and bonds	14,838	21,718
Other	2,198	6,631
Total deferred tax assets	211,800	223,837
Less: valuation allowance	(211,800)	(223,837)
Total deferred tax assets, net	$-	$-

The following table summarizes the change in the valuation allowance for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, January 1	$223,837	$230,414
Net reductions due to discontinued operations	(6,079)	(7,292)
Net (reductions) increase due to continuing operations	(5,958)	715
Balance, December 31	$211,800	$223,837

At December 31, 2014 and 2013, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized and therefore, the Company continued to record a deferred tax asset valuation allowance of $211.8 million and $223.8 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

For tax years ending December 31, 2014 and 2013, the Company had state income taxes receivable (net of current taxes payable) of $0.3 million and $0.2 million, respectively, reported through “Other assets.” During 2013, the Company received $2.1 million in state tax refunds.

At December 31, 2014 and 2013, the Company had pre-tax federal NOLs of $418.2 million and $405.9 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2027.

Significant judgment is required in determining and evaluating income tax positions. The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities. At December 31, 2014 and 2013, the Company had a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority. This liability is reported in “Other liabilities” in the consolidated balance sheets. A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, January 1,	$1,142	$2,626
Net increases (reductions) for tax positions of prior years	42	(1,614)
Net increases due to tax positions that only affect timing	282	130
Balance, December 31,	$1,466	$1,142

Of the uncertain tax position presented above, $0.8 million and $0.7 million would have an impact on the effective tax rate for the periods ended December 31, 2014 and 2013, respectively in the event an unfavorable settlement occurs with the respective tax authorities. This amount includes the accrued liability for interest and penalties of $0.3 for the years ended December 31, 2014 and 2013. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOLs carryforwards and would be subject to a full valuation allowance.

Note 15—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  The revenues, expenses and all other statement of operations activity in discontinued operations, including the gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax” and “Net losses (income) allocable to noncontrolling interests in CFVs and IHS – related to discontinued operations” on the consolidated statements of operations.  This is consistent with the accounting guidance prior to the Company’s early adoption of ASU 2014-08 as of April 30, 2014.

	For the year ended December 31,
(in thousands)	2014	2013
Sublease income	$-	$492
Income from CFVs (primarily rental income)	279	13,115
Income from REO operations	1,148	2,235
Rent expense	-	(492)
Expenses from CFVs (primarily operating expenses)	(243)	(12,064)
Expenses from REO operations	(1,112)	(1,517)
Other income	333	459
Other expense	(70)	(548)
Net gain on property acquisition	-	320
Income tax expense	(137)	-
Net income before disposal activity	198	2,000
Disposal:
Net gains related to REO	17,683	19,257
Net gains related to CFVs	20	5,501
Net income from discontinued operations	17,901	26,758
Loss (income) from discontinued operations allocable to noncontrolling interests	150	(1,317)
Net income to common shareholders from discontinued operations	$18,051	$25,441

Note 16—CONSOLIDATED FUNDS AND VENTURES

The total assets, by type of consolidated fund or venture, at December 31, 2014 and 2013 are summarized as follows:

(in thousands)	December 31, 2014	December 31, 2013
LIHTC Funds	$266,518	$329,033
SAWHF	-	184,649
Consolidated Lower Tier Property Partnerships	-	107,362
Non-profit Entity	-	2,163
Total assets of CFVs	$266,518	$623,207

The following provides a detailed description of the nature of these entities.

LIHTC Funds

The Company guarantees the investor yield for each of these 11 LIHTC Funds. At December 31, 2014 and 2013, the Company’s maximum exposure under these guarantees was estimated to be approximately $558.9 million and $614.4 million, respectively; however, the Company does not anticipate any losses under these guarantees.

As discussed in Note 5, “Other Asset,” the Company sold its GP interests in these 11 LIHTC Funds during the fourth quarter of 2014. However, because the Company retained its yield guarantee to the investors in these funds, the Company was unable to achieve sale accounting and thus it was unable to derecognize these funds.

The LIHTC Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting.

SAWHF

IHS is the GP of the SAWHF, which is an investment fund formed to invest directly or indirectly in affordable for-sale and rental housing primarily in South Africa (see SAWHF investments in the Asset Summary below). The SAWHF had $109.0 million in equity commitments from investors, of which $104.1 million had been funded at December 31, 2014. As a 2.7% limited partner of the SAWHF, the Company’s portion of this equity commitment is $2.9 million. At December 31, 2014, the Company had funded all of this equity commitment. The SAWHF also has an agreement with Overseas Private Investment Corporation (“OPIC”), an agency of the US, to provide loan financing not to exceed $80.0 million, of which $49.1 million has been funded at December 31, 2014.

As previously discussed in Note 12, “Equity,” as of December 31, 2014, the Company no longer consolidates the SAWHF. As a result, the Company reinstated its equity investment of $3.6 million that had previously been eliminated in consolidation having no impact to common shareholders’ equity. See Note 5, “Other Assets” for more information.

Consolidated LTPPs and Non-profit Entity

As a result of the Company’s sale of substantially all of its LIHTC asset management operations to MGM during the fourth quarter of 2014 as well as other considerations, the Company concluded that from an accounting standpoint it no longer controlled the non-profit and thus the non-profit and its Consolidated LTPPs were removed from the Company’s balance sheet.

Asset Summary:

The following section provides more information related to the assets of the CFVs at December 31, 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Cash, cash equivalents and restricted cash	$24,186	$52,897
Investments in Lower Tier Property Partnerships	231,204	286,007
SAWHF investments	-	158,325
Real estate held-for-use, net	-	102,314
Other assets	11,128	23,664
Total assets of CFVs	$266,518	$623,207

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in LTPPs

The LTPPs of the LIHTC Funds are considered variable interest entities; although in most cases it is the third party GP who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in LTPPs are accounted for under the equity method. The following table provides the LIHTC Funds’ investment balances in the unconsolidated LTPPs, as well as the assets and liabilities of the LTPPs at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
LIHTC Funds’ investment in Lower Tier Property Partnerships	$231,204	$286,007
Total assets of Lower Tier Property Partnerships (1)	$1,273,903	$1,324,704
Total liabilities of Lower Tier Property Partnerships (1)	1,035,695	1,038,983

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying LTPPs relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds that represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s reported bonds secured by properties owned by the LTPPs at December 31, 2014 and 2013, was $118.9 million and $64.9 million, respectively. As discussed above, as of October 8, 2014, the Company no longer consolidates the non-profit and its partnerships and as a result the Company reinstated $47.0 million of bonds (based on fair value).

SAWHF Investments

The SAWHF was organized under South African law in a similar manner to US investment companies and therefore follows accounting guidance specific to investment companies that requires fair value accounting for investments. The Company calculates such fair value based on estimates because there are no readily available market values. In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party appraisers.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. See Note 9, “Fair Value Measurements” for more information. The SAWHF investments are carried at their fair value of $158.3 million at December 31, 2013 and are considered Level 3 valuations.

As previously discussed, as of December 31, 2014, the Company no longer consolidates the SAWHF investments.

The following table presents the activity for the SAWHF investments at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, January 1	$158,325	$161,433
Net gains included in earnings related to CFVs	12,312	22,530
Net foreign currency translation losses included in other comprehensive income attributable to CFVs	(16,571)	(34,143)
Impact from purchases	21,405	23,852
Impact from sales and distributions	(12,885)	(15,347)
Impact from deconsolidation	(162,586)	-
Balance, December 31	$-	$158,325

Consolidated LTPPs’ Real estate held-for-use, net

The real estate held-for-use by Consolidated LTPPs was comprised of the following at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Building, furniture and fixtures	$-	$108,424
Accumulated depreciation	-	(17,997)
Land	-	11,887
Total	$-	$102,314

The Consolidated LTPPs own the real estate held-for-use (affordable multifamily properties). Depreciation expense was $4.9 million for the year ended December 31, 2014, of which $0.1 million was recorded in discontinued operations. Depreciation expense was $8.3 million for the year ended December 31, 2013, of which $2.3 million was recorded in discontinued operations. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the year ended December 31, 2014 and December 31, 2013.

The Company does not have an equity interest in the Consolidated LTPPs. However, the Company provided debt financing to the Consolidated LTPPs. In consolidation, because the Company consolidated the LTPPs, the real estate held by the Consolidated LTPPs was reflected on the Company’s balance sheet. During consolidation, the Company’s bonds were eliminated against the related mortgage debt obligations of the Consolidated LTPPs. As discussed above, as of October 8, 2014, the Company no longer consolidates these partnerships and as a result the Company reinstated $47.0 million of bonds (based on fair value) and recorded a $0.7 million net unrealized loss in order to reflect these bonds at fair value.

Liability Summary:

The following section provides more information related to the liabilities of the CFVs at December 31, 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Liabilities of CFVs:
Debt (1)	$6,712	$91,602
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	9,597	13,461
Other liabilities (2)	31,831	4,043
Total liabilities of CFVs	$48,140	$109,106

(1)	The debt of $6.7 million as of December 31, 2014, is an obligation of one of the LIHTC Funds consolidated by the Company. This debt was reinstated during the fourth quarter because the related note receivable was assigned from MMA to a third party. This also caused expenses of consolidated funds and ventures to increase because this obligation had never been recognized as an obligation of the funds in consolidation. At December 31, 2014, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

(2)	Other liabilities of $31.8 million as of December 31, 2014 are related to LIHTC Funds. Other liabilities of $30.8 million were reinstated during the fourth quarter as a result of our sale of substantially all of our LIHTC business operation to MGM. These liabilities are primarily related to legally accrued, but unpaid asset management fees assigned from MMA to MGM. This also caused expenses of consolidated funds and ventures to increase because this debt had never been recognized as an obligation of the funds in consolidation. The asset management fee payable had never been recorded in consolidation because prior to fourth quarter 2014, MMA as GP did not record the corresponding receivable because of collection uncertainty.

Income Statement Summary

The following section provides more information related to the income statement of the CFVs for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
(in thousands)	2014	2013
Revenue:
Rental and other income from real estate	$10,210	$11,740
Interest and other income	6,284	8,403
Total revenue from CFVs	16,494	20,143

Expenses:
Depreciation and amortization	7,012	8,165
Interest expense	3,087	3,263
Other operating expenses	48,328	8,825
Foreign currency loss	5,030	10,534
Asset impairments	26,978	21,785
Total expenses from CFVs	90,435	52,572

Net gains (losses) related to CFVs:
Investment gains	13,121	23,201
Derivative gains	2,244	8,594
Net loss due to deconsolidation of CFVs	(23,867)	-
Net loss on sale of properties	(138)	-
Equity in losses from Lower Tier Property Partnerships of CFVs	(32,730)	(26,609)
Net loss	(115,311)	(27,243)
Net losses allocable to noncontrolling interests in CFVs (1)	100,140	32,334
Net (loss) income allocable to the common shareholders related to CFVs	$(15,171)	$5,091

(1)	Net losses allocable to noncontrolling interests in CFVs do not include net losses allocable to noncontrolling interests in IHS because the Company’s equity interest in IHS is substantial.

The details of Net income allocable to the common shareholders related to CFVs for the years ended December 31, 2014 and 2013 are as follows:

	For the year ended December 31,
(in thousands)	2014	2013
Asset management fees	$4,103	$4,556
Interest income	1,526	2,149
Guarantee fees	1,324	1,324
Equity in losses from Lower Tier Property Partnerships	(5,912)	(3,157)
Equity in income from SAWHF	343	684
Other expense	(1,105)	(465)
Net loss due to deconsolidation of CFVs	(15,450)	-
Net (loss) income allocable to the common shareholders related to CFVs	$(15,171)	$5,091

Note 17—segment Information

The Company operates through two reportable segments: US Operations (which for periods presented includes Corporate Operations) and International Operations. Beginning in 2015, the Company will separately evaluate the performance of its US Operations and its Corporate Operations and therefore will report performance through three reportable segments − US Operations, International Operations and Corporate Operations.

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

The following tables reflect the results of the reportable segments for the years ended December 31, 2014 and 2013. The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs. As outlined on the tables, there are four columns, two of which reflect the performance of the reportable segments and two that are titled CFVs and Income Allocations that are needed in order to reconcile the results for the reportable segments to the Company’s Consolidated Statement of Operations.

	For the year ended December 31, 2014
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated

Total interest income	$19,080		$53	$-		$(1,526	) (1)	$17,607
Total interest expense	(3,120)		-	-		-		(3,120)
Net interest income	15,960		53	-		(1,526)		14,487

Total fee and other income	10,529		5,554	-		(5,427	) (2)	10,656
Revenue from CFVs	-		-	16,494		-		16,494
Total non-interest revenue	10,529		5,554	16,494		(5,427)		27,150

Total revenues, net of interest expense	26,489		5,607	16,494		(6,953)		41,637

Operating and other expenses:
Interest expense	(13,632)		(144)	-		-		(13,776)
Operating expenses	(15,378)		(6,149)	-		-		(21,527)
Other expenses	(4,393)		(194)	-		1,105	(3)	(3,482)
Expenses from CFVs	-		-	(81,176)		(9,259	) (5)	(90,435)
Total operating and other expenses	(33,403)		(6,487)	(81,176)		(8,154)		(129,220)

Net gains on assets, derivatives and extinguishment of liabilities	19,367		-	-		-		19,367
Net gains due to real estate consolidation and foreclosure	2,003		-	-		-		2,003
Net loss due to deconsolidation of CFVs	(15,450)		-	(23,867)		15,450		(23,867)
Net gains related to CFVs	-		-	15,227		-		15,227
Equity in income from unconsolidated funds and ventures	6,500		238	-		-		6,738
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(5,912	) (6)	343	(26,818	) (6)	(343	) (4)	(32,730)
Losses from continuing operations before income taxes	(406)		(299)	(100,140)		-		(100,845)
Income tax benefit	45		-	-		-		45
Income (loss) from discontinued operations, net of tax	18,051		-	(150)		-		17,901
Net income (loss)	17,690		(299)	(100,290)		-		(82,899)

Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	-		76	100,140		-		100,216
Related to discontinued operations	-		-	150		-		150
Net income (loss) to common shareholders	$17,690		$(223)	$-		$-		$17,467

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million is reflected in total interest income for the US Operations.

(2)	This amount includes $2.5 million of asset management fees recognized by IHS through an income allocation (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.5 million is reflected in total fee and other income for the International Operations. This amount also includes $1.6 million of asset management fees and $1.3 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during 2014 through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s 2014 net income) that is recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $9.3 million of net income to the Company that is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 16, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the LTPPs in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $5.9 million of losses in US Operations and reduced the CFVs losses by the same amount.

	For the year ended December 31, 2013
(in thousands)	US Operations		International Operations	CFVs		Income Allocation Reclasses		MMA Consolidated

Total interest income	$40,041		$36	$-		$(2,149	) (1)	$37,928
Total interest expense	(24,252)		-	-		-		(24,252)
Net interest income	15,789		36	-		(2,149)		13,676

Total fee and other income	10,672		3,118	-		(5,880	) (2)	7,910
Revenue from CFVs	-		-	20,143		-		20,143
Total non-interest revenue	10,672		3,118	20,143		(5,880)		28,053

Total revenues, net of interest expense	26,461		3,154	20,143		(8,029)		41,729

Operating and other expenses:
Interest expense	(14,850)		(138)	-		-		(14,988)
Operating expenses	(19,229)		(6,280)	-		-		(25,509)
Other expenses	(6,640)		(1,872)	-		465	(3)	(8,047)
Expenses from CFVs	-		-	(60,820)		8,248	(5)	(52,572)
Total operating and other expenses	(40,719)		(8,290)	(60,820)		8,713		(101,116)

Net gains on assets, derivatives and extinguishment of liabilities	115,350		16	-		-		115,366
Net gains due to real estate consolidation and foreclosure	10,895		-	-		-		10,895
Net gains related to CFVs	-		-	31,795		-		31,795
Equity in (losses) income from unconsolidated funds and ventures	(966)		691	-				(275)
Equity in (losses) income from Lower Tier Property Partnerships in CFVs	(3,157	) (6)	684	(23,452	) (6)	(684	) (4)	(26,609)
Income (loss) from continuing operations before income taxes	107,864		(3,745)	(32,334)		-		71,785
Income tax benefit	1,304		-	-		-		1,304
Income from discontinued operations, net of tax	25,441		-	1,317		-		26,758
Net income (loss)	134,609		(3,745)	(31,017)		-		99,847

(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(3,714)		-	-		-		(3,714)
Net losses (income) allocable to noncontrolling interests in CFVs:
Related to continuing operations	-		690	32,334		-		33,024
Related to discontinued operations	-		-	(1,317)		-		(1,317)
Net income (loss) to common shareholders	$130,895		$(3,055)	$-		$-		$127,840

(1) Represents interest on bonds that the Company recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.1 million is reflected in total interest income for the US Operations.

(2)	This amount includes $2.8 million of asset management fees recognized by IHS through an income allocation (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.8 million is reflected in total fee and other income for the International Operations. This amount also includes $1.8 million of asset management fees and $1.3 million of guarantee fees both related to the Company’s LIHTC Funds, both of which were recognized during the year of 2013 through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for the US Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for the US Operations.

(4)	Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s 2013 net income) that is recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected as equity in income of unconsolidated ventures for the International Operations.

(5)	The sum of the income highlighted in notes 1, 2 and 4 above, partially offset by the expenses discussed in note 3 above, total $8.2 million of net income to the Company that is then reflected as an overall net expense to the CFVs.

(6)	Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 16, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the LTPPs in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $3.2 million of losses in US Operations and reduced the CFVs losses by the same amount.

The total assets by segment at December 31, 2014 and 2013 are presented in the table below:

(in thousands)	December 31, 2014	December 31, 2013
ASSETS
US Operations	$394,922	$443,664
International Operations	10,641	6,681
Total segment assets	405,563	450,345
Bonds eliminated in consolidation	-	(47,745)
Net unrealized mark-to-market gains not recorded in consolidation	-	(2,543)
Other adjustments	(389)	(7,906)
Assets of CFVs	266,518	623,207
Total MMA consolidated assets	$671,692	$1,015,358

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2014

3.3	Third Amended and Restated Bylaws	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.6	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.7	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.8*	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.9*	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.10*	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.11	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of Junior Subordinated Indentures, dated November 26, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.12	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

E-1

Exhibit No.	Description	Incorporation by Reference

10.13	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of Junior Subordinated Indentures (formerly trust preferred securities), dated November 20, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2012

10.14*	Municipal Mortgage & Equity LLC. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013

10.15*	Employment Agreement by and between the Company and Gary A. Mentesana dated as of March 27, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2013

10.16	Share Purchase Agreement, dated as of July 1, 2013, by and among Merrill Lynch Portfolio Management, Inc., Municipal Mortgage & Equity, LLC, MuniMae TEI Holdings, LLC and MuniMae TE Bond Subsidiary, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 3, 2013

10.17*	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 1, 2014	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2014

10.18	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan

21	List of Subsidiaries

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

E-2