Form 10-Q
period 2015-03-31
MMA CAPITAL MANAGEMENT, LLC
filed 2015-05-13
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
621 East Pratt Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21202 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value	Name of each exchange on which registered NASDAQ Capital Market

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

There were 6,892,414 shares of common shares outstanding at May 7, 2015.

MMA Capital Management, LLC

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2015 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2014 Form 10-K in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$30,283	$29,619
Restricted cash (includes $23,876 and $24,186 related to CFVs)	53,093	50,189
Bonds available-for-sale (includes $168,274 and $144,611 pledged as collateral and/or restricted)	220,129	222,899
Investments in Lower Tier Property Partnerships related to CFVs	219,007	231,204
Real estate held-for-use, net	2,619	18,417
Real estate held-for-sale, net	25,954	10,145
Investment in preferred stock (includes $25,000 and $31,371 pledged as collateral)	31,371	31,371
Other assets (includes $126 and $161 pledged as collateral and $10,577 and $11,128 related to CFVs)	74,705	74,902
Total assets	$657,161	$668,746

LIABILITIES AND EQUITY
Debt (includes $6,712 and $6,712 related to CFVs)	$293,308	$290,543
Accounts payable and accrued expenses	3,416	5,538
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	9,597	9,597
Other liabilities (includes $32,747 and $31,831 related to CFVs)	42,927	41,870
Total liabilities	$349,248	$347,548

Commitments and contingencies

Equity
Noncontrolling interests in CFVs and IHS (net of $575 and $575 of subscriptions receivable)	$215,410	$229,714
Common shareholders’ equity:
Common shares, no par value (7,117,518 and 7,162,221 shares issued and outstanding and 66,784 and 66,106 non-employee directors’ and employee deferred shares issued at March 31, 2015 and December 31, 2014, respectively)	34,125	35,032
Accumulated other comprehensive income (“AOCI”)	58,378	56,452
Total common shareholders’ equity	92,503	91,484
Total equity	307,913	321,198
Total liabilities and equity	$657,161	$668,746

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014
Interest income
Interest on bonds	$3,332	$5,160
Interest on loans and short-term investments	741	145
Total interest income	4,073	5,305

Interest expense (1)
Bond related debt	326	1,005
Non-bond related debt	148	198
Total interest expense	474	1,203
Net interest income	3,599	4,102

Non-interest revenue
Income on preferred stock investment	1,297	1,297
Other income	2,144	853
Revenue from CFVs	67	5,050
Total non-interest revenue	3,508	7,200
Total revenues, net of interest expense	7,107	11,302

Operating and other expenses
Interest expense (2)	3,196	3,573
Salaries and benefits	3,272	3,329
General and administrative	863	963
Professional fees	1,144	1,382
Other expenses	107	801
Expenses from CFVs	9,316	11,649
Total operating and other expenses	17,898	21,697

Net gains (losses) on assets and derivatives	1,568	(365)
Net gains transferred into net income from AOCI due to real estate foreclosure	–	2,003
Equity in income (losses) from unconsolidated funds and ventures	73	(110)
Net gains related to CFVs	–	4,809
Equity in losses from Lower Tier Property Partnerships of CFVs	(5,693)	(7,428)
Net loss from continuing operations before income taxes	(14,843)	(11,486)
Income tax benefit	146	554
Net income from discontinued operations, net of tax	72	14,479
Net (loss) income	(14,625)	3,547
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	14,304	9,909
Related to discontinued operations	-	150
Net (loss) income to common shareholders	$(321)	$13,606

(1)	Represents interest expense related to debt which finances interest-bearing assets. See Note 6, “Debt.”

(2)	Represents interest expense related to debt which does not finance interest-bearing assets. See Note 6, “Debt.”

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Basic (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.13)
Income from discontinued operations	0.01	1.82
(Loss) income per common share	$(0.04)	$1.69

Diluted (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.13)
Income from discontinued operations	0.01	1.82
(Loss) income per common share	$(0.04)	$1.69

Weighted-average common shares outstanding:
Basic	7,213	8,041
Diluted	7,213	8,041

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014

Net (loss) income to common shareholders	$(321)	$13,606
Net loss allocable to noncontrolling interests	(14,304)	(10,059)
Net (loss) income	$(14,625)	$3,547

Other comprehensive income allocable to common shareholders:
Bond related changes:
Unrealized net gains	$2,740	$4,906
Reversal of net unrealized gains on sold bonds	(471)	–
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	–	(2,003)
Net change in other comprehensive income due to bonds	2,269	2,903
Income tax expense	(211)	(129)
Foreign currency translation adjustment	(132)	2
Other comprehensive income allocable to common shareholders	$1,926	$2,776

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment	$–	$(988)

Comprehensive income to common shareholders	$1,605	$16,382
Comprehensive loss to noncontrolling interests	(14,304)	(11,047)
Comprehensive (loss) income	$(12,699)	$5,335

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2015	7,228	$35,032	$56,452	$91,484	$229,714	$321,198
Net loss	–	(321)	–	(321)	(14,304)	(14,625)
Other comprehensive income	–	–	1,926	1,926	–	1,926
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	–	(159)	–	(159)	–	(159)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	14	141	–	141	–	141
Common share repurchases	(58)	(568)	–	(568)	–	(568)
Balance, March 31, 2015	7,184	$34,125	$58,378	$92,503	$215,410	$307,913

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,625)	$3,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provisions for credit losses and impairment (1)	7,536	5,164
Net equity in losses from equity investments in partnerships (1)	5,620	7,539
Net losses (gains) on assets and derivatives	(635)	9
Net gains on real estate	(3)	(15,037)
Net gains related to CFVs	–	(4,813)
Net gains due to initial real estate consolidation and foreclosure	–	(2,003)
Subordinate debt effective yield amortization and interest accruals	1,868	1,743
Depreciation and other amortization (1)	585	2,465
Foreign currency loss	75	439
Stock-based compensation expense	336	979
Other	(2,402)	(3,161)
Net cash used in operating activities	(1,645)	(3,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	1,369	774
Advances on and originations of loans held for investment	(105)	–
Investments in property partnerships and real estate (1)	(436)	(4,856)
Proceeds from the sale of real estate and other investments	3	37,705
(Increase) decrease in restricted cash and cash of CFVs	(2,682)	673
Capital distributions received from investments in partnerships of CFVs	54	4,199
Net cash (used in)/provided by investing activities	(1,797)	38,495
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	17,475	–
Repayment of borrowings	(12,714)	(3,740)
Payment of debt issuance costs	(87)	–
Distributions paid to holders of noncontrolling interests	–	(22)
Purchase of treasury stock	(568)	(809)
Net cash provided by/(used in) by financing activities	4,106	(4,571)

Net increase in cash and cash equivalents	664	30,795

Cash and cash equivalents at beginning of period	29,619	66,794

Cash and cash equivalents at end of period	$30,283	$97,589

(1)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,933	$3,923
Income taxes paid	75	165

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	1,926	2,903
Debt and liabilities extinguished through sales and collections on bonds and loans	3,421	2,804
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	–	11,058
Decrease in common equity and increase in liabilities due to adjusted purchase price of noncontrolling interest	159	–

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Report”), the “Company,” “MMA,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

Description of the Business

The Company uses its experience and expertise to partner with institutional capital to create attractive and impactful alternative investment opportunities, to manage them well and to report on them effectively. Beginning in 2015, the Company operates through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations consists of three business lines: Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTCs”) and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the U.S. This business line manages the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

Our LIHTC business consists primarily of secured loan receivables from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM beginning in 2019.

The Other Investments and Obligations business line includes legacy assets and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy capital business that operates as MMA Energy Capital, LLC.

International Operations

We manage our International Operations through International Housing Solutions S.à r.l. (“IHS”). IHS’s strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing including green housing projects within South Africa and Sub-Saharan Africa. At March 31, 2015, the Company had a 96% interest in IHS and on May 1, 2015, increased its ownership interest to 100%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

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

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and of entities that are considered to be variable interest entities in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Equity investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity, but is not considered the primary beneficiary, are accounted for using the equity method of accounting.

Reclassification

The Company made reclassifications to other assets and debt on its previously issued 2014 consolidated balance sheet as a result of early adopting ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” on April 7, 2015, which changes the balance sheet presentation. Consequently, certain footnotes have been revised to reflect this change.

New Accounting Guidance

Accounting for Debt Issuance Costs

On April 7, 2015, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs are to be presented as a direct reduction from the related debt liability rather than as an asset. As a result of adopting this guidance, the Company reclassified $2.9 million of debt issuance costs at December 31, 2014, from “Other Assets” to “Debt” on the consolidated balance sheet.

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The Company has two types of bonds in its portfolio, Mortgage revenue bonds and Other bonds.

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

At March 31, 2015, the Company’s subordinate bonds had an aggregate unpaid principal balance (“UPB”) of $39.9 million ($29.9 million fair value). The payment of debt service on our subordinate bonds occurs only after payment of senior obligations that have priority to the cash flow of the underlying collateral.

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

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$191,203	$125,683	$43,328	$(782)	$168,229
Other bonds	53,165	34,943	16,957	–	51,900
Total	$244,368	$160,626	$60,285	$(782)	$220,129

	December 31, 2014
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4), (5)	Fair Value
Mortgage revenue bonds	$192,068	$126,897	$41,145	$(858)	$167,184
Other bonds	57,056	38,768	16,947	–	55,715
Total	$249,124	$165,665	$58,092	$(858)	$222,899

(1)	Represents the UPB, net of discounts, deferred costs and fees as well as impairments recognized in earnings.

(2)	At March 31, 2015, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired and $0.2 million represents unrealized losses that were not considered other-than-temporarily impaired.

(3)	Represents bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at March 31, 2015, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.1 million at March 31, 2015.

(4)	At December 31, 2014, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired and $0.3 million represents unrealized losses that were not considered other-than-temporarily impaired.

(5)	Represents bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at December 31, 2014, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.0 million at December 31, 2014.

See Note 9, “Fair Value Measurements” which describes the factors contributing to the $2.8 million decrease in the Company’s reported bond fair value.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At March 31, 2015, seven bonds (amortized cost of $16.5 million and fair value of $24.4 million) were non-amortizing with principal due in full between February 2030 and August 2048. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that were prepayable without restriction, premium or penalty at March 31, 2015, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	Amortized Cost	Fair Value
March 31, 2015	$24,789	$41,058
April 1 through December 31, 2015	–	–
2016	10,154	13,548
2017	–	–
2018	7,335	8,384
2019	–	–
Thereafter	118,050	156,832
Bonds that may not be prepaid	298	307
Total	$160,626	$220,129

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $43.8 million and $43.6 million at March 31, 2015 and December 31, 2014, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $0.5 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. Interest income not recognized during the period in which these bonds were on non-accrual was $1.1 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that were current with respect to principal and interest payments, as well as those that were past due with respect to either principal or interest payments at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Total current	$176,361	$179,315
30-59 days past due	–	–
60-89 days past due	–	–
90 days or greater	43,768	43,584
Total	$220,129	$222,899

Bond Sales and Redemptions

The Company recorded cash proceeds of $0.6 million on the sale of a bond participation for the three months ended March 31, 2015. There were no sales or redemptions of bonds for the three months ended March 31, 2014.

Provided in the table below are realized gains recognized on bonds at the time of sale or redemption reported through “Net gains (losses) on assets and derivatives.”

	For the three months ended March 31,
(in thousands)	2015	2014
Gains recognized at time of sale	$583	$–

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At March 31, 2015, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average pay rate of 14.4%. The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not have impairments on the preferred stock for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, $25.0 million (principal) of the preferred stock investment was the referenced asset for two total return swap (“TRS”) agreements with a maturity date of March 31, 2016. See Note 6, “Debt” for more information.

Note 4—REAL ESTATE

The following table summarizes the Company’s real estate at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Real estate held-for-use	$2,619	$18,417
Real estate held-for-sale	25,954	10,145

During the first quarter of 2015, the Company transferred an affordable multifamily property with a carrying basis of $12.2 million as of December 31, 2014 from real estate held-for-use to real estate held-for-sale. This property was sold during the second quarter of 2015 for $12.3 million in net proceeds, resulting in a gain on sale of $0.5 million that will be recognized within continuing operations during the second quarter of 2015. During the first quarter of 2015, the Company also transferred an investment in undeveloped land with a carrying basis of $3.6 million from real estate held-for-investment to real estate held-for-sale.

Note 5—OTHER ASSETS

The following table summarizes other assets at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Other assets:
Investments in real estate partnerships	$22,554	$22,529
Investments in IHS-managed funds and ventures	5,352	5,689
Loan receivable held-for-investment	22,415	22,392
Solar facilities (includes other assets such as cash and other receivables)	3,086	3,093
Derivative assets	3,384	2,726
Accrued interest and dividends receivable	2,421	2,672
Asset management fees receivable	2,909	2,454
Other assets	2,007	2,219
Other assets held by CFVs (1)	10,577	11,128
Total other assets	$74,705	$74,902

(1)	For more information see Note 15, “Consolidated Funds and Ventures.”

Investments in Real Estate Partnerships

At March 31, 2015, $16.2 million of the reported balance represents the Company’s interest in a real estate venture that was formed during the fourth quarter of 2014. The Company accounts for this investment as an equity investment and does not consolidate the real estate venture because it is not deemed to be the primary beneficiary. The Company made an initial contribution of $8.8 million (representing 80% of the real estate venture’s initial capital). The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.

At March 31, 2015, the majority of the remaining balance ($6.4 million) represents a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The Company accounts for its interest as an equity investment and does not consolidate the partnership because the Company is not deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the real estate partnerships in which the Company held an equity investment at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Investment in real estate partnerships:
Total assets (primarily real estate)	$83,326	$83,021
Total liabilities	35,469	34,856

The following table displays the net loss for the three months ended March 31, 2015 and 2014, for the real estate partnerships:

	For the three months ended March 31,
(in thousands)	2015	2014
Net loss	$(302)	$(186)

Investments in IHS-managed Funds and Ventures

At March 31, 2015, the Company held equity co-investments ranging from 2% to 5% in three IHS-managed funds and ventures (SAWHF, IHS Residential Partners I and IHS Fund II). IHS provides asset management services to each of these investment vehicles in return for asset management fees. For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as carried interest which is contingent upon the residual values of the assets held by each investment vehicle.

The Company accounts for its interest in SAWHF, IHS Residential Partners I and IHS Fund II as equity investments because the Company is not deemed to be the primary beneficiary. At March 31, 2015, the carrying basis of the Company’s investment in SAWHF and IHS Residential Partners I was $3.6 and $1.8 million, respectively. At March 31, 2015, the Company had no equity investment basis in IHS Fund II because no capital had been called.

The following table displays the total assets and liabilities held by the three IHS-managed funds and ventures in which the Company held an equity investment at March 31, 2015 and December 31, 2014, respectively:

(in thousands)	March 31, 2015	December 31, 2014
Total assets	$277,708	$276,007
Total liabilities	111,082	104,863

The following table displays the net income for the three months ended March 31, 2015 for the three IHS-managed funds and ventures. The net income for the three months ended March 31, 2014 was related only to IHS Residential Partners I because at that time the Company consolidated SAWHF and thus its equity investment in SAWHF was eliminated in consolidation.

	For the three months ended March 31,
(in thousands)	2015	2014
Net income	$1,747	$100

Loans Held for Investment

The following table summarizes loans held for investment at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Cost basis	$40,186	$40,163
Allowance for loan losses	(17,771)	(17,771)
Loans held for investment, net	$22,415	$22,392

At March 31, 2015 and December 31, 2014, loans held for investment had an UPB of $40.8 million and $40.9 million, respectively, as well as deferred fees and other basis adjustments of $0.6 million and $0.7 million, respectively. At March 31, 2015 and December 31, 2014, loans that were specifically impaired had an UPB of $18.4 and were not accruing interest.

At March 31, 2015 and December 31, 2014 there were no loans still accruing interest that were 90 days or more past due in either principal or interest.

At March 31, 2015, the Company’s two loans to MGM consisted of a $17.3 million (legal principal balance) bridge loan (“Bridge Loan”) and a $13.2 million (legal principal balance) term loan (“Term Loan”).

At March 31, 2015, the Bridge Loan and the Term Loan had a reported basis of $14.4 million and $0.2 million, respectively. These loans resulted in the recognition of $0.5 million of interest income during the three months ended March 31, 2015. At March 31, 2015, the Company had off-balance sheet loans receivable related to the seller financing it provided to MGM of $15.9 million. Interest collected during the three months ended March 31, 2015 on the seller financing was $0.3 million and was recorded as a deferred gain through “Other liabilities.”

The Bridge Loan, designated as held for investment, has an interest rate of 10% and amortizes based on MGM’s excess cash flow. The Bridge Loan matured on December 31, 2014, but was extended to March 31, 2015 for a 1% ($0.2 million) extension fee that was recognized as income during the first quarter of 2015 and was capitalized into the balance of the Term Loan. Currently, the Bridge Loan remains outstanding. The Company is actively engaged in discussions with MGM and based on those discussions expects the Bridge Loan to be repaid in the near future.

The Term Loan, designated held for sale, is non-amortizing, has a maturity date of September 30, 2024 and has an annual interest rate of 12%, of which 8% is to be paid quarterly and 4% is payable at the loan’s maturity.

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans. There were no unfunded loan commitments at March 31, 2015 and December 31, 2014.

Solar Facilities

At March 31, 2015, the Company owned five solar facilities that were designated as held for investment. These facilities generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally 20 years.

Note 6—DEBT

As previously discussed in Note 1, “Description of the Business and Basis of Presentation,” we have revised the presentation for December 31, 2014 due to the Company’s early adoption of ASU No. 2015-03.

The table below summarizes outstanding debt balances and the associated weighted-average interest rate based on amounts due within one year or after one year at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	Weighted-Average Effective Interest Rate at March 31, 2015	December 31, 2014	Weighted-Average Effective Interest Rate at December 31, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,301	1.5%	$776	1.4%
Due after one year	99,944	1.4	86,499	1.4
Notes payable and other debt – non-bond related
Due within one year	1,383	9.8	1,753	9.8
Due after one year	4,074	10.0	4,374	10.0

Total asset related debt	$106,702	1.8	$93,402	2.0

Other Debt (1)
Subordinate debentures (3)
Due within one year	$16,032	7.0	$14,088	7.0
Due after one year	133,621	7.2	133,893	7.2
Notes payable and other debt
Due within one year	26,074	4.5	37,811	4.4
Due after one year	4,167	2.7	4,637	2.8

Total other debt	$179,894	6.7	$190,429	6.5

Total asset related debt and other debt	$286,596	4.9	$283,831	5.0

Debt related to CFVs (4)
Due within one year	$6,712	5.3	$6,712	5.3
Due after one year	–	–	–	–
Total debt related to CFVs	$6,712	5.3	$6,712	5.3

Total debt	$293,308	4.9	$290,543	5.0

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt – bond related are unamortized debt issuance costs of $0.1 million and less than $0.1 million at March 31, 2015 and December 31, 2014, respectively.

(3)	The subordinate debt balances include a net adjustment of $9.2 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively. These adjustments are comprised of net premiums due to effective interest adjustments of $12.0 million and $10.1 million at March 31, 2015 and December 31, 2014, respectively, offset by debt issuance costs of $2.8 million at March 31, 2015 and December 31, 2014.

(4)	This debt is related to one of the consolidated LIHTC Funds that was reinstated during the fourth quarter of 2014 because the related mortgage note receivable was assigned from MMA to a third party.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at March 31, 2015:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2015	$18,879	$6,712	$25,591
2016	41,099	–	41,099
2017	14,438	–	14,438
2018	67,081	–	67,081
2019	11,509	–	11,509
Thereafter	124,554	–	124,554
Net premium and debt issue costs	9,036	–	9,036
Total	$286,596	$6,712	$293,308

Included in the 2015 principal payments for asset related debt and other debt is $1.1 million of debt that has come due and remains payable; however, the Company has a forbearance agreement with the lender such that it is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Included in the 2015 principal payments are $15.4 million of subordinate debt interim principal payments that the Company expects to pay just before or as part of a restructuring that remains in negotiations. See Subordinate Debt below for more information.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At March 31, 2015, this debt was comprised of TRS financing agreements on bonds available-for-sale.

During the first quarter of 2015, the Company entered into a TRS financing agreement with a notional amount of $17.5 million using an existing bond as the referenced asset. Under the terms of the TRS agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $17.5 million with a pay rate of 6.75% at March 31, 2015) and the Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread. As of March 31, 2015, the spread was 150 basis points (“bps”) resulting in a pay rate of 152 bps.

Interest expense on notes payable and other debt – bond related totaled $0.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at March 31, 2015:

(dollars in thousands)
Issuer	Principal	Net Premium and Debt Issuance Costs	Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MFI	$28,515	$(171)	$28,344	Amortizing	December 2027 and December 2033	8.0%

MFH	33,286	3,031	36,317	$4,689 due March 2015	March 30, 2035	0.75% to March 2015, then 3-month LIBOR plus 3.3%

MFH	30,116	2,545	32,661	$4,242 due May 2015	April 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%

MFH	17,219	1,350	18,569	$2,305 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%

MFH	31,308	2,454	33,762	$4,191 due May 2015	July 30, 2035	0.75% to April 2015, then 3-month LIBOR plus 3.3%
	$140,444	$9,209	$149,653

The Company continues to be actively engaged in discussions with the lenders to restructure MFH’s subordinate debt to include a reduction to the annual interest rate of 3-month London Interbank Offer Rate (“LIBOR”) plus 330 bps and to require on-going principal amortization. It is expected that the interim principal amortization payments for all of the MFH tranches as reflected in the table above will be paid just before or as part of the restructuring.

Interest expense on the subordinate debt totaled $2.7 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

Notes Payable and Other Debt

This debt is mainly comprised of TRS financing arrangements on the Company’s preferred stock investments. During the first quarter of 2015, the Company repaid $11.6 million of this debt and $25.0 million was extended and now matures on March 31, 2016. The debt is non-amortizing and bears an interest rate of 3-month LIBOR plus 400 bps (4.3% at March 31, 2015), which resets quarterly.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2015.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative assets and liabilities fair value balances at March 31, 2015 and December 31, 2014.

	Fair Value
	March 31, 2015		December 31, 2014
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,276	$592	$2,539	$35
Interest rate cap	108	–	187	–
Interest rate swap	–	767	–	718
Total derivative financial instruments	$3,384	$1,359	$2,726	$753

The following table summarizes the derivative notional amounts at March 31, 2015 and December 31, 2014.

	Notional
(in thousands)	March 31, 2015	December 31, 2014
Total return swaps	$86,401	$90,184
Interest rate cap	45,000	45,000
Interest rate swap	7,231	7,749
Total derivative financial instruments	$139,132	$142,933

The following table summarizes derivative activity for the three months ended March 31, 2015 and 2014.

	Realized/Unrealized Gains (Losses) for the three months ended March 31,
(in thousands)	2015	2014
Total return swaps (1)	$1,191	$–
Interest rate cap	(79)	(251)
Interest rate swap (2)	(127)	(105)
Total	$985	$(356)

(1)	The cash paid and received on TRSs designated as derivatives is settled on a net basis and recorded through “Net gains (losses) on assets and derivatives.” Net cash received was $1.0 million for the three months ended March 31, 2015.

(2)	The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains (losses) on assets and derivatives.” Net cash paid was $0.1 million for the three months ended March 31, 2015 and 2014.

TRSs

As of March 31, 2015, the Company had 10 bond related TRS agreements. Under the terms of the TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (notional amount of $85.1 million with a weighted average pay rate of 6.0% at March 31, 2015). The Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread on the TRS (notional amount of $86.4 million with a weighted average pay rate of 1.4% at March 31, 2015).

Interest rate cap

At March 31, 2015 and December 31, 2014, the Company had one interest rate cap contract that terminates on January 2, 2019 to protect the Company against rising interest rates associated with certain TRS agreements. The notional amount on the interest rate cap was $45.0 million at March 31, 2015 and December 31, 2014 and protects us on $45.0 million of our floating rate debt in the event SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At March 31, 2015 and December 31, 2014, the Company had one interest rate swap contract. Under the terms of the agreement, the counterparty is required to pay the Company SIFMA 7-day municipal swap index plus 250 bps (pay rate of 252 bps at March 31, 2015) and the Company is required to pay the counterparty a fixed interest rate of 6.5%.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.
•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.
•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	March 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	22,587	–	–	21,779

Liabilities:
Notes payable and other debt, bond related	101,245	–	–	101,377
Notes payable and other debt, non-bond related	35,698	–	–	31,572
Notes payable and other debt related to CFVs	6,712	–	–	–
Subordinate debt issued by MFH	121,309	–	–	45,035
Subordinate debt issued by MFI	28,344	–	–	28,515

	December 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	22,564	–	–	21,689

Liabilities:
Notes payable and other debt, bond related	87,275	–	–	87,325
Notes payable and other debt, non-bond related	48,575	–	–	44,085
Notes payable and other debt related to CFVs	6,712	–	–	–
Subordinate debt issued by MFH	119,441	–	–	44,718
Subordinate debt issued by MFI	28,540	–	–	28,714

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

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	March 31,	Fair Value Measurement Levels
(in thousands)	2015	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$220,129	$–	$–	$220,129
Derivative assets	3,384	–	108	3,276

Liabilities:
Derivative liabilities	$1,359	$–	$–	$1,359

	December 31,	Fair Value Measurement Levels
(in thousands)	2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$222,899	$–	$–	$222,899
Derivative assets	2,726	–	187	2,539

Liabilities:
Derivative liabilities	$753	$–	$–	$753

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$2,539	$(753)
Net (losses) gains included in earnings	(969)	737	(606)
Net change in other comprehensive income (1)	2,269	–	–
Impact from settlements	(4,070)	–	–
Balance, March 31, 2015	$220,129	$3,276	$(1,359)

(1)	This amount includes $2.8 million of unrealized net holding gains arising during the period, offset by the reversal of $0.5 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the three months ended March 31, 2015.

(in thousands)	Net gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships (“LTPP”)	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at March 31 2015	$–	$(969)	$131
Additional realized gains recognized	583	–	933
Total gains (losses) reported in earnings	$583	$(969)	$1,064

(1)	Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014.

(in thousands)	Bonds Available-for- sale	Derivative Liabilities
Balance, January 1, 2014	$195,332	$(626)
Net losses included in earnings	(948)	(27)
Net change in other comprehensive income (1)	4,906	–
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)	–
Impact from settlements	(3,349)	–
Balance, March 31, 2014	$184,883	$(653)

(1)	This amount represents $4.9 million of unrealized net holding gains arising during the period.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the three months ended March 31, 2014.

(in thousands)	Equity in losses from LTPPs	Net losses on derivatives (1)
Change in unrealized losses related to assets and liabilities still held at March 31, 2014	$(948)	$(27)
Additional realized losses recognized	–	(78)
Total losses reported in earnings	$(948)	$(105)

(1)	Amounts are reflected through “Net gains (losses) on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.1% and 6.3% at March 31, 2015 and December 31, 2014, respectively, for performing bonds still held in the portfolio at March 31, 2015. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate was 7.8% and 7.9% at March 31, 2015 and December 31, 2014, respectively, for the bonds remaining in our portfolio at March 31, 2015. The weighted average capitalization rate was 6.7% and 6.8% at March 31, 2015 and December 31, 2014, respectively, for the bonds remaining in our portfolio at March 31, 2015. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.

The discount rates and capitalization rates discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

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

Non-recurring Valuations

At March 31, 2015 and December 31, 2014, the Company had no assets that were measured at fair value on a non-recurring basis.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$781	$13,209	$864

Through the indemnification contracts outlined in the table above, the Company guarantees the investor yields on certain third party LIHTC Funds and property performance on certain third party LTPPs. The Company made no cash payments related to these indemnification agreements for the three months ended March 31, 2015 and 2014. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with certain consolidated LIHTC Funds. See Note 15, “Consolidated Funds and Ventures” for information on these guarantees.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at March 31, 2015 and December 31, 2014. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

	March 31, 2015
(in thousands)	Restricted Cash	Bonds Available- for-sale	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt and derivatives – total return swaps	$14,224	$168,274	$25,000	$–	$207,498
Other (1)	14,993	–	–	126	15,119
CFVs (2)	23,876	–	–	10,577	34,453
Total	$53,093	$168,274	$25,000	$10,703	$257,070

	December 31, 2014
(in thousands)	Restricted Cash	Bonds Available- for-sale	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt and derivatives – total return swaps	$11,010	$144,611	$31,371	$–	$186,992
Other (1)	14,993	–	–	161	15,154
CFVs (2)	24,186	–	–	11,128	35,314
Total	$50,189	144,611	31,371	11,289	237,460

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by consolidated LIHTC Funds.

Note 11—Commitments and Contingencies

Operating Leases

As of March 31, 2015, the Company had three non-cancelable operating leases that expire between 2016 and 2018. These leases require the Company to pay property taxes, maintenance and other costs. The Company recognized net rental expense of $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the future minimum rental commitments on the three non-cancelable operating leases at
March 31, 2015:

(in thousands)
2015	$325
2016	107
2017	75
2018	34
2019	–
Total minimum future rental commitments	$541

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at March 31, 2015. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative cases have voluntarily dismissed their case outright.

The parties have engaged in settlement discussions leading to a settlement agreement. On April 20, 2015, the parties submitted the agreement and related documents to the United States District Court for the Districted of Maryland for approval. The agreement provides for payments to the class of up to $676,820 and attorneys’ fees of up to $150,000 for the plaintiffs’ counsel. The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, thus the final settlement amount to the class could be less than the amount stated above. Similarly, the court must approve the plaintiffs’ counsel’s attorneys’ fees, thus the final amount could be less than stated.

The Company does not expect to directly incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by the insurance company. As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
(in thousands)	2015	2014
Net loss from continuing operations	$(393)	$(1,023)
Net income from discontinued operations	72	14,629
Net (loss) income to common shareholders	$(321)	$13,606

Basic weighted-average shares (1)	7,213	8,041
Common stock equivalents (2) (3) (4)	–	–
Diluted weighted-average shares	7,213	8,041

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At March 31, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 297,780. In addition, 31,250 unvested employee deferred shares had a potential dilutive share impact of 10,417 for the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(3)	At March 31, 2014, 410,000 stock options were in the money and had a potential dilutive share impact of 270,626 for the three months ended March 31, 2014. In addition, 41,667 unvested employee deferred shares had a potential dilutive share impact of 20,833 for the three months ended March 31, 2014. For the three months ended March 31, 2014, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(4)	For the three months ended March 31, 2015, the average number of options excluded from the calculations of diluted earnings per share was 60,211, because of their anti-dilutive effect (i.e. these stock options were not in the money). For the three months ended March 31, 2014, the average number of options excluded from the calculations of diluted earnings per share was 60,211 because of their anti-dilutive effect (i.e. these stock options were not in the money).

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split. All share and per share information has been adjusted to reflect the reverse stock split.

As of March 31, 2015, our Board had authorized total stock repurchases of up to 2.05 million shares. Between April 1, 2015 and May 7, 2015, the Company repurchased 225,104 shares at an average price of $10.00. As of May 7, 2015, the Company had repurchased 1.6 million shares at an average price of $8.42 since the plan’s inception. At its May 7, 2015 meeting, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $12.76 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights will not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, should a new investor acquire greater than a 4.9% stake in the Company, all existing shareholders other than the new 4.9% holder will be provided the opportunity to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

Noncontrolling Interests

The following table summarizes the noncontrolling interests at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
CFVs (LIHTC Funds)	$215,807	$230,111
IHS	(397)	(397)
Total	$215,410	$229,714

LIHTC Funds

At March 31, 2015 and December 31, 2014, the noncontrolling interest holders were comprised of the limited partners as well as the GP in 11 guaranteed LIHTC Funds. The decline in the noncontrolling interest balance was primarily a result of a $12.2 million reduction in the LIHTC Funds’ investment balance due to net operating losses and impairment charges that were recognized during the three months ended March 31, 2015.

IHS

At March 31, 2015 and December 31, 2014, 3.7% of IHS was held by a third party.

AOCI Allocable to Common Shareholders

The following table summarizes the net change in AOCI allocable to common shareholders for the three months ended March 31, 2015.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, January 1, 2015	$57,234	$(150)	$(632)	$56,452
Unrealized net gains (losses)	2,740	–	(132)	2,608
Reversal of unrealized gains on redeemed bonds	(471)	–	–	(471)
Income tax expense	–	(211)	–	(211)
Net change in other comprehensive income	2,269	(211)	(132)	1,926
Balance, March 31, 2015	$59,503	$(361)	$(764)	$58,378

The following table summarizes the net change in AOCI allocable to common shareholders for the three months ended March 31, 2014.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, January 1, 2014	$36,868	$–	$(209)	$36,659
Unrealized net gains	4,906	–	2	4,908
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	(2,003)	–	–	(2,003)
Income tax expense	–	(129)	–	(129)
Net change in other comprehensive income	2,903	(129)	2	2,776
Balance, March 31, 2014	$39,771	$(129)	$(207)	$39,435

Note 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”). All share and per share information has been adjusted to reflect the one-for-five reverse stock split to shareholders on September 29, 2014.

Total compensation expense recorded for these Plans was as follows for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Employees’ Stock-Based Compensation Plans	$299	$942
Non-employee Directors’ Stock-Based Compensation Plans	74	75
Total	$373	$1,017

Employees’ Stock-Based Compensation Plans

As of March 31, 2015, there were 374,187 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The non-shareholder approved Plans are currently restricted to the issuance of only stock options. As a result, of the 374,187 shares available under the plans, only 10,047 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based), using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.” Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2014	416	$3.52	7.3	$1,644	$1,785
Forfeited/Expired in 2014	–
Outstanding at December 31, 2014	416	3.52	6.3	3,196	3,281
Forfeited/Expired in 2015	–
Outstanding at March 31, 2015	416	3.52	6.1	3,458	3,536

Number of options that were exercisable at:
December 31, 2014	325	4.00	6.1
March 31, 2015	362	3.77	6.0

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 415,615; 412,100; and 378,173; at March 31, 2015, December 31, 2014 and January 1, 2014, respectively.

The value of employee options increased by $0.3 million during the three months ended March 31, 2015 and was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at March 31, 2015 have both time and price vesting requirements, with a portion of the shares vesting over the next 12 months. Also, a portion of the shares vest if over a 30-day period, the average share price is at least $10.00. The remaining shares vest if that average share price is at least $12.50.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2015	42	$4.40	$336
Granted in 2015	–
Issued in 2015	11	4.40
Balance, March 31, 2015	31	4.40	276

The Company recognized $44,630 of additional compensation expense related to employee deferred shares during the three months ended March 31, 2015, mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 434,123 were available to be issued at March 31, 2015. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On March 12, 2015, the Board adopted the amendment to the Non-employee Director’s Stock-based Compensation Plans providing directors to be paid $60,000 per year, an increase from $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants. In addition, the Chairman now receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2015 and 2014. The directors are fully vested in the deferred shares at the grant date.

	Cash	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
March 31, 2015	$36,875	1,912	1,978	$9.48	–	$73,750
March 31, 2014	37,500	3,776	1,888	6.62	–	75,000

Note 14—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  During the first quarter of 2014, the Company completed two real estate sales that were treated as discontinued operations prior to the Company’s early adoption of ASU 2014-08 during April 2014. The discontinued operations activity reported during the first quarter of 2015 relates to operations that were disposed of prior to the Company’s adoption of ASU 2014-08.

	For the three months ended March 31,
(in thousands)	2015	2014
Income from CFVs (primarily rental income)	$–	$279
Income from REO operations	–	302
Expenses from CFVs (primarily operating expenses)	–	(244)
Expenses from REO operations	–	(451)
Other income	83	83
Other expense	(5)	(28)
Income tax expense	(6)	(504)
Net income (loss) before disposal activity	72	(563)
Disposal:
Net gains related to REO	–	15,037
Net gains related to CFVs	–	5
Net income from discontinued operations	72	14,479
Loss from discontinued operations allocable to noncontrolling interests	–	150
Net income to common shareholders from discontinued operations	$72	$14,629

Note 15—CONSOLIDATED FUNDS AND VENTURES

As previously discussed in our 2014 Form 10-K, the Company no longer consolidates SAWHF or the non-profit entity and its LTPPs as of December 31, 2014. As of December 31, 2014, CFVs was comprised of only LIHTC Funds.

LIHTC Funds

The Company guarantees the investor yield for each of these 11 LIHTC Funds. At March 31, 2015 and December 31, 2014, the Company’s maximum exposure under these guarantees was estimated to be approximately $558.9 million; however, the Company does not anticipate any losses under these guarantees.

The LIHTC Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting.

Asset Summary:

The following section provides more information related to the assets of the consolidated LIHTC Funds at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Cash, cash equivalents and restricted cash	$23,876	$24,186
Investments in Lower Tier Property Partnerships	219,007	231,204
Other assets	10,577	11,128
Total assets of consolidated LIHTC Funds	$253,460	$266,518

All of the assets of the consolidated LIHTC Funds are restricted for use by the specific owner entity and are not available for the Company’s general use.

LIHTC Funds’ Investments in Lower Tier Property Partnerships

The LIHTC Funds’ limited partner investments in LTPPs are accounted for under the equity method because the third party GPs in the LTPPs are deemed to be the primary beneficiary. The following table provides the assets and liabilities of the LTPPs at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
LIHTC Funds’ investment in Lower Tier Property Partnerships	$219,007	$231,204
Total assets of Lower Tier Property Partnerships (1)	$1,261,665	$1,273,903
Total liabilities of Lower Tier Property Partnerships (1)	1,039,414	1,035,695

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying LTPPs relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds that represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s reported bonds secured by properties owned by the LTPPs at March 31, 2015 and December 31, 2014, was $120.4 million and $118.9 million, respectively.

Liability Summary:

The following section provides more information related to the liabilities of the consolidated LIHTC Funds at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Debt (1)	$6,712	$6,712
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	9,597	9,597
Other liabilities (2)	32,747	31,831
Total liabilities of consolidated LIHTC Funds	$49,056	$48,140

(1)	At March 31, 2014 and December 31, 2014, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

(2)	Represents asset management fee obligations of the LIHTC Funds.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
(in thousands)	2015	2014
Revenue:
Rental and other income from real estate	$–	$3,624
Interest and other income	67	1,426
Total revenue from CFVs	67	5,050

Expenses:
Depreciation and amortization	552	2,218
Interest expense	88	1,069
Other operating expenses	1,139	2,952
Foreign currency loss	–	410
Asset impairments	7,537	5,000
Total expenses from CFVs	9,316	11,649

Net gains (losses) related to CFVs:
Investment gains	–	4,867
Derivative losses	–	(58)
Equity in losses from Lower Tier Property Partnerships of CFVs	(5,693)	(7,428)
Net loss	(14,942)	(9,218)
Net losses allocable to noncontrolling interests in CFVs (1)	14,304	9,853
Net (loss) income allocable to the common shareholders related to CFVs	$(638)	$635

(1)	Excludes $56,322 of net loss allocable to the minority interest holder in IHS for the three months ended March 31, 2014. These amounts are excluded from this presentation because IHS related activity is not included within CFV income statement activity above. There were no losses allocable to the minority interest holder in IHS for the three months ended March 31, 2015.

The details of Net (loss) income allocable to the common shareholders related to CFVs for the three months ended March 31, 2015 and 2014 are as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Asset management fees	$–	$841
Interest income	–	343
Guarantee fees	331	331
Equity in losses from Lower Tier Property Partnerships	(969)	(949)
Equity in income from SAWHF	–	128
Other expense	–	(59)
Net (loss) income allocable to the common shareholders related to CFVs	$(638)	$635

Note 16—segment Information

Beginning in 2015, the Company operated through three reportable segments: U.S. Operations, International Operations and Corporate Operations. We have revised the presentation for the three months ended March 31, 2014 based on these segments, which had no impact on Net income (loss) to common shareholders.

	For the three months ended March 31, 2015
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$4,041		$19	$13	$–		$–		$4,073
Total interest expense	(329)		–	(145)	–		–		(474)
Net interest income	3,712		19	(132)	–		–		3,599

Total fee and other income	2,054		1,230	488	–		(331	) (1)	3,441
Revenue from CFVs	–		–	–	67		–		67
Total non-interest revenue	2,054		1,230	488	67		(331)		3,508
Total revenues, net of interest expense	5,766		1,249	356	67		(331)		7,107

Operating and other expenses:
Interest expense	(515)		(29)	(2,652)	–		–		(3,196)
Operating expenses	(1,612)		(2,082)	(1,585)	–		–		(5,279)
Other expenses, net	(258)		254	(103)	–		–		(107)
Expenses from CFVs	–		–	–	(9,647)		331	(1)	(9,316)
Total operating and other expenses	(2,385)		(1,857)	(4,340)	(9,647)		331		(17,898)
Net gains on assets, derivatives and extinguishment of liabilities	1,568		–	–	–		–		1,568
Equity in (losses) income from unconsolidated funds and ventures	(9)		82	–	–		–		73
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(969	) (2)	–	–	(4,724	) (2)	–		(5,693)
Income (loss) from continuing operations before income taxes	3,971		(526)	(3,984)	(14,304)		–		(14,843)
Income tax benefit	–		–	146	–		–		146
Income (loss) from discontinued operations, net of tax	78		–	(6)	–		–		72
Net income (loss)	4,049		(526)	(3,844)	(14,304)		–		(14,625)
Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	–		–	–	14,304		–		14,304
Net income (loss) to common shareholders	$4,049		$(526)	$(3,844)	$–		$–		$(321)

(1)	Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during the first quarter of 2015 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, are included in total fee and other income for U.S. Operations.

(2)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the LTTPs in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $1.0 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended March 31, 2014
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$5,638		$10	$–	$–		$(343	) (1)	$5,305
Total interest expense	(1,016)		–	(187)	–		–		(1,203)
Net interest income	4,622		10	(187)	–		(343)		4,102

Total fee and other income	2,246		1,046	30	–		(1,172	) (2)	2,150
Revenue from CFVs	–		–	–	5,050		–		5,050
Total non-interest revenue	2,246		1,046	30	5,050		(1,172)		7,200
Total revenues, net of interest expense	6,868		1,056	(157)	5,050		(1,515)		11,302

Operating and other expenses:
Interest expense	(805)		(37)	(2,731)	–		–		(3,573)
Operating expenses	(1,891)		(1,705)	(2,078)	–		–		(5,674)
Other expenses	(732)		(33)	(95)	–		59	(3)	(801)
Expenses from CFVs	–		–	–	(13,233)		1,584	(5)	(11,649)
Total operating and other expenses	(3,428)		(1,775)	(4,904)	(13,233)		1,643		(21,697)
Net losses on assets, derivatives and extinguishment of liabilities	(365)		–	–	–		–		(365)
Net gains transferred into net income from AOCI due to real estate foreclosure	2,003		–	–	–		–		2,003
Equity in losses from unconsolidated funds and ventures	(62)		(48)	–	–		–		(110)
Net gains related to CFVs	–		–	–	4,809		–		4,809
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(949	) (6)	128	–	(6,479	) (6)	(128	) (4)	(7,428)
Income (loss) from continuing operations before income taxes	4,067		(639)	(5,061)	(9,853)		–		(11,486)
Income tax benefit	–		–	554	–		–		554
Income (loss) from discontinued operations, net of tax	15,133		–	(504)	(150)		–		14,479
Net income (loss)	19,200		(639)	(5,011)	(10,003)		–		3,547
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	–		56	–	9,853		–		9,909
Related to discontinued operations	–		–	–	150		–		150
Net income (loss) to common shareholders	$19,200		$(583)	$(5,011)	$–		$–		$13,606

(1)	Represents interest on bonds that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million is reflected in total interest income for the U.S. Operations.

(2)	This amount includes $0.7 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million is reflected in total fee and other income for International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both are included in total fee and other income for U.S. Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses are reflected as additional other expenses for U.S. Operations.

(4)	Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s first quarter of 2014 net income) which is recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million is reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”) because of bonds held by the Company associated with the LTPPs in situations where the carrying amount of the limited partnership investment had reached zero. For purposes of the table above, the Company recognized $0.9 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The total assets by segment at March 31, 2015 and December 31, 2014 are presented in the table below:

(in thousands)	March 31, 2015	December 31, 2014
ASSETS
U.S. Operations	$363,641	$362,991
Corporate Operations	30,066	28,981
International Operations	10,383	10,645
Total segment assets	404,090	402,617
Other adjustments	(389)	(389)
Assets of CFVs	253,460	266,518
Total MMA consolidated assets	$657,161	$668,746

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company uses its experience and expertise to partner with institutional capital to create attractive and impactful alternative investment opportunities, to manage them well and to report on them effectively. Beginning in 2015, the Company operated through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations consists of three business lines: Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTC”) and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the U.S. This business line manages the vast majority of the Company’s bonds and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes community development district (“CDD”) bonds and other real estate related bond investments.

Our LIHTC business consists primarily of secured loan receivables from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM in 2019.

The Other Investments and Obligations business line includes legacy assets and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy capital business that operates as MMA Energy Capital, LLC.

International Operations

We manage our International Operations through International Housing Solutions S.à r.l. (“IHS”). IHS’s strategy is to raise, invest in and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing including green housing projects within South Africa and Sub-Saharan Africa. At March 31, 2015, we had a 96% interest in IHS and on May 1, 2015, increased our ownership interest to 100%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Financial Results

As outlined on the balance sheet summary (Table 1) below, common shareholders’ equity increased $1.0 million during the first quarter of 2015 to $92.5 million, representing a diluted equity per share of $12.76. As outlined on Table 2, the change in common shareholders’ equity for the first quarter of 2015 included $1.9 million of other comprehensive income largely due to unrealized gains recognized on the bond portfolio, partially offset by a $0.3 million net loss (reported through the income statement) as well as $0.6 million of declines in equity largely due to common share repurchases during the quarter.

Balance Sheet Summary – Table 1

The table below summarizes the change in our balance sheet at March 31, 2015 from December 31, 2014.

	(in thousands)	March 31, 2015 (Unaudited)	December 31, 2014	Change
	Assets
1	Cash and cash equivalents	$30,283	$29,619	$664
2	Restricted cash (without CFVs) (1)	29,217	26,003	3,214
3	Bonds available-for-sale	220,129	222,899	(2,770)
4	Real estate related investments (2)	51,127	51,091	36
5	Investment in preferred stock	31,371	31,371	-
6	Other assets (without CFVs) (3)	41,574	41,245	329
7	Assets of CFVs (4)	253,460	266,518	(13,058)
8	Total assets	$657,161	$668,746	$(11,585)

	Liabilities and Noncontrolling Equity
9	Debt (without CFVs)	$286,596	$283,831	$2,765
10	Accounts payable and accrued expenses	3,416	5,538	(2,122)
11	Other liabilities (without CFVs) (4)	10,180	10,039	141
12	Liabilities of CFVs	49,056	48,140	916
13	Non-controlling equity related to CFVs (5)	215,807	230,111	(14,304)
14	Non-controlling equity related to IHS (6)	(397)	(397)	-
15	Total liabilities and non-controlling equity	$564,658	$577,262	(12,604)

16	Common Shareholders’ Equity	$92,503	$91,484	$1,019

17	Common shares outstanding	7,184	7,228	(44)
18	Common shareholders’ equity per common share	$12.88	$12.66	$0.22

19	Diluted common shareholders’ equity	$95,624	$94,448	$1,176
20	Diluted common share outstanding	7,496	7,547	(51)
21	Diluted common shareholders’ equity per common share	$12.76	$12.51	$0.25

(1)	Consolidated Funds and Ventures (“CFVs”).

(2)	Includes real estate held-for use and real estate held-for-sale reported on the Company’s Consolidated Balance Sheets. This also includes $22.6 million and $22.5 million at March 31, 2015 and December 31, 2014, respectively, of investments in real estate partnerships reported in Other assets on the Company’s Consolidated Balance Sheets.

(3)	Excludes $22.6 million and $22.5 million of investments in real estate partnerships reported through Other assets on the Company’s Consolidated Balance Sheets.

(4)	Assets of CFVs exclude $11.4 million and $11.7 million as of March 31, 2015 and December 31, 2014, respectively, of net assets; and other liabilities of MMA excludes $11.4 million and $11.7 million as of March 31, 2015 and December 31, 2014, respectively, of net liabilities. These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

(5)	Represents the amount of equity attributable to noncontrolling interest holders in the CFVs and reported through Noncontrolling interests in CFVs and IHS on the Company’s Consolidated Balance Sheets.

(6)	Represents the deficit equity balance attributable to the noncontrolling interest holder in IHS reported through Noncontrolling interests in CFVs and IHS on the Company’s Consolidated Balance Sheets.

Common Shareholders’ Equity – Table 2

The table below summarizes the changes in common shareholders’ equity for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Net (loss) income to common shareholders (see Table 3)	$(321)	$13,606	$(13,927)
2	Other comprehensive income allocable to common shareholders (see Table 4)	1,926	2,776	(850)
3	Other changes in common shareholders’ equity (see Table 5)	(586)	(990)	404
4	Net increase to common shareholders’ equity	$1,019	$15,392	$(14,373)

Net Income to Common Shareholders – Table 3

The table below summarizes the common shareholders’ net (loss) income performance for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Net interest income (see Table 6)	$3,599	$4,102	$(503)
2	Fee and other income (see Table 7)	3,441	2,150	1,291
	Operating and other expenses:
3	Other interest expense (see Table 8)	(3,196)	(3,573)	377
4	Operating expenses (see Table 9)	(5,386)	(6,475)	1,089
5	Net gains (losses) on assets and derivatives (see Table 10)	1,568	(365)	1,933
6	Net gains transferred into net income from accumulated other comprehensive income (“AOCI”) due to real estate foreclosure (see Table 4)	-	2,003	(2,003)
7	Equity in income (losses) from unconsolidated funds and ventures	73	(110)	183
8	Net (loss) income allocated to common shareholders related to CFVs (see Table 11)	(638)	635	(1,273)
9	Net expenses allocated to IHS minority interest holder (see Table 11)	-	56	(56)
10	Net loss to common shareholders from continuing operations before income taxes	(539)	(1,577)	1,038
11	Income tax benefit	146	554	(408)
12	Net income to common shareholders from discontinued operations, net of tax	72	14,629	(14,557)
13	Net (loss) income to common shareholders	$(321)	$13,606	$(13,927)

Other Comprehensive Income Allocable to Common Shareholders – Table 4

The table below summarizes the common shareholders’ other comprehensive income for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
	Bond related activity:
1	Increase in bond values due to market conditions	$1,771	$3,957	$(2,186)
2	Increase in bond values due to equity in losses from Lower Tier Property Partnerships (“LTPP”) (see Table 11)	969	949	20
3	Reversal of net unrealized gains on sold bonds	(471)	-	(471)
4	Reversal of unrealized gains from AOCI to Net Income due to foreclosure (see Table 3)	-	(2,003)	2,003
5	Other comprehensive income related to bond related activity	2,269	2,903	(634)
6	Income tax expense	(211)	(129)	(82)
7	Foreign currency translation adjustment	(132)	2	(134)
8	Other comprehensive income allocable to common shareholders	$1,926	$2,776	$(850)

During the three months ended March 31, 2015, we recorded net unrealized gains of $1.8 million on our bond portfolio (line 1 above). The majority of the unrealized gains recorded during the first quarter of 2015 were due to declines in market yields on our performing bonds and declines in the discount and capitalization rates on certain non-performing and collateral dependent performing bonds.  We also recognized unrealized gains as a result of improvements in the underlying credit and improvements in property operations that increased future expected cash flows in certain non-performing and collateral dependent performing bonds.

The bonds that were financed through total return swaps (“TRS”) and accounted for as derivatives had net unrealized gains of $0.2 million for the three months ended March 31, 2015.  These unrealized gains were driven by a decline in market yields and were reported as unrealized gains on derivatives and are reported through Table 3, line 5.

Other Changes in Common Shareholders’ Equity – Table 5

The table below summarizes other changes in common shareholders’ equity for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Common share repurchases	$(568)	$(869)	$301
2	Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(159)	(270)	111
3	Director and employee share awards	141	149	(8)
4	Other changes in common shareholders’ equity	$(586)	$(990)	$404

During the three months ended March 31, 2015, the Company repurchased 58,332 shares at an average price of $9.73 resulting in a reduction to common shareholders’ equity of $0.6 million, but causing our equity per common share outstanding to increase by $0.03 during the first quarter.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net interest income – Table 6

The following table summarizes our net interest income for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
	Interest income:
1	Interest on bonds	$3,332	$5,160	$(1,828)
2	Interest on loans and short-term investments	741	145	596
3	Total interest income	4,073	5,305	(1,232)
	Asset related interest expense:
4	Total return swaps, bond related	(326)	(1,005)	679
5	Notes payable and other debt, non-bond related	(148)	(198)	50
6	Total interest expense	(474)	(1,203)	729
7	Net interest income	$3,599	$4,102	$(503)

Interest income on bonds decreased $1.8 million. During the first quarter of 2014, as a result of a bond restructuring, we collected $1.2 million of delinquent interest which was not repeated during the first quarter of 2015. Also, because this restructured bond was on non-accrual during the first quarter of 2014 and it is a bond that pays semi-annually, we recorded six months of interest collections; however, this bond was on accrual during the first quarter of 2015 and therefore recognized only three months of interest earnings causing interest income to decline by $0.6 million quarter over quarter.

Interest on loans and short-term investments increased by $0.6 million mainly due to interest recognized on loans we made to MGM during the fourth quarter of 2014.

Asset related interest expense decreased by $0.7 million primarily due to $30.3 million of bond financings, with a 7.8% weighted average effective interest rate, that were terminated during the second quarter of 2014.

Fee and Other Income – Table 7

The following table summarizes our fee and other income for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Income on preferred stock investment	$1,297	$1,297	$-
2	Asset management fees from IHS funds and ventures	1,230	401	829
3	Other income	914	452	462
4	Fee and other income	$3,441	$2,150	$1,291

Fee and other income increased by $1.3 million mainly due to a $0.8 million increase in asset management fees from IHS funds and ventures. The majority of this increase was due to $0.6 million of SAWHF asset management fees that were reported through Fee and other income during the first quarter of 2015; however, because SAWHF was previously consolidated, asset management fees of $0.6 million for the first quarter of 2014 were reported as an allocation of income (see Table 11, line 8).

Other income on Table 7, line 3 above, increased mainly due to the $0.5 million of litigation reserve that was released during the first quarter of 2015. See “Notes to Consolidated Financial Statements – Note 11, Commitments and Contingencies” for more information.

Other interest expense – Table 8

The following table summarizes our other interest expense for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Subordinate debentures	$(2,652)	$(2,542)	$(110)
2	Notes payable and other debt	(544)	(1,031)	487
3	Other interest expense	$(3,196)	$(3,573)	$377

The $0.4 million decline of other interest expense (which represents interest expense associated with debt which does not finance interest-bearing assets) was mainly driven by the payoff of certain notes payable and other debt in the third and fourth quarters of 2014.

Operating Expenses – Table 9

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Salaries and benefits	$(3,272)	$(3,329)	$57
2	General and administrative	(863)	(963)	100
3	Professional fees	(1,144)	(1,382)	238
4	Other expenses	(107)	(801)	694
5	Operating expenses	$(5,386)	$(6,475)	$1,089

Other expenses primarily include asset management costs, asset workout expenses, depreciation and amortization and costs related to our ownership of real estate. Other expenses decreased $0.7 million mainly due to a decline in asset management costs as well as foreign currency gains recognized in the first quarter of 2015.

Net Gains (Losses) on Assets and Derivatives – Table 10

The following table summarizes our net gains (losses) on assets and derivatives for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Net gains on bonds	$583	$-	$583
2	Net losses on loans	-	(9)	9
3	Net gains (losses) on derivatives	985	(356)	1,341
4	Net gains (losses) on assets and derivatives	$1,568	$(365)	$1,933

Net gains on bonds were $0.6 million for the first quarter of 2015. During the first quarter of 2015, we sold a bond interest for $0.6 million that resulted in a corresponding gain on sale of which $0.5 million was due to unrealized gains previously recognized in AOCI that were transferred into net income at the time of sale.

Net gains (losses) on derivatives increased by $1.3 million. The details of Net gains (losses) on derivatives (line 3 above) for the three months ended March 31, 2015 and 2014 are as follows:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
5	Interest income on bond related TRS	$1,326	$-	$1,326
6	Interest expense on bond related TRS	(315)	-	(315)
7	Other (primarily represents change in derivative values)	(26)	(356)	330
8	Net gains (losses) on derivatives	$985	$(356)	$1,341

Net gains on derivatives were $1.0 million for the three months ended March 31, 2015 as compared to net losses of $0.4 million for the three months ended March 31, 2014, largely due to net interest received on bond related TRSs entered into during the second quarter of 2014 that are treated as derivatives for accounting purposes.

Net (Loss) Income Allocated to Common Shareholders Related to CFVs – Table 11

The table below summarizes the allocable net (loss) income related to funds and ventures that were consolidated for the three months ended March 31, 2015 and 2014:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
1	Revenue from CFVs	$67	$5,050	$(4,983)
2	Expense from CFVs	(9,316)	(11,649)	2,333
3	Net gains from CFVs	-	4,809	(4,809)
4	Equity in losses from LTTP of CFVs	(5,693)	(7,428)	1,735
5	Net loss from CFVs	(14,942)	(9,218)	(5,724)
6	Net losses from CFVs allocable to noncontrolling interests in CFVs and IHS (1)	14,304	9,853	4,451
7	Net (loss) income from CFVs allocated to the common shareholders	$(638)	$635	$(1,273)

(1)	Excludes $56,322 of net loss allocable to the minority interest holder in IHS for the three months ended March 31, 2014. These amounts are excluded from this presentation because IHS related activity is not included within lines 1 through 5 above. There were no losses allocable to the minority interest holder in IHS for the three months ended March 31, 2015.

The majority of the change quarter over quarter is due to the Company no longer consolidating SAWHF and the non-profit entity and its Consolidated LTPPs as of December 31, 2014.

The details of Net (loss) income from CFVs allocated to the common shareholders for the three months ended March 31, 2015 and 2014 are as follows:

		For the three months ended March 31,		Change
	(in thousands)	2015	2014
8	Guarantee fees	$331	$331	$-
9	Equity losses from Lower Tier Property Partnerships	(969)	(949)	(20)
10	Asset management fees	-	841	(841)
11	Interest income	-	343	(343)
12	Equity in income from SAWHF	-	128	(128)
13	Other expenses	-	(59)	59
14	Net (loss) income from CFVs allocable to common shareholders	$(638)	$635	$(1,273)

Guarantee fees associated with the guaranteed LIHTC Funds that we continue to consolidate represent revenue recognized from fees collected at fund formation. As of March 31, 2015, we had $11.8 million of deferred guarantee fees.

Equity in losses from Lower Tier Property Partnerships are losses from certain LTTPs that are allocated to MMA’s bond interest in the Lower Tier Property Partnerships. To the extent MMA has a bond interest in the Lower Tier Property Partnership and the consolidated LIHTC Funds’ equity interest in the Lower Tier Property Partnership has no remaining book basis, MMA is required to pick up the limited partners’ share of losses from the Lower Tier Property Partnership. Because we carry our bonds at fair value, these losses are equally offset by an increase to unrealized bond value recorded through AOCI having no impact on overall common shareholders’ equity (see Table 4, line 2).

Asset management fees recognized during the first quarter of 2014 are primarily related to IHS’s management of SAWHF ($0.6 million). The fees earned from SAWHF for the first quarter of 2015 of $0.6 million are reported through asset management fees on Table 7, line 5, and are not recognized as an allocation of income because SAWHF is no longer consolidated as of December 31, 2014. The remaining asset management fees recognized during the first quarter of 2014 related to the management of certain LIHTC funds and those asset management rights were sold during the fourth quarter of 2014.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from financing activities. At March 31, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $30.3 million and $29.6 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

For the periods presented, we consolidated certain funds and ventures even though we had no or nominal equity interest in these entities, and we therefore reflected the cash flow activities for those funds and ventures as part of our consolidated statements of cash flow. As reflected on our consolidated balance sheets, the cash held by these CFVs was reported in “Restricted cash,” rather than as cash and cash equivalents because the Company does not have legal title to this cash. Therefore, the net increase to cash and cash equivalents is representative of the change only to MMA’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MMA and the CFVs. The tables below provide the cash activity related to both MMA and the CFVs.

	For the three months ended March 31, 2015
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$29,619	$–	$29,619
Net cash (used in) provided by:
Operating activities	(2,088)	443	(1,645)
Investing activities	(1,354)	(443)	(1,797)
Financing activities	4,106	–	4,106
Net increase in cash and cash equivalents	664	–	664
Cash and cash equivalents at end of period	$30,283	$–	$30,283

	For the three months ended March 31, 2014
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794	$–	$66,794
Net cash (used in) provided by:
Operating activities	(4,070)	941	(3,129)
Investing activities	39,340	(845)	38,495
Financing activities	(4,475)	(96)	(4,571)
Net increase in cash and cash equivalents	30,795	–	30,795
Cash and cash equivalents at end of period	$97,589	$–	$97,589

Operating activities

Cash flows used in operations for MMA were as follows for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014	Change
Interest income	$5,052	$4,252	$800
Preferred stock dividends received	1,326	1,326	–
IHS asset management fees received	206	718	(512)
Other income	168	418	(250)
Interest paid	(1,844)	(3,256)	1,412
Salaries and benefits	(4,979)	(3,299)	(1,680)
General and administrative	(774)	(1,219)	445
Professional fees	(1,062)	(1,510)	448
Other expenses	(404)	(1,542)	1,138
Other	223	42	181
Net cash used in operating activities	$(2,088)	$(4,070)	$1,982

Cash flows used in operating activities were $2.0 million lower during the first quarter 2015 as compared to first quarter 2014.

Interest paid decreased by $1.4 million as a result of significant debt pay downs during 2014. Other expenses declined by $1.1 million, mainly due to premiums paid in 2014 to purchase an interest rate cap which was not repeated in 2015. Interest income increased by $0.8 million primarily from bond related TRS agreements entered into during the second quarter of 2014. Additionally, we generated more cash from miscellaneous other income and we spent less on general and administrative expenses and less on professional fees. These positive impacts to operating cash flows were partially offset by a $1.7 million increase in salaries and benefits. In addition, we had a $0.5 million reduction in IHS asset management fees received primarily due to timing of payments.

Investing activities

Cash flows (used in) provided by investing activities for MMA were as follows for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014	Change
Principal payments and sales proceeds received on bonds and loans	$1,369	$907	$462
Investments in property partnerships and real estate	(436)	(170)	(266)
Proceeds from the sale of real estate and other investments	3	37,700	(37,697)
(Increase) decrease in restricted cash	(2,303)	903	(3,206)
Capital distributions received from investments in partnerships	13	–	13
Net cash (used in) provided by investing activities	$(1,354)	$39,340	$40,694

During the first quarter of 2015, we used $1.4 million of cash in investing activities whereas during the first quarter of 2014 we generated cash of $39.3 million.

The decrease in cash provided by investing activities was primarily the result of proceeds that were received during the first quarter of 2014 from the sale of real estate in the amount of $37.7 million and an increase in restricted cash of $3.2 million during the first quarter of 2015. Restricted cash increased by $3.2 million during first quarter of 2015, primarily due to cash pledged as collateral related to a new TRS arrangement, partially offset by the release of cash pledged as collateral related to the termination of a $11.6 million TRS financing arrangement associated with our preferred stock investments.

Financing activities

Cash flows provided by (used in) financing activities for MMA were as follows for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014	Change
Proceeds from borrowing activity	$17,475	$–	$17,475
Repayment of borrowings	(12,714)	(3,666)	(9,048)
Purchase of treasury stock	(568)	(809)	241
Payment of debt issuance costs	(87)	–	(87)
Net cash provided by (used in) financing activities	$4,106	$(4,475)	$8,581

During the first quarter of 2015, we generated $4.1 million from financing activities whereas during the first quarter of 2014 we used cash of $4.5 million in financing activities.

The increase in cash provided by financing activities was primarily due to proceeds of $17.5 million generated from a TRS financing arrangement that was entered into during the first quarter of 2015, partially offset by a $9.0 million increase in repayment of borrowings (primarily a result of $11.6 million of cash used to terminate one of the TRS financings associated with our preferred stock investments during the first quarter of 2015).

Off-Balance Sheet Arrangements

In the fourth quarter of 2014, we made two loans to MGM, one of which provided financing for the sale of substantially all of our LIHTC asset management operations to MGM for $15.9 million and the other of which provided cash of $14.4 million to MGM. At the transaction date, we recorded a loan receivable for $14.4 million for the amount of cash provided to MGM. We did not record a loan receivable for the sales price of $15.9 million. We have a legal loan receivable for the sales price; however, because we retained the yield guarantee to the investors in the 11 guaranteed LIHTC funds, we were unable to achieve sale accounting.

At March 31, 2015, the Company had off-balance sheet loans receivable related to the seller financing of $15.9 million. Interest collected during the three months ended March 31, 2015 on the seller financing was $0.3 million and recorded as deferred gain.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at March 31, 2015. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	March 31, 2015	Weighted-Average Interest Rate at March 31, 2015
Asset Related Debt (1)
Notes payable and other debt – bond related	$101,245	1.4%
Notes payable and other debt – non-bond related:	5,457	9.9
Total asset related debt	106,702	1.8

Other Debt (1)
Subordinate debentures	149,653	7.2
Notes payable and other debt	30,241	4.3
Total other debt	179,894	6.7

Total asset related debt and other debt	286,596	4.9

Debt related to CFVs	6,712	5.3

Total debt	$293,308	4.9

(1)	Asset related debt is debt which finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations. Other debt is debt which does not finance interest-bearing assets. The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At March 31, 2015, this debt was comprised of TRS financing agreements on bonds available-for-sale. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Other Debt

Subordinate debt

At March 31, 2015, the Company had $140.4 million of subordinate debt (principal) with a carrying value of $149.6 million and a weighted average effective interest rate of 7.2%. The carrying value includes $12.0 million of net premiums as a result of effective interest rate adjustments that will amortize as a reduction to debt expense over the life of the debt, offset by $2.8 million of unamortized debt issuance costs that will amortize as an increase to debt expense over the remaining life of the debt.

A significant portion of this debt ($111.9 million of principal) was issued by MMA Financial Housing, Inc (“MFH”) through four tranches. The interest rate on one of MFH’s subordinated debt tranches reset from 75 bps to 3-month London Interbank Offer Rate (“LIBOR”) plus 330 bps on March 31, 2015 and the rates on the remaining three tranches reset from 75 bps to 3-month LIBOR plus 330 bps on May 1, 2015.

The Company continues to be actively engaged in discussions with the lenders to restructure this debt to include a reduction to the annual interest rate of 3-month LIBOR plus 330 bps and to require on-going principal amortization. See “Notes to Consolidated Financial Statements − Note 6, Debt” for more information.

Notes payable and other debt

This debt is mainly comprised of TRS financing arrangements on the Company’s preferred stock investments. During the first quarter of 2015, the Company repaid $11.6 million of this debt and $25.0 million was extended and now matures on March 31, 2016. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. This debt is non-amortizing and bears an interest rate of 3-month LIBOR plus 400 bps (4.3% at March 31, 2015) which resets quarterly.

See “Notes to Consolidated Financial Statements − Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

At March 31, 2015, the Company had $1.1 million of debt that had come due and remains payable; however, the Company has a forbearance agreement with the lender such that the lender is not pursuing any remedies. The forbearance agreement expires June 30, 2016. The Company is not in default under any of its other debt arrangements.

Guarantees

The following table summarizes guarantees at March 31, 2015:

	March 31, 2015
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$781

Through the indemnification contracts, we guaranty the investor yield on certain third party LIHTC Funds and property performance of certain LTTPs. We made no cash payments related to these indemnification agreements for the three months ended March 31, 2015. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

Our maximum exposure under the indemnification contracts represents the maximum loss we could incur under the guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees. We also have guarantees associated with certain consolidated LIHTC Funds. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

Debt Related to CFVs

At March 31, 2015, debt related to CFVs included a $6.7 million debt obligation of one of the consolidated LIHTC Funds. At March 31, 2015, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

Company Capital

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders.

As of March 31, 2015, our Board had authorized total stock repurchases of up to 2.05 million shares.  Between April 1, 2015 and May 7, 2015, we repurchased 225,104 shares at an average price of $10.00. As of May 7, 2015, the Company had repurchased 1.6 million shares at an average price of $8.42 since the plan’s inception. At its May 7, 2015 meeting, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company.  Effective at the filing of this Report and until modified by further action by the Board, that price is $12.76 per share.

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

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights will not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, should a new investor acquire greater than a 4.9% stake in the Company, all existing shareholders other than the new 4.9% holder will be provided the opportunity to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first. See Income Taxes section below for more information.

Bond Portfolio

The table below provides key metrics related to all of our bonds, including those bonds that are financed through TRSs that the Company accounted for as derivatives as of March 31, 2015. Because as an economic matter we have the same exposure across all bonds financed by TRSs regardless of whether those financings are accounted by the Company as secured borrowings or derivatives, the asset management of our bond portfolio includes the asset management of all of these bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 7, Derivatives Financial Instruments.”

(dollars in thousands)	Unpaid Principal Balance (“UPB”)		Fair Value		Wtd. Avg. Coupon		Wtd. Avg. Pay Rate (4)		Debt Service Coverage (5)		Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing	$176,605		$184,618		6.44%		6.44%		0.99	x	23	21
Non-performing (1), (2)	66,955		43,769		6.68%		3.01%		0.50	x	9	7
Subordinate cash flow (3)	10,761		6,281		6.82%		0.00%		N/A		4	–
Total Multifamily tax-exempt bonds	$254,321		$234,668		6.51	% (6)	5.50	% (6)	0.85	x	36	28

CDD bonds	$42,045		$40,557		6.75%		6.75%		N/A		3	N/A

Other bonds	$33,077		$33,989		4.34%		4.34%		N/A		4	N/A
Total Bond Portfolio	$329,443	(7)	$309,214	(7)	6.31	% (6)	5.54	% (6)	0.85	x	43	28

(1)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(2)	This amount included subordinate bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $2.7 million.

(3)	Subordinate cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. No debt service has been collected on these bonds over the preceding 12 months and debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months weighted by the bonds’ average UPB over the period for the population of bonds at March 31, 2015.

(5)	Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(6)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(7)	Includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had a UPB of $85.1 million and a fair value of $89.1 million and were subject to TRSs with a notional amount of $86.4 million, for a net derivative asset value of $2.7 million. This amount also includes an additional 11 bonds financed by TRSs accounted for as a secured borrowing. These bonds had an UPB of $101.2 million and a fair value of $103.9 million and were subject to TRSs with a notional amount of $101.4 million.

Real Estate Investments

The table below provides key metrics related to all of our real estate investments as of March 31, 2015.

(dollars in thousands)

Type	GAAP Carrying Amount		Estimated Fair Value
Affordable Multifamily Rental Properties	$22,478		$27,551
Land Investments and mixed use	28,649		35,069
Total real estate investments	$51,127	(1)	$62,620

(1)	Includes $2.6 million reported through real estate held-for-use, $26.0 million reported through real estate held-for-sale and $22.5 million reported through other assets.

The Company estimates the fair value of its affordable multifamily rental properties by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. To the extent available, the Company also estimates fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value. The Company uses appraisals and other indications of fair value, including sale agreements and letters of intent to purchase if available, to estimate the fair value of its land investments.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is based on the selection and application of U.S. generally accepted accounting principles (“GAAP”), which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements. These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain. We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances known to us at the time. Actual results could differ materially from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

Our bond portfolio includes mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at March 31, 2015 were priced on average at approximately 90% of the portfolio’s UPB.

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. As of March 31, 2015, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes. All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return.

ASC No. 740, “Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Significant judgment is required in determining and evaluating income tax positions, including assessing the relative merits and risks of various tax treatments considering statutory, judicial and regulatory guidance available regarding the tax position. We establish additional provisions for income taxes when there are certain tax positions that could be challenged and it is more likely than not these positions will not be sustained upon review by taxing authorities. Judgment is also required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of our deferred tax assets. In assessing our ability to realize the benefit of our deferred tax assets and thereby measuring the required valuation allowance, we consider information such as forecasted earnings, future taxable income and tax planning strategies, all of which entail significant judgment.

As of December 31, 2014, we had an estimated $418.2 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date as discussed above. As discussed in our 2014 Annual Report filed on Form 10-K, there are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; and 3) potential challenges from tax authorities. On May 5, 2015, the Board adopted a Rights Plan to potentially mitigate the risk of a change of control event. Although the Rights Plan is generally an effective deterrent against, it does not absolutely prevent, a change of control and it could be subject to challenge following a trigger event. The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2015

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, we are not, nor are any of our subsidiaries, a party to any material pending litigation or other legal proceedings. Furthermore, to the best of our knowledge, we are not party to any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would be likely to have a material adverse effect on our results of operations or financial condition.

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008.  The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  In the derivative suits, the plaintiffs claimed, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases were brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan and the plaintiffs in the derivative cases have voluntarily dismissed their case outright.

The parties have engaged in settlement discussions leading to a settlement agreement. On April 20, 2015, the parties submitted the agreement and related documents to the United States District Court for the District of Maryland for approval. The agreement provides for payments to the class of up to $676,820 and attorneys’ fees of up to $150,000 for the plaintiffs’ counsel. The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, so the final settlement amount to the class could be less than the amount stated above. Similarly, the court must approve the plaintiffs’ counsel’s attorneys’ fees, so the final amount could be less than stated.

The settlement will have to go through the procedural processes required for class action settlements, including notice to all class members who will have an option to exclude themselves from the settlement and pursue their own claims individually. No such claims are expected.

The Company does not expect to directly incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by the insurance company. As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2015.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2015.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended March 31, 2015.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
1/1/2015 – 1/31/2015	8,986	$9.40	8,986	407,997
2/1/2015 – 2/28/2015	7,183	9.24	7,183	400,814
3/1/2015 – 3/31/2015	42,163	9.88	42,163	658,651
Total	58,332	$9.73	58,332	658,651

(1)	At its March 12, 2015 meeting, the Board authorized the repurchase of an additional 300,000 shares. As of March 31, 2015, our Board had authorized total stock repurchases of up to 2.05 million shares. Between April 1, 2015 and May 7, 2015, we repurchased 225,104 shares at an average price of $10.00. As of May 7, 2015, the Company had repurchased 1.6 million shares at an average price of $8.42 since the plan’s inception. At its May 7, 2015 meeting, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective at the filing of this Report and until modified by further action by the Board, that price is $12.76 per share. Unless amended, the plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3.  Defaults Upon Senior Securities

The Company had debt agreements totaling $1.1 million at March 31, 2015 that had payment defaults at maturity, but were subject to a forbearance agreement that expires on June 30, 2016.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

	By:		/s/ Michael L. Falcone
Dated: May 13, 2015		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	May 13, 2015
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	May 13, 2015
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-1