Form 10-Q
period 2015-06-30
MMA CAPITAL MANAGEMENT, LLC
filed 2015-08-12
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 6,709,834 shares of common shares outstanding at August 6, 2015.

MMA Capital Management, LLC

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2015 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$58,123	$29,619
Restricted cash (includes $22,043 and $24,186 related to CFVs)	51,260	50,189
Bonds available-for-sale (includes $164,233 and $144,611 pledged as collateral)	207,662	222,899
Investments in real estate partnerships (includes $201,301 and $231,204 related to CFVs)	229,063	259,422
Investment in preferred stock (includes $25,000 and $31,371 pledged as collateral)	31,371	31,371
Other assets (includes $91 and $161 pledged as collateral and $10,081 and $11,128 related CFVs)	44,827	75,246
Total assets	$622,306	$668,746

LIABILITIES AND EQUITY
Debt (includes $6,712 and $6,712 related to CFVs)	$271,197	$290,543
Accounts payable and accrued expenses	3,908	5,538
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	8,947	9,597
Other liabilities (includes $26,622 and $31,831 related to CFVs)	40,761	41,870
Total liabilities	$324,813	$347,548

Commitments and contingencies

Equity
Noncontrolling interests in CFVs and IHS (net of zero and $575 of subscriptions receivable)	$202,214	$229,714
Common shareholders’ equity:
Common shares, no par value (6,738,834 and 7,162,221 shares issued and outstanding and 68,314 and 66,106 non-employee directors’ and employee deferred shares issued at June 30, 2015 and December 31, 2014, respectively)	36,859	35,032
Accumulated other comprehensive income	58,420	56,452
Total common shareholders’ equity	95,279	91,484
Total equity	297,493	321,198
Total liabilities and equity	$622,306	$668,746

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest income
Interest on bonds	$3,270	$2,629	$6,602	$7,789
Interest on loans and short-term investments	803	216	1,544	361
Total interest income	4,073	2,845	8,146	8,150

Interest expense
Bond related debt	379	759	705	1,764
Non-bond related debt	132	186	280	384
Total interest expense	511	945	985	2,148
Net interest income	3,562	1,900	7,161	6,002

Non-interest revenue
Income on preferred stock investment	1,311	1,312	2,608	2,609
Asset management fees and reimbursements	1,245	81	2,475	482
Other income	1,140	823	2,054	1,275
Revenue from CFVs	133	5,610	200	10,660
Total non-interest revenue	3,829	7,826	7,337	15,026
Total revenues, net of interest expense	7,391	9,726	14,498	21,028

Operating and other expenses
Interest expense	1,708	3,489	4,904	7,062
Salaries and benefits	3,911	3,096	7,183	6,425
General and administrative	773	894	1,636	1,857
Professional fees	881	983	2,025	2,365
Other expenses	1,722	854	1,829	1,655
Expenses from CFVs	9,014	12,659	18,330	24,308
Total operating and other expenses	18,009	21,975	35,907	43,672

Net gains on sale of real estate	5,622	–	5,622	–
Net gains on bonds	3,792	768	4,375	768
Net gains on derivatives and loans	928	383	1,913	18
Net gains on extinguishment of liabilities	–	402	–	402
Net gains transferred into net income from AOCI due to real estate foreclosure	–	–	–	2,003
Equity in income (losses) from unconsolidated funds and ventures	20	(144)	93	(254)
Net (losses) gains related to CFVs	–	(657)	–	4,152
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,654)	(7,038)	(12,347)	(14,466)
Net loss from continuing operations before income taxes	(6,910)	(18,535)	(21,753)	(30,021)
Income tax (expense) benefit	(278)	1,194	(132)	1,748
Net income (loss) from discontinued operations, net of tax	89	(441)	161	14,038
Net loss	(7,099)	(17,782)	(21,724)	(14,235)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	14,168	15,364	28,472	25,274
Related to discontinued operations	–	–	–	150
Net income (loss) to common shareholders	$7,069	$(2,418)	$6,748	$11,189

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic income (loss) per common share:
Income (loss) from continuing operations	$1.01	$(0.25)	$0.93	$(0.38)
Income (loss) from discontinued operations	0.01	(0.06)	0.02	1.79
Income (loss) per common share	$1.02	$(0.31)	$0.95	$1.41

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.01	$(0.25)	$0.93	$(0.38)
Income (loss) from discontinued operations	0.01	(0.06)	0.02	1.79
Income (loss) per common share	$1.02	$(0.31)	$0.95	$1.41

Weighted-average common shares outstanding:
Basic	6,955	7,792	7,084	7,916
Diluted	6,955	7,792	7,084	7,916

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Net income (loss) to common shareholders	$7,069	$(2,418)	$6,748	$11,189
Net loss allocable to noncontrolling interests	(14,168)	(15,364)	(28,472)	(25,424)
Net loss	$(7,099)	$(17,782)	$(21,724)	$(14,235)

Other comprehensive income allocable to common shareholders:
Bond related changes:
Unrealized net gains	$3,005	$2,908	$5,745	$7,814
Reversal of net unrealized gains on sold or redeemed bonds	(3,395)	(778)	(3,866)	(778)
Reclassification of unrealized losses to operations due to impairment	179	–	179	–
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	–	–	–	(2,003)
Net change in other comprehensive income due to bonds	(211)	2,130	2,058	5,033
Income tax benefit (expense)	211	(329)	–	(458)
Foreign currency translation adjustment	42	(89)	(90)	(87)
Other comprehensive income allocable to common shareholders	$42	$1,712	$1,968	$4,488

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment	$–	$(346)	$–	$(1,334)

Comprehensive income (loss) to common shareholders	$7,111	$(706)	$8,716	$15,677
Comprehensive loss to noncontrolling interests	(14,168)	(15,710)	(28,472)	(26,758)
Comprehensive loss	$(7,057)	$(16,416)	$(19,756)	$(11,081)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI			Total Common Shareholders’	Noncontrolling Interest in CFVs	Total
	Number	Amount	AOCI	Equity	and IHS	Equity
Balance, January 1, 2015	7,228	$35,032	$56,452	$91,484	$229,714	$321,198
Net income (loss)	–	6,748	–	6,748	(28,472)	(21,724)
Other comprehensive income	–	–	1,968	1,968	24	1,992
Contributions	–	–	–	–	575	575
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	–	(547)	–	(547)	373	(174)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	28	294	–	294	–	294
Common share repurchases	(449)	(4,668)	–	(4,668)	–	(4,668)
Balance, June 30, 2015	6,807	$36,859	$58,420	$95,279	$202,214	$297,493

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,724)	$(14,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for credit losses and impairment (1)	14,753	11,807
Net equity in losses from equity investments in partnerships (1)	12,254	14,720
Net gains on bonds	(4,375)	(768)
Net gains on real estate	(5,770)	(15,300)
Net gains (losses) on derivatives and loans	(67)	452
Advances on and originations of loans held for sale	(4,243)	–
Net gains related to CFVs	–	(3,352)
Net gains due to initial real estate consolidation and foreclosure	–	(2,003)
Subordinate debt effective yield amortization and interest accruals	2,163	3,517
Depreciation and other amortization (1)	1,188	4,774
Foreign currency (gain) loss	(113)	569
Stock-based compensation expense	1,374	1,721
Change in asset management fees payable related to CFVs	(5,209)	(170)
Other	(3,108)	(4,725)
Net cash used in operating activities	(12,877)	(2,993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	16,740	8,391
Advances on and originations of loans held for investment	(418)	(6,917)
Advances on and purchases of bonds	–	(3,080)
Investments in property partnerships and real estate (1)	(1,120)	(20,356)
Proceeds from the sale of real estate and other investments	29,662	37,972
(Increase) decrease in restricted cash and cash of CFVs	(819)	1,225
Capital distributions received from investments in property partnerships (1)	6,135	13,149
Net cash provided by investing activities	50,180	30,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	25,585	–
Repayment of borrowings	(30,004)	(44,256)
Payment of debt issuance costs	(128)	–
Contributions from holders of noncontrolling interests	575	–
Distributions paid to holders of noncontrolling interests	(159)	(1,622)
Purchase of treasury stock	(4,668)	(4,648)
Net cash used in financing activities	(8,799)	(50,526)
Net increase (decrease) in cash and cash equivalents	28,504	(23,135)
Cash and cash equivalents at beginning of period	29,619	66,794
Cash and cash equivalents at end of period	$58,123	$43,659

(1)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,983	$7,313
Income taxes paid	139	166

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	1,992	3,154
Debt and liabilities extinguished through sales and collections on bonds and loans	16,672	3,598
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	–	11,058
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	397	3,112

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (this “Report”), the “Company,” “MMA,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

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

The Leveraged Bonds business line finances affordable housing and infrastructure in the U.S. This business line manages the vast majority of the Company’s bonds and bond related investments (“bonds”) and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

Our LIHTC business consists primarily of a secured loan receivable from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM beginning in 2019.

The Other Investments and Obligations business line includes legacy assets targeted for eventual disposition and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy capital business that operates as MMA Energy Capital, LLC (“MEC”).

International Operations

We manage our International Operations through a wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”). IHS’s strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa. During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS Property Management Proprietary Limited (“IHS PM”), to provide property management services to the properties of the IHS managed funds and ventures. IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

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

Note 2—BONDs available-for-sale

Bonds Available-for-Sale

The Company’s bond portfolio is comprised primarily of mortgage revenue bonds, but also includes other real estate related bond investments.

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is either a first mortgage or a subordinate mortgage on the underlying properties. The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as set forth in the trust indenture) on the bonds. At June 30, 2015, the Company had $190.9 million (unpaid principal balance (“UPB”) of mortgage revenue bonds with a fair value of $169.5 million. Included in this amount were subordinate bonds ($10.3 million of UPB and $10.6 million fair value) where the payment of debt service occurs only after payment of senior obligations held by third parties that have priority to the cash flow of the underlying collateral.

The weighted average pay rate on the Company’s bond portfolio was 5.3% and 5.2% at June 30, 2015 and December 31, 2014, respectively. Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the Company’s bonds and related unrealized losses and unrealized gains at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2), (3)	Fair Value
Mortgage revenue bonds	$190,927	$123,567	$46,521	$(554)	$169,534
Other bonds	39,340	24,803	13,325	–	38,128
Total	$230,267	$148,370	$59,846	$(554)	$207,662

	December 31, 2014
(in thousands)	UPB	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (4), (5)	Fair Value
Mortgage revenue bonds	$192,068	$126,897	$41,145	$(858)	$167,184
Other bonds	57,056	38,768	16,947	–	55,715
Total	$249,124	$165,665	$58,092	$(858)	$222,899

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.

(2)	At June 30, 2015, $0.6 million represents the non-credit loss component of unrealized losses associated with bonds that were deemed to be OTTI.

(3)	Comprised of bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $2.0 million at June 30, 2015, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.1 million at June 30, 2015.

(4)	At December 31, 2014, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be other-than-temporarily impaired and $0.3 million represents unrealized losses that were not considered other-than-temporarily impaired.

(5)	Comprised of bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at December 31, 2014, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.0 million at December 31, 2014.

See Note 9, “Fair Value Measurements” which describes the factors contributing to the $15.2 million decrease in the Company’s reported bond fair value.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as may be provided under the bond documents. At June 30, 2015, seven bonds (amortized cost of $16.3 million and fair value of $24.0 million) were non-amortizing with principal due in full between February 2030 and August 2048. The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Prepayment Lockouts, Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the UPB, amortized cost and fair value of bonds that were prepayable without restriction, premium or penalty at June 30, 2015, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty at each period presented.

(in thousands)	UPB	Amortized Cost	Fair Value
June 30, 2015	$44,429	$24,803	$40,947
July 1 through December 31, 2015	–	–	–
2016	–	–	–
2017	–	–	–
2018	10,365	7,275	8,347
2019	–	–	–
Thereafter	175,202	116,021	158,089
Bonds that may not be prepaid	271	271	279
Total	$230,267	$148,370	$207,662

Non-Accrual Bonds

The fair value of bonds on non-accrual was $45.0 million and $43.6 million at June 30, 2015 and December 31, 2014, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $0.5 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $3.6 million for the six months ended June 30, 2015 and 2014, respectively. Interest income not recognized during the period in which these bonds were on non-accrual was $1.1 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

Bond Aging Analysis

The following table provides the fair value of bonds available-for-sale that were current with respect to principal and interest payments, as well as the fair value of those bonds that were past due with respect to either principal or interest payments at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Total current	$162,659	$179,315
30-59 days past due	–	–
60-89 days past due	–	–
90 days or greater	45,003	43,584
Total	$207,662	$222,899

Bond Sales and Redemptions

The Company recorded cash proceeds on sales and redemptions of bonds of $1.4 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.

The following table provides realized gains recognized on bonds at the time of sale or redemption reported through “Net gains on assets and derivatives.”

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net impairment recognized on bonds held at each period-end	$(179)	$–	$(179)	$–
Gains recognized at time of sale or redemption	3,793	768	4,376	768
Total net gains on bonds	$3,614	$768	$4,197	$768

Note 3—INVESTMENTS IN PREFERRED STOCK

These investments are prepayable at any time and are comprised of preferred stock investments in a private national mortgage lender and servicer specializing in affordable and market rate multifamily housing, senior housing and healthcare. At June 30, 2015, the carrying value of the preferred stock investments was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average pay rate of 14.4%. The Company accounts for the preferred stock using the cost method and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The Company did not recognize impairments on the preferred stock for the six months ended June 30, 2015 and 2014.

As of June 30, 2015, $25.0 million (principal) of the preferred stock investment was the reference asset for two total return swap (“TRS”) agreements with a maturity date of March 31, 2016. See Note 6, “Debt” for more information.

Note 4—INVESTMENTS IN REAL ESTATE PARTNERSHIPS

The following table provides the carrying value of investments in real estate partnerships at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Investments in U.S. real estate partnerships	$22,538	$22,529
Investments in IHS-managed funds and ventures	5,224	5,689
Investments in Lower Tier Property Partnerships (“LTPPs”) related to CFVs (1)	201,301	231,204
Total investments in real estate partnerships	$229,063	$259,422

(1)	See Note 15, “Consolidated Funds and Ventures” for more information.

Investments in U.S. Real Estate Partnerships

At June 30, 2015, $16.3 million of the reported balance represents the Company’s interest in a real estate venture that was formed during the fourth quarter of 2014. The Company accounts for this investment as an equity investment and does not consolidate the real estate venture because it is not deemed to be the primary beneficiary. The Company made an initial contribution of $8.8 million (representing 80% of the real estate venture’s initial capital). The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.

At June 30, 2015, the majority of the remaining balance ($6.2 million) represents a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The Company accounts for its interest as an equity investment and does not consolidate the partnership because the Company is not deemed to be the primary beneficiary.

The following table displays the total assets and liabilities held by the U.S. real estate partnerships in which the Company held an equity investment at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Investment in U.S. real estate partnerships:
Total assets (primarily real estate)	$85,086	$83,021
Total liabilities	37,626	34,856

The following table displays the net loss for the three months ended and six months ended June 30, 2015 and 2014, for the U.S. real estate partnerships:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(546)	$(310)	$(395)	$(496)

Investments in IHS-managed Funds and Ventures

At June 30, 2015, the Company held equity co-investments ranging from 2% to 4.25% in three IHS-managed funds and ventures (SAWHF, IHS Residential Partners I and IHS Fund II). IHS provides asset management services to each of these investment vehicles in return for asset management fees. For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as carried interest which is contingent upon the investment returns generated by each investment vehicle.

The Company accounts for its interest in SAWHF, IHS Residential Partners I and IHS Fund II as equity investments pursuant to the equity method of accounting because the Company is not deemed to be the primary beneficiary of such funds and ventures. At June 30, 2015, the carrying basis of the Company’s investment in SAWHF and IHS Residential Partners I was $3.6 and $1.6 million, respectively. At June 30, 2015, the Company had no equity investment basis in IHS Fund II because no capital had been called.

The following table displays the total assets and liabilities held by the three IHS-managed funds and ventures in which the Company held an equity investment at June 30, 2015 and December 31, 2014, respectively:

(in thousands)	June 30, 2015	December 31, 2014
Total assets	$276,493	$276,007
Total liabilities	111,106	104,863

The following table displays the net income (loss) for the three months and six months ended June 30, 2015 for the three IHS-managed funds and ventures. The net income (loss) for the three months and six months ended June 30, 2014 was related only to IHS Residential Partners I because at that time the Company consolidated SAWHF and thus its equity investment in SAWHF was eliminated in consolidation.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$1,586	$(995)	$3,332	$(894)

Note 5—OTHER ASSETS

The following table summarizes other assets at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Other assets:
Loans receivable held-for-investment	$8,053	$22,392
Loans receivable held-for-sale	4,932	–
Real estate owned	6,179	28,562
Asset management fees and reimbursements receivable	3,523	2,454
Derivative assets	3,400	2,726
Solar facilities (includes other assets such as cash and other receivables)	2,959	3,093
Accrued interest and dividends receivable	2,944	2,672
Other assets	2,756	2,219
Other assets held by CFVs (1)	10,081	11,128
Total other assets	$44,827	$75,246

(1)	For more information see Note 15, “Consolidated Funds and Ventures.”

Loans Held-for-Investment

We report the carrying value of loans that are held for investment (“HFI”) at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.

The following table summarizes the amortized cost and allowance for loan losses for loans that were classified as HFI at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Amortized cost	$25,824	$40,163
Allowance for loan losses	(17,771)	(17,771)
Loans held for investment, net	$8,053	$22,392

At June 30, 2015 and December 31, 2014, loans held for investment had an UPB of $26.4 million and $40.9 million, respectively, as well as deferred fees and other basis adjustments of $0.6 million and $0.7 million, respectively. At June 30, 2015 and December 31, 2014, loans that were specifically impaired had an UPB of $18.4 and were not accruing interest.

At June 30, 2015 and December 31, 2014, no loans that were 90 days or more past due in either principal or interest were still accruing interest.

During the second quarter of 2015, the $17.3 million (UPB) bridge loan (“Bridge Loan”) to MGM was repaid in full. The book basis of the Bridge Loan was $14.4 million at payoff. The remaining $2.9 million of principal due related to the seller financing provided to MGM, which was off-balance sheet at the time of payoff because the Company was not able to meet sale accounting. As a result of the payoff, the Company recorded a $14.4 million reduction to the Bridge Loan and a $2.9 million increase to Other liabilities.

In addition, the previously-issued term loan (“Term Loan”) to MGM was restructured into a subordinate loan (“Subordinate Loan”). Just prior to the restructuring, the Term Loan had a legal principal balance due of $13.2 million of which $13.0 million was restructured into a Subordinated Loan and the remaining $0.2 million (comprised of capitalized extension fees) was repaid during the third quarter of 2015. The Subordinate Loan, designated as held for investment, has a maturity date of June 30, 2025 and an annual fixed interest rate of 11% with contingent interest up to an additional 13%. The contingent interest will decline to 2% per annum after December 31, 2019. The Subordinate Loan is non-amortizing; however, $1.5 million can be prepaid prior to December 31, 2019.

At June 30, 2015, the Company’s off-balance sheet loan receivable relating to the seller financing provided to MGM was the $13.0 million Subordinate Loan.

Interest collected during the three months and six months ended June 30, 2015 on the seller financing was $0.3 million and $0.6 million, respectively, which was recorded as a deferred gain through “Other liabilities.”

At June 30, 2015, the deferred gain recorded on the seller financing was $3.9 million ($2.9 million of principal collected and $1.0 million of interest collected).

Loans Held-for-Sale

During the second quarter of 2015, MEC entered into five loans for the late stage development and construction of solar projects. While these loans were designated as held for sale, the Company elected the fair value option for these loans and, as a result, such assets are subsequently measured on a fair value basis through earnings. At June 30, 2015, these solar loans had an aggregate UPB and fair value of $4.9 million.

At June 30, 2015, there were no solar loans 90 days or more past due, and there were no solar loans on non-accrual status.

Interest income on the solar loans was $0.1 million for the three and six months ended June 30, 2015 recognized on an accrual basis through "Interest on loans and short-term investments".

During the third quarter of 2015, the Company sold the five solar loans to Solar Construction Lending, LLC at par, resulting in no gain or loss. On July 21, 2015 the Company announced that one of its wholly owned subsidiaries, MEC, entered into a venture with a third party to provide capital for development and construction of solar power projects throughout the U.S.  The venture will operate under the name Solar Construction Lending, LLC and will be administered by MEC.  MEC and the third party each have a 50% interest in the venture and each have a capital commitment of $25 million.  The Company expects to account for its interest in the venture using the equity method of accounting.

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans. At June 30, 2015, there were unfunded loan commitments of $10.3 million on our solar loans which as mentioned above were sold during the third quarter of 2015. There were no unfunded loan commitments at December 31, 2014.

Real Estate Owned

The following table summarizes the carrying value of the Company’s investments in real estate at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Real estate held-for-sale	$3,560	$10,145
Real estate held-for-use	2,619	18,417
Total real estate	$6,179	$28,562

During the second quarter of 2015, the Company sold two affordable multifamily properties with a combined carrying basis of $21.1 million. These two sales resulted in a gain on sale of $5.6 million.

Asset Management Fees and Reimbursements Receivable

At June 30, 2015, the Company had a $3.5 million asset management fees and reimbursements receivable of which $3.2 million was due from IHS-managed funds and ventures.

Derivative Assets

At June 30, 2015, the Company had $3.4 million in derivative assets related primarily to TRSs. See Note 7, “Derivative Financial Instruments” for more information.

Solar Facilities

At June 30, 2015, the Company owned five solar facilities that were classified as held for investment. These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally 20 years.

Note 6—DEBT

As previously discussed in Note 1, “Description of the Business and Basis of Presentation,” the Company made reclassifications to other assets and debt on its previously issued 2014 consolidated balance sheet as a result of early adoption of ASU No. 2015-03. We have reclassified $2.9 million of debt issuance costs at December 31, 2014, from “Other Assets” to “Debt”.

The table below summarizes outstanding debt balances and the associated weighted-average interest rate based on amounts due within one year or after one year at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	Weighted-Average Effective Interest Rate at June 30, 2015	December 31, 2014	Weighted-Average Effective Interest Rate at December 31, 2014
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,117	1.6%	$776	1.4%
Due after one year	94,955	1.5	86,499	1.4
Notes payable and other debt – non-bond related
Due within one year	1,256	9.8	1,753	9.8
Due after one year	3,766	10.0	4,374	10.0

Total asset related debt	$101,094	1.9	$93,402	2.0

Other Debt (1)
Subordinate debentures (3)
Due within one year	$2,926	3.4	$14,088	7.0
Due after one year	131,176	2.9	133,893	7.2
Notes payable and other debt
Due within one year	25,000	4.3	37,811	4.4
Due after one year	4,289	2.7	4,637	2.8

Total other debt	$163,391	3.1	$190,429	6.5

Total asset related debt and other debt	$264,485	2.7	$283,831	5.0

Debt related to CFVs
Due within one year	$6,712	5.3	$6,712	5.3
Due after one year	–	–	–	–
Total debt related to CFVs	$6,712	5.3	$6,712	5.3

Total debt	$271,197	2.7	$290,543	5.0

(1)	Asset related debt is debt which finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the consolidated statements of operations. Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the consolidated statements of operations.

(2)	Included in notes payable and other debt – bond related are unamortized debt issuance costs of $0.2 million and less than $0.1 million at June 30, 2015 and December 31, 2014, respectively.

(3)	The subordinate debt balances include a net adjustment of $9.4 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively. These adjustments are comprised of net premiums due to effective interest adjustments of $12.2 million and $10.1 million at June 30, 2015 and December 31, 2014, respectively, offset by debt issuance costs of $2.8 million at June 30, 2015 and December 31, 2014.

Covenant Compliance and Debt Maturities

The following table summarizes principal payment commitments across all debt agreements at June 30, 2015:

(in thousands)	Asset Related Debt and Other Debt	CFVs Related Debt	Total Debt
2015	$2,331	$6,712	$9,043
2016	30,227	–	30,227
2017	16,374	–	16,374
2018	68,986	–	68,986
2019	13,360	–	13,360
Thereafter	123,973	–	123,973
Net premium and debt issue costs	9,234	–	9,234
Total	$264,485	$6,712	$271,197

During the second quarter of 2015, the Company paid $1.1 million of debt that was due and payable and operating under a forbearance agreement. At June 30, 2015, the Company was not in default under any of its debt arrangements.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At June 30, 2015, this debt was comprised of TRS financing agreements on bonds available-for-sale.

During the second quarter of 2015, the Company entered into a TRS financing agreement with a notional amount of $8.1 million using an existing bond as the reference asset. Under the terms of the TRS agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $7.4 million with a pay rate of 6.60% at June 30, 2015) and the Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a 100 basis points (“bps”) spread. At June 30, 2015, the pay rate was 107 bps.

At June 30, 2015, the aggregate UPB and the weighted average pay rate of the bonds underlying the TRS financing agreements were $94.6 million and 5.8%, respectively and the notional amount of the associated TRS financing agreements was $96.2 million with a weighted average pay rate of 140 bps.

Interest expense on notes payable and other debt – bond related totaled $0.7 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Other Debt

Subordinate Debt

The table below provides a summary of the key terms of the subordinate debt issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at June 30, 2015:

(dollars in thousands)
Issuer	Principal	Net Premium and Debt Issuance Costs	Carrying Value	Interim Principal Payments	Maturity Date	Coupon
MFI	$28,312	$(168)	$28,144	Amortizing	December 2027 and December 2033	8.0%

MFH	28,454	2,928	31,382	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%

MFH	25,874	2,673	28,547	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%

MFH	14,914	1,419	16,333	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%

MFH	27,117	2,579	29,696	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%

	$124,671	$9,431	$134,102

On May 12, 2015, the Company made interim principal payments in the aggregate principal amount of $15.4 million which reduced the UPB of MFH tranches to $96.4 million. On May 21, 2015, the Company entered into a series of agreements with certain third party lenders related to the $96.4 million MFH subordinated debt. These agreements included a reduction to the annual interest rate of 3-month London Interbank Offer Rate (“LIBOR”) plus 330 bps to 3-month LIBOR plus 200 bps. In addition, the subordinated debt principal payments changed from a single balloon payment due in 2035 to quarterly principal amortization equal to one-half percent (50 bps) of the then outstanding principal balance and a balloon payment of the remaining outstanding principal balance in 2035.

Interest expense on the subordinate debt totaled $4.1 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively.

Notes Payable and Other Debt

This debt is mainly comprised of TRS financing arrangements on the Company’s preferred stock investments. This debt is non-amortizing and bears an interest rate of 3-month LIBOR plus 400 bps (4.3% at June 30, 2015), which resets quarterly.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2015.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

Changes in the fair value of derivatives are recorded through current period earnings in “Net gains on assets and derivatives” on the consolidated statements of operations. Derivative assets are reported through “Other assets” and derivative liabilities are reported through “Other liabilities.”

The following table summarizes the Company’s derivative assets and liabilities at June 30, 2015 and December 31, 2014.

	Fair Value
	June 30, 2015		December 31, 2014
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,333	$624	$2,539	$35
Interest rate cap	67	–	187	–
Interest rate swap	–	736	–	718
Total derivative financial instruments	$3,400	$1,360	$2,726	$753

The following table summarizes the derivative notional amounts at June 30, 2015 and December 31, 2014.

	Notional
(in thousands)	June 30, 2015	December 31, 2014
Total return swaps	$100,832	$90,184
Interest rate cap	45,000	45,000
Interest rate swap	7,713	7,749
Total derivative financial instruments	$153,545	$142,933

The following table summarizes realized and unrealized gains (losses) associated with the Company’s derivative instruments that were recognized for the three months and six months ended June 30, 2015 and 2014.

	Realized/Unrealized Gains (Losses) for the three months ended June 30,		Realized/Unrealized Gains (Losses) for the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Total return swaps (1)	$1,013	$654	$2,204	$654
Interest rate cap	(41)	(173)	(120)	(425)
Interest rate swap (2)	(44)	(103)	(171)	(208)
Total	$928	$378	$1,913	$21

(1)	The cash paid and received on TRSs that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash received was $1.0 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Net cash received was $2.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on assets and derivatives.” Net cash paid was $0.1 million for the three months ended June 30, 2015 and 2014. Net cash paid was $0.2 million for the six months ended June 30, 2015 and 2014.

TRSs

During the second quarter of 2015, the Company entered into a TRS agreement with a notional amount of $14.6 million. The underlying bond was $14.6 million (UPB) with a pay rate of 7.76%. The Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread of 425 bps on the TRS.

As of June 30, 2015, the Company had 11 bond related TRS agreements accounted for as derivatives. Under the terms of the TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $99.5 million with a weighted average pay rate of 6.2% at June 30, 2015). The Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread on the TRS (notional amount of $100.8 million with a weighted average pay rate of 1.9% at June 30, 2015).

Interest rate cap

At June 30, 2015 and December 31, 2014, the Company had one interest rate cap contract that terminates on January 2, 2019. The notional amount on the interest rate cap was $45.0 million at June 30, 2015 and December 31, 2014 and provides us with interest rate protection on $45.0 million of our floating rate debt in the event SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At June 30, 2015 and December 31, 2014, the Company had one interest rate swap contract. Under the terms of the agreement, the counterparty is required to pay the Company SIFMA 7-day municipal swap index plus 250 bps (pay rate of 257 bps at June 30, 2015) and the Company is required to pay the counterparty a fixed interest rate of 6.5%.

Note 8—Financial Instruments

The following table provides information about financial assets and liabilities not carried at fair value at June 30, 2015 and December 31, 2014. This table excludes non-financial assets and liabilities.

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

As required by generally accepted accounting principles (“GAAP”), assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	June 30, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	8,053	–	–	7,146

Liabilities:
Notes payable and other debt, bond related	96,072	–	–	96,233
Notes payable and other debt, non-bond related	34,311	–	–	30,058
Notes payable and other debt related to CFVs	6,712	–	–	–
Subordinate debt issued by MFH	105,958	–	–	32,648
Subordinate debt issued by MFI	28,144	–	–	16,428

	December 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Investments in preferred stock	$31,371	$–	$–	$36,613
Loans receivable	22,564	–	–	21,689

Liabilities:
Notes payable and other debt, bond related	87,275	–	–	87,325
Notes payable and other debt, non-bond related	48,575	–	–	44,085
Notes payable and other debt related to CFVs	6,712	–	–	–
Subordinate debt issued by MFH	119,441	–	–	44,718
Subordinate debt issued by MFI	28,540	–	–	28,714

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

Subordinate debt – At June 30, 2015, the Company estimates the fair value of the subordinate debt by discounting contractual cash flows using an estimated market rate of interest of 20%. As outlined in the table above, at June 30, 2015 the aggregate fair value was estimated at $49.1 million. At June 30, 2015, the estimated fair value of this debt would be $63.1 million and $40.2 million using a discount rate of 15% and 25%, respectively. The estimated fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the estimated fair values reflected in the table above or that the debt would trade at that price.

Note 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

		Fair Value Measurement Levels
(in thousands)	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$207,662	$–	$–	$207,662
Loans receivable	4,932	–	–	4,932
Derivative assets	3,400	–	67	3,333

Liabilities:
Derivative liabilities	$1,360	$–	$–	$1,360

		Fair Value Measurement Levels
(in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$222,899	$–	$–	$222,899
Derivative assets	2,726	–	187	2,539

Liabilities:
Derivative liabilities	$753	$–	$–	$753

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2015.

(in thousands)	Bonds Available- for-sale	Loans Receivable	Derivative Assets	Derivative Liabilities
Balance, April 1, 2015	$220,129	$–	$3,276	$(1,359)
Net (losses) gains included in earnings	(1,877)	–	57	(1)
Net change in other comprehensive income (1)	(211)	–	–	–
Impact from loan originations	–	4,932	–	–
Impact from redemptions	(9,874)	–	–	–
Impact from settlements	(505)	–	–	–
Balance, June 30, 2015	$207,662	$4,932	$3,333	$(1,360)

(1)	This amount includes the reversal of $3.4 million of unrealized gains related to bonds that were redeemed, offset by $3.0 million of unrealized net holding gains arising during the period and $0.2 million of unrealized bond losses reclassified into operations.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond redemption and derivative settlement for the three months ended June 30, 2015.

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30 2015	$(179)	$(1,698)	$56
Additional realized gains recognized	3,792	–	913
Total gains (losses) reported in earnings	$3,613	$(1,698)	$969

(1)	Amounts are reflected through “Other expenses” and “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, April 1, 2014	$184,883	$–	$(653)
Net (losses) gains included in earnings	(959)	477	(474)
Net change in other comprehensive income (1)	2,130	–	–
Impact from purchases	3,080	–	–
Impact from redemptions	(5,651)	–	–
Impact from settlements	(1,773)	–	–
Balance, June 30, 2014	$181,710	$477	$(1,127)

(1)	This amount represents $2.9 million of unrealized net holding gains arising during the period, partially offset by $0.8 million of unrealized bond losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond redemption and derivative settlement for the three months ended June 30, 2014.

(in thousands)	Net gains on bonds (1)	Equity in losses from LTPPs	Net losses on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2014	$–	$(959)	$3
Additional realized losses recognized	768	–	547
Total gains (losses) reported in earnings	$768	$(959)	$550

(1)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2015.

(in thousands)	Bonds Available- for-sale	Loans Receivable	Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$–	$2,539	$(753)
Net gains (losses) included in earnings	(2,846)	–	794	(607)
Net change in other comprehensive income (1)	2,058	–	–	–
Impact from loan originations	–	4,932	–	–
Impact from redemptions	(9,874)	–	–	–
Impact from settlements	(4,575)	–	–	–
Balance, June 30, 2015	$207,662	$4,932	$3,333	$(1,360)

(1)	This amount includes $5.7 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, offset by the reversal of $3.9 million of unrealized gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at derivative settlement for the six months ended June 30, 2015.

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30 2015	$(179)	$(2,667)	$187
Additional realized gains recognized	4,375	–	1,846
Total gains (losses) reported in earnings	$4,196	$(2,667)	$2,033

(1)	Amounts are reflected through “Other expenses” and “Net gains on assets and derivatives” on the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2014.

(in thousands)	Bonds Available- for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2014	$195,332	$–	$(626)
Net (losses) gains included in earnings	(1,907)	477	(501)
Net change in other comprehensive income (1)	7,036	–	–
Impact from purchases	3,080	–	–
Impact from redemptions	(5,651)	–	–
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)	–	–
Impact from settlements	(5,122)	–	–
Balance, June 30, 2014	$181,710	$477	$(1,127)

(1)	This amount represents $7.8 million of unrealized net holding gains arising during the period, partially offset by $0.8 million of unrealized bond losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at bond redemption and derivative settlement for the six months ended June 30, 2014.

(in thousands)	Net gains on bonds (1)	Equity in losses from LTPPs	Net losses on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2014	$–	$(1,907)	$(24)
Additional realized losses recognized	768	–	469
Total gains (losses) reported in earnings	$768	$(1,907)	$445

(1)	Amounts are reflected through “Net gains on assets and derivatives” on the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 5.9% and 6.2% at June 30, 2015 and December 31, 2014, respectively, for performing bonds still held in the portfolio at June 30, 2015. If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The weighted average discount rate was 7.9% and 7.8% at June 30, 2015 and December 31, 2014, for the bonds remaining in our portfolio at June 30, 2015. The weighted average capitalization rate was 6.5% and 6.7% at June 30, 2015 and December 31, 2014, respectively, for the bonds remaining in our portfolio at June 30, 2015. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.

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

Loans Receivable – The Company estimates fair value using a discounted cash flow methodology whereby contractual principal and interest payments are discounted at expected investor yield requirements for similar assets.

Derivative Financial Instruments – The Company estimates fair value, taking into consideration credit risk, based on internal models and based on third party models using either a Level 2 or a Level 3 approach depending on the nature of the derivative contract.

Non-recurring Valuations

At June 30, 2015 and December 31, 2014, the Company had no assets that were measured at fair value on a non-recurring basis.

Note 10—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities.”

The following table summarizes guarantees at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$698	$13,209	$864

Through the indemnification contracts outlined in the table above, the Company guarantees the investor yields on certain third party LIHTC Funds and property performance on certain third party LTPPs. The Company made no cash payments related to these indemnification agreements for the six months ended June 30, 2015 and 2014. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications. These guarantees will expire by the end of 2017.

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

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at June 30, 2015 and December 31, 2014. This table also reflects certain assets held by CFVs in order to reconcile to the Company’s consolidated balance sheets.

	June 30, 2015
(in thousands)	Restricted Cash	Bonds Available- for-sale	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt and derivatives TRSs	$14,224	$164,233	$25,000	$–	$203,457
Other (1)	14,993	–	–	91	15,084
CFVs (2)	22,043	–	–	10,081	32,124
Total	$51,260	$164,233	$25,000	$10,172	$250,665

	December 31, 2014
(in thousands)	Restricted Cash	Bonds Available- for-sale	Investment in Preferred stock	Other Assets	Total Assets Pledged
Debt and derivatives TRSs	$11,010	$144,611	$31,371	$–	$186,992
Other (1)	14,993	–	–	161	15,154
CFVs (2)	24,186	–	–	11,128	35,314
Total	$50,189	$144,611	$31,371	$11,289	$237,460

(1)	The Company pledges collateral in connection with various guarantees that it has provided.

(2)	These are assets held by consolidated LIHTC Funds.

Note 11—Commitments and Contingencies

Operating Leases

As of June 30, 2015, the Company had two non-cancelable operating leases, expiring in 2016 and 2020, respectively. These leases require the Company to pay property taxes, maintenance and other costs. The Company recognized rental expense of $0.1 million and $0.2 million for the three months and six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the future minimum rental commitments on the two non-cancelable operating leases at
June 30, 2015:

(in thousands)
2015	$242
2016	159
2017	139
2018	151
2019	164
Thereafter	56
Total minimum future rental commitments	$911

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at June 30, 2015. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment plan.

The parties have engaged in settlement discussions leading to a settlement agreement. On April 20, 2015, the parties submitted the agreement and related documents to the United States District Court for the Districted of Maryland for approval. The agreement provides for a maximum of $826,820 to cover payments to the class as well as the attorneys for the plaintiffs’ counsel. The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, thus the final settlement amount to the class could be less than the amount stated above. Similarly, the court must approve the plaintiffs’ counsel’s attorneys’ fees, thus the final amount could be less than stated. A hearing to approve the settlement is set for September 24, 2015.

The Company does not expect to directly incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by its insurance company. As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

Note 12—EQUITY

Common Share Information

The following table provides a summary of net income to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss) from continuing operations	$6,980	$(1,977)	$6,587	$(2,999)
Net income (loss) from discontinued operations	89	(441)	161	14,188
Net income (loss) to common shareholders	$7,069	$(2,418)	$6,748	$11,189

Basic weighted-average shares (1)	6,955	7,792	7,084	7,916
Common stock equivalents (2) (3) (4)	–	–	–	–
Diluted weighted-average shares	6,955	7,792	7,084	7,916

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	At June 30, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 321,255 and 317,188 for the three months and six months ended June 30, 2015, respectively. In addition, 19,885 unvested employee deferred shares had a potential dilutive share impact of 9,895 and 15,276 for the three months and six months ended June 30, 2015, respectively. For the three months and six months ended June 30, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)	At June 30, 2014, 410,000 stock options were in the money and had a potential dilutive share impact of 296,449 and 286,039 for the three months and six months ended June 30, 2014, respectively. In addition, 41,667 unvested employee deferred shares had a potential dilutive share impact of 20,833 for the three months and six months ended June 30, 2014. For the three months and six months ended June 30, 2014, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(4)	For the three months and six months ended June 30, 2015, the number of options excluded from the calculations of diluted earnings per share was 42,221 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingency vesting requirements. For the three months and six months ended June 30, 2014, respectively, the number of options excluded from the calculations of diluted earnings per share was 60,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split. All share and per share information has been adjusted to reflect the reverse stock split.

As of June 30, 2015, the Board had authorized total stock repurchases of up to 2.05 million shares. Between July 1, 2015 and August 6, 2015, the Company repurchased 29,000 shares at an average price of $12.46. As of August 6, 2015, the Company had repurchased 1.8 million shares at an average price of $8.74 since the plan’s inception. At its August 6, 2015 meeting, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. Effective after the filing of this Report and until modified by further action of the Board, that price is $13.92 per share.

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

Noncontrolling Interests

The following table summarizes the noncontrolling interests at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
CFVs (LIHTC Funds)	$202,214	$230,111
IHS	–	(397)
IHS PM	–	–
Total	$202,214	$229,714

LIHTC Funds

At June 30, 2015 and December 31, 2014, the noncontrolling interest holders were comprised of the limited partners as well as the GP in 11 guaranteed LIHTC Funds. The decline in the noncontrolling interest balance was primarily a result of a $23.8 million reduction in the LIHTC Funds’ investment balance due to net operating losses and impairment charges that were recognized during the six months ended June 30, 2015.

IHS

At December 31, 2014, 3.7% of IHS was held by a third party. During the second quarter of 2015, the Company purchased the remaining interest held by a third party and now has 100% ownership interest in IHS at June 30, 2015.

IHS PM

During the second quarter of 2015, IHS formed a company in South Africa, IHS PM, to provide property management services to the properties of the IHS-managed funds and ventures. IHS owns 60% of IHS PM and the third party property manager owns 40%. At June 30, 2015, the assets, liabilities and the equity attributable to the noncontrolling interest holder of IHS PM were inconsequential.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table summarizes the net change in AOCI allocable to common shareholders for the three months ended June 30, 2015.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, April 1, 2015	$59,503	$(361)	$(764)	$58,378
Unrealized net gains	3,005	–	42	3,047
Reversal of unrealized gains on redeemed bonds	(3,395)	–	–	(3,395)
Reclassification of unrealized losses to operations due to impairment	179	–	–	179
Income tax benefit	–	211	–	211
Net change in other comprehensive income	(211)	211	42	42
Balance, June 30, 2015	$59,292	$(150)	$(722)	$58,420

The following table summarizes the net change in AOCI allocable to common shareholders for the three months ended June 30, 2014.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, April 1, 2014	$39,771	$(129)	$(207)	$39,435
Unrealized net gains	2,908	–	(9)	2,899
Reversal of unrealized gains on redeemed bonds	(778)	–	–	(778)
Income tax expense	–	(329)	–	(329)
Other (1)	–	–	(80)	(80)
Net change in other comprehensive income	2,130	(329)	(89)	1,712
Balance, June 30, 2014	$41,901	$(458)	$(296)	$41,147

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

The following table summarizes the net change in AOCI allocable to common shareholders for the six months ended June 30, 2015.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, January 1, 2015	$57,234	$(150)	$(632)	$56,452
Unrealized net gains (losses)	5,745	–	(90)	5,655
Reversal of unrealized gains on redeemed bonds	(3,866)	–	–	(3,866)
Reclassification of unrealized losses to operations due to impairment	179	–	–	179
Net change in other comprehensive income	2,058	–	(90)	1,968
Balance, June 30, 2015	$59,292	$(150)	$(722)	$58,420

The following table summarizes the net change in AOCI allocable to common shareholders for the six months ended June 30, 2014.

(in thousands)	Bonds Available-for- Sale	Income Tax Expense	Foreign Currency Translation	AOCI
Balance, January 1, 2014	$36,868	$–	$(209)	$36,659
Unrealized net gains (losses)	7,814	–	(7)	7,807
Reversal of unrealized gains on redeemed bonds	(778)	–	–	(778)
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	(2,003)	–	–	(2,003)
Income tax expense	–	(458)	–	(458)
Other (1)	–	–	(80)	(80)
Net change in other comprehensive income	5,033	(458)	(87)	4,488
Balance, June 30, 2014	$41,901	$(458)	$(296)	$41,147

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share purchase.

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

Total compensation expense recorded for these Plans was as follows for the three months and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Employees’ Stock-Based Compensation Plans	$1,001	$711	$1,300	$1,652
Non-employee Directors’ Stock-Based Compensation Plans	74	62	148	138
Total	$1,075	$773	$1,448	$1,790

Employees’ Stock-Based Compensation Plans

As of June 30, 2015, there were 375,134 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 375,134 shares available under the plans, only 10,994 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plans:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value (1)	Period End Liability (2)
Outstanding at January 1, 2014	416	$3.52	7.3	$1,644	$1,785
Forfeited/Expired in 2014	–
Outstanding at December 31, 2014	416	3.52	6.3	3,196	3,281
Forfeited/Expired in 2015	–
Outstanding at June 30, 2015	416	3.52	5.9	4,434	4,481

Number of options that were exercisable at:
December 31, 2014	325	4.00	6.1
June 30, 2015	380	3.68	5.8

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 416,211; 412,100; and 378,173; at June 30, 2015, December 31, 2014 and January 1, 2014, respectively.

The value of employee options increased by $0.9 million and $1.2 million during the three months and six months ended June 30, 2015 due to the increase in market value of our stock price. This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees. The grants outstanding at June 30, 2015 have both time and price vesting requirements, with a portion of the shares vesting over the next 12 months and the remainder of the shares vesting if, over a 30-day period, the average share price is at least $12.50.

(in thousands, except per share data)	Deferred Share Grants	Weighted- average Grant Date Share Price	Period End Liability
Balance, January 1, 2015	42	$4.40	$336
Granted in 2015	–
Issued in 2015	21	4.40
Forfeited in 2015	1	4.40
Balance, June 30, 2015	20	4.40	216

The Company recognized $0.1 million of additional compensation expense related to employee deferred shares during the six months ended June 30, 2015, mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 431,114 were available to be issued at June 30, 2015. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On March 12, 2015, the Board adopted an amendment to the Non-employee Director’s Stock-based Compensation Plans providing directors to be paid $60,000 per year, an increase from $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants. In addition, the Chairman now receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June 30, 2015 and 2014. The directors are fully vested in the deferred shares at the grant date.

	Cash	Common Shares Granted	Deferred Shares Granted	Weighted- average Grant Date Share Price	Options Vested	Directors’ Fees Expense
June 30, 2015	$73,750	3,391	3,508	$10.69	–	$147,500
June 30, 2014	68,750	5,786	3,228	7.63	–	137,500

Note 14—DISCONTINUED OPERATIONS

The table below reflects the activity related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months ended and six months ended June 30, 2015 relates to operations that were disposed of prior to the Company’s adoption of ASU 2014-08.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Income from CFVs (primarily rental income)	$–	$–	$–	$279
Income from REO operations	–	846	–	1,148
Expenses from CFVs (primarily operating expenses)	–	–	–	(244)
Expenses from REO operations	–	(661)	–	(1,112)
Other income	84	85	167	168
Other expense	(1)	(35)	(6)	(63)
Income tax benefit (expense)	6	(944)	–	(1,448)
Net income (loss) before disposal activity	89	(709)	161	(1,272)
Disposal:
Net gains related to REO	–	265	–	15,302
Net gains related to CFVs	–	3	–	8
Net income (loss) from discontinued operations	89	(441)	161	14,038
Loss from discontinued operations allocable to noncontrolling interests	–	–	–	150
Net income (loss) to common shareholders from discontinued operations	$89	$(441)	$161	$14,188

Note 15—CONSOLIDATED FUNDS AND VENTURES

As previously discussed in our 2014 Form 10-K, the Company no longer consolidates SAWHF or the non-profit entity and its LTPPs as of December 31, 2014. As of December 31, 2014, CFVs was comprised of only LIHTC Funds.

LIHTC Funds

The Company guarantees the investor yield for 11 LIHTC Funds. At June 30, 2015 and December 31, 2014, the Company’s maximum exposure under these guarantees was estimated to be approximately $558.9 million; however, the Company does not anticipate any losses under these guarantees.

The LIHTC Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below). The LIHTC Funds account for these investments using the equity method of accounting.

Asset Summary:

The following table summarizes the assets of the consolidated LIHTC Funds at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Cash, cash equivalents and restricted cash	$22,043	$24,186
Investments in LTPPs	201,301	231,204
Other assets	10,081	11,128
Total assets of consolidated LIHTC Funds	$233,425	$266,518

All of the assets of the consolidated LIHTC Funds are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The LIHTC Funds’ limited partner investments in LTPPs are accounted for under the equity method because the third party GPs in the LTPPs are deemed to be the primary beneficiary. The following table provides the assets and liabilities of the LTPPs at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Total assets of the LTPPs (1)	$1,243,323	$1,273,903
Total liabilities of the LTPPs (1)	1,025,467	1,035,695

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying LTPPs relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds that represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds. The fair value of the Company’s reported bonds secured by properties owned by the LTPPs at June 30, 2015 and December 31, 2014, was $121.9 million and $118.9 million, respectively.

Liability Summary:

The following table summarizes the liabilities of the consolidated LIHTC Funds at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Debt (1)	$6,712	$6,712
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	8,947	9,597
Asset management fee payable	23,546	28,848
Other liabilities	3,076	2,983
Total liabilities of consolidated LIHTC Funds	$42,281	$48,140

(1)	At June 30, 2015 and December 31, 2014, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs for the three months and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Rental and other income from real estate	$–	$3,427	$–	$7,051
Interest and other income	133	2,183	200	3,609
Total revenue from CFVs	133	5,610	200	10,660

Expenses:
Depreciation and amortization	550	2,173	1,102	4,391
Interest expense	90	843	178	1,912
Other operating expenses	1,337	2,884	2,476	5,836
Foreign currency loss	–	116	–	526
Asset impairments	7,037	6,643	14,574	11,643
Total expenses from CFVs	9,014	12,659	18,330	24,308

Net gains (losses) related to CFVs:
Investment gains	–	429	–	5,296
Derivative losses	–	(948)	–	(1,006)
Net loss on sale of properties	–	(138)	–	(138)
Equity in losses from Lower Tier Property Partnerships of CFVs	(6,654)	(7,038)	(12,347)	(14,466)
Net loss	(15,535)	(14,744)	(30,477)	(23,962)
Net losses allocable to noncontrolling interests in CFVs (1)	14,168	15,343	28,472	25,197
Net (loss) income allocable to the common shareholders related to CFVs	$(1,367)	$599	$(2,005)	$1,235

(1)	Excludes $21,004 and $77,326 of net loss allocable to the minority interest holder in IHS for the three months and six months ended June 30, 2014. These amounts are excluded from this presentation because IHS related activity is not included within CFV income statement activity above. There were no losses allocable to the minority interest holder in IHS for the three months and six months ended June 30, 2015.

The details of Net (loss) income allocable to the common shareholders related to CFVs for the three months and six months ended June 30, 2015 and 2014 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Asset management fees	$–	$828	$–	$1,670
Interest income	–	583	–	926
Guarantee fees	331	331	662	662
Equity in losses from Lower Tier Property Partnerships	(1,698)	(961)	(2,667)	(1,910)
Equity in income from SAWHF	–	14	–	142
Other expense	–	(196)	–	(255)
Net (loss) income allocable to the common shareholders related to CFVs	$(1,367)	$599	$(2,005)	$1,235

Note 16—SEGMENT INFORMATION

Beginning in 2015, the Company operated through three reportable segments: U.S. Operations, International Operations and Corporate Operations. We have revised the presentation for the three months and six months ended June 30, 2014 based on these segments, which had no impact on Net income (loss) to common shareholders.

	For the three months ended June 30, 2015
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$4,041		$15	$17	$–		$–		$4,073
Total interest expense	(379)		–	(132)	–		–		(511)
Net interest income	3,662		15	(115)	–		–		3,562

Total fee and other income	2,641		1,386	–	–		(331	) (1)	3,696
Revenue from CFVs	–		–	–	133		–		133
Total non-interest revenue	2,641		1,386	–	133		(331)		3,829
Total revenues, net of interest expense	6,303		1,401	(115)	133		(331)		7,391

Operating and other expenses:
Interest expense	(281)		(29)	(1,398)	–		–		(1,708)
Operating expenses	(1,948)		(2,210)	(1,407)	–		–		(5,565)
Other expenses, net	(435)		(284)	(1,003)	–		–		(1,722)
Expenses from CFVs	–		–	–	(9,345)		331	(1)	(9,014)
Total operating and other expenses	(2,664)		(2,523)	(3,808)	(9,345)		331		(18,009)
Net gains on assets, derivatives and extinguishment of liabilities	10,342		–	–	–		–		10,342
Equity in (losses) income from unconsolidated funds and ventures	(42)		62	–	–		–		20
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,698	) (2)	–	–	(4,956	) (2)	–		(6,654)
Income (loss) from continuing operations before income taxes	12,241		(1,060)	(3,923)	(14,168)		–		(6,910)
Income tax expense	–		–	(278)	–		–		(278)
Income from discontinued operations, net of tax	83		–	6	–		–		89
Net income (loss)	12,324		(1,060)	(4,195)	(14,168)		–		(7,099)
Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	–		–	–	14,168		–		14,168
Net income (loss) to common shareholders shareholders	$12,324		$(1,060)	$(4,195)	$–		$–		$7,069

(1)	Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during the second quarter of 2015 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”). The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP. For purposes of the table above, the Company recognized $1.7 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended June 30, 2014
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$3,417		$11	$–	$–		$(583	) (1)	$2,845
Total interest expense	(763)		–	(182)	–		–		(945)
Net interest income	2,654		11	(182)	–		(583)		1,900

Total fee and other income	2,659		716	–	–		(1,159	) (2)	2,216
Revenue from CFVs	–		–	–	5,610		–		5,610
Total non-interest revenue	2,659		716	–	5,610		(1,159)		7,826
Total revenues, net of interest expense	5,313		727	(182)	5,610		(1,742)		9,726

Operating and other expenses:
Interest expense	(768)		(38)	(2,683)	–		–		(3,489)
Operating expenses	(1,726)		(1,710)	(1,537)	–		–		(4,973)
Other expenses	(997)		20	(73)	–		196	(3)	(854)
Expenses from CFVs	–		–	–	(14,219)		1,560	(5)	(12,659)
Total operating and other expenses	(3,491)		(1,728)	(4,293)	(14,219)		1,756		(21,975)
Net gains on assets, derivatives and extinguishment of liabilities	453		–	1,100	–		–		1,553
Equity in losses from unconsolidated funds and ventures	(122)		(22)	–	–		–		(144)
Net gains related to CFVs	–		–	–	(657)		–		(657)
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(961	) (6)	14	–	(6,077	) (6)	(14	) (4)	(7,038)
Income (loss) from continuing operations before income taxes	1,192		(1,009)	(3,375)	(15,343)		–		(18,535)
Income tax benefit	–		–	1,194	–		–		1,194
Income (loss) from discontinued operations, net of tax	503		–	(944)	–		–		(441)
Net income (loss)	1,695		(1,009)	(3,125)	(15,343)		–		(17,782)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	–		21	–	15,343		–		15,364
Related to discontinued operations operations	–		–	–	–		–		–
Net income (loss) to common shareholders shareholders	$1,695		$(988)	$(3,125)	$–		$–		$(2,418)

(1)	Represents bond interest income that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in total interest income for U.S. Operations.

(2)	This amount includes $0.6 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in total fee and other income for International Operations. This amount also includes $0.2 million of asset management fees and $0.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the second quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)	Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s second quarter of 2014 net income) which was recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.01 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”). The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP. For purposes of the table above, the Company recognized $1.0 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2015
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$8,082		$34	$30	$–		$–		$8,146
Total interest expense	(708)		–	(277)	–		–		(985)
Net interest income	7,374		34	(247)	–		–		7,161

Total fee and other income	4,695		2,616	488	–		(662	) (1)	7,137
Revenue from CFVs	–		–	–	200		–		200
Total non-interest revenue	4,695		2,616	488	200		(662)		7,337
Total revenues, net of interest expense	12,069		2,650	241	200		(662)		14,498

Operating and other expenses:
Interest expense	(796)		(58)	(4,050)	–		–		(4,904)
Operating expenses	(3,560)		(4,292)	(2,992)	–		–		(10,844)
Other expenses, net	(693)		(30)	(1,106)	–		–		(1,829)
Expenses from CFVs	–		–	–	(18,992)		662	(1)	(18,330)
Total operating and other expenses	(5,049)		(4,380)	(8,148)	(18,992)		662		(35,907)
Net gains on assets, derivatives and extinguishment of liabilities	11,910		–	–	–		–		11,910
Equity in (losses) income from unconsolidated funds and ventures	(51)		144	–	–		–		93
Equity in losses from Lower Tier Property Partnerships of CFVs	(2,667	) (2)	–	–	(9,680	) (2)	–		(12,347)
Income (loss) from continuing operations before income taxes	16,212		(1,586)	(7,907)	(28,472)		–		(21,753)
Income tax expense	–		–	(132)	–		–		(132)
Income from discontinued operations, net of tax	161		–	–	–		–		161
Net income (loss)	16,373		(1,586)	(8,039)	(28,472)		–		(21,724)
Income allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	–		–	–	28,472		–		28,472
Net income (loss) to common shareholders shareholders	$16,373		$(1,586)	$(8,039)	$–		$–		$6,748

(1)	Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during the first six months of 2015 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”). The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP. For purposes of the table above, the Company recognized $2.7 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2014
(in thousands)	U.S. Operations		International Operations	Corporate	CFVs		Income Allocation Reclasses		MMA Consolidated
Total interest income	$9,055		$21	$–	$–		$(926	) (1)	$8,150
Total interest expense	(1,779)		–	(369)	–		–		(2,148)
Net interest income	7,276		21	(369)	–		(926)		6,002

Total fee and other income	4,905		1,762	30	–		(2,331	) (2)	4,366
Revenue from CFVs	–		–	–	10,660		–		10,660
Total non-interest revenue	4,905		1,762	30	10,660		(2,331)		15,026
Total revenues, net of interest expense	12,181		1,783	(339)	10,660		(3,257)		21,028

Operating and other expenses:
Interest expense	(1,573)		(75)	(5,414)	–		–		(7,062)
Operating expenses	(3,617)		(3,415)	(3,615)	–		–		(10,647)
Other expenses	(1,729)		(13)	(168)	–		255	(3)	(1,655)
Expenses from CFVs	–		–	–	(27,452)		3,144	(5)	(24,308)
Total operating and other expenses	(6,919)		(3,503)	(9,197)	(27,452)		3,399		(43,672)
Net gains on assets, derivatives and extinguishment of liabilities	88		–	1,100	–		–		1,188
Net gains transferred into net income from AOCI due to real estate foreclosure	2,003		–	–	–		–		2,003
Equity in losses from unconsolidated funds and ventures	(184)		(70)	–	–		–		(254)
Net gains related to CFVs	–		–	–	4,152		–		4,152
Equity in (losses) gains from Lower Tier Property Partnerships of CFVs	(1,910	) (6)	142	–	(12,556	) (6)	(142	) (4)	(14,466)
Income (loss) from continuing operations before income taxes	5,259		(1,648)	(8,436)	(25,196)		–		(30,021)
Income tax benefit	–		–	1,748	–		–		1,748
Income (loss) from discontinued operations, net of tax	15,636		–	(1,448)	(150)		–		14,038
Net income (loss)	20,895		(1,648)	(8,136)	(25,346)		–		(14,235)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations operations	–		78	–	25,196		–		25,274
Related to discontinued operations operations	–		–	–	150		–		150
Net income (loss) to common shareholders shareholders	$20,895		$(1,570)	$(8,136)	$–		$–		$11,189

(1)	Represents bond interest income that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.9 million was reflected in total interest income for U.S. Operations.

(2)	This amount includes $1.3 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.3 million was reflected in total fee and other income for International Operations. This amount also includes $0.4 million of asset management fees and $0.6 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first six months of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)	Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)	Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s first quarter of 2014 net income) which was recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.

(6)	Represents equity in losses from the Lower Tier Property Partnerships that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”). The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP. For purposes of the table above, the Company recognized $1.9 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The total assets by segment at June 30, 2015 and December 31, 2014 are presented in the table below:

(in thousands)	June 30, 2015	December 31, 2014
ASSETS
U.S. Operations	$320,149	$362,991
Corporate Operations	57,864	28,981
International Operations	11,257	10,645
Total segment assets	389,270	402,617
Other adjustments	(389)	(389)
Assets of CFVs	233,425	266,518
Total MMA consolidated assets	$622,306	$668,746

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

U.S. Operations

Our U.S. Operations consists of three business lines: Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTC”) and Other Investments and Obligations.

The Leveraged Bonds business line finances affordable housing and infrastructure in the U.S. This business line manages the vast majority of the Company’s bonds and associated financings. The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

Our LIHTC business consists primarily of a secured loan receivable from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM in 2019.

The Other Investments and Obligations business line includes legacy assets targeted for eventual disposition and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy capital business that operates as MMA Energy Capital, LLC (“MEC”).

International Operations

We manage our International Operations through a wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”). IHS’s strategy is to raise, invest in and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa. During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS Property Management Propriety Limited (“IHS PM”), to provide property management services to the properties of the IHS managed funds and ventures. IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Financial Results

As outlined on the balance sheet summary (Table 1) below, common shareholders’ equity increased $2.8 million for the quarter to $95.3 million at June 30, 2015 from $92.5 million at March 31, 2015. The Company reported a 9.1% increase in diluted common shareholders’ equity per share representing an increase of $1.16 to $13.92 at June 30, 2015 from $12.76 at March 31, 2015. The majority of the Company’s reported growth per share, or $0.98 per share, was primarily due to net income generated during the second quarter, driven mainly by real estate sales, while $0.18 per share was due to common share repurchases completed during the second quarter at prices below book value per share.

Balance Sheet Summary – Table 1

The table below summarizes the change in our balance sheet at June 30, 2015 from March 31, 2015. The balance sheet below presents the assets, liabilities and equity attributable to the noncontrolling interest holder of Consolidated Funds and Ventures (“CFVs”) as separate line items. At each period presented, CFVs were comprised of guaranteed LIHTC Funds. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

	(in thousands)	June 30, 2015 (Unaudited)	March 31, 2015 (Unaudited)	December 31, 2014	Change for 2Q15
	Assets
1	Cash and cash equivalents	$58,123	$30,283	$29,619	$27,840
2	Restricted cash (without CFVs)	29,217	29,217	26,003	–
3	Bonds available-for-sale	207,662	220,129	222,899	(12,467)
4	Investments in real estate partnerships (without CFVs)	27,762	27,906	28,218	(144)
5	Investment in preferred stock	31,371	31,371	31,371	–
6	Other assets (without CFVs)	34,746	64,795	64,118	(30,049)
7	Assets of CFVs (1)	233,425	253,460	266,518	(20,035)
8	Total assets	$622,306	$657,161	$668,746	$(34,855)

	Liabilities and Noncontrolling Equity
9	Debt (without CFVs)	$264,485	$286,596	$283,831	$(22,111)
10	Accounts payable and accrued expenses	3,908	3,416	5,538	492
11	Other liabilities (without CFVs) (1)	14,139	10,180	10,039	3,959
12	Liabilities of CFVs	42,281	49,056	48,140	(6,775)
13	Noncontrolling equity related to CFVs (2)	202,214	215,807	230,111	(13,593)
14	Noncontrolling equity related to IHS (3)	–	(397)	(397)	397
15	Total liabilities and noncontrolling equity	$527,027	$564,658	$577,262	$(37,631)

16	Common Shareholders’ Equity	$95,279	$92,503	$91,484	$2,776

17	Common shares outstanding	6,807	7,184	7,228	(377)
18	Common shareholders’ equity per common share	$14.00	$12.88	$12.66	$1.12

19	Diluted common shareholders’ equity	$99,447	$95,624	$94,448	$3,823
20	Diluted common share outstanding	7,143	7,496	7,547	(353)
21	Diluted common shareholders’ equity per common share	$13.92	$12.76	$12.51	$1.16

(1)	Assets of CFVs exclude $11.1 million, $11.4 million and $11.7 million as of June 30, 2015, March 31, 2015 and December 31, 2014, respectively, of net assets; and other liabilities of MMA excludes $11.1 million, $11.4 million and $11.7 million as of June 30, 2015, March 31, 2015 and December 31, 2014, respectively, of net liabilities. These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

(2)	Represents the amount of equity attributable to noncontrolling interest holders in the CFVs and reported through Noncontrolling interests in CFVs and IHS on the Company’s Consolidated Balance Sheets.

(3)	Represents the deficit equity balance attributable to the noncontrolling interest holder in IHS reported through Noncontrolling interests in CFVs and IHS on the Company’s Consolidated Balance Sheets.

Common Shareholders’ Equity – Table 2

The table below summarizes the changes in common shareholders’ equity for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net income (loss) to common shareholders (see Table 3)	$7,069	$(2,418)	$9,487	$6,748	11,189	$(4,441)
2	Other comprehensive income allocable to common shareholders (see Table 4)	42	1,712	(1,670)	1,968	4,488	(2,520)
3	Other changes in common shareholders’ equity (see Table 5)	(4,335)	(6,590)	2,255	(4,921)	(7,580)	2,659
4	Net increase (decrease) to common shareholders’ equity	$2,776	$(7,296)	$10,072	$3,795	$8,097	$(4,302)

Net Income to Common Shareholders – Table 3

The table below summarizes the common shareholders’ net income (loss) performance for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net interest income (see Table 6)	$3,562	$1,900	$1,662	$7,161	$6,002	$1,159
2	Fee and other income (see Table 7)	3,696	2,216	1,480	7,137	4,366	2,771
	Operating and other expenses:
3	Other interest expense (see Table 8)	(1,708)	(3,489)	1,781	(4,904)	(7,062)	2,158
4	Operating expenses (see Table 9)	(7,287)	(5,827)	(1,460)	(12,673)	(12,302)	(371)
5	Net gains on assets, derivatives and Extinguishment of liabilities (see Table 10)	10,342	1,553	8,789	11,910	1,188	10,722
6	Net gains transferred into net income from accumulated other comprehensive income (“AOCI”) due to real estate foreclosure (see Table 4)	–	–	–	–	2,003	(2,003)
7	Equity in income (losses) from unconsolidated funds and ventures	20	(144)	164	93	(254)	347
8	Net (loss) income allocated to common shareholders related to CFVs (see Table 11)	(1,367)	599	(1,966)	(2,005)	1,235	(3,240)
9	Net expenses allocated to IHS minority interest holder (see Table 11)	–	21	(21)	–	77	(77)
10	Net income (loss) to common shareholders from continuing operations before income taxes	7,258	(3,171)	10,429	6,719	(4,747)	11,466
11	Income tax (expense) benefit	(278)	1,194	(1,472)	(132)	1,748	(1,880)
12	Net income (loss) to common shareholders from discontinued operations, net of tax	89	(441)	530	161	14,188	(14,027)
13	Net income (loss) to common shareholders	$7,069	$(2,418)	$9,487	$6,748	$11,189	$(4,441)

Other Comprehensive Income Allocable to Common Shareholders – Table 4

The table below summarizes the common shareholders’ other comprehensive income for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
	Bond related activity:
1	Increase in bond values due to market conditions	$1,307	$1,950	$(643)	$3,078	$5,907	$(2,829)
2	Increase in bond values due to equity in losses from Lower Tier Property Partnerships (“LTPP”) (see Table 11)	1,698	958	740	2,667	1,907	760
3	Reversal of net unrealized gains on sold bonds	(3,395)	(778)	(2,617)	(3,866)	(778)	(3,088)
4	Reclassification of unrealized losses to operations due to impairment	179	–	179	179	–	179
5	Reversal of unrealized gains from AOCI to Net Income due to foreclosure (see Table 3)	–	–	–	–	(2,003)	2,003
6	Other comprehensive income related to bond related activity	(211)	2,130	(2,341)	2,058	5,033	(2,975)
7	Income tax benefit (expense)	211	(329)	540	–	(458)	458
8	Foreign currency translation adjustment	42	(89)	131	(90)	(87)	(3)
9	Other comprehensive income allocable to common shareholders	$42	$1,712	$(1,670)	$1,968	$4,488	$(2,520)

During the three months and six months ended June 30, 2015, we recorded net unrealized gains of $1.3 million and $3.1 million, respectively, on our bond portfolio (line 1 above). The majority of the unrealized gains recorded during the first six months of 2015 were due to the workout of certain non-performing bonds, improvements in the underlying credit and improvements in property operations that increased future expected cash flows in certain non-performing and collateral dependent performing bonds.

The bonds that were financed through total return swaps (“TRS”) and accounted for as derivatives had net unrealized gains of $0.2 million for the six months ended June 30, 2015.  These unrealized gains were driven by a decline in market yields and were reported as unrealized gains on derivatives in Table 3, line 5.

Other Changes in Common Shareholders’ Equity – Table 5

The table below summarizes other changes in common shareholders’ equity for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Common share repurchases	$(4,100)	$(3,779)	$(321)	$(4,668)	$(4,648)	$(20)
2	Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(388)	–	(388)	(547)	–	(547)
3	Director and employee share awards	153	31	122	294	180	114
4	Net change due to consolidation	–	(2,842)	2,842	–	(3,112)	3,112
5	Other changes in common shareholders’ equity	$(4,335)	$(6,590)	$2,255	$(4,921)	$(7,580)	$2,659

During the three months ended June 30, 2015, the Company repurchased 390,580 shares at an average price of $10.50 resulting in a reduction to common shareholders’ equity of $4.1 million, but causing our equity per diluted common share outstanding to increase by $0.18 during the second quarter of 2015.

During the six months ended June 30, 2015, the Company repurchased 448,912 shares at an average price of $10.40 resulting in a reduction to common shareholders’ equity of $4.7 million, but causing our equity per diluted common share outstanding to increase by $0.21 during the first six months of 2015.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net interest income – Table 6

The following table summarizes our net interest income for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
	Interest income:
1	Interest on bonds	$3,270	$2,629	$641	$6,602	$7,789	$(1,187)
2	Interest on loans and short-term investments	803	216	587	1,544	361	1,183
3	Total interest income	4,073	2,845	1,228	8,146	8,150	(4)
	Asset related interest expense:
4	Total return swaps, bond related	(379)	(759)	380	(705)	(1,764)	1,059
5	Notes payable and other debt, non-bond related	(132)	(186)	54	(280)	(384)	104
6	Total interest expense	(511)	(945)	434	(985)	(2,148)	1,163
7	Net interest income	$3,562	$1,900	$1,662	$7,161	$6,002	$1,159

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Interest income on bonds increased by $0.6 million primarily due to $0.5 million of interest income accrued for a bond that was previously on non-accrual but became current in the fourth quarter of 2014. We also recognized $0.1 million of additional interest on our non-accrual bonds.

Interest on loans and short-term investments increased by $0.6 million primarily due to $0.5 million of interest recognized on the Bridge Loan we made to MGM during the fourth quarter of 2014. This loan was paid off during the second quarter of 2015.

Asset related interest expense decreased by $0.4 million primarily due to $30.3 million of bond financings, with a 7.8% weighted average effective interest rate, that were terminated during the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Interest income on bonds decreased by $1.2 million primarily as a result of a 2014 bond restructuring where we collected $1.2 million of delinquent interest which was not repeated during the six months ended June 30, 2015.

Interest on loans and short-term investments increased by $1.2 million primarily due to $1.0 million of interest recognized on the Bridge Loan we made to MGM during the fourth quarter of 2014. This loan was paid off during the second quarter of 2015.

Asset related interest expense decreased by $1.2 million primarily due to $30.3 million of bond financings, with a 7.8% weighted average effective interest rate, that were terminated during the second quarter of 2014.

Fee and Other Income – Table 7

The following table summarizes our fee and other income for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Income on preferred stock investment	$1,311	$1,312	$(1)	$2,608	$2,609	$(1)
2	Asset management fees and reimbursements	1,245	81	1,164	2,475	482	1,993
3	Other income	1,140	823	317	2,054	1,275	779
4	Fee and other income	$3,696	$2,216	$1,480	$7,137	$4,366	$2,771

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Fee and other income increased by $1.5 million mainly due to a $1.2 million increase in asset management fees and reimbursements from IHS funds and ventures. The majority of this increase was due to $0.6 million of asset management fees recognized in the second quarter of 2015 associated with IHS Fund II which was a new fund starting in the third quarter of 2014. In addition, there was $0.6 million of SAWHF asset management fees that were reported through Fee and other income during the second quarter of 2015; however, because SAWHF was previously consolidated, asset management fees of $0.6 million for the second quarter of 2014 were reported as an allocation of income (see Table 11, line 8).

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Fee and other income increased by $2.8 million mainly due to a $2.0 million increase in asset management fees and reimbursements from IHS funds and ventures. The majority of this increase was due to $1.2 million of SAWHF asset management fees that were reported through Fee and other income during the first six months of 2015; however, because SAWHF was previously consolidated, asset management fees of $1.2 million for the first six months of 2014 were reported as an allocation of income (see Table 11, line 10). In addition, we recognized $1.0 million of IHS Fund II asset management fees in the first six months of 2015.

Other income on Table 7, line 3 above, increased mainly due to the $0.5 million of litigation reserve that was released during the first six months of 2015. See “Notes to Consolidated Financial Statements – Note 11, Commitments and Contingencies” for more information.

Other interest expense – Table 8

The following table summarizes our other interest expense for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Subordinate debentures	$(1,398)	$(2,569)	$1,171	$(4,050)	$(5,111)	$1,061
2	Notes payable and other debt	(310)	(920)	610	(854)	(1,951)	1,097
3	Other interest expense	$(1,708)	$(3,489)	$1,781	$(4,904)	$(7,062)	$2,158

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

Other interest expense represents interest expense associated with debt which does not finance interest-bearing assets. Declines in other interest expense for the three months and six months ended June 30, 2015 were mainly driven by the decline in the effective interest rate associated with MMA Financial Holdings, Inc. (“MFH”) subordinate debt which was restructured during the second quarter of 2015. Prior to the restructuring, the effective interest rate of this debt was 6.9% and subsequent to the restructuring the effective interest rate of this debt was 1.6%. Also contributing to the decline was the payoff of certain notes payable and other debt in the third and fourth quarters of 2014.

Operating Expenses – Table 9

The following table summarizes our operating expenses for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Salaries and benefits	$(3,911)	$(3,096)	$(815)	$(7,183)	$(6,425)	$(758)
2	General and administrative	(773)	(894)	121	(1,636)	(1,857)	221
3	Professional fees	(881)	(983)	102	(2,025)	(2,365)	340
4	Other expenses	(1,722)	(854)	(868)	(1,829)	(1,655)	(174)
5	Operating expenses	$(7,287)	$(5,827)	$(1,460)	$(12,673)	$(12,302)	$(371)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Salaries and benefits increased by $0.8 million mainly due to $0.5 million of additional bonus accrual as well as $0.3 million of additional stock option expense.

Other expenses primarily include asset management costs, asset workout expenses, depreciation and amortization, impairment on bonds and costs related to our ownership of real estate. Other expenses increased by $0.9 million mainly due to $1.0 million of fees related to the restructuring of the MFH subordinate debt, $0.3 million of foreign currency losses recognized in the second quarter of 2015 and $0.2 million of bond impairment. These expenses were partially offset by a decline in asset management costs and real estate related expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Salaries and benefits increased by $0.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 mainly due to additional bonus expense.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities – Table 10

The following table summarizes our net gains (losses) on assets and derivatives for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net gains on bonds	$3,792	$768	$3,024	$4,375	$768	$3,607
2	Net gains (losses) on loans	–	6	(6)	–	(3)	3
3	Net gains on derivatives	928	377	551	1,913	21	1,892
4	Net gains on sale of real estate	5,622	–	5,622	5,622	–	5,622
5	Net gains on extinguishments of liabilities	–	402	(402)	–	402	(402)
6	Net gains on assets, derivatives and extinguishment of liabilities	$10,342	$1,553	$8,789	$11,910	$1,188	$10,722

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net gains on bonds were $3.8 million for the second quarter of 2015. During the second quarter of 2015, we had a bond redemption that resulted in a gain on sale of $3.8 million, of which $3.4 million was due to unrealized gains previously recognized in AOCI that were transferred into net income at the time of sale. The Company recognized an overall increase of $0.4 million to its common shareholders’ equity associated with this bond redemption.

Net gains on sale of real estate were $5.6 million for the second quarter of 2015 mainly due to the sale of an affordable multifamily property for $14.6 million that resulted in a gain on sale of real estate of $5.1 million, which was reported through continuing operations.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net gains on bonds were $4.4 million for the second quarter of 2015. In addition to the gain of $3.8 million recognized during the second quarter of 2015 discussed above, we also sold a bond interest during the first quarter of 2015 for $0.6 million that resulted in a gain on sale of $0.6 million of which $0.5 million was due to unrealized gains previously recognized in AOCI that were transferred into net income at the time of sale.

Net gains on sale of real estate of $5.6 million for the first six months of 2015 were comprised of the second quarter 2015 sale activity discussed above.

Net Gains on Derivatives

Net gains on derivatives increased by $0.6 million and $1.9 million for the three months and six months ended June 30, 2015 as compared to 2014, respectively. The details of Net gains on derivatives (Table 10, line 3 above) for the three months and six months ended June 30, 2015 and 2014 are as follows:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
7	Interest income on bond related TRS	$1,354	$825	$529	$2,680	$825	$1,855
8	Interest expense on bond related TRS	(365)	(201)	(164)	(680)	(201)	(479)
9	Other (primarily represents change in derivative values)	(61)	(247)	186	(87)	(603)	516
10	Net gains on derivatives	$928	$377	$551	$1,913	$21	$1,892

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

Net gains on derivatives were higher during 2015 as compared to 2014 mainly due to the net interest income associated with $95.5 million of bond-related TRSs (notional amount) that were entered into during the second quarter of 2014.

Net (Loss) Income Allocated to Common Shareholders Related to CFVs – Table 11

The table below summarizes the allocable net (loss) income related to funds and ventures that were consolidated for the three months and six months ended June 30, 2015 and 2014:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Revenue from CFVs	$133	$5,610	$(5,477)	$200	$10,660	$(10,460)
2	Expense from CFVs	(9,014)	(12,659)	3,645	(18,330)	(24,308)	5,978
3	Net (losses) gains from CFVs	–	(657)	657	–	4,152	(4,152)
4	Equity in losses from LTPP of CFVs	(6,654)	(7,038)	384	(12,347)	(14,466)	2,119
5	Net loss from CFVs	(15,535)	(14,744)	(791)	(30,477)	(23,962)	(6,515)
6	Net losses from CFVs allocable to noncontrolling interests in CFVs and IHS (1)	14,168	15,343	(1,175)	28,472	25,197	3,275
7	Net (loss) income from CFVs allocated to the common shareholders	$(1,367)	$599	$(1,966)	$(2,005)	$1,235	$(3,240)

(1)	Excludes $21,004 and $77,326 of net loss allocable to the minority interest holder in IHS for the three months and six months ended June 30, 2014. These amounts are excluded from this presentation because IHS related activity is not included within lines 1 through 5 above. There were no losses allocable to the minority interest holder in IHS for the three months and six months ended June 30, 2015.

The majority of the change period over period is due to the Company no longer consolidating SAWHF and the non-profit entity and its Consolidated LTPPs as of December 31, 2014.

The details of Net (loss) income from CFVs allocated to the common shareholders for the three months and six months ended June 30, 2015 and 2014 are as follows:

		For the three months ended June 30,			For the six months ended June 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
8	Guarantee fees	$331	$331	$–	$662	$662	$–
9	Equity in losses from Lower Tier Property Partnerships	(1,698)	(961)	(737)	(2,667)	(1,910)	(757)
10	Asset management fees	–	828	(828)	–	1,670	(1,670)
11	Interest income	–	583	(583)	–	926	(926)
12	Equity in income from SAWHF	–	14	(14)	–	142	(142)
13	Other expenses	–	(196)	196	–	(255)	255
14	Net (loss) income from CFVs allocable to common shareholders	$(1,367)	$599	$(1,966)	$(2,005)	$1,235	$(3,240)

Guarantee fees associated with the guaranteed LIHTC Funds that we continue to consolidate represent revenue recognized from fees collected at fund formation. As of June 30, 2015, we had $11.5 million of deferred guarantee fees.

Equity in losses from Lower Tier Property Partnerships are losses from certain LTPPs that are allocated to MMA’s bond interest in the Lower Tier Property Partnerships. To the extent MMA has a bond interest in the Lower Tier Property Partnership and the consolidated LIHTC Funds’ equity interest in the Lower Tier Property Partnership has no remaining book basis, MMA is required to pick up the limited partners’ share of losses from the Lower Tier Property Partnership. Because we carry our bonds at fair value, these losses are equally offset by an increase to unrealized bond value recorded through AOCI having no impact on overall common shareholders’ equity (see Table 4, line 2).

Asset management fees recognized during the three months ended and six months ended June 30, 2014 are primarily related to IHS’s management of SAWHF ($0.6 million and $1.2 million, respectively). The fees earned from SAWHF for the three months ended and six months ended June 30, 2015 of $0.6 million and $1.2 million, respectively, are reported through asset management fees on Table 7, line 5, and are not recognized as an allocation of income because SAWHF is no longer consolidated as of December 31, 2014. The remaining asset management fees recognized during the three months and six months ended June 30, 2014 related to the management of certain LIHTC funds and those asset management rights were sold during the fourth quarter of 2014.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities. At June 30, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $58.1 million and $29.6 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

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

	For the six months ended June 30, 2015
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$29,619	$–	$29,619
Net cash (used in) provided by:
Operating activities	(5,836)	(7,041)	(12,877)
Investing activities	43,714	6,466	50,180
Financing activities	(9,374)	575	(8,799)
Net increase in cash and cash equivalents	28,504	–	28,504
Cash and cash equivalents at end of period	$58,123	$–	$58,123

	For the six months ended June 30, 2014
(in thousands)	MMA	CFVs	Total
Unrestricted cash and cash equivalents at beginning of period	$66,794	$–	$66,794
Net cash (used in) provided by:
Operating activities	(3,271)	278	(2,993)
Investing activities	30,505	(121)	30,384
Financing activities	(50,369)	(157)	(50,526)
Net decrease in cash and cash equivalents	(23,135)	–	(23,135)
Cash and cash equivalents at end of period	$43,659	$–	$43,659

Operating activities

Cash flows used in operations for MMA were as follows for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
(in thousands)	2015	2014	Change
Interest income	$9,348	$9,273	$75
Preferred stock dividends received	2,609	2,609	–
IHS asset management fees received	1,528	2,101	(573)
Other income	931	2,084	(1,153)
Salaries and benefits	(6,967)	(5,393)	(1,574)
Advances on and originations of loans held for sale	(4,243)	–	(4,243)
Interest paid	(3,806)	(6,342)	2,536
Professional fees	(2,066)	(3,617)	1,551
General and administrative	(1,960)	(2,468)	508
Other expenses	(1,812)	(1,993)	181
Other	602	475	127
Net cash used in operating activities	$(5,836)	$(3,271)	$(2,565)

Cash flows used in operating activities were $2.6 million higher during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

During the second quarter of 2015, we funded $4.2 million of loans held for sale through our new renewable energy capital business. As required by U.S. GAAP the amount of cash used to fund these loans was recognized as an operating activity because these loans were classified as held for sale for accounting purposes.

Through the first six months of 2015, we had a $1.6 million increase in salaries and benefits largely as a result of higher bonus payments in 2015. In addition, we had a $1.2 million decrease in other income primarily comprised of lower asset management fees as a result of selling our LIHTC business to Morrison Grove in the fourth quarter of 2014. Furthermore, we had a $0.6 million reduction in IHS asset management fees received primarily due to reimbursements of IHS Residential Partners I fund start up costs received during the first six months of 2014. These impacts, which decreased operating cash flows, were partially offset by a decrease in interest paid of $2.5 million as a result of significant debt pay downs during 2014. In addition, we spent approximately $2.1 million less on general and administrative expenses and professional fees, primarily as a result of a discounted settlement of an obligation related to professional fees that was paid during the second quarter of 2014.

Investing activities

Cash flows provided by investing activities for MMA were as follows for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
(in thousands)	2015	2014	Change
Proceeds from the sale of real estate and other investments	$29,662	$37,964	$(8,302)
Principal payments and sales proceeds received on bonds and loans	16,740	8,565	8,175
Capital distributions received from investments in property partnerships	122	–	122
Investments in property partnerships and real estate	(470)	(1,364)	894
Increase in restricted cash	(2,340)	(4,680)	2,340
Purchase, advances on and originations of bonds and loans	–	(9,980)	9,980
Net cash provided by investing activities	$43,714	$30,505	$13,209

Cash flows provided by investing activities were $13.2 million higher during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

During the six months ended June 30, 2014, we had $10.0 million of purchases, advances on and originations of bonds and loans compared to no cash used for this type of activity during 2015. For the six months ended June 30, 2015 we had an increase in principal payments and sales proceeds received on bonds and loans of $8.2 million, as compared to the same period in 2014 largely due to $14.4 million of the total cash payment of $17.3 received from MGM on the Bridge Loan payoff during the second quarter of 2015. The remaining $2.9 million cash payment related to a partial payment of the seller financing issued to MGM and is included in “Proceeds from the sale of real estate and other investments” within investing activities.

In addition, restricted cash increased by $2.3 million, primarily as a result of cash pledged as collateral related to a new TRS arrangement which was partially offset by the release of cash pledged as collateral related to the termination of a $11.6 million TRS financing arrangement associated with our preferred stock investments.

These positive impacts to investing cash flows were partially offset by an $8.3 million decrease in proceeds from the sale of real estate and other investments.

Financing activities

Cash flows provided by (used in) financing activities for MMA were as follows for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
(in thousands)	2015	2014	Change
Proceeds from borrowing activity	$25,585	$–	$25,585
Repayment of borrowings	(30,004)	(44,121)	14,117
Purchase of treasury stock	(4,668)	(4,648)	(20)
Payment of debt issuance costs	(128)	–	(128)
Distribution to holders of noncontrolling interest	(159)	(1,600)	1,441
Net cash provided by (used in) financing activities	$(9,374)	$(50,369)	$40,995

Cash flows used in financing activities were $41.0 million lower during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The decrease in cash used in financing activities was primarily due to proceeds of $25.6 million generated from TRS financing arrangements that were entered into during the first six months of 2015 and a $14.1 million decrease in repayment of borrowings. During 2014, the repayment of borrowings was largely comprised of $38.5 million of cash used in the second quarter of 2014 to repurchase bonds, but treated as repayment of borrowings for accounting purposes as a result of the financing agreement. During 2015, the repayment of borrowings was largely due to $15.4 million of interim principal payments made during the second quarter of 2015 on the subordinate debt issued by MFH and $11.6 million of cash used to terminate one of the TRS financings associated with our preferred stock investments during the first quarter of 2015.

Off-Balance Sheet Arrangements

In the fourth quarter of 2014, we provided $15.9 million of seller financing to MGM for the sale of substantially all of our LIHTC asset management operations including our general partner interests in 11 guaranteed LIHTC Funds. We did not record the seller financing on our balance sheet because we retained the yield guarantee to the investors in the 11 guaranteed LIHTC Funds. During the second quarter of 2015, MGM paid $2.9 million of the seller financing, bringing the off-balance sheet receivable from MGM to $13.0 million. We recorded the cash collected of $2.9 million to deferred gain through “Other Liabilities.” See “Notes to Consolidated Financial Statements – Note 5, Other Assets” for more information.

Debt

The following table summarizes the outstanding balances and weighted-average interest rates at June 30, 2015. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information on our debt.

(dollars in thousands)	June 30, 2015	Weighted-Average Interest Rate at June 30, 2015
Asset Related Debt (1)
Notes payable and other debt – bond related	$96,072	1.5%
Notes payable and other debt – non-bond related debt:	5,022	9.9
Total asset related debt	101,094	1.9

Other Debt (1)
Subordinate debentures	134,102	2.9
Notes payable and other debt debt:	29,289	4.1
Total other debt	163,391	3.1

Total asset related debt and other debt	264,485	2.7

Debt related to CFVs	6,712	5.3

Total debt	$271,197	2.7

(1)	Asset related debt is debt which finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations. Other debt is debt which does not finance interest-bearing assets. The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

At June 30, 2015, this debt was comprised of TRS financing agreements on bonds available-for-sale. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Other Debt

Subordinate debt

At June 30, 2015, the Company had $124.7 million of subordinate debt (principal) with a carrying value of $134.1 million and a weighted average effective interest rate of 2.9%. The carrying value includes $12.2 million of net premiums as a result of effective interest rate adjustments that will amortize as a reduction to debt expense over the life of the debt, offset by $2.8 million of unamortized debt issuance costs that will amortize as an increase to debt expense over the remaining life of the debt.

A significant portion of this debt ($96.4 million of principal) was issued by MFH. On May 21, 2015, the Company restructured this debt to include a reduction of the annual interest rate to 3-month LIBOR plus 200 bps plus quarterly principal amortization. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Notes payable and other debt

This debt is mainly comprised of TRS financing arrangements on the Company’s preferred stock investments. During the first quarter of 2015, the Company repaid $11.6 million of this debt and $25.0 million was extended and now matures on March 31, 2016. See “Notes to Consolidated Financial Statements - Note 3, Investment in Preferred Stock” for more information. This debt is non-amortizing and bears an interest rate of 3-month LIBOR plus 400 bps (4.3% at June 30, 2015) which resets quarterly. See “Notes to Consolidated Financial Statements – Note 6, Debt” for more information.

Covenant Compliance and Debt Maturities

During the second quarter of 2015, the Company paid $1.1 million of debt that was due and payable and operating under a forbearance agreement. At June 30, 2015, the Company was not in default under any of its debt arrangements.

Guarantees

The following table summarizes guarantees at June 30, 2015:

	June 30, 2015
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts	$13,209	$698

Through the indemnification contracts, we guaranty the investor yield on certain third party LIHTC Funds and property performance of certain LTPPs. We made no cash payments related to these indemnification agreements for the six months ended June 30, 2015. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that the Company will have to make payments under these indemnifications.

Our maximum exposure under the indemnification contracts represents the maximum loss we could incur under the guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees. We also have guarantees associated with certain consolidated LIHTC Funds. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

Debt Related to CFVs

At June 30, 2015, debt related to CFVs included a $6.7 million debt obligation of one of the consolidated LIHTC Funds. At June 30, 2015, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

Company Capital

Common Shares

Effective September 29, 2014, the Company executed a one-for-five reverse stock split to shareholders.

As of June 30, 2015, the Board had authorized total stock repurchases of up to 2.05 million shares.  Between July 1, 2015 and August 6, 2015, we repurchased 29,000 shares at an average price of $12.46. As of August 6, 2015, the Company had repurchased 1.8 million shares at an average price of $8.74 since the plan’s inception. At its August 6, 2015 meeting, the Board amended the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company.  Effective after the filing of this Report and until modified by further action of the Board, that price is $13.92 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash. We do not expect to pay a dividend for the foreseeable future.

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

Bond Portfolio

The table below provides key metrics related to all of our bonds, including those bonds that are financed through TRSs that the Company accounted for as derivatives as of June 30, 2015. Because as an economic matter we have the same exposure across all bonds financed by TRSs regardless of whether those financings are accounted by the Company as secured borrowings or derivatives, the asset management of our bond portfolio includes the asset management of all of these bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 7, Derivative Financial Instruments.”

(dollars in thousands)	Unpaid Principal Balance (“UPB”)		Fair Value		Wtd. Avg. Coupon		Wtd. Avg. Pay Rate (4)		Wtd. Debt Service Coverage (5)		Number of Bonds	Number of Multifamily Properties
Multifamily tax-exempt bonds
Performing	$190,819		$199,461		6.54%		6.54%		1.01	x	24	21
Non-performing (1), (2)	66,901		45,004		6.68%		3.07%		0.60	x	9	7
Subordinate cash flow (3)	10,761		6,138		6.82%		0.86%		N/A		4	–
Total Multifamily tax-exempt bonds	$268,481		$250,603		6.58	% (6)	5.64	% (6)	0.90	x	37	28

CDD bonds	$28,220		$26,785		6.75%		6.75%		N/A		2	N/A

Other bonds	$33,077		$33,814		4.34%		4.34%		N/A		4	N/A
Total Bond Portfolio	$329,778	(7)	$311,202	(7)	6.36	% (6)	5.60	% (6)	0.90	x	43	28

(1)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.

(2)	This amount included subordinate bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $3.4 million.

(3)	Subordinate cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months, however, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at June 30, 2015.

(5)	Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.

(6)	The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(7)	Includes 11 bonds financed by TRSs and accounted for as derivatives. These 11 bonds had a UPB of $99.5 million and a fair value of $103.5 million and were subject to TRSs with a notional amount of $100.8 million, for a net derivative asset value of $2.7 million. This amount also includes an additional 11 bonds financed by TRSs accounted for as a secured borrowing. These bonds had a UPB of $94.6 million and a fair value of $98.9 million and were subject to TRSs with a notional amount of $96.2 million.

Real Estate Investments

At June 30, 2015, our U.S. real estate investments had a GAAP carrying amount of $28.7 million with an estimated fair value of $35.8 million. Of the $28.7 million GAAP carrying amount, $22.5 million was reported through investments in real estate partnerships and $6.2 million was reported through other assets. At June 30, 2015, our U.S. real estate investments were comprised of interests in real estate partnerships that invest in commercial real estate, land and affordable multifamily rental properties as well as direct land investments. The Company estimates the fair value of its interests in real estate partnerships and direct land investments using various valuation techniques including discounting the expected cash flows from such investments, appraisals and other indications of fair value, including sale agreements and letters of intent to purchase if available.

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

Valuation of Bonds

Our bond portfolio includes mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices. For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs. However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. The bonds reflected on the Consolidated Balance Sheets at June 30, 2015 were priced on average at approximately 90% of the portfolio’s UPB.

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. As of June 30, 2015, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2015

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling. As a result of these rulings, the only counts remaining in the class action relate to the Company’s dividend reinvestment.

The parties have engaged in settlement discussions leading to a settlement agreement. On April 20, 2015, the parties submitted the agreement and related documents to the United States District Court for the District of Maryland for approval. The agreement provides for a maximum of $826,820 to cover payments to the class as well as the attorneys for the plaintiffs’ counsel. The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, so the final settlement amount to the class could be less than the amount stated above. Similarly, the court must approve the plaintiffs’ counsel’s attorneys’ fees, so the final amount could be less than stated. A hearing to approve the settlement is set for September 24, 2015. At or in advance of the hearing, class members will have an option to exclude themselves from the settlement and pursue their own claims individually. No such claims are expected.

The Company does not expect to directly incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by its insurance company. As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2015.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2015.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended June 30, 2015.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
4/1/2015 – 4/30/2015	185	$9.99	185	473
5/1/2015 – 5/31/2015	130	10.33	130	343
6/1/2015 – 6/30/2015	75	12.05	75	268
Total	390	$10.50	390

(1)	At its May 7, 2015 meeting, the Board set $12.76 as the maximum price at which management is authorized to purchase shares based on an assessment of the economic benefit of such purchases to the Company. As of June 30, 2015, the Board had authorized total stock repurchases of up to 2.05 million shares. Between July 1, 2015 and August 6, 2015, we repurchased 29,000 shares at an average price of $12.46. As of August 6, 2015, the Company had repurchased 1.8 million shares at an average price of $8.74 since the plan’s inception. Effective after the filing of this Report and until modified by further action of the Board, that price is $13.92 per share. Unless amended, the plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated: August 12, 2015	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	August 12, 2015
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	August 12, 2015
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
4.1	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015.	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on May 5, 2015.

10.1*	Employment Agreement by and between the Company and Dave Bjarnason dated as of July 10, 2015.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 16, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

E-1