Form 10-Q
period 2015-09-30
MMA CAPITAL MANAGEMENT, LLC
filed 2015-11-13
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 6,552,179 shares of common shares outstanding at November 6, 2015.

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended September  30, 2015 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	September 30,	At
	2015	December 31,
	(Unaudited)	2014
ASSETS
Cash and cash equivalents	$56,894	$29,619
Restricted cash (includes $21,283 and $24,186 related to CFVs)	30,477	50,189
Bonds available-for-sale (includes $177,318 and $144,611 pledged as collateral)	218,058	222,899
Investments in partnerships (includes $189,295 and $231,204 related to CFVs)	239,880	259,422
Investment in preferred stock (includes $25,000 and $31,371 pledged as collateral)	31,371	31,371
Other assets (includes $12,076 and $161 pledged as collateral and $9,539 and $11,128 related to CFVs)	47,856	75,246
Total assets	$624,536	$668,746

LIABILITIES AND EQUITY
Debt (includes $6,712 and $6,712 related to CFVs)	$275,522	$290,543
Accounts payable and accrued expenses	5,276	5,538
Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs	8,229	9,597
Other liabilities (includes $27,601 and $31,831 related to CFVs)	42,301	41,870
Total liabilities	$331,328	$347,548

Commitments and contingencies (Note 11)

Equity
Noncontrolling interests in CFVs, IHS and IHS PM (net of zero and $575 of subscriptions receivable)	$188,328	$229,714
Common shareholders’ equity:
Common shares, no par value (6,607,051 and 7,162,221 shares issued and outstanding
and 71,137 and 66,106 non-employee directors' and employee deferred shares issued at September 30, 2015 and December 31, 2014, respectively)	38,575	35,032
Accumulated other comprehensive income	66,305	56,452
Total common shareholders’ equity	104,880	91,484
Total equity	293,208	321,198
Total liabilities and equity	$624,536	$668,746

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Interest on bonds	$3,131	$5,240	$9,733	$13,029
Interest on loans and short-term investments	396	208	1,940	569
Total interest income	3,527	5,448	11,673	13,598

Interest expense
Bond related debt	318	347	1,023	2,111
Non-bond related debt	305	179	585	563
Total interest expense	623	526	1,608	2,674
Net interest income	2,904	4,922	10,065	10,924

Non-interest revenue
Income on preferred stock investment	1,326	1,326	3,934	3,935
Asset management fees and reimbursements	1,924	1,794	4,920	2,657
Other income	656	692	2,189	1,586
Revenue from CFVs	209	3,841	409	14,501
Total non-interest revenue	4,115	7,653	11,452	22,679
Total revenues, net of interest expense	7,019	12,575	21,517	33,603

Operating and other expenses
Interest expense	1,300	3,400	6,204	10,462
Salaries and benefits	4,232	2,973	11,415	9,398
General and administrative	719	737	2,355	2,594
Professional fees	718	1,507	2,743	3,872
Other expenses	2,267	1,940	4,096	3,595
Expenses from CFVs	10,890	17,296	29,220	41,604
Total operating and other expenses	20,126	27,853	56,033	71,525

Net gains (losses) on sale of real estate	4,296	(18)	9,918	(18)
Net gains on bonds	626	7,450	5,001	8,218
Net gains on derivatives and loans	1,523	1,761	3,436	1,779
Net gains on extinguishment of liabilities	─	1,476	─	1,878
Net gains transferred into net income from AOCI due to real estate foreclosure	─	─	─	2,003
Equity in income (losses) from unconsolidated funds and ventures	281	(182)	374	(436)
Net gains related to CFVs	─	12,627	─	16,779
Equity in losses from Lower Tier Property Partnerships of CFVs	(3,919)	(4,346)	(16,266)	(18,812)
Net (loss) income from continuing operations before income taxes	(10,300)	3,490	(32,053)	(26,531)
Income tax expense	(146)	(1,919)	(278)	(171)
Net income from discontinued operations, net of tax	83	3,903	244	17,941
Net (loss) income	(10,363)	5,474	(32,087)	(8,761)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS:
Related to continuing operations	13,780	7,138	42,252	32,412
Related to discontinued operations	─	─	─	150
Net income allocable to common shareholders	$3,417	$12,612	$10,165	$23,801

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic income per common share:
Income from continuing operations	$0.50	$1.17	$1.42	$0.74
Income from discontinued operations	0.01	0.52	0.04	2.33
Income per common share	$0.51	$1.69	$1.46	$3.07

Diluted income per common share:
Income from continuing operations	$0.48	$1.12	$1.42	$0.74
Income from discontinued operations	0.01	0.50	0.04	2.33
Income per common share	$0.49	$1.62	$1.46	$3.07

Weighted-average common shares outstanding:
Basic	6,746	7,454	6,970	7,760
Diluted	7,091	7,772	6,970	7,760

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2015		2014	2015	2014
Net income allocable to common shareholders		$3,417	$12,612	$10,165	$23,801
Net loss allocable to noncontrolling interests		(13,780)	(7,138)	(42,252)	(32,562)
Net (loss) income		$(10,363)	$5,474	$(32,087)	$(8,761)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains		$8,332	$3,370	$14,077	$11,184
Reversal of net unrealized losses (gains) on sold or redeemed bonds		386	(6,450)	(3,480)	(7,228)
Reclassification of unrealized losses to operations due to impairment		─	113	179	113
Reversal of unrealized gains from AOCI to Net Income due to foreclosure		─	─	─	(2,003)
Net change in other comprehensive income due to bonds		8,718	(2,967)	10,776	2,066
Income tax benefit		─	458	─	─
Foreign currency translation adjustment		(833)	(134)	(923)	(221)
Other comprehensive income (loss) allocable to common shareholders		$7,885	$(2,643)	$9,853	$1,845

Other comprehensive loss allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$(8,032)	$24	$(9,366)

Comprehensive income to common shareholders		$11,302	$9,969	$20,018	$25,646
Comprehensive loss to noncontrolling interests		(13,780)	(15,170)	(42,228)	(41,928)
Comprehensive loss		$(2,478)	$(5,201)	$(22,210)	$(16,282)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS	Total Equity
	Number	Amount
Balance, January 1, 2015	7,228	$35,032	$56,452	$91,484	$229,714	$321,198
Net income (loss)	─	10,165	─	10,165	(42,252)	(32,087)
Other comprehensive income	─	─	9,853	9,853	24	9,877
Contributions	─	─	─	─	575	575
Distributions	─	─	─	─	(106)	(106)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(547)	─	(547)	373	(174)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	41	472	─	472	─	472
Common share repurchases	(591)	(6,547)	─	(6,547)	─	(6,547)
Balance, September 30, 2015	6,678	$38,575	$66,305	$104,880	$188,328	$293,208

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,087)	$(8,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for credit losses and impairment (1)	25,237	20,555
Net equity in losses from equity investments in partnerships (1)	15,892	19,248
Net gains on bonds	(5,001)	(8,218)
Net gains on real estate	(10,075)	(17,653)
Net gains on derivatives and loans	(657)	(349)
Advances on and originations of loans held for sale	(6,752)	─
Net gains related to CFVs	─	(15,987)
Net gains due to initial real estate consolidation and foreclosure	─	(2,003)
Subordinate debt effective yield amortization and interest accruals	2,122	5,321
Depreciation and other amortization (1)	1,847	7,310
Foreign currency loss (1)	365	3,525
Stock-based compensation expense	1,702	1,808
Change in asset management fees payable related to CFVs	(4,448)	─
Other	64	(5,824)
Net cash used in operating activities	(11,791)	(1,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	29,255	9,587
Advances on and originations of loans held for investment	(1,045)	(8,125)
Advances on and purchases of bonds	(15,123)	(8,380)
Investments in property partnerships and real estate (1)	(27,002)	(24,537)
Proceeds from the sale of real estate and other investments	37,533	61,195
Decrease in restricted cash and cash of CFVs	19,907	21,216
Capital distributions received from investments in property partnerships (1)	6,410	13,922
Net cash provided by investing activities	49,935	64,878

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	32,743	─
Repayment of borrowings	(37,232)	(75,478)
Purchase of treasury stock	(6,547)	(6,938)
Other	167	(1,621)
Net cash used in financing activities	(10,869)	(84,037)
Net increase (decrease) in cash and cash equivalents	27,275	(20,187)
Cash and cash equivalents at beginning of period	29,619	66,794
Cash and cash equivalents at end of period	$56,894	$46,607

(1)	Majority of the activity was related to CFVs.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,091	$10,171
Income taxes paid	224	302

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	9,877	(7,521)
Debt and liabilities extinguished through sales and collections on bonds and loans	17,140	22,552
Increase in debt through loan fundings	4,886	─
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	11,058
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	397	2,849

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  When used in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (this “Report”), the “Company,” “MMA,” “we,” “our,” or “us” may refer to the registrant, the registrant and its subsidiaries, or one or more of the registrant’s subsidiaries depending on the context of the disclosure.

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

Our LIHTC business consists primarily of a secured subordinate loan receivable from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM beginning in 2019.

The Other Investments and Obligations business line includes legacy assets targeted for eventual disposition and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy finance business that operates as MMA Energy Capital, LLC (“MEC”).

International Operations

We manage our International Operations through a wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in, and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS Property Management Proprietary Limited (“IHS PM”), to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

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

New Accounting Guidance

Accounting for Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current guidance related to the consolidation of legal entities such as limited partnerships, limited liability corporations and securitization structures.  The guidance removed the specialized consolidation model surrounding limited partnerships and similar entities and amended the requirements that such entities must meet to qualify as voting interest entities.  In addition, the guidance eliminated certain of the conditions for evaluating whether fees paid to a decision maker or service provider represented a variable interest.  The new guidance is effective for us on January 1, 2016 with early adoption permitted.  The Company is currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Debt Issuance Costs

On April 7, 2015, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.”  This guidance provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015 with early adoption allowed.  This guidance is applied retrospectively to all prior periods.  Under the new guidance, debt issuance costs related to a note shall be reported in the Consolidated Balance Sheets as a direct deduction from the face amount of that note.  In this regard, debt issuance costs shall not be classified separately from related debt obligations as a deferred charge.  Therefore, as a result of adopting this guidance, the Company reclassified in its Consolidated Balance Sheets $2.9 million of debt issuance costs at December 31, 2014, from “Other Assets” to “Debt,” thereby decreasing the carrying value of our recognized debt obligations for presentational purposes.

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds Available-for-Sale

The Company’s bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing; typically however, the only source of recourse on these bonds is the collateral, which is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investments in other real estate related bonds include municipal bonds that are issued to finance the development of community infrastructure that supports mixed-use and commercial developments and that are secured by incremental tax revenues generated from the development.  Investments in other real estate related bonds also include senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as hospitals, healthcare facilities, charter schools and airports, as well as a subordinate investment in a collateralized mortgage backed security that finances multifamily housing.

The weighted average pay rate on the Company’s bond portfolio was 5.5% and 5.2% at September 30, 2015 and December 31, 2014, respectively.  Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at September 30, 2015 and December 31, 2014, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2015
			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair	FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses	Value	of UPB
Multifamily tax-exempt bonds	$164,020	$101,931	$54,393	$ ─	$156,324	95%
Other real estate related bond investments	62,385	48,117	13,617	─	61,734	99%
Total	$226,405	$150,048	$68,010	$ ─	$218,058	96%

	At
	December 31, 2014
			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair	FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	Value	of UPB
Multifamily tax-exempt bonds	$192,068	$126,897	$41,145	$(858)	$167,184	87%
Other real estate related bond investments	57,056	38,768	16,947	─	55,715	98%
Total	$249,124	$165,665	$58,092	$(858)	$222,899	89%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.
(2)	At December 31, 2014, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be OTTI and $0.3 million represents unrealized losses that were not considered OTTI.
(3)

Comprised of bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at December 31, 2014, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.0 million at December 31, 2014.

See Note 9, “Fair Value Measurements,” which describes factors that contributed to the $4.8 million decrease in the reported fair value of the Company’s bond portfolio during the nine months ended September 30, 2015.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the offering documents for such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the offering documents.  At September 30, 2015, six bonds (that have a combined amortized cost of $15.0 million and combined fair value of $24.9 million) were non-amortizing with principal due in full between November 2044 and August 2048.  The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit the bonds to be prepaid at par after a specified date that is prior to the stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at September 30, 2015, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
September 30, 2015	$57,475	$38,117	$54,499
October 1 through December 31, 2015	─	─	─
2016	─	─	─
2017	─	─	─
2018	2,000	675	2,041
2019	─	─	─
Thereafter	166,686	111,012	161,268
Bonds that may not be prepaid	244	244	250
Total	$226,405	$150,048	$218,058

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $40.5 million and $43.6 million at September 30, 2015 and December 31, 2014, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $0.4 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.4 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Total current	$177,575	$179,315
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	40,483	43,584
Total	$218,058	$222,899

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $10.9 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds at the time of their sale or redemption (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2015		2014	2015		2014
Net impairment recognized on bonds held at each period-end	$	─	$(113)	$	─	$(113)
Net impairment recognized on bonds sold/redeemed during
each period		─	─		(179)	─
Gains recognized at time of sale or redemption		626	7,450		5,001	8,218
Total net gains on bonds		$626	$7,337		$4,822	$8,105

NOTE 3—INVESTMENTS IN PREFERRED STOCK

The Company’s investments in preferred stock are prepayable at any time and represent an interest in a private national mortgage lender and servicer that specializes in affordable and market rate multifamily housing, senior housing and healthcare.  At September 30, 2015, the carrying value of the Company’s investments in preferred stock was $31.4 million and the UPB and estimated fair value was $36.6 million with a weighted average pay rate of 14.4%.  The Company accounts for its investment in preferred stock using the cost method of accounting and tests such investment for impairment at each balance sheet date.  The Company did not recognize any impairment losses associated with its investment in preferred stock for the nine months ended September 30, 2015 and 2014.

As of September 30, 2015, a significant portion of our investment in preferred stock ($25.0 million) was the referenced asset in two total return swap agreements that expire on March 31, 2016.

On October 30, 2015, the Company’s investments in preferred stock were fully redeemed by the issuer at a  par value of $36.6 million and, as a result, the Company terminated the two aforementioned total return swaps and will recognize a gain of $5.2 million during the fourth quarter of 2015.  Refer to Note 6, “Debt,” for more information.

NOTE 4—INVESTMENTS IN PARTNERSHIPS

The following table provides information about the carrying value of the Company’s investments in partnerships.

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Investments in U.S. real estate partnerships	$22,454	$22,529
Investments in IHS-managed funds	3,053	5,689
Investment in a solar joint venture	25,078	─
Investments in Lower Tier Property Partnerships (“LTPPs”) related to CFVs (1)	189,295	231,204
Total investments in partnerships	$239,880	$259,422
(1)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At September 30, 2015, $16.3 million of the reported carrying value of investments in U.S. real estate partnerships pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company accounts for this investment using the equity method of accounting.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.

At September 30, 2015, the majority of the remaining balance ($6.1 million) of investments in U.S. real estate partnerships pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The Company accounts for this investment using the equity method of accounting.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2015	2014
(in thousands)
Total assets	$86,018	$83,021
Total liabilities	39,222	34,856

The following table provides information about the net loss recognized by the Company in connection with its equity investment in U.S. real estate partnerships:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(655)	$(437)	$(1,503)	$(933)

Investments in IHS-managed Funds

At September 30, 2015, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners I and IHS Fund II) that range from a 1.8% to a  4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as has rights to an allocation of profits from such funds (the latter of which is often referred to as “carried interest”), which is contingent upon the investment returns generated by each investment vehicle.

The Company accounts for its interest in SAWHF, IHS Residential Partners I and IHS Fund II as equity investments using the equity method of accounting.  At September 30, 2015, the carrying basis of the Company’s equity investment in SAWHF, IHS Residential Partners I and IHS Fund II was $1.5 million, $1.5 million and $39,118, respectively.

The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other-than-temporary.  During the third quarter of 2015, the Company assessed that its co-investment in SAWHF was other-than-temporarily impaired and recognized a loss of $1.6 million in its Consolidated Statements of Operations as a component of “Other expenses” as a result of adjusting the carrying value of such investment to its fair value.

The following table provides information about the carrying value of total assets (primarily real estate) and liabilities of the three IHS-managed funds in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2015	2014
(in thousands)
Total assets	$251,790	$276,007
Total liabilities	103,449	104,863

The table that follows below provides information about the net (loss) income recognized by the Company in connection with its equity investments in the three IHS-managed funds.  However, the net loss that was recognized for the three months and nine months ended September 30, 2014 was related only to IHS Residential Partners I since, during such reporting periods, no capital had been called for IHS Fund II and SAWHF was consolidated by the Company for reporting purposes (such that its equity investment in SAWHF was eliminated for reporting purposes in consolidation).

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(1,291)	$(1,835)	$2,042	$(2,831)

Investment in a Solar Joint Venture

On July 15, 2015, the Company entered into a joint venture with a third party to provide capital for the development and construction of solar power projects throughout the U.S. (hereinafter, the “Solar Joint Venture”).  The Company is primarily responsible for the day-to-day management and operation of the Solar Joint Venture and day-to-day oversight of its investments.  In return for providing this service, the Company receives an administrative member cost reimbursement fee that is recognized in the Consolidated Statements of Operations as a component of “Asset management fees and reimbursements.”  The Company’s initial capital commitment was $25.0 million, which represented a 50% ownership interest in the Solar Joint Venture.  As of September 30, 2015, the Company had contributed $25.0 million in capital to the Solar Joint Venture.  The Company accounts for its investment in the Solar Joint Venture using the equity method of accounting.

On October 28, 2015, the Operating Agreement of the Solar Joint Venture was amended to increase the capital commitment for each member to $50.0 million.

The following table provides information about the carrying amount of total assets (primarily cash and solar construction and development loans) and liabilities of the Solar Joint Venture in which the Company held an equity investment at September 30, 2015:

	At	At
	September 30,	December 31,
	2015	2014
(in thousands)
Total assets	$50,812	$ ─
Total liabilities	984	─

The following table displays the net income recognized by the Company in connection with its equity investment in the Solar Joint Venture:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2015	2014		2015	2014
Net income	$516	$	─	$516	$	─

NOTE 5—OTHER ASSETS

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Other assets:
Loans held for investment	$8,482	$22,392
Loans held for sale	12,040	─
Real estate owned	2,619	28,562
Asset management fees and reimbursements receivable	3,008	2,454
Derivative assets	3,560	2,726
Solar facilities (includes other assets such as cash and other receivables)	2,886	3,093
Accrued interest and dividends receivable	2,227	2,672
Other assets	3,495	2,219
Other assets held by CFVs (1)	9,539	11,128
Total other assets	$47,856	$75,246
(1)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Loans Held for Investment

We report the carrying value of loans that are held for investment (“HFI”) at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.

The following table provides information about the amortized cost and allowance for loan losses that was recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Amortized cost	$9,233	$40,163
Allowance for loan losses	(751)	(17,771)
Loans held for investment, net	$8,482	$22,392

At September 30, 2015 and December 31, 2014, HFI loans had an UPB of $9.5 million and $40.9 million, respectively, as well as deferred fees and other basis adjustments of $0.3 million and $0.7 million, respectively.

At September 30, 2015 and December 31, 2014, HFI loans that were specifically impaired had an UPB of $1.1 million and $18.4 million, respectively, and were not accruing interest.  The carrying value for HFI loans on non-accrual status was $0.3 million at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, no HFI loans that were 90 days or more past due related to scheduled principal or interest payments were still accruing interest.

At September 30, 2015, the Company had a $13.0 million subordinate loan receivable relating to the seller financing previously provided to MGM.  This loan is not recognized for financial statement purposes because the conveyance of the Company’s LIHTC business to MGM was not reported as a sale.  Interest collected during the three months and nine months ended September 30, 2015 on the seller financing was $0.4 million and $1.0 million, respectively, which was recorded as a deferred gain through “Other liabilities.”

At September 30, 2015, the cumulative amount of the deferred gain on the seller financing, which is recognized in the Consolidated Balance Sheets as a component of “Other Liabilities,” was $4.3 million ($2.9 million of principal collected and $1.4 million of interest collected).

Loans Held for Sale

At September 30, 2015, loans held for sale (“HFS”) primarily included five solar loans.  These loans were conveyed to the Solar Joint Venture during the third quarter of 2015 at par value, thereby generating cash proceeds of $7.2 million.  However, such conveyance was treated as a secured borrowing for reporting purposes.  See Note 6, “Debt” for more information.

At September 30, 2015, there were no solar loans that were 90 days or more past due, and there were no solar loans that were placed on non-accrual status.

The Company recognized interest income on its solar loans of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Unfunded Loan Commitments

The Company had no unfunded loan commitments at September 30, 2015 and December 31, 2014.

Real Estate Owned

The following table provides information about the carrying value of the Company’s real estate owned:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Real estate held for sale	$ ─	$10,145
Real estate held for use	2,619	18,417
Total real estate	$2,619	$28,562

During the third quarter of 2015, the Company sold undeveloped land that was classified as HFS and recognized a gain on sale of $4.3 million in its Consolidated Statements of Operations.

Asset Management Fees and Reimbursements Receivable

At September 30, 2015, the Company had $3.0 million of recognized asset management fees and reimbursements receivables recognized in its Consolidated Balance Sheets, of which $2.7 million was due from IHS-managed funds and ventures.

Derivative Assets

At September 30, 2015, the Company had $3.6 million of recognized derivative assets.  See Note 7, “Derivative Financial Instruments,” for more information.

Solar Facilities

At September 30, 2015, the Company owned five solar facilities that were classified as HFS and had a carrying value of $2.5 million.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

NOTE 6—DEBT

The table below provides information about the carrying values and weighted-average interest rates of the Company’s debt obligations that were outstanding:

	At		At
	September 30, 2015		December 31, 2014
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,127	1.5%	$776	1.4%
Due after one year	88,278	1.4	86,499	1.4
Notes payable and other debt – non-bond related
Due within one year	13,292	11.4	1,753	9.8
Due after one year	3,450	10.0	4,374	10.0

Total asset related debt	$106,147	2.9	$93,402	2.0

Other Debt (1)
Subordinate debt (3)
Due within one year	$3,279	3.3	$14,088	7.0
Due after one year	130,007	2.9	133,893	7.2
Notes payable and other debt
Due within one year	25,000	4.3	37,811	4.4
Due after one year	4,377	2.7	4,637	2.8

Total other debt	$162,663	3.1	$190,429	6.5

Total asset related debt and other debt	$268,810	3.0	$283,831	5.0

Debt related to CFVs
Due within one year	$6,712	5.3	$6,712	5.3
Due after one year	─	─	─	─
Total debt related to CFVs	$6,712	5.3	$6,712	5.3

Total debt	$275,522	3.1	$290,543	5.0

(1)

Asset related debt is debt that finances interest-bearing assets and the interest expense from this debt is recognized in “Net interest income” on the Consolidated Statements of Operations.  Other debt is debt which does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million and less than $0.1 million at September 30, 2015 and December 31, 2014, respectively.
(3)

The subordinate debt balances include a net adjustment of $9.3 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively.  These adjustments were comprised of net premiums due to effective interest adjustments of $12.0 million and $10.1 million at September 30, 2015 and December 31, 2014, respectively, offset by debt issuance costs of $2.7 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September 30, 2015:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2015	$4,169	$6,712	$10,881
2016	39,270	─	39,270
2017	9,842	─	9,842
2018	68,986	─	68,986
2019	13,360	─	13,360
Thereafter	124,060	─	124,060
Net premium and debt issue costs	9,123	─	9,123
Total	$268,810	$6,712	$275,522

At September 30, 2015, the Company was not in default under any of its debt obligations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  That is, in such transactions, the Company conveyed its interest in investments in bonds to a counterparty in exchange for cash consideration while simultaneously executing total return swaps with the same counterparty for purposes of retaining the economic risks and returns of such investments.  The conveyance of the Company’s interest in bonds was treated for reporting purposes as a secured borrowing while total return swaps that were executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instruments caused the conveyance of the Company’s interest in these bonds not to qualify for sale accounting treatment.

Under the terms of the total return swaps, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $80.4 million with a weighted average pay rate of 5.7% at September 30, 2015).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread on the total return swaps (notional amount of $89.6 million with a weighted average pay rate of 1.3% at September 30, 2015).  The Company uses this pay rate on executed total return swaps to accrue interest on its secured borrowing obligations to its counterparty.

Interest expense on notes payable and other debt – bond related totaled $1.0 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Notes Payable and Other Debt – Non-Bond Related

At September 30, 2015, notes payable and other debt – non-bond related consisted primarily of the debt obligation that the Company recognized in connection with a conveyance of five solar loans to the Solar Joint Venture during the third quarter of 2015 that did not qualify for sale accounting treatment.

Interest expense on notes payable and other debt – non-bond related totaled $0.6 million for the nine months ended September 30, 2015 and 2014.

Other Debt

Subordinate Debt

The table below provides information about the key terms of the subordinate debt that was issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at September 30, 2015:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$28,106	$(165)	$27,941	Amortizing	December 2027 and December 2033	8.00%
MFH	28,312	2,887	31,199	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,744	2,637	28,381	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,840	1,399	16,239	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,981	2,545	29,526	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
	$123,983	$9,303	$133,286

Interest expense on the subordinate debt totaled $5.0 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Notes Payable and Other Debt

This debt primarily relates to the Company’s investments in preferred stock that it financed using total return swaps (i.e., consistent with the approach described above for Notes Payable and Other Debt – Bond Related).  This debt is non-amortizing and, reflective of payment terms in corresponding total return swaps, bore an interest rate of 3-month London Interbank Offer Rate (“LIBOR”) plus 400 basis points (“bps”) (4.3% at September 30, 2015) that resets on a quarterly basis.  As discussed in Note 3, “Investments in Preferred Stock,” this debt was repaid on October 30, 2015 as a result of the preferred stock redemption and there was no gain or loss recognized by the Company in connection with the repayment of such debt.  Additionally, on November 12, 2015, the Company reached an agreement to acquire at a significant discount from the bankruptcy estate of one of the co-founders of IHS, all interests held by such estate in the Company’s subsidiaries or affiliates, including notes payable and other debt obligations of the Company that had a carrying value in the Consolidated Balance Sheets of approximately $4.4 million as of September 30, 2015.  Among other provisions, such purchase agreement provides for the release and discharge of the Company from its payment obligations associated with such debt instruments.  As a result, and based on all consideration to be exchanged under the agreement, the Company will recognize during the fourth quarter of 2015 a net gain in its Consolidated Statements of Operations that is estimated to be between $3.0 million and $3.5 million.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2015.

NOTE 7—DERIVATIVE INSTRUMENTS

Derivative instruments that are recognized in the Consolidated Balance Sheets are subsequently measured on a fair value basis.  In this case, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives and loans.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative assets and derivative liabilities:

	Fair Value
	At		At
	September 30, 2015		December 31, 2014
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,541	$555	$2,539	$35
Interest rate cap	19	─	187	─
Interest rate swap	─	824	─	718
Total derivative instruments	$3,560	$1,379	$2,726	$753

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Total return swaps	$88,654	$90,184
Interest rate cap	45,000	45,000
Interest rate swap	7,694	7,749
Total derivative instruments	$141,348	$142,933

The following table provides information about the realized and unrealized gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Realized/Unrealized Gains (Losses)		Realized/Unrealized Gains (Losses)
	for the three months ended		for the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Total return swaps (1)	$1,585	$1,856	$3,789	$2,510
Interest rate cap	(48)	(38)	(168)	(463)
Interest rate swap (2)	(164)	(60)	(335)	(268)
Total	$1,373	$1,758	$3,286	$1,779
(1)

The cash paid and received on total return swaps that was reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.  Net cash received was $1.0 million for the three months ended September 30, 2015 and 2014.  Net cash received was $3.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended September 30, 2015 and 2014.  Net cash paid was $0.2 million for the nine months ended September 30, 2015 and 2014.

Total Return Swaps

As of September 30, 2015, the Company had 10 bond related total return swap agreements that were accounted for as derivatives.  Under the terms of these agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on underlying bonds (which, at September 30, 2015, had a UPB of $87.3 million and a weighted average pay rate of 5.7%) while the Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread (weighted average pay rate of 1.7% at September 30, 2015).  Additionally, the terms of these total return swaps require that the change in fair value of reference bonds since the inception of such agreements be factored into their cash settlement upon expiry or early termination.

Interest rate cap

At September 30, 2015 and December 31, 2014, the Company had one interest rate cap contract that terminates on January 2, 2019.  The notional amount on the interest rate cap was $45.0 million at September 30, 2015 and December 31, 2014 and provides us with interest rate protection on $45.0 million of our floating rate debt in the event SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At September 30, 2015 and December 31, 2014, the Company had one interest rate swap contract.  Under the terms of the agreement, the counterparty is required to pay the Company SIFMA 7-day municipal swap index plus 250 bps (pay rate of 252 bps at September 30, 2015) and the Company is required to pay the counterparty a fixed interest rate of 6.5%.

NOTE 8—FINANCIAL INSTRUMENTS

The Company measures the fair value of its financial instruments based upon their contractual terms and using relevant market information.  A description of the methods used by the Company to measure fair value is provided below.  Fair value measurements are subjective in nature, involve uncertainties and often require the Company to make significant judgments.  Changes in assumptions could significantly affect the Company’s measurement of fair value.

Generally accepted accounting principles (“GAAP”) establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in such measurements.

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

The following table provides information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes such information based upon the level of the fair value hierarchy within which fair value measurements are categorized:

	At
	September 30, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Investments in preferred stock	$31,371	$	─	$	─	$36,613
Loans held for investment	8,482		─		─	7,438

Liabilities:
Notes payable and other debt, bond related	89,405		─		─	89,554
Notes payable and other debt, non-bond related	46,119		─		─	41,774
Notes payable and other debt related to CFVs	6,712		─		─	─
Subordinate debt issued by MFH	105,345		─		─	29,439
Subordinate debt issued by MFI	27,941		─		─	16,391

	At
	December 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Investments in preferred stock	$31,371	$	─	$	─	$36,613
Loans held for investment	22,564		─		─	21,689

Liabilities:
Notes payable and other debt, bond related	87,275		─		─	87,325
Notes payable and other debt, non-bond related	48,575		─		─	44,085
Notes payable and other debt related to CFVs	6,712		─		─	−
Subordinate debt issued by MFH	119,441		─		─	44,718
Subordinate debt issued by MFI	28,540		─		─	28,714

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

Subordinate debt – At September 30, 2015, the Company estimates the fair value of the subordinate debt by discounting contractual cash flows using an estimated market rate of interest of 20%.  As outlined in the table above, at September 30, 2015 the aggregate fair value was estimated at $45.8 million.  At September 30, 2015, the estimated fair value of this debt would have been $59.1 million and $37.4 million using a discount rate of 15% and 25%, respectively.  The estimated fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the estimated fair values reflected in the table above or that the debt would trade at that price.

NOTE 9—FAIR VALUE MEASUREMENTS

Recurring Valuations

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

		Fair Value Measurements
	At
	September 30,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,058	$	─	$	─	$218,058
Loans held for sale	12,040		─		─	12,040
Derivative assets	3,560		─		19	3,541

Liabilities:
Derivative liabilities	$1,379	$	─	$	─	$1,379

		Fair Value Measurements
	At
	December 31,
(in thousands)	2014	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$222,899	$	─	$	─	$222,899
Derivative assets	2,726		─		187	2,539

Liabilities:
Derivative liabilities	$753		$-	$	─	$753

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within GAAP’s fair value hierarchy are attributed in the following table to identified activities that occurred between July 1, 2015 and September 30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, July 1, 2015	$207,662	$4,932	$3,333	$(1,360)
Net (losses) gains included in earnings	(1,138)	─	507	(19)
Net change in other comprehensive income (1)	8,718	─	─	─
Impact from purchases	15,123	─	─	─
Impact from loan originations	─	7,398	─	─
Impact from sales/redemptions	(10,240)	─	─	─
Impact from settlements	(2,067)	(290)	(299)	─
Balance, September 30, 2015	$218,058	$12,040	$3,541	$(1,379)

(1)	This amount includes $8.3 million of unrealized net holding gains arising during the period, as well as the reversal of $0.4 million of unrealized losses related to bonds that were sold/redeemed.

The following table provides information about the earnings impacts of activities whose effects were presented in the table, as well as provides information about additional gains (losses) that were recognized by the Company for the three months ended September 30, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized losses related to assets and liabilities still held at September 30, 2015	$	─	$(1,138)	$488
Additional realized gains recognized		626	─	933
Total gains (losses) reported in earnings		$626	$(1,138)	$1,421
(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within GAAP’s fair value hierarchy are attributed in the following table to identified activities that occurred between July 1, 2014 and September 30, 2014:

(in thousands)	Bonds Available-for-sale	Derivative Assets	Derivative Liabilities
Balance, July 1, 2014	$181,710	$477	$(1,127)
Net (losses) gains included in earnings	(389)	549	287
Net change in other comprehensive income (1)	(2,967)	─	─
Impact from purchases	5,300	─	─
Impact from sales/redemptions	(7,968)	─	─
Impact from settlements	(4,592)	─	─
Balance, September 30, 2014	$171,094	$1,026	$(840)
(1)	This amount includes the reversal of $6.5 million of unrealized gains related to bonds that were redeemed, partially offset by $3.5 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the three months ended September 30, 2014:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2014	$(113)	$(276)	$836
Additional realized gains recognized	7,450	─	960
Total gains (losses) reported in earnings	$7,337	$(276)	$1,796
(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred between January 1, 2015 and September 30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net gains (losses) included in earnings	(3,984)		─	1,301	(626)
Net change in other comprehensive income (1)	10,776		─	─	─
Impact from purchases	15,123		─	─	─
Impact from loan originations	─		12,466	─	─
Impact from sales/redemptions	(20,114)		─	─	─
Impact from settlements	(6,642)		(426)	(299)	─
Balance, September 30, 2015	$218,058		$12,040	$3,541	$(1,379)
(1)

This amount includes $14.1 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, offset by the reversal of $3.5 million of unrealized gains related to bonds that were sold/redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the nine months ended September 30, 2015:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs		Net gains on derivatives (1)
Change in unrealized losses related to assets and liabilities held at
January 1, 2015, but settled during the first nine months of 2015	$(179)	$	─	$	─
Change in unrealized losses related to assets and liabilities still held at September 30 2015	─		(3,805)		675
Additional realized gains recognized	5,001		─		2,779
Total gains (losses) reported in earnings	$4,822		$(3,805)		$3,454
(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred between January 1, 2014 and September 30, 2014:

(in thousands)	Bonds Available-for-sale	Derivative Assets		Derivative Liabilities
Balance, January 1, 2014	$195,332	$	─	$(626)
Net (losses) gains included in earnings	(2,296)		1,026	(214)
Net change in other comprehensive income (1)	4,069		─	─
Impact from purchases	8,380		─	─
Impact from sales/redemptions	(13,620)		─	─
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)		─	─
Impact from settlements	(9,713)		─	─
Balance, September 30, 2014	$171,094		$1,026	$(840)
(1)

This amount represents $11.3 million of unrealized net holding gains arising during the period, partially offset by the reversal of $7.2 million of unrealized bond losses related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the nine months ended September 30, 2014:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30 2014	$(113)	$(2,183)	$812
Additional realized gains recognized	8,218	─	1,429
Total gains (losses) reported in earnings	$8,105	$(2,183)	$2,241
(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds available-for-sale – If a bond is performing and payment of full principal and interest is not deemed at risk, then the Company estimates fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 5.8% and 6.2% at September 30, 2015 and December 31, 2014, respectively, for performing bonds still held in the portfolio at September 30, 2015.  If observable market quotes are available, the Company will estimate the fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The weighted average discount rate was 7.6% and 7.8% at September 30, 2015 and December 31, 2014, for the bonds remaining in our portfolio at September 30, 2015.  The weighted average capitalization rate was 6.4% and 6.6% at September 30, 2015 and December 31, 2014, respectively, for the bonds remaining in our portfolio at September 30, 2015.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.

The discount rates and capitalization rates discussed above are significant inputs to bond valuations and are unobservable in the market.  To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Loans held for sale – The Company estimates fair value using a discounted cash flow methodology whereby contractual principal and interest payments are discounted at expected investor yield requirements for similar assets.

Derivative financial instruments – The Company estimates fair value, taking into consideration credit risk, using internal models or third party models, depending on the nature of the derivative contract.

Non-recurring Valuations

At September 30, 2015, the Company measured the fair value of its co-investment in SAWHF for purposes of recognizing an impairment loss.  The fair value measurement of this instrument, which was categorized as Level 3, was advanced using a discounted cash flow methodology.    At December 31, 2014, the Company had no assets that were measured at fair value on a non-recurring basis.

NOTE 10—FINANCIAL GUARANTEES AND COLLATERAL

Guarantees

The Company recognized a guaranty obligation for its obligation to stand ready to perform in connection with guarantees that it underwrote in connection with investor yields on certain third party LIHTC Funds and property performance on certain third party LTPPs.  Such guarantees will expire by December 31, 2017.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under such guarantees.  The Company made no cash payments related to these indemnification agreements for the nine months ended September 30, 2015 and 2014.

The following table provides information about the maximum exposure and guaranty obligation recognized in the Company’s Consolidated Balance Sheets:

	At		At
	September 30, 2015		December 31, 2014
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure	Amount	Exposure	Amount
Indemnification contracts	$13,209	$614	$13,209	$864

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with certain consolidated LIHTC Funds.  See Note 15, “Consolidated Funds and Ventures,” for more information.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at September 30, 2015 and December 31, 2014.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	September 30, 2015
		Bonds	Investment		Total
	Restricted	Available-	in Preferred	Other	Assets
(in thousands)	Cash	for-sale	stock	Assets	Pledged
Debt and derivatives related to TRSs	$6,858	$163,233	$25,000	$ ─	$195,091
Other (1)	2,336	14,085	─	12,076	28,497
CFVs (2)	21,283	─	─	9,539	30,822
Total	$30,477	$177,318	$25,000	$21,615	$254,410

	At
	December 31, 2014
		Bonds	Investment		Total
	Restricted	Available-	in Preferred	Other	Assets
(in thousands)	Cash	for-sale	stock	Assets	Pledged
Debt and derivatives related to TRSs	$11,010	$144,611	$31,371	$ ─	$186,992
Other (1)	14,993	─	─	161	15,154
CFVs (2)	24,186	─	─	11,128	35,314
Total	$50,189	$144,611	$31,371	$11,289	$237,460

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by consolidated LIHTC Funds.

NOTE 11—COMMITMENTS AND CONTRINGENCIES

Operating Leases

As of September 30, 2015, the Company had two non-cancelable operating leases that expire in 2016 and 2020, respectively.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million and $0.3 million for the three months and nine months ended September 30, 2015, respectively and $0.1 million and $0.4 million for the three months and nine months ended September 30, 2014, respectively.  On October 6, 2015, the Company entered into a new lease agreement that will expire in 2024.  The future minimum rental commitments related to this new lease are not reflected in the table below.

The following table summarizes the future minimum rental commitments on the two non-cancelable operating leases at September 30, 2015:

(in thousands)
2015	$118
2016	145
2017	124
2018	134
2019	146
Thereafter	50
Total minimum future rental commitments	$717

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at September 30, 2015.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company was a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claimed to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the United States District Court for the District of Maryland.  The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.  As a result of these rulings, the only counts remaining in the class action related to the Company’s dividend reinvestment plan.

The parties negotiated a settlement agreement, which was submitted to the United States District Court for the Districted of Maryland for approval.  On September 24, 2015, the Court approved the settlement agreement.  On September 25, 2015, the court entered an order dismissing the case in light of the settlement.  The settlement provides for a maximum of $826,820 to cover payments to the class as well as the attorneys for the plaintiffs’ counsel.  The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, thus the final settlement amount to the class could be less than the amount stated above.

The Company will not incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by its insurance company.  As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

NOTE 12—EQUITY

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income from continuing operations	$3,334	$8,709	$9,921	$5,710
Net income from discontinued operations	83	3,903	244	18,091
Net income to common shareholders	$3,417	$12,612	$10,165	$23,801

Basic weighted-average shares (1)	6,746	7,454	6,970	7,760
Common stock equivalents (2) (3) (4)	345	318	─	─
Diluted weighted-average shares	7,091	7,772	6,970	7,760

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At September 30, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 345,144 and 337,228 for the three months and nine months ended September 30, 2015, respectively.  In addition, 9,468 unvested employee deferred shares had a potential dilutive share impact of 9,468 and 13,318 for the three months and nine months ended September 30, 2015, respectively.  For the nine months ended September 30, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At September 30, 2014, 410,000 stock options were in the money and had a potential dilutive share impact of 296,882 and 290,150 for the three months and nine months ended September 30, 2014, respectively.  In addition, 41,667 unvested employee deferred shares had a potential dilutive share impact of 20,834 for the three months and nine months ended September 30, 2014.  For the nine months ended September 30, 2014, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the three months and nine months ended September 30, 2015, the number of options excluded from the calculations of diluted earnings per share was 24,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingency vesting requirements.  For the three months and nine months ended September 30, 2014, respectively, the number of options excluded from the calculations of diluted earnings per share was 60,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

As of September 30, 2015, the Board had authorized total stock repurchases of up to 2.05 million shares.  Between October 1, 2015 and November 6, 2015, the Company repurchased 56,260 shares at an average price of $12.97.  As of November 6, 2015, the Company had repurchased 2.0 million shares at an average price of $9.13 since the plan’s inception.  The maximum price at which management is authorized to purchase shares is $13.92 per share.

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

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs, IHS and IHS PM:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
CFVs (LIHTC Funds)	$188,316	$230,111
IHS	─	(397)
IHS PM	12	─
Total	$188,328	$229,714

LIHTC Funds

At September 30, 2015 and December 31, 2014, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in 11 LIHTC Funds.

IHS

At December 31, 2014, 3.7% of IHS was held by a third party.  During the second quarter of 2015, the Company acquired the remaining interest held by a third party and now wholly owns IHS.

IHS PM

During the second quarter of 2015, IHS formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in accumulated other comprehensive income (“AOCI”) that is allocable to common shareholders for the three months ended September 30, 2015:

	Bonds		Foreign
	Available-	Income Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, July 1, 2015	$59,292	$(150)	$(722)	$58,420
Unrealized net gains (losses)	8,332	─	(833)	7,499
Reversal of unrealized losses on redeemed bonds	386	─	─	386
Net change in AOCI	8,718	─	(833)	7,885
Balance, September 30, 2015	$68,010	$(150)	$(1,555)	$66,305

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended September 30, 2014:

	Bonds		Foreign
	Available-	Income Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, July 1, 2014	$41,901	$(458)	$(296)	$41,147
Unrealized net gains (losses)	3,370	─	(134)	3,236
Reversal of unrealized gains on redeemed bonds	(6,450)	─	─	(6,450)
Reclassification of unrealized losses to operations due to impairment	113	─	─	113
Income tax benefit	─	458	─	458
Net change in AOCI	(2,967)	458	(134)	(2,643)
Balance, September 30, 2014	$38,934	$ ─	$(430)	$38,504

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the nine months ended September 30, 2015:

	Bonds		Foreign
	Available-	Income Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, January 1, 2015	$57,234	$(150)	$(632)	$56,452
Unrealized net gains (losses)	14,077	─	(923)	13,154
Reversal of unrealized gains on redeemed bonds	(3,480)	─	─	(3,480)
Reclassification of unrealized losses to operations due to impairment	179	─	─	179
Net change in AOCI	10,776	─	(923)	9,853
Balance, September 30, 2015	$68,010	$(150)	$(1,555)	$66,305

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the nine months ended September 30, 2014:

	Bonds			Foreign
	Available-	Income Tax		Currency
(in thousands)	for-sale	Expense		Translation	AOCI
Balance, January 1, 2014	$36,868	$	─	$(209)	$36,659
Unrealized net gains (losses)	11,184		─	(141)	11,043
Reversal of unrealized gains on redeemed bonds	(7,228)		─	─	(7,228)
Reclassification of unrealized losses to operations due to impairment	113		─		113
Reversal of unrealized gains from AOCI to Net Income due to
foreclosure	(2,003)		─	─	(2,003)
Other (1)	─		─	(80)	(80)
Net change in AOCI	2,066		─	(221)	1,845
Balance, September 30, 2014	$38,934	$	─	$(430)	$38,504

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share acquisition.

NOTE 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Employees’ Stock-Based Compensation Plans	$291	$62	$1,592	$1,714
Non-employee Directors’ Stock-Based Compensation Plans	74	50	221	188
Total	$365	$112	$1,813	$1,902

Employees’ Stock-Based Compensation Plans

As of September 30, 2015, there were 375,134 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 375,134 shares available under the plans, only 10,994 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual
		Exercise	Life	Aggregate
	Number of	Price per	per option	Intrinsic	Period End
(in thousands, except per option data)	Options	Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2014	416	$3.52	7.3	$1,644	$1,785
Forfeited/Expired in 2014	─
Outstanding at December 31, 2014	416	3.52	6.3	3,196	3,281
Forfeited/Expired in 2015	─
Outstanding at September 30, 2015	416	3.52	5.6	4,717	4,744

Number of options that were exercisable at:
December 31, 2014	325	4.00	6.1
September 30, 2015	398	3.60	5.6
(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 416,211; 412,100; and 378,173; at September 30, 2015, December 31, 2014 and January 1, 2014, respectively.

The value of employee options increased by $0.3 million and $1.5 million during the three months and nine months ended September 30, 2015 due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees.  The grants outstanding at September 30, 2015 will vest in the first quarter of 2016.

		Weighted-
		average Grant
	Deferred Share	Date Share	Period End
(in thousands, except per share data)	Grants	Price	Liability
Balance, January 1, 2015	42	$4.40	$336
Granted in 2015	─
Issued in 2015	31	4.40
Forfeited in 2015	1	4.40
Balance, September 30, 2015	10	4.40	103

The Company recognized $0.1 million of additional compensation expense related to employee deferred shares during the nine months ended September 30, 2015, mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 428,291 were available to be issued at September 30, 2015.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the nine months ended September 30, 2015 and 2014.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-
		Shares	Shares	average Grant	Options	Directors' Fees
	Cash	Granted	Granted	Date Share Price	Vested	Expense
September 30, 2015	$110,625	4,779	4,943	$11.38	─	$221,500
September 30, 2014	93,750	4,604	7,162	7.97	─	187,500

NOTE 14—DISCONTINUED OPERATIONS

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months ended and nine months ended September 30, 2015 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2015		2014		2015		2014
Income from CFVs	$	─	$	─	$	─	$279
Income from REO operations		─		─		─	1,148
Expenses from CFVs		─		─		─	(244)
Expenses from REO operations		─		─		─	(1,112)
Other income		83		83		250	250
Other expense		─		(5)		(6)	(68)
Income tax benefit		─		1,448		─	─
Net income before disposal activity		83		1,526		244	253
Disposal:
Net gains related to REO		─		2,368		─	17,671
Net gains related to CFVs		─		9		─	17
Net income from discontinued operations		83		3,903		244	17,941
Loss from discontinued operations allocable to noncontrolling interests		─		─		─	150
Net income to common shareholders from discontinued operations		$83		$3,903		$244	$18,091

NOTE 15—CONSOLIDATED FUNDS AND VENTURES

As previously discussed in our 2014 Form 10-K, the Company no longer consolidates SAWHF or the non-profit entity and its LTPPs as of December 31, 2014.  At September 30, 2015 and December 31, 2014, CFVs was comprised only of LIHTC Funds.

LIHTC Funds

The Company guarantees investor yield for 11 LIHTC Funds.  These guarantees fully expire by the end of 2027.

At September 30, 2015, the Company’s maximum exposure under these guarantees was estimated to be $558.9 million

If the Company was required to perform under these guarantees in order to bring projected investor yield to a guaranteed minimum, it could (subject to third party consent) access, at September 30, 2015, $13.1 million of fund reserves, which are not cross collateralized, and $16.4 million of guarantee collateral.  The Company could also defer the collection of debt service on certain of its bonds, to fully or partially cover its guarantee obligation.

At September 30, 2015, the Company had $11.1 million of unamortized fees related to these guarantees.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 LIHTC Funds’ prepaid guarantee fees.

The LIHTC Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below).  The LIHTC Funds account for these investments using the equity method of accounting.

Asset Summary:

The following table summarizes the assets of the consolidated LIHTC Funds:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Cash, cash equivalents and restricted cash	$21,283	$24,186
Investments in LTPPs	189,295	231,204
Other assets	9,539	11,128
Total assets of consolidated LIHTC Funds	$220,117	$266,518

All of the assets of the consolidated LIHTC Funds are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The LIHTC Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Total assets of the LTPPs (1)	$1,230,905	$1,273,903
Total liabilities of the LTPPs (1)	1,023,618	1,035,695

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying LTPPs relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds that represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds.  The reported fair value of the Company’s investments in bonds that are secured by properties owned by the LTPPs was $126.9 million and $118.9 million at September 30, 2015 and December 31, 2014, respectively.

Liability Summary:

The following table summarizes the liabilities of the consolidated LIHTC Funds:

	At	At
	September 30,	December 31,
(in thousands)	2015	2014
Debt (1)	$6,712	$6,712
Unfunded equity commitments to unconsolidated LTPPs	8,229	9,597
Asset management fee payable	24,400	28,848
Other liabilities	3,201	2,983
Total liabilities of consolidated LIHTC Funds	$42,542	$48,140
(1)	At September 30, 2015 and December 31, 2014, this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.3%, and was due on demand.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2015		2014	2015		2014
Revenue:
Rental and other income from real estate	$	─	$3,159	$	─	$10,210
Interest and other income		209	682		409	4,291
Total revenue from CFVs		209	3,841		409	14,501

Expenses:
Depreciation and amortization		553	2,069		1,655	6,460
Interest expense		89	715		267	2,628
Other operating expenses		1,123	3,823		3,599	9,658
Foreign currency loss		─	3,030		─	3,556
Asset impairments		9,125	7,659		23,699	19,302
Total expenses from CFVs		10,890	17,296		29,220	41,604

Net gains (losses) related to CFVs:
Investment gains		─	10,195		─	15,491
Derivative gains		─	2,432		─	1,426
Net loss on sale of properties		─	─		─	(138)
Equity in losses from LTPPs of CFVs		(3,919)	(4,346)		(16,266)	(18,812)
Net loss		(14,600)	(5,174)		(45,077)	(29,136)
Net losses allocable to noncontrolling interests in CFVs (1)		13,792	7,138		42,264	32,335
Net (loss) income allocable to the common shareholders related to CFVs		$(808)	$1,964		$(2,813)	$3,199
(1)

Excludes $12,706 and $12,343 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September 30, 2015, respectively.  Excludes $77,326 of net loss allocable to the minority interest holder in IHS for the nine months ended September 30, 2014.  These amounts are excluded from this presentation because IHS related activity is not included within CFV income statement activity above.  There were no losses allocable to the minority interest holder in IHS for the three months ended September 30, 2014.

The details of Net (loss) income allocable to the common shareholders related to CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2015		2014	2015		2014
Asset management fees	$	─	$1,844	$	─	$3,514
Interest income		─	598		─	1,524
Guarantee fees		331	331		993	993
Equity in losses from LTPPs		(1,139)	(277)		(3,806)	(2,187)
Equity in income from SAWHF		─	246		─	388
Other expenses		─	(778)		─	(1,033)
Net (loss) income allocable to the common shareholders related to CFVs		$(808)	$1,964		$(2,813)	$3,199

NOTE 16—SEGMENT INFORMATION

Beginning in 2015, the Company operated through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  We have revised the presentation for the three months and nine months ended September 30, 2014 based on these segments, which had no impact on Net income (loss) to common shareholders.

	For the three months ended September 30, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$3,486		$17	$24	$	─		$ ─		$3,527
Total interest expense	(498)		─	(125)		─		─		(623)
Net interest income	2,988		17	(101)		─		─		2,904

Total fee and other income	2,665		1,571	1		−		(331)	(1)	3,906
Revenue from CFVs	─		─	−		209		−		209
Total non-interest revenue	2,665		1,571	1		209		(331)		4,115
Total revenues, net of interest expense	5,653		1,588	(100)		209		(331)		7,019
Operating and other expenses:
Interest expense	(273)		(29)	(998)		─		─		(1,300)
Operating expenses	(1,917)		(2,563)	(1,189)		─		─		(5,669)
Other expenses, net	(156)		(2,094)	(17)		─		─		(2,267)
Expenses from CFVs	─		─	−		(11,221)		331	(1)	(10,890)
Total operating and other expenses	(2,346)		(4,686)	(2,204)		(11,221)		331		(20,126)
Net gains on assets, derivatives and extinguishment of liabilities	6,445		─	−		−		─		6,445
Equity in income (losses) from unconsolidated funds and ventures	370		(89)	−		−		─		281
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,139)	(2)	─	−		(2,780)	(2)	─		(3,919)
Income (loss) from continuing operations before income taxes	8,983		(3,187)	(2,304)		(13,792)		─		(10,300)
Income tax expense	(28)		−	(118)		−		─		(146)
Income from discontinued operations, net of tax	83		−	─		−		─		83
Net income (loss)	9,038		(3,187)	(2,422)		(13,792)		─		(10,363)
(Income) loss allocable to noncontrolling
interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	−		(12)	−		13,792		─		13,780
Net income (loss) allocable to common shareholders	$9,038		$(3,199)	$(2,422)	$	─		$ ─		$3,417

(1)

Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during the third quarter of 2015 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.1 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended September 30, 2014
									Income
	U.S.		International						Allocation		MMA
(in thousands)	Operations		Operations	Corporate		CFVs			Reclassifications		Consolidated
Total interest income	$6,031		$15	$	─	$	─		$(598)	(1)	$5,448
Total interest expense	(351)		─		(175)		─		−		(526)
Net interest income	5,680		15		(175)		─		(598)		4,922

Total fee and other income	3,531		2,456		─		─		(2,175)	(2)	3,812
Revenue from CFVs	─		─		─		3,841		─		3,841
Total non-interest revenue	3,531		2,456		─		3,841		(2,175)		7,653
Total revenues, net of interest expense	9,211		2,471		(175)		3,841		(2,773)		12,575
Operating and other expenses:
Interest expense	(604)		(36)		(2,760)		─		─		(3,400)
Operating expenses	(1,598)		(2,537)		(1,082)		─		─		(5,217)
Other expenses	(2,685)		32		(65)		─		778	(3)	(1,940)
Expenses from CFVs	─		─		─		(19,537)		2,241	(5)	(17,296)
Total operating and other expenses	(4,887)		(2,541)		(3,907)		(19,537)		3,019		(27,853)
Net gains on assets, derivatives and extinguishment of liabilities	10,669		─		─						10,669
Equity in losses from unconsolidated funds and ventures	(175)		(7)		−		─		─		(182)
Net gains related to CFVs	−		−		−		12,627		─		12,627
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(277)	(6)	246		−		(4,069)	(6)	(246)	(4)	(4,346)
Income (loss) from continuing operations before income taxes	14,541		169		(4,082)		(7,138)		─		3,490
Income tax expense	─		─		(1,919)		─		─		(1,919)
Income from discontinued operations, net
of tax	2,455		─		1,448		─		─		3,903
Net income (loss)	16,996		169		(4,553)		(7,138)		─		5,474
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		─		─		7,138		─		7,138
Net income (loss) allocable to common shareholders	$16,996		$169		$(4,553)	$	─		$ ─		$12,612

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in total interest income for U.S. Operations.

(2)

This amount includes $0.6 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in total fee and other income for International Operations.  This amount also includes $1.2 million of asset management fees and $0.4 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the third quarter of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)

Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)

Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s third quarter of 2014 net income) which was recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.
(6)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $0.3 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the nine months ended September 30, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$11,569		$51	$53	$	─		$ ─		$11,673
Total interest expense	(1,207)		─	(401)		─		─		(1,608)
Net interest income	10,362		51	(348)		─		─		10,065

Total fee and other income	7,360		4,187	489		─		(993)	(1)	11,043
Revenue from CFVs	─		─	─		409		−		409
Total non-interest revenue	7,360		4,187	489		409		(993)		11,452
Total revenues, net of interest expense	17,722		4,238	141		409		(993)		21,517
Operating and other expenses:
Interest expense	(1,069)		(87)	(5,048)		─		─		(6,204)
Operating expenses	(5,477)		(6,855)	(4,181)		─		─		(16,513)
Other expenses, net	(849)		(2,124)	(1,123)		─		─		(4,096)
Expenses from CFVs	─		─	─		(30,213)		993	(1)	(29,220)
Total operating and other expenses	(7,395)		(9,066)	(10,352)		(30,213)		993		(56,033)
Net gains on assets, derivatives and extinguishment of liabilities	18,355		─	─		─		─		18,355
Equity in income from unconsolidated funds and ventures	319		55	─		─		─		374
Equity in losses from Lower Tier Property Partnerships of CFVs	(3,806)	(2)	─	─		(12,460)	(2)	─		(16,266)
Income (loss) from continuing operations before income taxes	25,195		(4,773)	(10,211)		(42,264)		─		(32,053)
Income tax expense	(28)		─	(250)		─		─		(278)
Income from discontinued operations, net of tax	244		─	─		─		─		244
Net income (loss)	25,411		(4,773)	(10,461)		(42,264)		─		(32,087)
(Income) loss allocable to noncontrolling
interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	−		(12)	−		42,264		─		42,252
Net income (loss) allocable to common shareholders	$25,411		$(4,785)	$(10,461)	$	─		$ ─		$10,165

(1)

Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during the first nine months of 2015 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $3.8 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the nine months ended September 30, 2014
									Income
	U.S.		International						Allocation		MMA
(in thousands)	Operations		Operations	Corporate		CFVs			Reclassifications		Consolidated
Total interest income	$15,086		$36	$	─	$	─		$(1,524)	(1)	$13,598
Total interest expense	(2,130)		─		(544)		─		−		(2,674)
Net interest income	12,956		36		(544)		─		(1,524)		10,924

Total fee and other income	8,436		4,219		30		─		(4,507)	(2)	8,178
Revenue from CFVs	─		─		─		14,501		−		14,501
Total non-interest revenue	8,436		4,219		30		14,501		(4,507)		22,679
Total revenues, net of interest expense	21,392		4,255		(514)		14,501		(6,031)		33,603
Operating and other expenses:
Interest expense	(2,177)		(111)		(8,174)		─		─		(10,462)
Operating expenses	(5,215)		(5,952)		(4,697)		─		─		(15,864)
Other expenses	(4,414)		19		(233)		─		1,033	(3)	(3,595)
Expenses from CFVs	─		─		─		(46,990)		5,386	(5)	(41,604)
Total operating and other expenses	(11,806)		(6,044)		(13,104)		(46,990)		6,419		(71,525)
Net gains on assets, derivatives and extinguishment of liabilities	10,757		─		1,100		─		─		11,857
Net gains transferred into net income from AOCI due to real estate foreclosure	2,003		─		─		─		─		2,003
Equity in losses from unconsolidated funds and ventures	(359)		(77)		─		─		─		(436)
Net gains related to CFVs	─		─		─		16,779		─		16,779
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(2,187)	(6)	388		─		(16,625)	(6)	(388)	(4)	(18,812)
Income (loss) from continuing operations before income taxes	19,800		(1,478)		(12,518)		(32,335)		─		(26,531)
Income tax expense	─		─		(171)		─		─		(171)
Income (loss) from discontinued operations, net of tax	18,091		─		─		(150)		─		17,941
Net income (loss)	37,891		(1,478)		(12,689)		(32,485)		─		(8,761)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		77		─		32,335		─		32,412
Related to discontinued operations	─		─		─		150		─		150
Net income (loss) allocable to common shareholders	$37,891		$(1,401)		$(12,689)	$	─		$ ─		$23,801

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million was reflected in total interest income for U.S. Operations.

(2)

This amount includes $1.9 million of asset management fees recognized by IHS through an income allocation (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.9 million was reflected in total fee and other income for International Operations.  This amount also includes $1.6 million of asset management fees and $1.0 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during the first nine months of 2014 through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)

Represents net expenses recognized by the Company through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)

Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s 2014 net income) which was recognized through an allocation of income (see Note 15, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.4 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.

(6)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 15, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $2.2 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The following table provides information about total assets by segment:

	September 30,	December 31,
(in thousands)	2015	2014
ASSETS
U.S. Operations	$338,657	$362,991
Corporate Operations	55,529	28,981
International Operations	10,622	10,645
Total segment assets	404,808	402,617
Other adjustments	(389)	(389)
Assets of CFVs	220,117	266,518
Total MMA consolidated assets	$624,536	$668,746

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

Our LIHTC business consists primarily of a secured subordinate loan receivable from Morrison Grove Management, LLC (“MGM”) and an option to purchase MGM in 2019.

The Other Investments and Obligations business line includes legacy assets targeted for eventual disposition and serves as our research and development unit for new business opportunities in the U.S., which has resulted in the creation of a renewable energy finance business that operates as MMA Energy Capital, LLC (“MEC”).

International Operations

We manage our International Operations through a wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS Property Management Propriety Limited (“IHS PM”), to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Financial Results

Common shareholders’ equity increased $9.6 million for the third quarter to $104.9 million at September 30, 2015 from $95.3 million at June 30, 2015.  The Company reported an 11.7% increase in diluted common shareholders’ equity per share representing an increase of $1.63 to $15.55 at September 30, 2015 from $13.92 at June 30, 2015.  The majority of the Company’s reported growth per share, or $1.58 per share, was primarily due to bond valuation and net income generated during the third quarter, driven mainly by real estate sales, while $0.05 per share was due to common share repurchases completed during the third quarter at prices below book value per share.

Balance Sheet Summary – Table 1

The table below summarizes the change in our balance sheet at September 30, 2015 from June 30, 2015.  The balance sheet below presents the assets, liabilities and equity attributable to the noncontrolling interest holder of Consolidated Funds and Ventures (“CFVs”) as separate line items.  At each period presented, CFVs were comprised of guaranteed LIHTC Funds.  See Notes to Consolidated Financial Statements –  Note 15,  “Consolidated Funds and Ventures,” for more information.

		At	At	At	At
		September 30,	June 30,	March 31,	December 31,	Change for
	(in thousands)	2015	2015	2015	2014	3Q15
	Assets
1	Cash and cash equivalents	$ 56,894	$ 58,123	$ 30,283	$ 29,619	$ (1,229)
2	Restricted cash (without CFVs)	9,194	29,217	29,217	26,003	(20,023)
3	Bonds available for sale	218,058	207,662	220,129	222,899	10,396
4	Investments in partnerships (without CFVs)	50,585	27,762	27,906	28,218	22,823
5	Investment in preferred stock	31,371	31,371	31,371	31,371	─
6	Other assets (without CFVs)	38,317	34,746	64,795	64,118	3,571
7	Assets of CFVs (1)	220,117	233,425	253,460	266,518	(13,308)
8	Total assets	$ 624,536	$ 622,306	$ 657,161	$ 668,746	$ 2,230

	Liabilities and Noncontrolling Equity
9	Debt (without CFVs)	$ 268,810	$ 264,485	$ 286,596	$ 283,831	$ 4,325
10	Accounts payable and accrued expenses	5,276	3,908	3,416	5,538	1,368
11	Other liabilities (without CFVs)(1)	14,700	14,139	10,180	10,039	561
12	Liabilities of CFVs	42,542	42,281	49,056	48,140	261
13	Non-controlling equity related to CFVs (2)	188,316	202,214	215,807	230,111	(13,898)
14	Non-controlling equity related to IHS (3)	─	─	(397)	(397)	─
15	Non-controlling equity related to IHS PM (4)	12	─	─	─	12
16	Total liabilities and non-controlling equity	$ 519,656	$ 527,027	$ 564,658	$ 577,262	$ (7,371)

17	Common Shareholders' Equity	$ 104,880	$ 95,279	$ 92,503	$ 91,484	$ 9,601

18	Common shares outstanding	6,678	6,807	7,184	7,228	(129)
19	Common shareholders' equity per common
	share	$ 15.71	$ 14.00	$ 12.88	$ 12.66	$ 1.71

20	Diluted common shareholders' equity	$ 109,314	$ 99,447	$ 95,624	$ 94,448	$ 9,867
21	Diluted common shares outstanding	7,032	7,143	7,496	7,547	(111)
22	Diluted common shareholders' equity per common share	$ 15.55	$ 13.92	$ 12.76	$ 12.51	$ 1.63

(1)

Assets of CFVs exclude $10.7 million, $11.1 million, $11.4 million and $11.7 million as of September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, respectively, of net assets; and other liabilities of MMA excludes $10.7 million, $11.1 million, $11.4 million and $11.7 million as of September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

(2)

Represents the amount of equity attributable to noncontrolling interest holders in the CFVs and reported through Noncontrolling interests in CFVs, IHS and IHS PM on the Company’s Consolidated Balance Sheets.

(3)

Represents the amount of deficit equity balance attributable to the noncontrolling interest holder in IHS reported through Noncontrolling interests in CFVs, IHS and IHS PM on the Company’s Consolidated Balance Sheets.

(4)

Represents the amount of equity balance attributable to the noncontrolling interest holder in IHS PM reported through Noncontrolling interests in CFVs, IHS and IHS PM on the Company’s Consolidated Balance Sheets.

Common Shareholders’ Equity – Table 2

The table below summarizes the changes in common shareholders’ equity for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net income allocable to common shareholders
	(see Table 3)	$ 3,417	$ 12,612	$ (9,195)	$ 10,165	$ 23,801	$ (13,636)
2	Other comprehensive income (loss) allocable to
	common shareholders (see Table 4)	7,885	(2,643)	10,528	9,853	1,845	8,008
3	Other changes in common shareholders' equity see Table 5)
	see Table 5)	(1,701)	(2,002)	301	(6,622)	(9,582)	2,960
4	Net change in common shareholders' equity	$ 9,601	$ 7,967	$ 1,634	$ 13,396	$ 16,064	$ (2,668)

Net Income to Common Shareholders – Table 3

The table below summarizes common shareholders’ net income for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net interest income (see Table 6)	$ 2,904	$ 4,922	$ (2,018)	$ 10,065	$ 10,924	$ (859)
2	Fee and other income (see Table 7)	3,906	3,812	94	11,043	8,178	2,865
	Operating and other expenses:
3	Other interest expense (see Table 8)	(1,300)	(3,400)	2,100	(6,204)	(10,462)	4,258
4	Operating expenses (see Table 9)	(7,936)	(7,157)	(779)	(20,609)	(19,459)	(1,150)
5	Net gains on assets and derivatives (see Table 10)	6,445	10,669	(4,224)	18,355	11,857	6,498
6	Net gains transferred into net income from AOCI
	due to real estate foreclosure (see Table 4)	─	─	─	─	2,003	(2,003)
7	Equity in income (losses) from unconsolidated
	fund and ventures	281	(182)	463	374	(436)	810
8	Net (loss) income allocated to common
	shareholders related to CFVs (see Table 11)	(808)	1,964	(2,772)	(2,813)	3,199	(6,012)
9	Net expenses allocated to IHS minority interest
	holder (see Table 11)	─	─	─	─	77	(77)
10	Net income allocated to IHS PM minority interest
	holder (see Table 11)	(12)	─	(12)	(12)	─	(12)
11	Net income to common shareholders from
	continuing operations before income taxes	3,480	10,628	(7,148)	10,199	5,881	4,318
12	Income tax expense	(146)	(1,919)	1,773	(278)	(171)	(107)
13	Net income to common shareholders from
	discontinued operations, net of tax	83	3,903	(3,820)	244	18,091	(17,847)
14	Net income allocable to common shareholders	$ 3,417	$ 12,612	$ (9,195)	$ 10,165	$ 23,801	$ (13,636)

Other Comprehensive Income Allocable to Common Shareholders – Table 4

The table below summarizes common shareholders’ other comprehensive income for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
	Bond related activity:
1	Increase in bond values due to market conditions	$ 7,193	$ 1,672	$ 5,521	$ 10,271	$ 8,517	$ 1,754
2	Increase in AOCI due to equity in losses
	from LTPPs (see Table 11)	1,139	1,698	(559)	3,806	2,667	1,139
3	Reversal of net unrealized losses (gains) on sold
	bonds	386	(6,450)	6,836	(3,480)	(7,228)	3,748
4	Reclassification of unrealized losses to
	operations due to impairment	─	113	(113)	179	113	66
5	Reversal of unrealized gains from AOCI to Net
	Income due to foreclosure (see Table 3)	─	─	─	─	(2,003)	2,003
6	Other comprehensive income related to bond
	activity	8,718	(2,967)	11,685	10,776	2,066	8,710
7	Income tax benefit	─	458	(458)	─	─	─
8	Foreign currency translation adjustment	(833)	(134)	(699)	(923)	(221)	(702)
9	Other comprehensive income (loss) allocable to
	common shareholders	$ 7,885	$ (2,643)	$ 10,528	$ 9,853	$ 1,845	$ 8,008

During the three and nine months ended September 30, 2015, the Company recognized net unrealized gains of $7.2 million and $10.3 million, respectively, on our bond portfolio (line 1 above).  Net increases in the fair value of the bond portfolio during these reporting periods were primarily attributable to improvements in property operations, which increased future expected cash flows for certain non-performing and collateral dependent performing bonds, and to declines in the discount and capitalization rates on certain non-performing and collateral-dependent performing bonds.

Other Changes in Common Shareholders’ Equity – Table 5

The table below summarizes other changes in common shareholders’ equity for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Common share repurchases	$ (1,879)	$ (2,290)	$ 411	$ (6,547)	$ (6,938)	$ 391
2	Purchases of shares in a subsidiary
	(including price adjustments on prior
	purchases)	─	─	─	(547)	─	(547)
3	Director and employee share awards	178	25	153	472	172	300
4	Mark-to-market activity for liability
	classified awards previously classified
	as equity	─	─	─	─	33	(33)
5	Net change due to consolidation	─	263	(263)	─	(2,849)	2,849
6	Other changes in common shareholders'
	equity	$ (1,701)	$ (2,002)	$ 301	$ (6,622)	$ (9,582)	$ 2,960

During the three months ended September 30, 2015, the Company repurchased 142,200 shares at an average price of $13.21 resulting in a reduction to common shareholders’ equity of $1.9 million, but causing our equity per diluted common share outstanding to increase by $0.05 during the third quarter of 2015.

During the nine months ended September 30, 2015, the Company repurchased 591,112 shares at an average price of $11.08 resulting in a reduction to common shareholders’ equity of $6.5 million, but causing our equity per diluted common share outstanding to increase by $0.35 during the first nine months of 2015.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net interest income – Table 6

The following table summarizes our net interest income for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
	Interest income:
1	Interest on bonds	$ 3,131	$ 5,240	$ (2,109)	$ 9,733	$ 13,029	$ (3,296)
2	Interest on loans and short-term
	investments	396	208	188	1,940	569	1,371
3	Total interest income	3,527	5,448	(1,921)	11,673	13,598	(1,925)
	Asset related interest expense:
4	Bond related (mainly total return swaps)	(318)	(347)	29	(1,023)	(2,111)	1,088
5	Notes payable and other debt, non-bond
	related	(305)	(179)	(126)	(585)	(563)	(22)
6	Total interest expense	(623)	(526)	(97)	(1,608)	(2,674)	1,066
7	Net interest income	$ 2,904	$ 4,922	$ (2,018)	$ 10,065	$ 10,924	$ (859)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net interest income declined by $2.0 million primarily as a result of the collection of $1.8 million of delinquent interest in the third quarter of 2014 associated with a non-performing bond that was restructured in the third quarter of 2014.  This decline was partially offset by a $0.2 million increase in interest income that was recognized on loans and short-term investments during the third quarter of 2015 and that was primarily attributable to solar loans that were originated in the second quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net interest income declined by $0.9 million primarily as a result of the collection of $3.0 million of delinquent interest during the first nine months of 2014 associated with two non-performing bonds that were restructured during the first nine months of 2014.  This decline was partially offset by (i) a $1.4 million increase in interest income that was attributable to a bridge loan that we made to MGM during the fourth quarter of 2014 and to solar loans that were originated in the second quarter of 2015 and (ii) a $1.1 million decline in asset related interest expense that was driven by a termination in the second quarter of 2014 of $30.3 million of bond financings that carried a weighted average yield of 7.8%.

Fee and Other Income – Table 7

The following table summarizes our fee and other income for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Income on preferred stock investment	$ 1,326	$ 1,326	$ ─	$ 3,934	$ 3,935	$ (1)
2	Asset management fees and reimbursements	1,924	1,794	130	4,920	2,657	2,263
3	Other income	656	692	(36)	2,189	1,586	603
4	Fee and other income	$ 3,906	$ 3,812	$ 94	$ 11,043	$ 8,178	$ 2,865

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Fee and other income increased by $2.9 million primarily as a result of $1.7 million of SAWHF asset management fees and reimbursements that were recognized during the first nine months of 2015.  No SAWHF fee income was recognized during 2014 in this financial statement line item because SAWHF was consolidated for financial reporting purposes.  SAWHF asset management fees and reimbursements of $1.9 million were reported for the first nine months of 2014 as an allocation of income (refer to line 10 of Table 11 below).  In addition, we recognized $1.8 million of IHS Fund II asset management fees and reimbursements in the first nine months of 2015, which reflects an increase of $0.4 million as compared to the first nine months of 2014.  The increase in Fee and other income was also driven in part by the release of a $0.5 million litigation reserve in the first quarter of 2015 (and that was recognized in Other income).  See Notes to Consolidated Financial Statements –  Note 11, “Commitments and Contingencies,” for more information.

Other interest expense – Table 8

The following table summarizes our other interest expense for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Subordinate debt	$ (997)	$ (2,597)	$ 1,600	$ (5,047)	$ (7,708)	$ 2,661
2	Notes payable and other debt	(303)	(803)	500	(1,157)	(2,754)	1,597
3	Other interest expense	$ (1,300)	$ (3,400)	$ 2,100	$ (6,204)	$ (10,462)	$ 4,258

Three Months and Nine Months Ended September 30, 2015 Compared to Three Months and Nine Months Ended September 30, 2014

Other interest expense represents interest expense associated with debt that does not finance interest-bearing assets.  Declines in other interest expense for the three months and nine months ended September 30, 2015 were driven primarily by the decline in the cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinate debt, which was restructured during the second quarter of 2015.  Prior to such restructuring, the yield on this debt was 6.9%, which decreased to 1.6% as a result of the restructuring.

Operating Expenses – Table 9

The following table summarizes our operating expenses for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Salaries and benefits	$ (4,232)	$ (2,973)	$ (1,259)	$ (11,415)	$ (9,398)	$ (2,017)
2	General and administrative	(719)	(737)	18	(2,355)	(2,594)	239
3	Professional fees	(718)	(1,507)	789	(2,743)	(3,872)	1,129
4	Other expenses	(2,267)	(1,940)	(327)	(4,096)	(3,595)	(501)
5	Operating expenses	$ (7,936)	$ (7,157)	$ (779)	$ (20,609)	$ (19,459)	$ (1,150)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating expenses increased primarily as a result of a $1.1 million increase in employee incentive compensation.  This increase was partially offset by a $0.8 million decrease in professional fees that was primarily driven by a $0.5 million decline in general legal fees.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating expenses increased primarily as a result of a $1.8 million increase in employee incentive compensation.  This increase was partially offset by a $1.1 million decline in professional fees that was primarily attributable to a $0.4 million decline in tax related fees, a $0.3 million decline in consulting fees and a $0.2 million decline in general legal fees.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities – Table 10

The following table summarizes our net gains on assets, derivatives and extinguishment of liabilities for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Net gains on bonds	$ 626	$ 7,450	$ (6,824)	$ 5,001	$ 8,218	$ (3,217)
2	Net gains (losses) on loans	150	(15)	165	150	(18)	168
3	Net gains on derivatives	1,373	1,758	(385)	3,286	1,779	1,507
4	Net gains on sales of real estate	4,296	─	4,296	9,918	─	9,918
5	Net gains on extinguishment of liabilities	─	1,476	(1,476)	─	1,878	(1,878)
6	Net gains on assets, derivatives and
	extinguishment of liabilities	$ 6,445	$ 10,669	$ (4,224)	$ 18,355	$ 11,857	$ 6,498

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net gains on bonds declined $6.8 million primarily as a result of a sale in the third quarter of 2014 of a multifamily tax-exempt bond, which resulted in the recognition of a $6.5 million gain during that reporting period.

Net gains on sales of real estate increased $4.3 million as a result of a sale of undeveloped land in the third quarter of 2015.

Net gains on extinguishment of liabilities declined by $1.5 million as a result of the forgiveness of non-recourse debt and related interest payable associated with two solar facilities in the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net gains on bonds were $5.0 million for the first nine months of 2015.  In addition to recognizing a gain of $0.6 million during the third quarter of 2015 related to the sale of a bond interest that had no reported carrying value, one of the Company’s investments in bonds was redeemed early in full by the issuer during the second quarter of 2015, thereby resulting in the recognition of a  $3.8 million gain.  The Company also sold a bond during the first quarter of 2015 for $0.6 million that resulted in a gain on sale of $0.6 million.

Net gains on sale of real estate of $9.9 million for the first nine months of 2015 were comprised of the third quarter of 2015 sale activity discussed above, as well as a  $5.6 million gain that was recognized during the second quarter of 2015 primarily in connection with the sale of an affordable multifamily property for $14.6 million.

Net gains on extinguishment of liabilities were $1.9 million for the first nine months of 2014 and were primarily driven by the aforementioned forgiveness of debt.

Net Gains on Derivatives

The following table provides the details of Net gains on derivatives (as presented above in line 3 of Table 10):

		For the three months ended			For the nine months ended
		September 30,			September 30,
		2015	2014	Change	2015	2014	Change
	Components of line 3 above:
7	Interest income on bond related TRS	$ 1,433	$ 1,359	$ 74	$ 4,113	$ 2,184	$ 1,929
8	Interest expense on bond related TRS	(424)	(323)	(101)	(1,104)	(524)	(580)
9	Other (primarily represents the change in
	fair value)	364	722	(358)	277	119	158
10	Net gains on derivatives	$ 1,373	$ 1,758	$ (385)	$ 3,286	$ 1,779	$ 1,507

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net gains on derivatives increased by $1.5 million during the first nine months of 2015 as compared to 2014 mainly due to the net interest income associated with bond-related total return swaps (“TRS”) with a notional amount of $95.5 million that were executed into during the second quarter of 2014.

Net (Loss) Income Allocated to Common Shareholders Related to CFVs – Table 11

The table below summarizes the allocable net (loss) income related to funds and ventures that were consolidated for the periods presented:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
1	Revenue from CFVs	$ 209	$ 3,841	$ (3,632)	$ 409	$ 14,501	$ (14,092)
2	Expense from CFVs	(10,890)	(17,296)	6,406	(29,220)	(41,604)	12,384
3	Net gains related to CFVs	─	12,627	(12,627)	─	16,779	(16,779)
4	Equity in losses from Lower Tier Property
	Partnerships of CFVs	(3,919)	(4,346)	427	(16,266)	(18,812)	2,546
5	Net loss from CFVs	(14,600)	(5,174)	(9,426)	(45,077)	(29,136)	(15,941)
6	Net loss from CFVs allocable to noncontrolling
	interest in CFVs, IHS and IHS PM (1)	13,792	7,138	6,654	42,264	32,335	9,929
7	Net (loss) income from CFVs allocable to common
	shareholders	$ (808)	$ 1,964	$ (2,772)	$ (2,813)	$ 3,199	$ (6,012)
(1)

Excludes $12,706 and $12,343 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September 30, 2015, respectively.  Excludes $77,326 of net loss allocable to the minority interest holder in IHS for the nine months ended September 30, 2014.  These amounts are excluded from this presentation because IHS related activity is not included within lines 1 through 5 above.  There were no losses allocable to the minority interest holder in IHS for the three months ended September 30, 2014.

The majority of the change period over period is due to the Company no longer consolidating SAWHF and the non-profit entity and its Consolidated LTPPs as of December 31, 2014.

The following table provides the details of Net (loss) income from CFVs allocated to the common shareholders as presented above in line 7 of Table 11:

		For the three months ended			For the nine months ended
		September 30,			September 30,
	(in thousands)	2015	2014	Change	2015	2014	Change
8	Guarantee fees	$ 331	$ 331	$ ─	$ 993	$ 993	$ ─
9	Equity in losses from LTPPs	(1,139)	(277)	(862)	(3,806)	(2,187)	(1,619)
10	Asset management fees	─	1,844	(1,844)	─	3,514	(3,514)
11	Interest income	─	598	(598)	─	1,524	(1,524)
12	Equity in income from SAWHF	─	246	(246)	─	388	(388)
13	Other expenses	─	(778)	778	─	(1,033)	1,033
14	Net (loss) income from CFVs allocable to common
	shareholders	$ (808)	$ 1,964	$ (2,772)	$ (2,813)	$ 3,199	$ (6,012)

Guarantee fees associated with the guaranteed LIHTC Funds that we continue to consolidate for financial reporting purposes, represent consideration received at fund formation in exchange for guarantee-related risk that was underwritten by the Company.  As of September 30, 2015, we had $11.1 million of unamortized guarantee fees.

Equity in losses from LTPPs are losses from certain LTPPs that are allocated to MMA’s bond interest in the LTPPs.  To the extent MMA has a bond interest in the LTPP and the consolidated LIHTC Funds’ equity interest in the LTPP has no remaining book basis, MMA is required to pick up the limited partners’ share of losses from the LTPP.  Because we carry our bonds at fair value, these losses are equally offset by an increase to unrealized bond value recorded through accumulated other comprehensive income (“AOCI”) having no impact on overall common shareholders’ equity (see Table 4, line 2).

Asset management fees recognized during the three months ended and nine months ended September 30, 2014 are primarily related to IHS’s management of SAWHF ($0.6 million and $1.9 million, respectively).  The fees earned from SAWHF for the three months ended and nine months ended September 30, 2015 of $0.5 million and $1.7 million, respectively, are reported through asset management fees on Table 7, line 5, and are not recognized as an allocation of income because SAWHF is no longer consolidated as of December 31, 2014.  The balance of asset management fees recognized during the three months and nine months ended September 30, 2014 ($1.2 million and $1.6 million, respectively) related to the management of certain LIHTC funds and those asset management rights were sold during the fourth quarter of 2014.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities.  At September 30, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $56.9 million and $29.6 million, respectively and we believe we have sufficient liquidity to meet our obligations as they become due.

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

	For the nine months ended September 30, 2015
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(4,716)		(7,075)	(11,791)
Investing activities	43,328		6,607	49,935
Financing activities	(11,337)		468	(10,869)
Net increase in cash and cash equivalents	27,275		─	27,275
Cash and cash equivalents at end of period	$56,894	$	─	$56,894

	For the nine months ended September 30, 2014
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$66,794	$	─	$66,794
Net cash provided by (used in):
Operating activities	402		(1,430)	(1,028)
Investing activities	63,237		1,641	64,878
Financing activities	(83,826)		(211)	(84,037)
Net decrease in cash and cash equivalents	(20,187)		─	(20,187)
Cash and cash equivalents at end of period	$46,607	$	─	$46,607

Operating activities

The following table provides information about cash flows associated with operating activities of MMA:

	For the nine months ended
	September 30,
(in thousands)	2015	2014	Change
Interest income	$14,575	$16,608	$(2,033)
Preferred stock dividends received	3,935	3,935	─
IHS asset management fees received	3,040	2,912	128
Other income	1,686	3,261	(1,575)
Salaries and benefits	(9,706)	(7,410)	(2,296)
Advances on and originations of loans held for sale	(6,752)	─	(6,752)
Interest paid	(5,823)	(8,507)	2,684
Professional fees	(2,976)	(5,296)	2,320
General and administrative	(2,512)	(3,025)	513
Other expenses	(1,927)	(2,509)	582
Other	1,744	433	1,311
Net cash (used in) provided by operating activities	$(4,716)	$402	$(5,118)

Cash flows used in operating activities were $5.1 million higher during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

During the second and third quarters of 2015, we funded $6.8 million of loans held for sale through our new renewable energy capital business.  As required by U.S. generally accepted accounting principles (“GAAP”), the amount of cash used to fund these loans was recognized as an operating activity because these loans were classified as held for sale for accounting purposes.

Through the first nine months of 2015, net cash used in operating activities that were attributable to salaries and benefits increased $2.3 million primarily as a result of higher bonus payments made by the Company in 2015, as well as due to the hiring of new employees associated with our new renewable energy business.  In addition, interest income declined $2.0 million primarily due to two bond restructurings that were completed during the first nine months of 2014.  Furthermore, other income declined $1.6 million primarily as a result of the conveyance of our LIHTC business to MGM in the fourth quarter of 2014, which resulted in less asset management fees to be earned and collected by the Company.

These impacts, which decreased operating cash flows, were partially offset by a decrease in interest paid of $2.7 million as a result of the redemption of Company debt obligations during 2014.  In addition, the Company incurred approximately $2.8 million less general and administrative expenses and professional fees, primarily as a result of a discounted settlement of an obligation related to professional fees that was paid during the second quarter of 2014.  Other operating activities generated $1.3 million in cash during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of interest received on the seller financing issued to MGM in connection with the sale of our LIHTC business.  These amounts were not recognized in income.  Rather, such amounts were recognized as a deferred gain since the conveyance of our LIHTC business was not reported by the Company as a sale.

Investing activities

The following table provides information about cash flows associated with investing activities of MMA:

	For the nine months ended
	September 30,
(in thousands)	2015	2014	Change
Proceeds from the sale of real estate and other investments	$37,533	$61,178	$(23,645)
Principal payments and sales proceeds received on bonds and loans	29,255	9,916	19,339
Capital distributions received from investments in partnerships	129	─	129
Investments in partnerships and real estate	(25,633)	(3,111)	(22,522)
Decrease in restricted cash	17,616	11,584	6,032
Purchase of bonds	(15,123)	(8,380)	(6,743)
Purchase, advances on and originations of loans	(449)	(7,950)	7,501
Net cash provided by investing activities	$43,328	$63,237	$(19,909)

Cash flows provided by investing activities during the nine months ended September 30, 2015 declined $19.9 million compared to the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, proceeds from the sale of real estate and other investments declined $23.6 million compared to that received in the nine months ended September 30, 2014.  This decline is primarily the result of fewer real estate sales in 2015 as our non-performing asset portfolio has been reduced.  Additionally, we invested $25.0 million in our newly formed Solar Joint Venture during the third quarter of 2015, which contributed to a $22.5 million increase in cash used for investments in partnerships and real estate as compared to the nine months ended September 30, 2014.  Furthermore, cash used for purchases of bonds increased by $6.7 million primarily due to additional purchases during the third quarter of 2015.

The declines in investing cash flows discussed above were partially offset by an increase in principal payments and sales proceeds received on bonds and loans of $19.3 million for the nine months ended September 30, 2015, compared to investing-related cash flows received during the same period in 2014.  This increase was largely attributable to the collection of $14.4 million in connection with the redemption of the bridge loan to MGM during the second quarter of 2015.  The Company also received $2.9 million related to a partial payment of the seller financing that was provided to MGM and that is reflected in “Proceeds from the sale of real estate and other investments” within investing activities.

Restricted cash decreased $17.6 million for the nine months ended September 30, 2015 primarily due to the purchase of two bonds that were referenced in two total return swaps.  Such agreements were terminated during the third quarter of 2015.  Additionally, we used $7.5 million less cash for purchases, advances on and originations of loans during the nine months ended September 30, 2015, as compared to the same period in 2014.

Financing activities

The following table provides information about cash flows associated with financing activities of MMA:

	For the nine months ended
	September 30,
(in thousands)	2015	2014		Change
Proceeds from borrowing activity	$32,743	$	─	$32,743
Repayment of borrowings	(37,232)		(75,288)	38,056
Purchase of treasury stock	(6,547)		(6,938)	391
Payment of debt issuance costs	(301)		(1,600)	1,299
Net cash used in financing activities	$(11,337)		$(83,826)	$72,489

Cash flows used in financing activities were $72.5 million lower during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The decrease in cash used in financing activities was primarily due to a $38.1 million decrease in our repayment of borrowings.  During 2014, the repayment of borrowings was primarily comprised of payments of $55.6 million that were made to repurchase bonds, payment of which were reported as the repayment of secured borrowings for reporting purposes, as well as an $11.5 million payment of a note payable.  During 2015, the repayment of borrowings was largely due to (i) $16.1 million of principal payments made in connection with subordinate debt that was issued by MFH, (ii) $11.6 million of cash used to terminate one of the total return swap financings associated with our preferred stock investments and (iii) $6.2 million of cash used to repurchase a bond (but whose cash outlay was reported by the Company as a repayment of a secured borrowing in connection with the termination of a related total return swap financing agreement.

The decrease in cash used in financing activities was also attributable to a $32.7 million increase in proceeds from borrowing activities which was primarily a result of proceeds of $25.6 million generated from total return swap financing arrangements that were entered into during the first nine months of 2015.  The Company also received $7.2 million from loans conveyed to the Solar Joint Venture, cash payments of which are included in “Proceeds from borrowing activity” since the conveyance of such loans were reported as a secured borrowing.

Off-Balance Sheet Arrangements

In the fourth quarter of 2014, we provided $15.9 million of seller financing to MGM for the sale of substantially all of our LIHTC asset management operations including our general partner interests in 11 guaranteed LIHTC Funds.  We did not record the seller financing in our Consolidated Balance Sheet because we retained the yield guarantee to the investors in the 11 guaranteed LIHTC Funds.  During the second quarter of 2015, MGM paid $2.9 million of the seller financing, bringing the off-balance sheet receivable from MGM in this case to $13.0 million.  We recorded the cash collected of $2.9 million to deferred gain through “Other Liabilities.”  See Notes to Consolidated Financial Statements –  Note 5, “Other Assets,” for more information.

Debt

The table that follows below summarizes the carrying values of weighted-average interest rates of the Company’s debt obligations that were at September 30, 2015.  See Notes to Consolidated Financial Statements –  Note 6, “Debt,” for more information.

		Weighted-Average
		Interest Rate at
	September 30,	September 30,
(dollars in thousands)	2015	2015
Asset Related Debt (1)
Notes payable and other debt – bond related	$89,405	1.4%
Notes payable and other debt – non-bond related debt	16,742	11.1
Total asset related debt	106,147	2.9

Other Debt (1)
Subordinate debt	133,286	2.9
Notes payable and other debt	29,377	4.1
Total other debt	162,663	3.1

Total asset related debt and other debt	268,810	3.0

Debt related to CFVs	6,712	5.3

Total debt	$275,522	3.1
(1)

Asset related debt is debt, which finances interest-bearing assets.  The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.  Other debt is debt, which does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Other Debt

Subordinate debt

At September 30, 2015, the Company had subordinate debt with a UPB of $124.0 million and carrying value of $133.3 million.  The weighted average yield of such debt was 2.9%.  The carrying value of such debt includes $12.0 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  Such impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Notes payable and other debt

This debt pertains to the Company’s investments in preferred stock that were financed by the Company through total return swaps.  During the first quarter of 2015, the Company repaid $11.6 million of this debt while $25.0 million of the UPB of such debt was extended and now matures on March 31, 2016.  See Notes to Consolidated Financial Statements ─ Note 3, “Investment in Preferred Stock,” for more information.  This debt is non-amortizing and bears an interest rate of 3-month LIBOR plus 400 bps (4.3% at September 30, 2015) that resets on a quarterly basis.  This debt was terminated on October 30, 2015.  See Notes to Consolidated Financial Statements − Note 6, “Debt,” for more information.

Covenant Compliance and Debt Maturities

At September 30, 2015, the Company was not in default under any of its debt arrangements.

Guarantees

The following table provides information about the maximum exposure and guaranty obligation recognized in the Company’s Consolidated Balance Sheets:

	At
	September 30, 2015
	Maximum	Carrying
(in thousands)	Exposure	Amount
Indemnification contracts	$13,209	$614

The Company recognized a guaranty obligation for its obligation to stand ready to perform in connection with guarantees that it underwrote in connection with investor yields on certain third party LIHTC Funds and property performance on certain third party LTPPs.  Such guarantees will expire by December 31, 2017.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under such guarantees.  The Company made no cash payments related to these indemnification agreements for the nine months ended September 30, 2015 and 2014.

The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with certain consolidated LIHTC Funds.  See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures.”

Debt Related to CFVs

At September 30, 2015, debt related to CFVs includes a $6.7 million debt obligation of one of the consolidated LIHTC Funds.  At September 30, 2015, the carrying value of this debt, which is due on demand, equals its UPB and its weighted average yield is 5.3%.

Company Capital

Common Shares

As of September  30, 2015,  the Board had authorized total stock repurchases of up to 2.05 million shares.  Between October 1, 2015 and November 6, 2015, we repurchased 56,260 shares at an average price of $12.97.  As of November 6, 2015, the Company had repurchased 2.0 million shares at an average price of $9.13 since the plan’s inception.  The maximum price at which management is authorized to purchase shares is $13.92 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement (“Rights Plan”)

Effective May 5, 2015, the Company adopted a Rights Plan.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights will not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, should a new investor acquire greater than a 4.9% stake in the Company, all existing shareholders other than the new 4.9% holder will be provided the opportunity to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.  See Income Taxes section below for more information.

Bond Portfolio

The table below provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through total return swaps that the Company executed and accounts for as derivatives as of September 30, 2015.  See Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments” for more information about total return swaps that are accounted for as derivative instruments.

	Unpaid
	Principal								Wtd. Avg.		Number	Number of
	Balance		Fair		Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")		Value		Coupon		Pay Rate (4)		Coverage (5)		Bonds	Properties
Multifamily tax-exempt bonds
Performing	$190,303		$199,335		6.54%		6.54%		1.03	x	24	21
Non-performing (1), (2)	50,819		40,483		6.54%		2.96%		0.67	x	6	5
Subordinate Cash Flow (3)	10,177		8,146		6.80%		0.91%		N/A		4	−
Total Multifamily tax-exempt
bonds	$251,299		$247,964		6.54%	(6)	5.79%	(6)	0.95	x	34	26

CDD bonds	$28,220		$26,798		6.75%		6.75%		N/A		2	N/A

Other bonds	$34,166		$34,936		4.34%		4.34%		N/A		4	N/A
Total Bond Portfolio	$313,685	(7)	$309,698	(7)	6.31%	(6)	5.71%	(6)	0.95	x	40	26

(1)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.
(2)	This amount includes subordinate bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $4.3 million.
(3)

Subordinate cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months, however, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)

The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at September 30, 2015.

(5)	Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.
(6)

The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(7)

Includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had a UPB of $87.3 million and a fair value of $91.7 million and were subject to TRSs with a notional amount of $88.7 million, for a net derivative asset value of $3.0 million.  This amount also includes an additional 10 bonds financed by TRSs accounted for as a secured borrowing.  These bonds had a UPB of $87.8 million and a fair value of $92.2 million and were subject to TRSs with a notional amount of $89.6 million.

Real Estate Investments

At September 30, 2015, our U.S. real estate investments had a GAAP carrying amount of $25.1 million with an estimated fair value of $29.2 million.  Of the $25.1 million GAAP carrying amount, $22.5 million was reported through investments in partnerships and $2.6 million was reported through other assets.  At September 30, 2015, our U.S. real estate investments were comprised of interests in real estate partnerships that invest in commercial real estate, land and affordable multifamily rental properties as well as a direct land investment.  The Company estimates the fair value of its interests in real estate partnerships and direct land investments using various valuation techniques including discounting the expected cash flows from such investments, appraisals and other indications of fair value, including sale agreements and letters of intent to purchase if available.

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

Valuation of Bonds

Our bond portfolio includes mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  For most of our performing bonds, we estimate fair value using a discounted cash flow methodology; specifically, the Company discounts contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratio, geographic location and bond size.  If observable market quotes are available, we will estimate the fair value based on such quoted prices.  For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we estimate the fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs.  However, to the extent available, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for non-performing bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the Consolidated Balance Sheets at September 30, 2015 were priced on average at approximately 96% of the portfolio’s UPB.

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value.  As of September 30, 2015, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any).  In addition, we must make judgments about discount rates and capitalization rates.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September  30, 2015

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claimed to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the United States District Court for the District of Maryland.  The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the United States Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.   As a result of these rulings, the only counts remaining in the class action related to the Company’s dividend reinvestment.

The parties negotiated a settlement agreement, which was submitted to the United States District Court for the District of Maryland for approval.  On September 24, 2015, the Court approved the settlement agreement.  On September 25, 2015, the court entered an order dismissing the case in light of the settlement.  The settlement provides for a maximum of $826,820 to cover payments to the class as well as the attorneys for the plaintiffs’ counsel.  The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, so the final settlement amount to the class could be less than the amount stated above.

The Company will not incur any settlement costs, as all costs, including both class payments and plaintiffs’ attorneys’ fees, will be paid directly by its insurance company.  As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

Item 1A.   Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended September  30, 2015.

Use of Proceeds from Registered Securities

None for the three months ended September 30, 2015.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended September 30, 2015.

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
7/1/2015 - 7/31/2015	29	$12.46	29	239
8/1/2015 - 8/31/2015	71	13.51	71	168
9/1/2015 - 9/30/2015	42	13.22	42	126
	142	$13.21	142

(1)

As of September 30, 2015, the Board had authorized total stock repurchases of up to 2.05 million shares.  Between October 1, 2015 and November 6, 2015, we repurchased 56,260 shares at an average price of $12.97.  As of November 6, 2015, the Company had repurchased 2.0 million shares at an average price of $9.13 since the plan’s inception.  The maximum price at which management is authorized to purchase shares is $13.92 per share.  Unless amended, the plan will terminate once the Company has repurchased the total authorized number of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	November 13, 2015	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 13, 2015
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	November 13, 2015
Name:	David C. Bjarnason
Title	Chief Financial Officer and Executive Vice President

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

E-1