Form 10-K
period 2015-12-31
MMA CAPITAL MANAGEMENT, LLC
filed 2016-03-15
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
3600 O’Donnell Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21224 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value	Name of each exchange on which registered Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Note: The registrant became an accelerated filer on December 31, 2015, but remains eligible to use the scaled disclosure standards available to smaller reporting companies in this filing pursuant to Item 10(f)(2)(i) of Regulation S-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $80,828,999 based on the last sale price as reported in the over the counter market on June 30, 2015.

There were 6,411,436 shares of common shares outstanding at March 3, 2016.

Portions of the registrant’s Proxy Statement to be filed on or about April 7, 2016 have been incorporated by reference into Part III of this report.

i

ii

Cautionary Statement Regarding Forward Looking Statements

This 2015 Annual Report on Form 10-K (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

PART I

Item 1.  BUSINESS

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, when used in this report, the “Company,” “MMA,” “we,” “our” or “us”  refers to MMA Capital Management, LLC and its subsidiaries.

Unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Organization

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  Beginning in 2015, the Company operated through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTC”) and Energy Capital and Other Investments (previously referred to as “Other Investments and Obligations” in the Company’s 2015 Quarterly Reports on Form 10-Q).

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.    Within this business line, we manage the vast majority of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  We provide asset management and administrative services to a limited liability company formed by the Company and a commercial bank (our “LIHTC Partnership”), and have provided a limited guarantee of the expected tax credits to be generated by the LIHTC Partnership’s portfolio of investments.  As part of this business line, we have made other guarantees to third parties related to the receipt of tax credits and the performance of the underlying assets and we have loan receivables  from, and an option to purchase, a tax credit asset manager.

In our Energy Capital and Other Investments business line, we primarily provide project capital necessary to develop and build renewable energy systems through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture”) and that provides custom solar financing solutions offered by MMA Energy Capital.  These financing solutions include debt investments to be used as late stage development capital to bring projects through the development phase and into construction, as well as capital to construct these projects and place them in operation.  Within this business line, we also manage our solar and non-solar legacy assets.

International Operations

We manage our International Operations segment through a wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS Property Management Proprietary Limited (“IHS PM”), to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Competition

Within our U.S. Operations, we face competition from various financial institutions, including banks, government-sponsored enterprises, mutual funds and asset management companies, related to the debt and equity that we manage or invest in real estate related assets.   We also face competition from banks and other solar lenders related to our business that provides project capital necessary to develop and build renewable energy systems.

In our International Operations, our primary activity is making workforce housing investments in South Africa for the funds and ventures we invest in and manage.  We compete against other investors, developers and companies that also acquire, develop and manage similar housing investments.  We also compete against other asset managers in raising capital and making investments.

Employees

At December 31, 2015,  we had 55 employees, which included 25 employees in our  U.S. and Corporate Operations and 30 employees in our International Operations (the latter headcount excludes employees of IHS PM).  None of these employees are party to any collective bargaining agreements.

Other

This Report contains and omits certain disclosures in accordance with the scaled disclosure standards applicable to “smaller reporting companies.”  Because the market value of our common shares held by non-affiliates on June 30, 2015 exceeded $75 million, we were considered to be an “accelerated filer” as of December 31, 2015.  As a consequence of this designation, we are required to follow the accelerated filer deadline for this Report and we will be required to cease relying on the scaled disclosure standards for smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2016.

Our principal office is located at 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224.  Our telephone number at this office is (443) 263-2900.  Our corporate website is located at www.mmacapitalmanagement.com, and our filings under the Exchange Act are available through that site, as well as on the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.    The information contained on our corporate website is not a part of this Report.

Item 1A.  RISK FACTORS

Investing in our securities involves various risks and uncertainties.  The risks described in this section are among those that could, directly or indirectly, have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to Our Business

Increases in interest rates and credit spreads may adversely affect the fair value of our financial assets, our results of operations and our net worth.

Our bonds and other financial assets as reported on our Consolidated Balance Sheets expose us to changes in interest rates and credit spreads.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies.  Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets.  Interest rates can also fluctuate as a result of geopolitical events or changes in general economic conditions, including events or conditions that alter investor demand for Treasury or other fixed-income securities.

Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class, may cause fluctuations in credit spreads.

Our financial results and net worth can be significantly affected by changes in interest rates and credit spreads, especially results driven by financial instruments that are measured at fair value.  These instruments include our investments in bonds, loans held-for-sale and loans for which we elected the fair value option.

If long-term rates increase or credit spreads widen, the fair value of our bonds and other financial assets will generally decline and these declines could be significant.    Because most of our bonds are secured by multifamily rental properties, increasing interest rates that lead to higher mortgage rates may make it more difficult for buyers of multifamily properties to obtain mortgage financing and, as a result, may depress prices that buyers are willing to pay for such properties.  Accordingly,  changes in interest rates and credit spreads may adversely affect the fair value of collateral that secures our bonds.

The Company uses total return swaps (“TRS”) for financing and other purposes that expose us to certain risks.

A TRS is an agreement that requires one party to make interest payments based on either fixed or floating rate of interest in exchange for payments from its counterparty that are based on the return of referenced asset that is typically an index, a loan or a bond.  All payments under these agreements are calculated based upon contractually-specified notional amounts.  In our typical TRSs, we are required to make interest payments that are based on a floating rate and our counterparty is required to make payments to us that reflect the total return associated with a referenced asset.  Cash flows associated with such agreements are subject to the risks associated with the referenced asset (in most cases real estate related risks) and to credit risk of both the obligor on the referenced asset and the counterparty on our TRSs.  As a result, to the extent the associated referenced assets lose value, we are at risk of having to provide additional collateral.  If we were unable to post such additional collateral, the referenced asset might be sold at a time when its full value could not be achieved and our existing collateral would be at risk.

Changes in interest rates may increase our borrowing costs and decrease our cash flows and net income.

As short-term rates rise, our borrowing costs will increase and our net income will decline as our bond and other lending income is fixed and a significant portion of our debt is variable and tied to short-term rates.  At December 31, 2015, we had $177.7 million notional amount of bond related TRSs (accounted for as either debt or derivatives) tied to the Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index and $23.5 million notional amount of loan related TRSs (accounted for as derivatives) tied to the London Interbank Offer Rate (“LIBOR”) 1-month index plus a spread.  We also had $95.4 million (unpaid principal balance (“UPB”)) of subordinated debt at December 31, 2015 tied to the LIBOR 3-month index plus a spread.

Changes in capitalization rates and interest rates may adversely affect the value of our real estate-related investments.

The carrying value of our real estate is at fair value when initially recorded and is then evaluated for impairment or carried at the lower of cost or fair value depending on its balance sheet classification.  The fair value of both our direct real estate holdings and real estate that collateralizes our bond investments will generally decline if capitalization and discount rates rise.  Furthermore, the value of our real estate-related interests in our LIHTC business line is dependent on the residual value of multifamily rental properties.  The residual value of these rental properties will generally decline if capitalization and discount rates rise in the markets where these properties are located.  These rates vary from market to market and our real estate in some markets could be more affected than our real estate in other markets.

The cash flows and value from our bond portfolio and all other real estate-related interests that we have are dependent upon the quality of the related real estate collateral and can be impacted by the risks related to real estate.

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

Most of our investments derive their value from the cash flows generated by tenant leases.  The majority of the properties which we have financed or have invested in have rent limitations that could adversely affect the ability to increase rents, as well as tenant income restrictions that may reduce the number of eligible tenants and, thus, occupancy rates at such properties. If, because of general economic conditions, local market conditions or property specific conditions, the tenants move out or cannot pay the rents charged on the specific units they lease, the owners (our borrowers and partners) may not be able to lease the units to replacement tenants at full rent (or at all), in which case the cash flows from the properties may not be sufficient to pay interest on our bonds or loans, which would cause the value of our investments to decline.  Real estate may also decline in value because of market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.

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

We face risks associated with our renewable energy finance business.

Our renewable energy finance business makes development and construction loans for the purpose of building commercial scale solar facilities.  This business is subject to construction risk, permanent financing and repayment risk, collateral risks (such as value and ability to foreclose), and the risk of a change in certain current laws that incentivize construction of clean energy facilities.  In this regard, our ability to fund our development or construction loan commitments is currently and may become increasingly dependent upon the repayment of other, similar loans that we originated.  Repayment of such loans are often dependent upon permanent loans whose funding are outside of our control since, among other factors, lenders of permanent loans may be subject to having access to the credit markets.  Although we have previously had some experience in this business, we cannot be certain we have identified and adequately prepared for all of the risks associated with re-entering the business at this time.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Our business was significantly affected by the disruptions in the credit markets during the global financial crisis.  Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other debt instruments that are a major part of our assets and likely to play a significant role in our reinvestment strategy.  This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other receivables associated with our lending activities.  We are also dependent upon our capital partners to extend existing credit facilities upon their maturity.  If we were unsuccessful in renewing existing facilities, we may be forced to create liquidity in an unfavorable market which could have a material adverse effect on our business.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our bonds, our direct and indirect investments in real estate, and our other debt investments are illiquid and difficult to value.  As to our bonds in particular, they are unenhanced and unrated and, as a consequence, the purchasers of our bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market.  This lack of liquidity complicates our ability to ascertain the fair value of our bonds and other debt investments as there is limited information on trades of comparable bonds and debt investments.  Therefore, there is a risk that if we need to sell any of these assets, the price that we are able to realize may be lower than the carrying value.

Some of our bonds are 30 or more days past due in principal and/or interest and others are at risk of becoming 30 or more days past due in principal and/or interest.

As of December 31, 2015, the aggregate UPB of bonds that were 30 or more days past due in either principal and/or interest was $50.8 million, or approximately 16% of all bonds in which we have an economic interest.  We report our defaulted bonds at their fair value, which considers an issuer default.  However, amounts realized by us could be even less than such estimates if foreclosures were pursued or if our borrowers filed for bankruptcy protection.  Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us.  These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

The value of our tax-exempt bonds and renewable energy investments could be adversely affected by changes in tax laws.

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

Federal and State governments have established various incentives and financial mechanisms to accelerate the adoption of renewable energy.  The incentives include tax credits, tax abatements and rebates among others.  These incentives help catalyze private sector investments in solar energy.  Changes in government incentives could adversely affect our renewable energy investments.

Our bonds may not retain their tax-exempt status.

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel has rendered its opinion that interest on the bond is excludable from gross income for federal income tax purposes.  However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance.  While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained.  If our bonds were to lose their tax-exempt status, then the fair value of those bonds would decline, and to the extent that the bond was the referenced asset in a TRS financing, the TRS would terminate causing us to reacquire the bonds at the then fair value plus any difference required to pay-off the related financing.  If we did not purchase the bonds, they could be sold and if the value at inception of such agreements were not realized, our TRS collateral would be at risk.

Executing TRSs are important to our U.S. Operations.

Currently, our TRSs are with one financial institution.  At least in the near term, entering into new TRSs or rolling over existing agreements, is a significant part of our U.S. Operations.  To the extent we are unable to execute these types of agreements in the future, we may not be able to achieve our near term goals and our financial position could suffer significantly.

We could lose the tax benefit of our Net Operating Losses (“NOLs”).

We have significant deferred tax assets that are currently offset by a valuation allowance on our balance sheet.  The most significant deferred tax asset is our federal NOL that can be used to offset federal taxable income for the foreseeable future.  However, there are events that could cause us to lose or to otherwise limit the amount of NOLs available to us.  For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code.  A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period.  The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (“Rights Plan”) in an attempt to avoid a change of control event as defined by the Internal Revenue Code, although the Company cannot guarantee the effectiveness of the Rights Plan.

In addition to limitations that a change in control have on our NOLs, our NOLs are subject to a 20-year carryforward limitation that limits the time that we have to generate the income necessary to fully utilize our NOLs.  It is possible that some of the NOLs will become permanently impaired if the Company is unable to generate the income required to utilize our NOLs before their expiration period begins in 2027.

If we become subject to the Investment Company Act of 1940 (the “Investment Company Act”), we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act.  We currently rely on an exemption from the Investment Company Act for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Because of changes in the nature and number of companies relying on this exemption and because most of the guidance surrounding this exemption comes from “no action” letters issued by the SEC staff, the SEC on August 31, 2011 issued a concept release requesting comment directed to the scope and use of this exemption.  We do not know what action, if any, the SEC may take in response to the comments that it receives.  If we were to become regulated as an investment company under the Investment Company Act, either due to a change in the SEC’s interpretation of that Act or due to a significant change in the value and composition of our assets, we would be subject to extensive regulation and restrictions.  Among other restrictions, we would not be able to incur borrowings, which would limit our ability to fund certain investments.  Accordingly, either we would have to restructure our assets so we would not be subject to the Investment Company Act or we would have to change materially the way we do business.  Either course of action could require that we sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.  Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

We have provided guarantees with respect to certain of the tax credit equity funds and properties, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

Within our LIHTC business line, we have provided a limited guarantee of the expected tax credits to be generated by limited partnership investments held by our LIHTC Partnership.  We have also guaranteed minimum yields on investment to investors in guaranteed LIHTC funds in which we sold our GP interests (“Guaranteed Funds”) and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to those guarantees.  We have also agreed to indemnify specific investors in certain non-Guaranteed Funds related to the performance on certain lower tier property partnerships (“LTPPs”).  We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees.  In order for the investors in the Guaranteed Funds and the LIHTC Partnership to benefit from low-income housing tax credits, the LTPPs in which these entities invest must operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees.  If we were to become obligated to perform on these guarantees our financial condition and results of operation would be negatively impacted and the impact could be significant.

Our ability to grow our business would be adversely affected if we are unable to raise capital from third-party investors.

Our growth depends, at least in part, on our ability to raise capital from third-party investors, which in turn depends on a number of factors, including certain factors that are outside our control.  Additionally, we need to identify and attract new investors in order to increase the number and size of funds or other businesses that we manage or will manage.  There can be no assurances that we can find or secure commitments from those new investors.  The failure to raise capital in sufficient amounts could result in a decrease in management and other fee revenue or a decline in the rate of growth of such fees, any of which could adversely impact our revenues, cash flows and financial condition.

The value of our International Operations investments and cash flows could fluctuate with changes in the relative value of the dollar and South African rand (“rand”) as well as with changes in benchmark interest rates.

The net assets and operations of IHS are denominated in various currencies.  In addition, our co-investments in the SAWHF and the IHS Residential Partners I are denominated in rand and the majority of our co-investment in the IHS Fund II is denominated in rand.  We do not hedge these foreign currency exposures and may experience losses as the value of our holdings in IHS, SAWHF, IHS Residential Partners I and IHS Fund II fluctuates with changes in foreign exchange rates relative to the dollar.  In addition, the SAWHF borrows money in U.S. dollars from the Overseas Private Investment Corporation, resulting in the SAWHF itself having dollar to rand currency risk.  The SAWHF also enters into contracts in an effort to hedge the foreign currency risk associated with its dollar denominated debt.  These borrowings and hedges could adversely impact the SAWHF’s results and the value of our investment.  We expect IHS Fund II to have similar risks. Additionally because there are financing arrangements in place for the IHS managed funds as well as the properties in which the funds have invested, the cost associated with the financing arrangements will change as the respective benchmark interest rate changes.  Furthermore, interest rates affect the availability of mortgage financing which is important for the successful disposition of the funds’ investments.  These interest rate changes could adversely impact the value of our International Operations investments and cash flows.

The value of investments and cash flows of our U.S. and International Operations are dependent on the quality of the management of the underlying properties.

The performance of the properties in which the funds that we manage have invested can be adversely impacted by the quality of the property management.  To the extent property managers are not able to provide quality property management, the value of our investments and the cash flows from these investments will suffer.  IHS PM manages a substantial portion of the properties in funds that we manage in our International Operations, thereby giving us a significant degree of control over the quality of the management of the underlying properties.

Our International Operations are subject to foreign government risk and stability risk.

Foreign governments have different laws and policies than the U.S. government.  They may change their laws and policies in ways that harm or limit our operations.  Such actions may include, but are not limited to, directly competing with us and nationalizing our operations without providing us with fair compensation.  They also may enact laws that make it more difficult for foreign companies to do business, thereby giving local competitors an advantage.  South Africa and other countries impose exchange controls that regulate how money enters and leaves the country.  These laws could be changed in ways that are adverse to us.  Our ability to anticipate, control or counteract these risks is very limited.

Foreign countries have social and economic stability risks that are different than the U.S.  South Africa has experienced some social unrest in the past and if that were to continue our operations and investments there could be adversely affected.

The application of international tax regimes could substantially affect our after tax results from International Operations.

Income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically.  We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the U.S.  International treaties also govern these tax consequences.  If any of these laws or treaties changes, it could adversely impact our projected after-tax results.

Our International Operations are subject to additional real estate risks as compared to our U.S. Operations, including laws and customs related to real estate ownership and finance.

The SAWHF, IHS Residential Partners I and IHS Fund II invest in real estate in South Africa.  While many of the risks are similar to investing in U.S. real estate, there are legal and market differences that result in higher risks, which may adversely impact our operations and our results.  In addition, the IHS Fund II may invest in countries outside of South Africa.  We have limited experience outside of South Africa and we might face additional risks which we have not identified and which we are not sufficiently prepared to address.

Our International Operations include investments in funds that have investments in for-sale units, meaning adverse conditions in the mortgage market could affect the value of those units.

The SAWHF, IHS Residential Partners I and IHS Fund II investments include for-sale units.  If buyers have difficulty obtaining mortgages or other financing, unit sales and, therefore, the value of our interests in these ventures, could be adversely affected.

We are at risk of key employee turnover.

We are vulnerable to key talent turnover and our business operations could suffer if we were unable to find suitable replacements on a timely basis.  This risk is higher because our employee headcount is relatively small.

Risks Relating to Ownership of Our Shares

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price.  At December 31, 2015, we have one shareholder with a  greater than 4.9% (5.5%) stake in the Company.

Our Board of Directors (“Board”) can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, subject to Nasdaq Capital Market rules imposing some limitations on our ability to issue shares without shareholder approval, our Board can authorize, the issuance of an unlimited number of common shares without obtaining shareholder approval.  Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders.  Our Board can also authorize, without any requirement of shareholder approval other than those imposed by Nasdaq Capital Market, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting.  This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

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

Our shares are thinly traded and, as a result, the price at which they trade may not reflect their full intrinsic value.

Although we are traded on Nasdaq Capital Market, our shares are thinly traded and we do not have analysts actively tracking and publishing opinions on the Company and our stock.  Additionally, when we repurchase our shares, the number of shares outstanding is reduced, which has the effect over time of further decreasing the trading volume of our shares.  Accordingly, the trading price of our shares may not reflect their full intrinsic value.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 6,400 square feet of office space pursuant to a lease that expires in March 2024.

Our International Operations are located in Johannesburg, South Africa where we occupy approximately 8,500 square feet of office space pursuant to a lease that expires in April 2020.

Item 3.   LEGAL PROCEEDINGS

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

The Company was a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claimed to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the U.S. District Court for the District of Maryland.  The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the U.S. Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.   As a result of these rulings, the only counts remaining in the class action related to the Company’s dividend reinvestment.

The parties negotiated a settlement agreement, which was submitted for approval to the U.S. District Court for the District of Maryland.  On September 24, 2015, the Court approved the settlement agreement and dismissed the case on September 25, 2015.  The settlement provides for a maximum of $826,820 to cover payments to the class as well as attorneys’ fees for the plaintiffs’ counsel.  The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, thus the final settlement amount to the class could be less than the amount stated above.

The Company will not incur any settlement costs, as all costs will be paid directly by its insurance company.  As a result, the Company released its litigation reserve of $0.5 million during the first quarter of 2015.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares currently trade on the Nasdaq Capital Market exchange, operated by Nasdaq, Inc. under the symbol “MMAC.”  Prior to October 9, 2014, we traded on the OTC market specifically through the OTCQB marketplace under the symbol “MMAB” and “MMABD.”

The following table shows the high and low sales prices for our common shares during the years ended December 31, 2015 and 2014 as reported by the Nasdaq Capital Market through Nasdaq, Inc. and OTC Market Group through the OTCQB marketplace.  All share prices have been adjusted to reflect the one-for-five reverse stock split that occurred on September 29, 2014.

Common Shares
High/Low Prices
Fiscal Quarter	2015	2014
First...............................................	$10.12-9.05	$7.75-5.50
Second.........................................	12.99-9.70	9.75-7.55
Third.............................................	13.64-11.62	9.65-8.60
Fourth...........................................	14.50-12.21	10.08-8.20

Our Board has not declared a dividend since the fourth quarter of 2007.  It is unlikely that we will pay a dividend in the foreseeable future.

On March 3,  2016, there were approximately 374 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the three months ended December  31, 2015.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2015.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended December 31, 2015.

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
10/1/2015 - 10/31/2015	56	$12.97	56	70
11/1/2015 - 11/30/2015	25	12.73	25	45
12/1/2015 - 12/31/2015	11	13.63	11	600
	92	$12.98	92

(1)

On December 29, 2015, the Company announced the Board’s authorization of a 2016 share repurchase program (“2016 Plan”), which permits the repurchase of up to 0.6 million shares.  As of December 31, 2015, all previous authorizations had either expired or were completed, therefore only the 2016 Plan of up to 0.6 million shares remains.  Between January 1, 2016 and March 3, 2016, we repurchased 104,839 shares at an average price of $14.60.  The maximum price at which management is currently authorized to purchase shares is $17.43 per share.  Unless amended, the plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2016, whichever comes first.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  Beginning in 2015, the Company operated through three reportable segments – U.S. Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, LIHTC and Energy Capital and Other Investments (previously referred to as “Other Investments and Obligations” in the Company’s 2015 Quarterly Reports on Form 10-Q).

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage the vast majority of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

In our LIHTC business line, we primarily own and manage LP and GP investments in affordable housing communities in the U.S.  We provide asset management and administrative services to our LIHTC Partnership and have provided a limited guarantee of the expected tax credits to be generated by the LIHTC Partnership’s portfolio of investments.  As part of this business line, we have made other guarantees to third parties related to the receipt of tax credits and the performance of the underlying assets and we have loan receivables from, and an option to purchase, a tax credit asset manager.

In our Energy Capital and Other Investments business line, we primarily provide project capital necessary to develop and build renewable energy systems through our Solar Joint Venture that provides custom solar financing solutions offered by MMA Energy Capital.  These financing solutions include debt investments to be used as late stage development capital to bring projects through the development phase and into construction, as well as capital to construct these projects and place them in operation.  Within this business line, we also manage our solar and non-solar legacy assets.

International Operations

We manage our International Operations segment through a wholly owned subsidiary, IHS.  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the SAWHF, which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Financial Results

Common shareholders’ equity increased from $91.5 million at December 31, 2014 to $116.2 million at December 31, 2015.  In this regard, the Company reported a 39.3% increase in diluted common shareholders’ equity per share, which increased from $12.51 at December 31, 2014 to $17.43 at December 31, 2015.  The majority of the Company’s reported growth per share, or $4.37 per share, was driven by a net increase in the fair value of our bond portfolio and by net income generated during 2015 from net gains on assets, derivatives and extinguishment of liabilities.  The balance of such growth,  or $0.55 per share, was attributable to repurchases in 2015 of our common shares at prices below our book value per share.

Balance Sheet Summary – Table 1

The table below summarizes the change in our balance sheet at December 31, 2015 from December 31, 2014.  The balance sheet below presents the assets, liabilities and equity attributable to the noncontrolling interest holders of consolidated funds and ventures (“CFVs”) as separate line items.  At December 31, 2015, CFVs were comprised of Guaranteed Funds and consolidated property partnerships and at December 31, 2014, CFVs were comprised of Guaranteed Funds.  See Notes to Consolidated Financial Statements –  Note 16,  “Consolidated Funds and Ventures,” for more information.

		At	At
		December 31,	December 31,	Change for
	(in thousands)	2015	2014	2015
	Assets
1	Cash and cash equivalents	$21,843	$29,619	$(7,776)
2	Restricted cash (without CFVs)	17,041	26,003	(8,962)
3	Bonds available for sale	218,439	222,899	(4,460)
4	Investments in partnerships (without CFVs)	82,655	28,218	54,437
5	Investment in preferred stock	─	31,371	(31,371)
6	Other assets (without CFVs)	39,481	64,118	(24,637)
7	Assets of CFVs (1)	219,612	266,518	(46,906)
8	Total assets	$599,071	$668,746	$(69,675)

	Liabilities and Noncontrolling Equity
9	Debt (without CFVs)	$232,212	$283,831	$(51,619)
10	Accounts payable and accrued expenses	5,001	5,538	(537)
11	Other liabilities (without CFVs) (1)	19,318	10,039	9,279
12	Liabilities of CFVs	46,319	48,140	(1,821)
13	Noncontrolling equity related to CFVs (2)	180,020	230,111	(50,091)
14	Noncontrolling equity related to IHS (3)	─	(397)	397
15	Noncontrolling equity related to IHS PM (4)	31	─	31
16	Total liabilities and noncontrolling equity	$482,901	$577,262	$(94,361)

17	Common Shareholders' Equity	$116,170	$91,484	$24,686

18	Common shares outstanding	6,589	7,228	(639)
19	Common shareholders' equity per common share	$17.63	$12.66	$4.97

20	Diluted common shareholders' equity	$121,117	$94,448	$26,669
21	Diluted common shares outstanding	6,948	7,547	(599)
22	Diluted common shareholders' equity per common share	$17.43	$12.51	$4.92

(1)

Assets of CFVs exclude $10.4 million and $11.7 million as of December 31, 2015 and 2014, respectively, of net assets; and other liabilities of MMA excludes $10.4 million and $11.7 million as of December 31,2015 and 2014, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

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

Common Shareholders’ Equity – Table 2

The table below summarizes the changes in common shareholders’ equity for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Net income allocable to common shareholders (see Table 3)	$17,843	$17,467	$376
2	Other comprehensive income allocable to common shareholders
	(see Table 4)	11,963	19,793	(7,830)
3	Other changes in common shareholders' equity (see Table 5)	(5,120)	(11,122)	6,002
4	Net change in common shareholders' equity	$24,686	$26,138	$(1,452)

Net Income to Common Shareholders – Table 3

The table below summarizes net income allocable to common shareholders’ for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Net interest income (see Table 6)	$12,773	$14,487	$(1,714)
2	Fee and other income (see Table 7)	13,677	10,656	3,021
	Operating and other expenses:
3	Other interest expense (see Table 8)	(7,293)	(13,776)	6,483
4	Operating expenses (see Table 9)	(30,380)	(25,009)	(5,371)
5	Net gains on assets and derivatives (see Table 10)	31,329	19,367	11,962
6	Net gains transferred into net income from AOCI
	due to real estate foreclosure (see Table 4)	─	2,003	(2,003)
7	Equity in income from unconsolidated funds and ventures	865	6,738	(5,873)
8	Net loss allocated to common shareholders related to CFVs
	(see Table 11)	(3,161)	(15,171)	12,010
9	Net expenses allocated to IHS minority interest holder (see
	Table 11)	─	76	(76)
10	Net income allocated to IHS PM minority interest holder (see
	Table 11)	(31)	─	(31)
11	Net income (loss) to common shareholders from continuing
	operations before income taxes	17,779	(629)	18,408
12	Income tax (expense) benefit	(263)	45	(308)
13	Net income to common shareholders from discontinued
	operations, net of tax	327	18,051	(17,724)
14	Net income allocable to common shareholders	$17,843	$17,467	$376

Other Comprehensive Income Allocable to Common Shareholders – Table 4

The table below summarizes other comprehensive income that is allocable to common shareholders for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
	Bond related activity:
1	Increase in bond values due to market conditions	$13,919	$13,672	$247
2	Increase in AOCI due to equity in losses from LTPPs
	(see Table 11)	5,338	5,912	(574)
3	Reversal of net unrealized gains on sold bonds	(4,992)	(11,303)	6,311
4	Reclassification of unrealized losses to operations due to impairment	179	113	66
5	Reinstatement of unrealized bond gains due to deconsolidation of
	consolidated LTPPs	─	13,975	(13,975)
6	Reversal of unrealized gains from AOCI into net income due to
	foreclosure (see Table 3)	─	(2,003)	2,003
7	Other comprehensive income related to bond activity	14,444	20,366	(5,922)
8	Income tax expense	─	(150)	150
9	Foreign currency translation adjustment	(2,481)	(423)	(2,058)
10	Other comprehensive income allocable to common shareholders	$11,963	$19,793	$(7,830)

Other comprehensive income allocable to common shareholders for the year ended December 31, 2015 declined compared to amounts reported for the year ended December 31, 2014 primarily as a result of the reinstatement of unrealized gains on bonds that were recognized in 2014 due to the deconsolidation of consolidated lower tier property partnerships.

Other Changes in Common Shareholders’ Equity – Table 5

The table below summarizes other changes in common shareholders’ equity for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Common share repurchases	$(7,743)	$(8,128)	$385
2	Foreign exchange gains	2,661	─	2,661
3	Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(547)	(375)	(172)
4	Director and employee share awards	509	197	312
5	Fair value adjustments associated with stock compensation awards previously classified as equity	─	33	(33)
6	Net change due to consolidation	─	(2,849)	2,849
7	Other changes in common shareholders' equity	$(5,120)	$(11,122)	$6,002

Other changes in common shareholders’ equity as reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of the Company’s purchase of an additional 13.2% interest in IHS during the second quarter of 2014.  As a result of this transaction, the Company transferred the cumulative IHS equity deficit balance of $2.8 million associated with the acquired shares from the noncontrolling shareholder to common shareholders’ equity (reported within line 6 in the above table as “Net change due to consolidation.”)

Consolidated Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net interest income – Table 6

The following table summarizes our net interest income for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
	Interest income:
1	Interest on bonds	$12,728	$16,493	$(3,765)
2	Interest on loans and short-term investments	2,383	1,114	1,269
3	Total interest income	15,111	17,607	(2,496)
	Asset related interest expense:
4	Bond related (mainly total return swaps)	(1,336)	(2,392)	1,056
5	Notes payable and other debt, non-bond related	(1,002)	(728)	(274)
6	Total interest expense	(2,338)	(3,120)	782
7	Net interest income	$12,773	$14,487	$(1,714)

Net interest income reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of $3.0 million of delinquent interest that was collected during 2014 in connection with two non-performing bonds that were restructured during 2014.  This decline was partially offset by (i) a $1.3 million increase in interest income that was attributable to both a bridge loan that we made to a tax credit asset manager during the fourth quarter of 2014 and to solar loans that were originated in the second quarter of 2015 and (ii) a $1.1 million decline in asset related interest expense that was driven by a termination in the second quarter of 2014 of $30.3 million of bond financings that carried a weighted average yield of 7.8%.

Fee and Other Income – Table 7

The following table summarizes our fee and other income for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Income on preferred stock investment	$4,353	$5,260	$(907)
2	Asset management fees and reimbursements	6,807	3,580	3,227
3	Other income	2,517	1,816	701
4	Fee and other income	$13,677	$10,656	$3,021

Fee and other income reported for the year ended December 31, 2015 increased compared to that reported for the year ended December 31, 2014 primarily as a result of $2.3 million of asset management fees and reimbursements related to the SAWHF that were recognized during 2015.  Asset management fees related to the SAWHF were not recognized as fee and other income in 2014 because SAWHF was consolidated for financial reporting purposes.  Consequently, the SAWHF asset management fees and reimbursements of $2.5 million were reported in 2014 as an allocation of income (refer to line 11 of Table 11 below).  The reported increase in fee and other income was also driven in part by $0.6 million and $0.4 million of asset management fees and reimbursements relating to IHS PM and our Solar Joint Venture, respectively.

Other interest expense – Table 8

The following table summarizes our other interest expense for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Subordinated debt	$(6,040)	$(10,332)	$4,292
2	Notes payable and other debt	(1,253)	(3,444)	2,191
3	Other interest expense	$(7,293)	$(13,776)	$6,483

Other interest expense represents interest expense associated with debt that does not finance interest-bearing assets.  Amounts reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Operating Expenses – Table 9

The following table summarizes our operating expenses for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Salaries and benefits	$(15,733)	$(12,708)	$(3,025)
2	General and administrative	(3,223)	(3,447)	224
3	Professional fees	(3,967)	(5,372)	1,405
4	Other expenses	(7,457)	(3,482)	(3,975)
5	Operating expenses	$(30,380)	$(25,009)	$(5,371)

Operating expenses reported for the year ended December 31, 2015 increased compared to that reported for the year ended December 31, 2014 primarily due to a (i) $2.2 million increase in employee incentive compensation for the full year ended December 31, 2015, (ii) $1.8 million increase in foreign exchange losses for the full year ended December 31, 2015 associated with the re-measurement into U.S. dollars of assets and liabilities that were denominated in a foreign currency and (iii) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities – Table 10

The following table summarizes our net gains on assets, derivatives and extinguishment of liabilities for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Net gains on bonds	$6,513	$12,293	$(5,780)
2	Net gains on loans	150	150	─
3	Net gains on derivatives	3,996	4,143	(147)
4	Net gains on real estate	11,253	882	10,371
5	Net gains on investment in preferred stock	5,242	─	5,242
6	Net gains on extinguishment of liabilities	4,175	1,899	2,276
7	Net gains on assets, derivatives and extinguishment
	of liabilities	$31,329	$19,367	$11,962

Net gains on assets, derivatives and extinguishments of liabilities that were reported for the year ended December 31, 2015 increased compared to that reported for the year ended December 31, 2014 primarily due to net gains associated with purchases and sales of real estate that included (i) a $1.3 million bargain purchase gain recognized in connection with the acquisition of real estate in the fourth quarter of 2015 that was reported as a business combination, (ii) a $4.3 million gain that was recognized in the third quarter of 2015 as a result of a sale of undeveloped land and (iii) a $5.6 million gain that was recognized during the second quarter of 2015 in connection with the sale of an affordable multifamily property.  The reported increase in such net gains was also driven in part by the recognition of a $5.2 million gain during the fourth quarter of 2015 that was generated by the redemption of the Company’s investment in preferred stock.

Net Loss from CFVs Allocable to Common Shareholders – Table 11

The table below summarizes the allocable net loss related to funds and ventures that were consolidated for the periods presented:

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
1	Revenue from CFVs	$988	$16,494	$(15,506)
2	Expense from CFVs	(37,797)	(90,435)	52,638
3	Net gains related to CFVs	853	15,227	(14,374)
4	Equity in losses from LTPPs of CFVs	(22,219)	(32,730)	10,511
5	Net losses due to deconsolidation of CFVs	─	(23,867)	23,867
6	Net loss from CFVs	(58,175)	(115,311)	57,136
7	Net loss from CFVs allocable to noncontrolling
	interest in CFVs, IHS and IHS PM (1)	55,014	100,140	(45,126)
8	Net loss from CFVs allocable to common shareholders	$(3,161)	$(15,171)	$12,010
(1)

Excludes $31,562 of net gain allocable to the minority interest holder in IHS PM for the year ended December 31, 2015.  Excludes $77,326 of net loss allocable to the minority interest holder in IHS for the year ended December 31, 2014.  These amounts are excluded from this presentation because IHS related activity is not included within lines 1 through 5 above.

As reported in the table that follows, the net loss from CFVs that is allocable to common shareholders that was reported in the preceding table for the year ended December 31, 2015 decreased compared to that reported in the preceding table for the year ended December 31, 2014 primarily as a result of the deconsolidation as of December 31, 2014 of the SAWHF and a non-profit entity (reported in line 16 in the table that follows):

		For the year ended
		December 31,
	(in thousands)	2015	2014	Change
9	Guarantee fees	$1,324	$1,324	$	─
10	Equity in losses from LTPPs	(5,338)	(5,912)		574
11	Asset management fees	─	4,103		(4,103)
12	Interest income	─	1,526		(1,526)
13	Equity in income from SAWHF	─	343		(343)
14	Other expenses	─	(1,105)		1,105
15	Net gain due to consolidation of CFVs	853	─		853
16	Net loss due to deconsolidation of CFVs	─	(15,450)		15,450
17	Net loss from CFVs allocable to common shareholders	$(3,161)	$(15,171)		$12,010

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from investing activities.  At December 31, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $21.8 million and $29.6 million, respectively, and we believe we have sufficient liquidity to meet our obligations as they become due.

For the periods presented, we consolidated certain funds and ventures even though we generally had no or nominal equity interest in these entities,  and we therefore reflected the cash flow activities for those funds and ventures as part of our Consolidated Statements of Cash Flow.  As reflected on our consolidated balance sheets, the cash held by these CFVs was reported in “Restricted cash,”  rather than as cash and cash equivalents because the Company does not have legal title to this cash.  Therefore, the net increase to cash and cash equivalents is representative of the change only to MMA’s cash (i.e., without the cash of CFVs); however, the individual operating, investing and financing categories include cash flow activity for MMA and the CFVs.

The tables below provide the cash activity related to both MMA and the CFVs.

	For the year December 31, 2015
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(4,444)		(7,711)	(12,155)
Investing activities	10,759		7,243	18,002
Financing activities	(14,091)		468	(13,623)
Net decrease in cash and cash equivalents	(7,776)		─	(7,776)
Cash and cash equivalents at end of period	$21,843	$	─	$21,843

	For the year December 31, 2014
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$66,794	$	─	$66,794
Net cash provided by (used in):
Operating activities	(189)		(1,006)	(1,195)
Investing activities	41,586		1,523	43,109
Financing activities	(78,572)		(517)	(79,089)
Net decrease in cash and cash equivalents	(37,175)		─	(37,175)
Cash and cash equivalents at end of period	$29,619	$	─	$29,619

Operating activities

The following table provides information about cash flows associated with operating activities of MMA:

	For the year ended
	December 31,
(in thousands)	2015	2014	Change
Interest income	$18,228	$21,041	$(2,813)
Preferred stock dividends received	5,232	5,260	(28)
IHS asset management fees received	6,228	3,586	2,642
Other income	2,195	3,925	(1,730)
Salaries and benefits	(12,955)	(9,587)	(3,368)
Advances on and originations of loans held for sale	(6,752)	─	(6,752)
Interest paid	(8,527)	(10,281)	1,754
Professional fees	(4,135)	(7,077)	2,942
General and administrative	(2,847)	(3,685)	838
Other expenses	(2,194)	(3,179)	985
Other	1,083	(192)	1,275
Net cash used in operating activities	$(4,444)	$(189)	$(4,255)

Cash flows used in operating activities were $4.3 million higher during the year ended December 31, 2015 compared to the year ended December 31, 2014.

During the second and third quarters of 2015, we funded $6.8 million of loans held for sale through our Energy Capital and Other Investments business line.  As required by U.S. generally accepted accounting principles (“GAAP”), the amount of cash used to fund these loans was recognized as an operating activity because these loans were classified as held for sale for accounting purposes.

For the year ended December 31, 2015, net cash used in operating activities attributable to salaries and benefits increased $3.4 million primarily as a result of higher employee incentive compensation made by the Company in 2015, as well as due to the hiring of new employees associated with our Energy Capital and Other Investments business line.  In addition, interest income declined $2.8 million primarily due to two bond restructurings that were completed during the year ended December 31, 2014.  Furthermore, other income declined $1.7 million primarily as a result of asset management fees that we received from our LIHTC business prior to the sale of a portion of it to a tax credit asset manager in the fourth quarter of 2014.

These impacts, which decreased operating cash flows, were partially offset by a $3.8 million decrease in general and administrative expenses and professional fees, primarily as a result of (i) a discounted settlement of an obligation related to professional fees that was paid during the second quarter of 2014 and (ii) a decrease in legal fees.  In addition, IHS asset management fees received during the year ended December 31, 2015 increased by $2.6 million as compared to the year ended December 31, 2014.  This increase was primarily the result of asset management fees received on IHS Fund II, which closed in the fourth quarter of 2014.  The Company also experienced a decrease in interest paid of $1.8 million as a result of the redemption of Company debt obligations during 2014.    Other operating activities generated $1.3 million more cash during the year ended December 31, 2015 compared to that reported for the year ended December 31, 2014, primarily as a result of interest received on seller financing that we provided to a tax credit asset manager in connection with the sale of a portion of our LIHTC business.  These amounts were not recognized in income.  Rather, such amounts were recognized as a deferred gain since the conveyance of the sold portion of our LIHTC business was not reported by the Company as a sale.

Investing activities

The following table provides information about cash flows associated with investing activities of MMA:

	For the year ended
	December 31,
(in thousands)	2015	2014	Change
Proceeds from the sale of real estate and other investments	$37,533	$64,843	$(27,310)
Principal payments and sales proceeds received on bonds and loans	32,606	19,975	12,631
Proceeds from redemption of preferred stock	11,613	─	11,613
Capital distributions received from investments in partnerships	202	─	202
Investments in partnerships and real estate	(60,351)	(12,662)	(47,689)
Decrease in restricted cash	9,970	10,110	(140)
Purchase of bonds	(15,123)	(18,380)	3,257
Purchase, advances on and originations of loans	(5,691)	(22,300)	16,609
Net cash provided by investing activities	$10,759	$41,586	$(30,827)

Cash flows provided by investing activities during the year ended December 31, 2015 declined $30.8 million compared to that reported for the year ended December 31, 2014.

During the third and fourth quarters of 2015, we invested $50.0 million in our newly formed Solar Joint Venture, which contributed to a $47.7 million increase in cash used for investments in partnerships and real estate as compared to that reported for the year ended December 31, 2014.  Additionally, for the year ended December 31, 2015, proceeds from the sale of real estate and other investments declined $27.3 million compared to that received during the year ended December 31, 2014.  This decline is primarily the result of fewer real estate sales in 2015 as our non-performing asset portfolio has been reduced.

The declines in investing cash flows discussed above were partially offset by an increase in principal payments and sales proceeds received on bonds and loans of $12.6 million for the year ended December 31, 2015, compared to that reported as investing-related cash flows received during the same period in 2014.  This increase was attributable to the collection of $14.4 million in connection with the redemption of the bridge loan to a tax credit asset manager during the second quarter of 2015.  The Company also received $2.9 million related to a partial payment of the seller financing that was provided to the tax credit asset manager and that is reflected in “Proceeds from the sale of real estate and other investments” within investing activities.  Moreover, the Company use of cash during 2015 for purchases, advances on and originations of loans declined by $16.6 million compared to 2014.  This decrease was primarily a result of the aforementioned bridge loan to the tax credit asset manager, which was funded in the fourth quarter of 2014.  Furthermore, during the fourth quarter of 2015, the Company’s investments in preferred stock were fully redeemed by the issuer and, as a result, the Company received $11.6 million.

Financing activities

The following table provides information about cash flows associated with financing activities of MMA:

	For the year ended
	December 31,
(in thousands)	2015	2014	Change
Proceeds from borrowing activity	$32,743	$10,100	$22,643
Repayment of borrowings	(38,790)	(78,893)	40,103
Purchase of treasury stock	(7,743)	(8,129)	386
Other	(301)	(1,650)	1,349
Net cash used in financing activities	$(14,091)	$(78,572)	$64,481

Cash flows used in financing activities were $64.5 million lower during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The decrease in cash used in financing activities was primarily due to a $40.1 million decrease in our repayment of borrowings.  During 2014, the repayment of borrowings was primarily comprised of payments of $55.6 million that were made to repurchase bonds, payments of which were reported as the repayment of secured borrowings for reporting purposes, as well as  $17.6 million of payments on notes payable.  During 2015, the repayment of borrowings was largely due to (i) $16.5 million of principal payments made in connection with subordinated debt issued by MFH, (ii) $11.6 million used to terminate one of the total return swap financings associated with our preferred stock investments and (iii) $6.2 million used to repurchase a bond (that was reported by the Company as a repayment of a secured borrowing in connection with the termination of a related total return swap financing agreement).

The decrease in cash used in financing activities was also attributable to a $22.6 million increase in proceeds from borrowing activities, which primarily was the result of $25.6 million of proceeds generated from total return swap financing arrangements that were entered into during 2015 as compared to only $10.1 million of proceeds that were generated from total return swaps that were entered into during 2014.  In 2015, the Company also received $7.2 million from loans that it conveyed to the Solar Joint Venture, cash payments of which are included in “Proceeds from borrowing activity” since the conveyance of such loans were reported as a secured borrowing.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company had a $13.0 million subordinate loan receivable from the tax credit asset manager to whom we provided financing in connection with the sale of a portion of our LIHTC business.  This loan is not recognized for financial statement purposes because the related conveyance did not qualify as a sale for financial reporting purposes.  During the second quarter of 2015, the tax credit asset manager repaid $2.9 million of the financing that we provided and that reduced the UPB of our off-balance sheet receivable from the tax credit asset manager to $13.0 million.  We reported cash collected as a deferred gain that we classified as a component of “Other liabilities” in our Consolidated Balance Sheets.

Interest collected during the year ended December 31, 2015 and 2014 on the seller financing was $2.0 million and $0.3 million, respectively, which was recorded as a deferred gain through “Other liabilities” in the Consolidated Balance Sheets.

At December 31, 2015, the cumulative amount of the deferred gain on the seller financing, which is recognized in the Consolidated Balance Sheets as a component of “Other liabilities,” was $5.2 million (which reflects $2.9 million of principal collected and $2.3 million of interest collected).

Debt

The table that follows below summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2015.  See Notes to Consolidated Financial Statements –  Note 6, “Debt,” for more information.

	At
	December 31, 2015
		Weighted-Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$89,268	1.4%
Notes payable and other debt – non-bond related debt	10,690	12.2
Total asset related debt	99,958	2.6

Other Debt (1)
Subordinated debt	132,254	3.0
Notes payable and other debt	─
Total other debt	132,254	3.0

Total asset related debt and other debt	232,212	2.8

Debt related to CFVs	9,883	5.1

Total debt	$242,095	2.9

(1)

Asset related debt is debt that finances interest-bearing assets.  The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.  Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt – Non-Bond Related

At December 31, 2015, this debt obligation relates primarily to amounts recognized by the Company in connection with a conveyance of solar loans to the Solar Joint Venture.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Other Debt

Subordinated debt

At December  31, 2015, the Company had subordinated debt with a UPB of $123.1 million and carrying value of $132.3 million.  The weighted average yield of such debt was 3.0%.  The carrying value of such debt includes $11.9 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  Such impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Notes payable and other debt

During the fourth quarter of 2015, the debt pertaining to the Company’s investments in preferred stock that were financed by the Company through total return swaps was terminated.  Additionally, during the fourth quarter of 2015, the debt relating to one of the co-founders of IHS was terminated.  See Notes to Consolidated Financial Statements − Note 6, “Debt,” for more information.

Covenant Compliance and Debt Maturities

At  December 31, 2015, the Company was not in default under any of its debt arrangements.

Guarantees

The Company has guaranteed minimum yields to investors in Guaranteed Funds and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  Additionally, the Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  These indemnifications will expire by December 31, 2017 and no provisions exist within such agreements that would enable the Company to recover from third parties any of the amounts that it would be required to pay pursuant to such agreements.  As of December 31, 2015, the Company has not made any payments in connection with these agreements.

On December 29, 2015, MuniMae TEI Holdings, LLC (“TEI”) provided a limited guarantee of expected tax credits to be generated by a portfolio of low income housing tax credit partnership interests that was acquired by our LIHTC Partnership, known as MMA Capital TC Fund I, LLC (“TC Fund I”), which we established in the fourth quarter of 2015.    Under this guarantee, TEI committed to make mandatory loans to TC Fund I for distribution on an annual basis to the bank involved in such transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the bank.    In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the bank in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.    Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations.    In addition to these limitations, the bank will absorb 5% of any loss of tax credits.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with Guaranteed Funds, TC Fund I and certain LTPPs:

	At
	December 31, 2015
	Maximum	Carrying
(in thousands)	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$451
TC Fund I	109,599	4,227
LTPPs	1,223	80
(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $482.7 million related to the 11 Guaranteed Funds we consolidated at December 31, 2015. As further discussed in Notes to Consolidated Financial Statements - Note 10, “Guarantees and Collateral,” and as of December 31, 2015, the Company had $10.8 million of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.

Debt Related to CFVs

At December 31, 2015, debt related to CFVs includes a $6.7 million debt obligation of one of the consolidated LIHTC funds.  At December 31, 2015, the carrying value of this debt, which is due on demand, equals its UPB and its weighted average effective interest rate is 5.5%.  The remaining $3.2 million of debt is related to the consolidated property partnerships and had a face amount of $2.8 million.  The weighted average effective interest rate for this debt at December 31, 2015 was 4.3% and had various maturity dates through May 1, 2039.

Company Capital

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares and on December 31, 2015, the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  As of December  31, 2015,  all previous authorizations had either expired or were completed, therefore only the 2016 Plan of up to 0.6 million shares remains.  Between January 1, 2016 and March 3, 2016, we repurchased 104,839 shares at an average price of $14.60.  The maximum price at which management is authorized to purchase shares is $17.43 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.  See Income Taxes section below for more information.

As of December 31, 2015, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  However, the aforementioned provision in which all existing shareholders other than the new holder with ownership greater than 4.9% would be provided the opportunity to acquire new shares for a nominal cost was not triggered since the shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of actions taken by the Company to repurchase its own shares as opposed to actions taken by the shareholder to acquire additional shares.

Bond Portfolio

The table below provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through total return swaps that the Company executed and accounts for as derivatives as of December 31, 2015.  See Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments” for more information about total return swaps that are accounted for as derivative instruments.

									Wtd. Avg.		Number	Number of
			Fair		Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	UPB		Value		Coupon		Pay Rate (4)		Coverage (5)		Bonds	Properties
Multifamily tax-exempt bonds
Performing	$187,033		$195,435		6.53%		6.53%		1.05	x	23	20
Non-performing (1), (2)	50,763		43,333		6.54%		3.10%		0.72	x	6	5
Subordinate Cash Flow (3)	10,178		8,847		6.80%		0.91%		N/A		4	−
Total Multifamily tax-exempt
bonds	$247,974		$247,615		6.53%	(6)	5.80%	(6)	0.98	x	33	25

CDD bonds	$28,220		$26,856		6.75%		6.75%		N/A		2	N/A

Other bonds	$34,165		$34,974		4.34%		4.34%		N/A		4	N/A
Total Bond Portfolio	$310,359	(7)	$309,445	(7)	6.30%	(6)	5.72%	(6)	0.98	x	39	25

(1)	Non-performing is defined as bonds that are 30+ days past due in either principal or interest.
(2)	This amount includes subordinate bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $4.7 million.
(3)

Subordinate cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months, however, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)

The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at December 31, 2015.

(5)	Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.
(6)

The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinate cash flow bonds where non-payment of debt service is not a default.

(7)

Includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had a UPB of $87.0 million and a fair value of $91.0 million and were subject to TRSs with a notional amount of $88.4 million, for a net derivative asset value of $2.6 million.  This amount also includes an additional 10 bonds financed by TRSs accounted for as a secured borrowing.  These bonds had a UPB of $87.6 million and a fair value of $92.8 million and were subject to TRSs with a notional amount of $89.4 million.

Real Estate Investments

At December 31, 2015, our U.S. real estate investments had a GAAP carrying amount of $38.3 million with an estimated fair value of $46.8 million.  Of the $38.3 million GAAP carrying amount, $29.6 million was reported through investments in partnerships and $8.7 million was reported through other assets.  At December 31, 2015, our U.S. real estate investments were comprised of interests in real estate partnerships that invest in commercial real estate, land and affordable multifamily rental properties as well as a direct land investment.  The Company estimates the fair value of its interests in real estate partnerships and direct land investments using various valuation techniques, including by discounting expected cash flows from such investments, appraisals and other indications of fair value, including sale agreements and letters of intent to purchase if available.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is based on the application of U.S. GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances known to us at the time.  Actual results could differ materially from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

We classify and account for mortgage revenue bonds and other municipal bonds that we own as available-for-sale pursuant to ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, we measure investments in bonds at fair value in our Consolidated Balance Sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”).

We measure the fair value of most of our performing bonds by calculating the net present value of their expected future cash flows using discount factors that reflect the market yield for such investments.  In this regard, discount factors reflect specific bond attributes such as the expected term of a bond, debt service coverage ratio, geographic location and bond size.  If observable, binding market quotes are available, we will estimate the fair value of our performing bonds based on such quoted prices.

For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default in the near term), we measure fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs.  However, the Company may measure fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

There are significant judgments and estimates associated with projecting bond or underlying collateral cash flows for non-performing bonds given that we are required to make assumptions about macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the Consolidated Balance Sheets at December 31, 2015 were priced at approximately 98% of the portfolio’s UPB.

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value.  As of December 31, 2015, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any).  In addition, we must make judgments about discount rates and capitalization rates.

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

As of December 31, 2015, we had an estimated $436.9 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date as discussed above.  There are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; and 3) potential challenges from tax authorities.  On May 5, 2015, the Board adopted a Rights Plan to potentially mitigate the risk of a change of control event.  Although the Rights Plan is generally an effective deterrent against, it does not absolutely prevent, a change of control and it could be subject to challenge following a trigger event.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MMA Capital Management, LLC, together with the report thereon of KPMG LLP dated March 15, 2016, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on this evaluation, management has determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2015.

The Company did not maintain an effective control environment based on the following:

•	The Company did not have adequately trained resources with assigned responsibility and accountability over the design and operation of internal controls; and

•

The Company did not design and implement appropriate controls over the financial reporting activities conducted by third party service providers related to outsourced information technology and asset management processes.

As a consequence of an ineffective control environment, the Company did not have effective control activities over the following:

•

The Company did not have effective general information technology controls (“GITCs”), specifically program change controls and users’ access to its servicing system and bond database and therefore the Company did not maintain effective controls over the accounting for certain investments and related income. Additionally, the Company did not have adequate GITCs over electronic spreadsheets used in the financial reporting process.

•

The Company did not have adequately designed and documented management review controls over the accounting for certain investments and related income or losses. Specifically, the management review controls did not adequately address management’s expectations, criteria for investigation, and the level of precision used in the performance of the review controls.  Also, the management review controls did not address the completeness and accuracy of key assumptions and other data included in electronic spreadsheets.

The control deficiencies described above did not result in any material misstatement in the consolidated financial statements as of and for the fiscal year ended December 31, 2015.  However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting.

The independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 29 below.

Changes in Internal Control Over Financial Reporting

Except for the matters noted above, there were no other changes in internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

The Company will execute the following steps in 2016 to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•

All critical electronic spreadsheets that are used by the Company for financial reporting purposes will be evaluated for change controls and other GITCs and any identified gaps in such controls will be remediated.

•

Management review controls that govern the Company’s accounting for certain of its investments will be reassessed to determine the appropriate level of precision required to mitigate the potential for a material misstatement. The Company will also enhance its supporting documentation to make clear: (i) management’s expectations related to financial results of transactions that are subject to such controls; (ii)  the level of precision and criteria used for investigation; and (iii) evidence that all outliers or exceptions that should have been identified, including items that should have fluctuated but did not. Additionally, the Company will also establish process level controls to support management review controls where appropriate.

•	The Company will sponsor ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MMA Capital Management, LLC:

We have audited MMA Capital Management, LLC’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to

•	Inadequately trained resources assigned responsibility and accountability for internal control;
•

Ineffective design and implementation of controls over the financial reporting activities conducted by third party service providers related to outsourced information technology and asset management processes;

•

Ineffective general information technology controls (GITCs), specifically program change controls and users’ access to the servicing system and bond database and inappropriate segregation of duties and ineffective automated controls over the accounting for certain investments and related income;

•	Ineffective GITCs over the integrity of electronic spreadsheets used in financial reporting;
•

Ineffective design and documentation of management review controls over the accounting for certain investments and related income or losses that addressed management’s expectations, criteria for investigation, and level of precision used in the performance of the review controls; and

•	Ineffective controls over the completeness and accuracy of assumptions and other data included in electronic spreadsheets used in accounting for certain investments and related income or losses have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MMA Capital Management, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, MMA Capital Management, LLC and subsidiaries has not maintained effective internal control over financial reporting as of

December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2016

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to Senior Financial Officers, copies of which are available on the Company’s website at www.mmacapitalmanagement.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2016 Annual Shareholders’ Meeting under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is contained in the Company’s Proxy Statement for its 2016 Annual Shareholders’ Meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED       SHAREHOLDER MATTERS

The information required to be furnished by this Item 12 is contained in the Company’s Proxy Statement for its 2016 Annual Shareholders’ Meeting under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is contained in the Company’s Proxy Statement for its 2016 Annual Shareholders’ Meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this Item 14 is contained in the Company’s Proxy Statement for its 2016 Annual Shareholders’ Meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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

MMA CAPITAL MANAGEMENT, LLC

Dated:	March 15, 2016	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 15, 2016
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	March 15, 2016
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President

By:	/s/ Francis X. Gallagher	March 15, 2016
Name:	Francis X. Gallagher
Title:	Chairman of the Board of Directors

By:	/s/ Steven S. Bloom	March 15, 2016
Name:	Steven S. Bloom
Title:	Director

By:	/s/ J.P. Grant	March 15, 2016
Name:	J.P. Grant
Title:	Director

By:	/s/ Frederick W. Puddester	March 15, 2016
Name:	Frederick W. Puddester
Title:	Director

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MMA Capital Management, LLC:

We have audited the accompanying consolidated balance sheets of MMA Capital Management, LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMA Capital Management, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MMA Capital Management, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 15, 2016

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$21,843	$29,619
Restricted cash (includes $22,992 and $24,186 related to consolidated funds and ventures ("CFVs"))	40,033	50,189
Bonds available-for-sale (includes $174,961 and $144,611 pledged as collateral)	218,439	222,899
Investments in partnerships (includes $177,786 and $231,204 related to CFVs)	260,441	259,422
Investment in preferred stock (includes $0 and $31,371 pledged as collateral)	─	31,371
Other assets (includes $6,417 and $161 pledged as collateral and $18,834 and $11,128 related to CFVs)	58,315	75,246
Total assets	$599,071	$668,746

LIABILITIES AND EQUITY
Debt (includes $9,883 and $6,712 related to CFVs)	$242,095	$290,543
Accounts payable and accrued expenses	5,001	5,538
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,203	9,597
Other liabilities (includes $28,233 and $31,831 related to CFVs)	47,551	41,870
Total liabilities	$302,850	$347,548

Commitments and contingencies (see Note 11)

Equity
Noncontrolling interests in CFVs, International Housing Solution ("IHS") and
IHS Property Management ("IHS PM") (net of $0 and $575 of subscriptions receivable)	$180,051	$229,714
Common shareholders’ equity:
Common shares, no par value (6,516,275 and 7,162,221 shares issued and outstanding
and 72,476 and 66,106 non-employee directors' and employee deferred shares issued at December 31, 2015 and 2014, respectively)	47,755	35,032
Accumulated other comprehensive income ("AOCI")	68,415	56,452
Total common shareholders’ equity	116,170	91,484
Total equity	296,221	321,198
Total liabilities and equity	$599,071	$668,746

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

	For the year ended
	December 31,
	2015	2014
Interest income
Interest on bonds	$12,728	$16,493
Interest on loans and short-term investments	2,383	1,114
Total interest income	15,111	17,607

Interest expense
Bond related debt	1,336	2,392
Non-bond related debt	1,002	728
Total interest expense	2,338	3,120
Net interest income	12,773	14,487

Non-interest revenue
Income on preferred stock investment	4,353	5,260
Asset management fees and reimbursements	6,807	3,580
Other income	2,517	1,816
Revenue from CFVs	988	16,494
Total non-interest revenue	14,665	27,150
Total revenues, net of interest expense	27,438	41,637

Operating and other expenses
Interest expense	7,293	13,776
Salaries and benefits	15,733	12,708
General and administrative	3,223	3,447
Professional fees	3,967	5,372
Other expenses	7,457	3,482
Expenses from CFVs	37,797	90,435
Total operating and other expenses	75,470	129,220

Net gains on real estate	11,253	882
Net gains on bonds	6,513	12,293
Net gains on derivatives and loans	4,146	4,293
Net gains on investment in preferred stock	5,242	─
Net gains on extinguishment of liabilities	4,175	1,899
Net gains transferred into net income from AOCI due to real estate foreclosure	─	2,003
Equity in income from unconsolidated funds and ventures	865	6,738
Net gains related to consolidated funds and ventures	853	15,227
Equity in losses from lower tier property partnerships of CFVs	(22,219)	(32,730)
Net losses due to deconsolidation of CFVs	─	(23,867)
Net loss from continuing operations before income taxes	(37,204)	(100,845)
Income tax (expense) benefit	(263)	45
Net income from discontinued operations, net of tax	327	17,901
Net loss	(37,140)	(82,899)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs, IHS and IHS PM:
Related to continuing operations	54,983	100,216
Related to discontinued operations	─	150
Net income allocable to common shareholders	$17,843	$17,467

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

 (in thousands, except per share data)

	For the year ended
	December 31,
	2015	2014
Basic income per common share:
Income (loss) from continuing operations	$2.55	$(0.08)
Income from discontinued operations	0.04	2.36
Income per common share	$2.59	$2.28

Diluted income per common share:
Income (loss) from continuing operations	$2.55	$(0.08)
Income from discontinued operations	0.04	2.36
Income per common share	$2.59	$2.28

Weighted-average common shares outstanding:
Basic	6,881	7,647
Diluted	6,881	7,647

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended
	December 31,
	2015	2014
Net income allocable to common shareholders	$17,843	$17,467
Net loss allocable to noncontrolling interests	(54,983)	(100,366)
Net loss	$(37,140)	$(82,899)

Other comprehensive income allocable to common shareholders
Bond related changes:
Unrealized net gains	$19,257	$19,584
Reversal of net unrealized gains on sold or redeemed bonds	(4,992)	(11,303)
Reclassification of unrealized losses to operations due to impairment	179	113
Reinstatement of unrealized bond gains due to deconsolidation of
Consolidated Lower Tier Property Partnerships	─	13,975
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	─	(2,003)
Net change in other comprehensive income due to bonds	14,444	20,366
Income tax expense	─	(150)
Foreign currency translation adjustment	(2,481)	(423)
Other comprehensive income allocable to common shareholders	$11,963	$19,793

Other comprehensive income (loss) allocable to noncontrolling interests:
Foreign currency translation adjustment	$24	$(13,212)

Comprehensive income to common shareholders	$29,806	$37,260
Comprehensive loss to noncontrolling interests	(54,959)	(113,578)
Comprehensive loss	$(25,153)	$(76,318)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs, IHS and IHS PM	Total Equity
	Number	Amount
Balance, January 1, 2014	8,112	$28,687	$36,659	$65,346	$473,513	$538,859
Net income (loss)	─	17,467	─	17,467	(100,366)	(82,899)
Other comprehensive income (loss)	─	─	19,793	19,793	(13,212)	6,581
Distributions	─	─	─	─	(1,928)	(1,928)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(375)	─	(375)	─	(375)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	36	197	─	197	─	197
Fair value adjustments associated with stock compensation awards	─	33	─	33	─	33
Net change due to consolidation	─	(2,849)	─	(2,849)	2,849	─
Net change due to deconsolidation	─	─	─	─	(131,142)	(131,142)
Common share repurchases	(920)	(8,128)	─	(8,128)	─	(8,128)
Balance, December 31, 2014	7,228	$35,032	$56,452	$91,484	$229,714	$321,198
Net income (loss)	─	17,843	─	17,843	(54,983)	(37,140)
Other comprehensive income	─	─	11,963	11,963	24	11,987
Contributions	─	─	─	─	575	575
Distributions	─	─	─	─	(106)	(106)
Foreign exchange gains	─	2,661	─	2,661	─	2,661
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(547)	─	(547)	─	(547)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	43	509	─	509	─	509
Net change due to consolidation	─	─	─	─	4,827	4,827
Common share repurchases	(683)	(7,743)	─	(7,743)	─	(7,743)
Balance, December 31, 2015	6,588	$47,755	$68,415	$116,170	$180,051	$296,221

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,140)	$(82,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for credit losses and impairment (1)	33,235	28,231
Net equity in losses from equity investments in partnerships (1)	21,354	25,992
Net gains on bonds	(6,513)	(12,293)
Net gains on real estate	(11,411)	(18,566)
Net gains on investment in preferred stock	(5,242)	─
Net gains on derivatives and loans	(436)	(1,957)
Net losses due to consolidation	─	23,867
Advances on and originations of loans held for sale	(6,752)	─
Net gains related to CFVs	(853)	(14,439)
Net gains due to initial real estate consolidation and foreclosure	─	(2,003)
Net gains on extinguishments of liabilities	(4,175)	(1,899)
Expenses from CFVs due to liability reinstatement	─	37,530
Subordinated debt effective yield amortization and interest accruals	1,431	7,157
Depreciation and other amortization (1)	2,543	8,158
Foreign currency loss	1,440	5,042
Stock-based compensation expense	2,300	1,844
Change in asset management fees payable related to CFVs	(4,020)	664
Other	2,084	(5,624)
Net cash used in operating activities	(12,155)	(1,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	33,289	19,642
Advances on and originations of loans held for investment	(6,321)	(22,550)
Advances on and purchases of bonds	(15,123)	(18,380)
Investments in property partnerships and real estate	(61,745)	(38,492)
Proceeds from the sale of real estate and other investments	37,533	64,863
Proceeds from the redemption of preferred stock	11,613	─
Decrease in restricted cash and cash of CFVs	11,538	23,390
Capital distributions received from investments in property partnerships (1)	7,218	14,636
Net cash provided by investing activities	18,002	43,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	32,743	10,100
Repayment of borrowings	(38,790)	(79,083)
Purchase of treasury stock	(7,743)	(8,128)
Other	167	(1,978)
Net cash used in financing activities	(13,623)	(79,089)
Net decrease in cash and cash equivalents	(7,776)	(37,175)
Cash and cash equivalents at beginning of period	29,619	66,794
Cash and cash equivalents at end of period	$21,843	$29,619
(1)	The amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(in thousands)

	For the year ended
	December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,883	$12,040
Income taxes paid	227	301

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	11,987	6,581
Debt and liabilities extinguished through sales and collections on bonds and loans	17,280	22,673
Debt extinguished through redemptions of preferred stock	25,000	─
Decrease in loans receivable and other assets and increase in real estate investments
purchase consideration due to TC Fund I Origination Loan	4,990	─
Increase in debt through loan fundings	741	─
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	11,058
Increase in net real estate assets and noncontrolling equity due to consolidation	4,454	─
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	397	2,849
Decrease in common equity and increase in liabilities due to purchase of noncontrolling interest	─	(375)

Net changes in assets, liabilities and equity due to deconsolidation of funds and ventures:
Net increase in bonds available-for-sale	─	(47,022)
Net increase in investment in unconsolidated ventures	─	(3,597)
Net increase in other assets	─	(639)
Net decrease in assets related to CFVs	─	265,854
Net increase in other liabilities	─	632
Net decrease in liabilities related to CFVs	─	(74,194)
Net decrease in noncontrolling interests in CFVs	─	(131,142)
Net increase in accumulated other comprehensive income	─	13,975

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, when used in this report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  Beginning in 2015, the Company operated through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, Low-Income Housing Tax Credits (“LIHTC”) and Energy Capital and Other Investments (previously referred to as “Other Investments and Obligations” in the Company’s 2015 Quarterly Reports on Form 10-Q).

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage the vast majority of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  We provide asset management and administrative services to a limited liability company formed by the Company and a commercial bank (our “LIHTC Partnership”) and have provided a limited guarantee of the expected tax credits to be generated by the LIHTC Partnership’s portfolio of investments.  As part of this business line, we have made other guarantees to third parties related to the receipt of tax credits and the performance of the underlying assets and we have loan receivables from, and an option to purchase, a tax credit asset manager.

In our Energy Capital and Other Investments business line, we primarily provide project capital necessary to develop and build renewable energy systems through a joint venture that we have with an alternative asset manager and that provides custom solar financing solutions offered by MMA Energy Capital.  These financing solutions include debt investments to be used as late stage development capital to bring projects through the development phase and into construction, as well as capital to construct these projects and place them in operation.  Within this business line, we also manage our solar and non-solar legacy assets.

International Operations

We manage our International Operations segment through a wholly owned subsidiary, IHS.  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; IHS Residential Partners I, which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II, which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  During the second quarter of 2015, IHS and a South African property management company formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  IHS owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.  To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses.  Management has made significant estimates in certain areas, including the determination of fair values for bonds, derivative instruments, guarantee obligations, and certain assets and liabilities of CFVs.  Management has also made significant estimates in the determination of impairment on bonds and real estate investments.  Actual results could differ materially from these estimates.

Principles of Consolidation

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

Variable Interest Entity (“VIE”) Assessment

We have interests in various legal entities that represent VIEs.  A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We determine if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement.

Measurement of Consolidated Assets and Liabilities

If we are required to consolidate an entity for reporting purposes, we will record upon the initial consolidation of an entity the assets, liabilities and noncontrolling interests at fair value and will recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests and (2) the net amount of the fair value of the assets and liabilities consolidated.  We record gains or losses that are associated with the consolidation of VIEs as “Net gains related to CFVs” in our Consolidated Statements of Operations.

If we cease to be deemed the primary beneficiary of a VIE, we will deconsolidate a VIE for reporting purposes.  We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE.  Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Net losses due to deconsolidation of CFVs” in our Consolidated Statements of Operations.

Consolidated Funds and Ventures

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

As of December 31, 2015, CFVs consisted of 11 LIHTC funds for which we sold our GP interests and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to minimum yield guarantees that are provided in connection with their investments in such funds (these 11 funds, along with two additional guaranteed LIHTC funds that are not consolidated for financial reporting purposes, are hereinafter referred to as “Guaranteed Funds”) and two partnerships that were consolidated by the Company in the fourth quarter of 2015 that own affordable housing properties.

Account balances related to CFVs that were reported on our Consolidated Balance Sheets at either December 31, 2015 or December 31, 2014 include the following.

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs are reported as restricted cash by the Company.

•	Guaranteed Funds

Investment in Lower Tier Property Partnerships

At December 31, 2015, the Company consolidated 11 Guaranteed Funds.  The Guaranteed Funds have limited partner equity investments in affordable housing property partnerships, which are the entities that own the affordable housing properties (“Lower Tier Property Partnership” or “LTPP”).  The GPs of these LTPPs are considered the primary beneficiaries.  Therefore, the LIHTC Funds do not consolidate these LTTPs for financial reporting purposes.  These LTTPs are accounted for under the equity method as further described below in this Note 1, “Summary of Significant Accounting Policies,” under the sub-heading entitled “Investments in Partnerships.”

•	Unfunded Equity Commitments

The Guaranteed Funds have entered into partnership agreements as the limited partners of LTPPs that require future contribution of capital.  The Company recognizes a liability when it is probable that the equity commitment will be funded in the future.  These unfunded equity contributions are classified as “Investments in Lower Tier Property Partnerships related to CFVs” and “Unfunded equity commitments to Lower Tier Property Partnerships related to CFVs,” respectively.

•	Property Partnerships

At December 31, 2015, the Company consolidated two property partnerships because it is deemed to be the primary beneficiary.  The Company holds equity interests in these property partnerships ranging from 0.01% to 99.89%.  The assets held by these property partnerships are affordable multifamily housing properties.  These consolidated property partnerships are reported in “Other assets” on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents comprised of short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash.

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage.  The Company may be required to pledge cash collateral in connection with secured borrowings, derivative transactions or other contractual arrangements.

Bonds

We classify and account for mortgage revenue bonds and other municipal bonds that we own as available-for-sale pursuant to requirements established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.”  Accordingly, we measure investments in bonds at fair value (“FV”) in our Consolidated Balance Sheets, with unrealized gains and losses included in “AOCI”.

We evaluate each bond whose fair value has declined below its amortized cost to determine whether such decline in fair value is other-than-temporary.  We assess that an impairment is other-than-temporary (“OTTI”) if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond.  If we have the intent to sell an impaired bond or it is more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will recognize an impairment loss in our Consolidated Statement of Operations for the full difference between the bond’s fair value and its amortized cost basis.  However, if we do not have the intent to sell an impaired bond and it is not more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will, where applicable, recognize only the credit component of the OTTI in our Consolidated Statements of Operations while the balance of an unrealized holding loss associated with an impaired bond will be recognized in AOCI.  The credit component of an OTTI represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than a bond’s amortized cost basis.

We do not intend to sell bonds that were in an unrealized loss position at December 31, 2015 and 2014, and it is not more likely than not that we will be required to sell such bonds before recovery of the amortized cost of such instruments.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition.

We measure the fair value of most of our performing bonds by calculating the net present value of their expected future cash flows using discount factors that reflect the market yield for such investments.  In this regard, discount factors reflect specific bond attributes such as the expected term of a bond, debt service coverage ratio, geographic location and bond size.  If observable, binding market quotes are available, we will estimate the fair value of our performing bonds based on such quoted prices.

For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds that we deem at risk of default), we estimate fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs.  However, the Company may estimate fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

There are significant judgments and estimates associated with projecting bond or underlying collateral cash flows for non-performing bonds given that we are required to make assumptions about macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the Consolidated Balance Sheets at December 31, 2015 were valued at approximately 98% of the portfolio’s unpaid principal balance (“UPB”).

The Company recognizes interest income over the contractual terms of the bonds using the interest method.  Therefore, the Company will accrue interest based upon a yield that incorporates the effects of purchase premiums and discounts, as well as deferred fees and costs.  Contingent interest on participating bonds is recognized when the contingencies are resolved.

Bonds are placed on non-accrual status when any portion of principal or interest is 90 days past due or on the date after which collectability of principal or interest is not reasonably assured.  The Company applies interest payments received on non-accrual bonds first to accrued interest and then as interest income.  Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible.

Proceeds from the sale or repayment of bonds greater or less than their amortized cost (which would include any previously recorded impairment charges) are recorded as realized gains or losses and any previously unrealized gains included in accumulated other comprehensive income are reversed.

Investment in Preferred Stock

At December 31, 2015, the Company no longer had investments in preferred stock.  See Note 3, “Investments in Preferred Stock,” for more information.  At December 31, 2014, the Company accounted for its investment in preferred stock at cost and assessed for impairment at each balance sheet date.  An impairment loss was recognized if the carrying amount of the preferred stock was not considered recoverable and exceeded its fair value.

Investments in Partnerships

The Company’s investments in partnerships that are not required to be consolidated for reporting purposes are accounted for using the equity method as described in FASB ASC Topic 323, Equity Method Investments to the extent that, based on contractual rights associated with our investments, we can exert significant influence over a partnership's operations.

Under the equity method, the Company's investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company's allocable share of the earnings or losses from the partnership.  The Company's allocable share of earnings or losses from the partnership is adjusted for the following: the elimination of any intra-entity profits or losses; the amortization of any basis differences between the Company's cost and the underlying equity in net assets of the partnership; capital transactions; and other comprehensive income.  Dividends received by the Company are recognized as a reduction in the carrying amount of the investment.

The Company continues to record its allocable share of losses from the partnership up to the Company's investment carrying amount, including any additional financial support made or committed to be made to the partnership.  The order in which additional equity method losses are applied to other investments in the partnership is based upon the seniority and priority in liquidation of the other investments.

The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company, provided an imminent return to profitable operations by the partnership is not assured or if the Company has guaranteed obligations of the partnership or has otherwise committed to provide further financial support to the partnership.

The Company and its consolidated Guaranteed Funds must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure that the carrying amount of its investment is not other-than-temporarily impaired whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.

The Company classifies distributions received from its equity investments as operating activities in our Consolidated Statements of Cash Flows when cumulative equity in earnings is greater than or equal to the cumulative cash distributions.

The Company classifies distributions as cash flows from investing activities in our Consolidated Statements of Cash Flows when cumulative equity in earnings is less than cumulative cash distributions.

Loans

Loans Held For Sale (“HFS”)

When we originate loans that we intend to sell, we classify such loans as HFS.  We report HFS loans at the lower of cost or fair value.  Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Other expenses” in our Consolidated Statements of Operations.  We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.  Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized.  We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.

In the event that we reclassify HFS loans to loans held for investment, we record the loans at lower of cost or fair value on the date of reclassification.  We recognize any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the held for investment loan.

Loans Held for Investment (“HFI”)

When we recognize loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI.  We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses.  We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.

Nonaccrual Loans

Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status unless the loan is well-secured and in the process of collection.  Accrued interest receivable is reversed when loans are placed on nonaccrual status, provided collection is not anticipated within 12 months of being placed on nonaccrual status.  Interest collections on nonaccruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.  Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

Real Estate Owned (“REO”)

The Company’s REO are generally obtained when a delinquent borrower chooses to transfer a mortgaged property to us in lieu of going through a foreclosure process.  The Company classifies REO in the Consolidated Balance Sheets in “Other assets.”

REO is subsequently measured for financial reporting purposes based upon whether the Company has designated REO as held for sale or held for use.

REO is classified as held for sale when we intend to sell the property and we are actively marketing property that is available for immediate sale in its current condition and a sale is reasonably expected to take place within one year.  REO that we do not classify as held for sale is designated as held for use.

REO that is designated as held for sale is reported in the Consolidated Balance Sheets at the lower of their carrying amount or fair value less estimated selling costs.  We recognize a recovery for any subsequent increase in fair value, less estimated costs to sell, up to the cumulative loss previously recognized through the valuation allowance.  We do not depreciate REO that is classified as held for sale.

REO that is designated as held for use is depreciated for financial reporting purposes and evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.    An impairment loss is recognized if the carrying amount of the REO is not recoverable and exceeds its fair value.  We recognize impairment-related losses in our Consolidated Statements of Operations as a component of “Other expenses.”

We recognize gains or losses on sales of REO in our Consolidated Statements of Operations as a component of “Net gains on real estate.”

Derivative Instruments

The Company accounts for all derivative instruments at their fair value unless a given derivative instrument is determined to be exempt from the recognition and measurement requirements of FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has not designated any of its derivative investments as hedging instruments for accounting purposes.  As a result, changes in the fair value of such instruments are reported in our Consolidated Statements of Operations as a component of “Net gains on derivatives and loans.”

Derivative assets are classified in our Consolidated Balance Sheets as a component of “Other assets” while derivative liabilities are classified as a component of “Other liabilities.”

Guarantees

The Company has guaranteed minimum yields on investment to investors in Guaranteed Funds and has agreed to indemnify  the purchaser of our GP interests in such funds from investor claims related to those guarantees.  Additionally, the Company has agreed to indemnify specific investors in certain non-Guaranteed Funds related to the performance of certain lower tier property partnerships.  The Company has also provided a limited guarantee of expected tax credits to be generated by a portfolio of low income housing tax credit partnership interests that was acquired by our LIHTC Partnership, known as MMA Capital TC Fund I, LLC (“TC Fund I”), which we established in the fourth quarter of 2015.

At inception of a guarantee to an unconsolidated entity, we recognize the fair value of our obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur.  This liability is classified in Consolidated Balance Sheets as a component of “Other liabilities.”    As a practical expedient, we measure the fair value of a guarantee liability based upon either cash compensation that is received at inception or the net present value of expected payments to be received from a guaranteed party over the life of such agreement.    The Company will reduce this liability through the use of a systematic and rational method of amortization in which the recognized balance at inception will be evenly amortized over the life of a guarantee.  However, guarantee payments made by the Company will be recorded as a reduction of the unamortized balance of a guarantee liability and, in this case, periodic amortization will be prospectively adjusted to reflect a revised amount of amortization that is based upon the-then remaining balance of a guarantee liability and the period to expiry of a guarantee.

We also record at the inception of a guarantee to an unconsolidated entity a guarantee asset that is measured based upon the amount of cash compensation that we received at the inception of a guarantee or based upon the net present value of contractual guarantee fees that we expect to collect over the life of a guarantee.   Recognized guarantee assets are classified in our Consolidated Balance Sheets as a component of “Other assets.”    Subsequent to initial recognition, we account for a guarantee asset at amortized cost. As we collect monthly guarantee fees, we will reduce recognized guarantee assets to reflect cash payments received.  We will also assess guarantee assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received.

With respect to our contingent obligation to perform under a guarantee, we will recognize a liability for probable and estimable losses to the extent that a measured loss exceeds the unamortized balance of our noncontingent obligation to stand ready to perform under our guarantee.  We classify such liabilities in our Consolidated Balance Sheets as a component of “Other liabilities.”

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans as liability classified awards.  Compensation expense is based on the fair value of awarded instruments as of the reporting date, adjusted to reflect the vesting schedule.  Subsequent compensation expense is determined by changes in the fair value of awarded instruments at subsequent reporting dates, continuing through the settlement date.

The Company accounts for its director stock-based compensation plans as equity classified awards.  Compensation expense is based on the fair value of awarded instruments at the grant date.

Foreign Currency Translation

Assets, liabilities and operations of foreign subsidiaries are recorded based on the functional currency of each entity.  For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations.  The resulting unrealized gains or losses are reported as a component of AOCI.  When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement gains or losses on foreign currency-denominated assets or liabilities are included in earnings.

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

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes.  All of our business activities, with the exception of our foreign investments and managing member interests in two remaining Guaranteed Funds, are conducted by entities included in our consolidated corporate federal income tax return.

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

As of December 31, 2015, we had an estimated $436.9 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date.  There are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; and 3) potential challenges from tax authorities.  On May 5, 2015, the Board adopted a Rights Plan to potentially mitigate the risk of a change of control event.  Although the Rights Plan is a deterrent against a change of control, it would not absolutely prevent a change of control and it could be subject to challenge if a change of control trigger event occurs.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

Reclassification

The Company made reclassifications to other assets and debt on its previously issued 2014 consolidated balance sheet as a result of early adopting ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,”  on April 7, 2015, which changes the balance sheet presentation.  Consequently, certain footnotes have been revised to reflect this change.

New Accounting Guidance

Accounting for Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current guidance related to the consolidation of legal entities such as limited partnerships, limited liability companies and securitization structures.  The guidance removed the specialized consolidation model surrounding limited partnerships and similar entities and amended the requirements that such entities must meet to qualify as voting interest entities.  In addition, the guidance eliminated certain of the conditions for evaluating whether fees paid to a decision maker or service provider represented a variable interest.  The new guidance is effective for us on January 1, 2016 with early adoption permitted.  We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.

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

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing.  Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

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

The weighted average pay rate on the Company’s bond portfolio was 5.4% and 5.2% at December  31, 2015 and 2014, respectively.  Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at December  31, 2015 and 2014, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	December 31, 2015
			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair	FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses	Value	of UPB
Multifamily tax-exempt bonds	$160,974	$98,694	$57,915	$ ─	$156,609	97%
Other real estate related bond investments	62,385	48,067	13,763	─	61,830	99%
Total	$223,359	$146,761	$71,678	$ ─	$218,439	98%

	At
	December 31, 2014
			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair	FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	Value	of UPB
Multifamily tax-exempt bonds	$192,068	$126,897	$41,145	$(858)	$167,184	87%
Other real estate related bond investments	57,056	38,768	16,947	─	55,715	98%
Total	$249,124	$165,665	$58,092	$(858)	$222,899	89%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in earnings.
(2)	At December 31, 2014, $0.6 million represents the non-credit loss component for certain unrealized losses deemed to be OTTI and $0.3 million represents unrealized losses that were not considered OTTI.
(3)

Comprised of bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $1.8 million at December 31, 2014, as well as bonds in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $6.0 million at December 31, 2014.

See Note 9, “Fair Value Measurements,” which describes factors that contributed to the $4.5 million decrease in the reported fair value of the Company’s bond portfolio during 2015.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the offering documents for such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At December  31, 2015, six bonds were non-amortizing with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $15.0 million and $25.6 million, respectively, at December 31, 2015).  The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at December 31, 2015, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
December 31, 2015	$57,475	$38,067	$54,500
2016	─	─	─
2017	─	─	─
2018	─	─	─
2019	1,989	593	2,271
Thereafter	163,680	107,886	161,448
Bonds that may not be prepaid	215	215	220
Total	$223,359	$146,761	$218,439

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $43.3 million and $43.6 million at December  31, 2015 and 2014, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $1.7 million and $1.3 million for the years ended December  31, 2015 and 2014, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $3.2 million and $4.2 million for the years ended December  31, 2015 and 2014, respectively.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Total current	$175,106	$179,315
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	43,333	43,584
Total	$218,439	$222,899

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $15.3 million and $17.1 million for the years ended December  31, 2015 and 2014, respectively.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds at the time of their sale or redemption (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the year ended
	December 31,
(in thousands)	2015		2014
Net impairment recognized on bonds held at each period-end	$	─	$(113)
Net impairment recognized on bonds sold/redeemed during each period		(179)	─
Gains recognized at time of sale or redemption		6,513	12,293
Total net gains on bonds		$6,334	$12,180

NOTE 3—INVESTMENTS IN PREFERRED STOCK

The Company’s investments in preferred stock were prepayable at any time and represented an interest in a private national mortgage lender and servicer that specializes in affordable and market rate multifamily housing, senior housing and healthcare.  The Company accounted for its investment in preferred stock using the cost method of accounting and tested such investment for impairment at each balance sheet date.

On October 30, 2015, the Company’s investments in preferred stock were fully redeemed by the issuer at a  par value of $36.6 million and, as a result, the Company terminated two total return swaps that we used to finance such investment.  The Company recognized a gain of $5.2 million during the fourth quarter of 2015 in its Consolidated Statements of Operations as a component of “Net gains on investment in preferred stock.”    See Note 6, “Debt,” for more information.

NOTE 4—INVESTMENTS IN PARTNERSHIPS

The following table provides information about the carrying value of the Company’s investments in partnerships.

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Investments in U.S. real estate partnerships	$29,633	$22,529
Investments in IHS-managed funds	2,501	5,689
Investment in a solar joint venture	50,521	─
Investments in LTPPs related to CFVs (1)	177,786	231,204
Total investments in partnerships	$260,441	$259,422
(1)	See Note 16, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At December  31, 2015, $16.2 million of the reported carrying value of investments in U.S. real estate partnerships pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company accounts for this investment using the equity method of accounting.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.

At December  31, 2015, $6.3 million of the reported carrying value of investments in U.S. real estate partnerships pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The Company accounts for this investment using the equity method of accounting.

On December 31, 2015, a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”) together with a commercial bank formed a limited liability company, TC Fund I.  TC Fund I acquired a portfolio of low income housing tax credit partnership investments on December 31, 2015.  As part of this transaction, TEI became a 0.01% member in TC Fund I, as well as acquired three 99% limited partner interests in direct real estate investments that had a total initial carrying value of $7.1 million.  The Company applies the equity method of accounting to these investments.

On February 29, 2016, a real estate investment for which the Company held a 50% limited partner interest was sold.  As a result of this sale, the Company will recognize a gain of $2.7 million during the first quarter of 2016.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2015	2014
(in thousands)
Total assets	$114,697	$83,021
Total liabilities	61,007	34,856

The following table provides information about the net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2015	2014
Net (loss) income	$(1,345)	$16,833

Investments in IHS-managed Funds

At December  31, 2015, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners I and IHS Fund II) that range from a 1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

The Company accounts for its interest in SAWHF, IHS Residential Partners I and IHS Fund II as equity investments using the equity method of accounting.  At December 31, 2015, the carrying basis of the Company’s equity investment in SAWHF, IHS Residential Partners I and IHS Fund II was $1.1 million, $1.4 million and $37,753, respectively.

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

The following table provides information about the carrying value of total assets and liabilities of the three IHS-managed funds in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2015	2014
(in thousands)
Total assets	$235,858	$276,007
Total liabilities	103,149	104,863

The table that follows provides information about the net (loss) income of the three IHS-managed funds in which the Company had an equity investment.  However, the net gain recognized for the year ended December 31, 2014 related only to IHS Residential Partners I since, during such reporting periods, no capital had been called for IHS Fund II and SAWHF was consolidated by the Company for reporting purposes (such that its equity investment in SAWHF was eliminated for reporting purposes in consolidation).

	For the year ended
	December 31,
(in thousands)	2015	2014
Net (loss) income	$(5,646)	$6,589

Investment in a Solar Joint Venture

On July 15, 2015, the Company entered into a joint venture with a third party to provide project capital for the development and construction of solar power projects throughout the U.S. (hereinafter, the “Solar Joint Venture”).  The Company is primarily responsible for the day-to-day management and operation of the Solar Joint Venture and day-to-day oversight of its investments.  In return for providing this service, the Company receives an administrative member cost reimbursement fee that is recognized in the Consolidated Statements of Operations as a component of “Asset management fees and reimbursements.”  The Company’s initial capital commitment was $25.0 million, which represented a 50% ownership interest in the Solar Joint Venture.  On October 28, 2015, the Operating Agreement of the Solar Joint Venture was amended to increase the capital commitment for each member to $50.0 million.

As of December 31, 2015, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  The Company accounts for its investment in the Solar Joint Venture using the equity method of accounting.

The following table provides information about the carrying amount of total assets (primarily cash and solar construction and development loans) and liabilities of the Solar Joint Venture in which the Company held an equity investment at December 31, 2015:

	At	At
	December 31,	December 31,
	2015	2014
(in thousands)
Total assets	$104,137	$ ─
Total liabilities	3,585	─

The following table displays the net income of the Solar Joint Venture in which the Company held an equity investment at December 31, 2015:

	For the year ended
	December 31,
(in thousands)	2015	2014
Net income	$1,313	$	─

NOTE 5—OTHER ASSETS

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Other assets:
Loans held for investment	$7,928	$22,392
Loans held for sale	6,417	─
Real estate owned	8,669	28,562
Derivative assets	3,673	2,726
Accrued interest and dividends receivable	2,115	2,672
Solar facilities (includes other assets such as cash and other receivables)	2,073	3,093
Asset management fees and reimbursements receivable	1,121	2,454
Other assets	7,485	2,219
Other assets held by CFVs (1)	18,834	11,128
Total other assets	$58,315	$75,246
(1)	See Note 16, “Consolidated Funds and Ventures,” for more information.

Loans Held for Investment

We report the carrying value of loans that are HFI at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Amortized cost	$8,678	$40,163
Allowance for loan losses	(750)	(17,771)
Loans held for investment, net	$7,928	$22,392

At December 31, 2015 and 2014, HFI loans had an UPB of $13.2 million and $40.9 million, respectively, as well as deferred fees and other basis adjustments of $4.5 million and $0.7 million, respectively.

At December 31, 2015 and 2014, HFI loans that were specifically impaired had an UPB of $1.1 million and $18.4 million, respectively, and were not accruing interest.  The carrying value for HFI loans on non-accrual status was $0.3 million at December 31, 2015 and 2014.

At December 31, 2015 and 2014, no HFI loans that were 90 days or more past due related to scheduled principal or interest payments were still accruing interest.

In connection with TC Fund I’s acquisition of a portfolio of low income housing tax credit partnership investments as discussed in Note 4, “Investment in Partnership,” the Company committed to lend $5.3 million to TC Fund I.  The Company funded $4.8 million of this commitment as of December 31, 2015 (hereinafter, the “Origination Loan”) while the balance of such loan commitment was funded in January 2016.  The Origination Loan is non-amortizing and accrues interest at 9.5% per year compounding annually.  Repayment of both principal and interest is due and payable out of cash flows (including capital proceeds) in accordance with the distribution priorities set forth within TC Fund I’s operating agreement.  Any unpaid principal amount and any accrued but unpaid interest thereon is due in full and payable on December 31, 2025.

On February 29, 2016, one of the Company's HFI loan investments with an UPB and carrying value of $6.9 million was redeemed at par.  This redemption will not impact the Company’s Consolidated Statement of Operations in the first quarter of 2016.

Loans Held for Sale

At December 31, 2015, HFS loans primarily included four solar loans.  During the second quarter of 2015, MMA Energy Capital, LLC (“MEC”) entered into five loans for the late stage development and construction of solar projects.  While these loans were designated as held for sale, the Company elected the fair value option for these loans and, as a result, such assets are subsequently measured on a fair value basis through earnings.  During the third quarter of 2015, the Company conveyed the five solar loans to the Solar Joint Venture at par value, thereby generating cash proceeds of $7.2 million.  However, such conveyance was treated as a secured borrowing for reporting purposes.  See Note 6, “Debt” for more information.  During the fourth quarter of 2015, one of the solar loans was redeemed.

At December 31, 2015, there were no solar loans that were 90 days or more past due, and there were no solar loans that were placed on non-accrual status.

The Company recognized interest income on its solar loans of $0.6 million for the year ended December  31, 2015.

Unfunded Loan Commitments

At December 31, 2015, the Company had an unfunded loan commitment of $0.5 million to TC Fund I.  There were no unfunded loan commitments at December 31, 2014.

Real Estate Owned

The following table provides information about the carrying value of the Company’s REO:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Real estate held for use	$8,669	$18,417
Real estate held for sale	─	10,145
	$8,669	$28,562

During the first quarter of 2015, the Company reclassified an affordable multifamily property with a carrying basis of $12.2 million as of December 31, 2014 from real estate held for use to real estate held for sale.  Additionally, during the first quarter of 2015, the Company transferred an investment in undeveloped land with a carrying basis of $3.6 million from real estate held for use to real estate held for sale.

During the second quarter of 2015, the Company sold two affordable multifamily properties with a combined carrying basis of $21.1 million.  These two sales resulted in a gain on sale of $5.6 million that the Company recognized in its Consolidated Statements of Operations as a component of “Net gains on real estate.”

During the third quarter of 2015, the Company sold undeveloped land that was classified as HFS and recognized a gain on sale of $4.3 million in its Consolidated Statements of Operations as a component of “Net gains on real estate.”

During the fourth quarter of 2015, and in conjunction with TC Fund I’s acquisition of a portfolio of low income housing tax credit partnership investments on December 31, 2015, the Company acquired on the same date a wholly owned limited partnership that owns an affordable multifamily property.  The Company accounted for this acquisition as a business combination and, as part of this transaction, acquired cash, tangible assets, which included land, building, furniture, fixtures, and assumed liabilities of this partnership.  The fair value of the partnership’s tangible assets were determined by discounting the expected future cash flows associated with the underlying property, using market discount and capitalization rates, less estimated selling costs.  The total consideration paid by the Company, of $4.6 million for this acquisition was less than the net fair value of the assets acquired and liabilities assumed.  As a result, we recognized a $1.3 million bargain purchase gain in our Consolidated Statements of Operations as a component of “Net gains on real estate.”

Derivative Assets

At December 31, 2015, the Company had $3.7 million of recognized derivative assets.  See Note 7, “Derivative Instruments,” for more information.

Solar Facilities

At December 31, 2015, the Company owned five solar facilities that were classified as HFS and had a carrying value of $2.0 million.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

During the fourth quarter of 2015, the Company assessed that one of its solar facilities was impaired and, as a result, recognized a loss of $0.5 million in its Consolidated Statements of Operations as a component of “Other expenses.”

Asset Management Fees and Reimbursements Receivable

At December 31, 2015, the Company had $1.1 million of asset management fees and reimbursement receivables recognized in its Consolidated Balance Sheets, of which $0.8 million was due from IHS-managed funds and ventures.

NOTE 6—DEBT

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	December 31, 2015		December 31, 2014
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,137	1.5%	$776	1.4%
Due after one year	88,131	1.4	86,499	1.4
Notes payable and other debt – non-bond related
Due within one year	7,564	13.0	1,753	9.8
Due after one year	3,126	10.4	4,374	10.0

Total asset related debt	$99,958	2.6	$93,402	2.0

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,069	3.0	$14,088	7.0
Due after one year	129,185	3.0	133,893	7.2
Notes payable and other debt
Due within one year	─	─	37,811	4.4
Due after one year	─	─	4,637	2.8

Total other debt	$132,254	3.0	$190,429	6.5

Total asset related debt and other debt	$232,212	2.8	$283,831	5.0

Debt related to CFVs
Due within one year	$6,802	5.5	$6,712	5.3
Due after one year	3,081	4.3	─	─
Total debt related to CFVs	$9,883	5.1	$6,712	5.3

Total debt	$242,095	2.9	$290,543	5.0

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million and less than $0.1 million at December 31, 2015 and 2014, respectively.
(3)

The subordinated debt balances include a net adjustment of $9.2 million and $7.3 million at December 31, 2015 and 2014, respectively.  These adjustments were comprised of net premiums due to effective interest adjustments of $11.9 million and $10.1 million at December 31, 2015 and 2014, respectively, offset by debt issuance costs of $2.7 million and $2.8 million at December 31, 2015 and 2014, respectively.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December  31, 2015:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2016	$11,328	$6,771	$18,099
2017	9,842	62	9,904
2018	68,986	65	69,051
2019	13,360	69	13,429
2020	10,718	73	10,791
Thereafter	108,965	2,463	111,428
Net premium and debt issue costs	9,013	380	9,393
Total	$232,212	$9,883	$242,095

During the second quarter of 2015, the Company paid off $1.1 million of debt that was due and payable and operating under a forbearance agreement.  At December  31, 2015, the Company was not in default under any of its debt obligations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  In such transactions, the Company conveyed its interest in bonds to a counterparty in exchange for cash consideration while simultaneously executing total return swaps with the same counterparty for purposes of retaining the economic risks and returns of such investments.  The conveyance of the Company’s interest in bonds was treated for reporting purposes as a secured borrowing while total return swaps that were executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instruments caused the conveyance of the Company’s interest in these bonds not to qualify for sale accounting treatment.

The Company entered into total return swap financing agreements in the first and second quarter of 2015, with notional amounts of $17.5 million and $8.1 million, respectively, using existing bonds as the reference assets.

At December 31, 2015, under the terms of all total return swaps, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $80.3 million with a weighted average pay rate of 5.7% at December 31, 2015).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread on the total return swaps (notional amount of $89.4 million with a weighted average pay rate of 1.3% at December 31, 2015).  The Company uses this pay rate on executed total return swaps to accrue interest on its secured borrowing obligations to its counterparty.

Interest expense on notes payable and other debt – bond related totaled $1.3 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

Notes Payable and Other Debt – Non-Bond Related

At December 31, 2015, notes payable and other debt – non-bond related consisted primarily of the debt obligation that the Company recognized in connection with a conveyance of solar loans to the Solar Joint Venture during the third quarter of 2015 that did not qualify for sale accounting treatment.

Interest expense on notes payable and other debt – non-bond related totaled $1.5 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at December  31, 2015:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$27,680	$(162)	$27,518	Amortizing	December 2027 and December 2033	8.00%
MFH	28,170	2,847	31,017	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,615	2,601	28,216	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,766	1,381	16,147	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,846	2,510	29,356	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
	$123,077	$9,177	$132,254

On May 12, 2015, the Company made interim principal payments in the aggregate principal amount of $15.4 million, which reduced the UPB of MFH subordinated debt tranches to $96.4 million.  On May 21, 2015, the Company entered into a series of agreements with certain third party lenders related to this debt to reduce the annual interest rate from 330 bps to 200 bps in excess of the 3-month London Interbank Offered Rate (“LIBOR”).  In addition, the subordinated debt principal payments changed from a single balloon payment due in 2035 to quarterly principal amortization equal to one-half percent (50 bps) of the then outstanding principal balance and a balloon payment of the remaining outstanding principal balance in 2035.

Interest expense on the subordinated debt totaled $6.0 million and $10.3 million for the years ended December  31, 2015 and 2014, respectively.

Notes Payable and Other Debt

As discussed in Note 3, “Investments in Preferred Stock,” this debt was repaid on October 30, 2015 as a result of the preferred stock redemption and there was no gain or loss recognized by the Company in connection with the repayment of such debt.  Additionally, on November 12, 2015, the Company reached an agreement to acquire at a significant discount from the bankruptcy estate of one of the co-founders of IHS all interests held by such estate in the Company’s subsidiaries or affiliates, including notes payable and other debt obligations of the Company that had a carrying value in the Consolidated Balance Sheets of approximately $4.4 million as of September 30, 2015.  Among other provisions, such purchase agreement provides for the release and discharge of the Company from its payment obligations associated with such debt instruments.  As a result, and based on all consideration to be exchanged under the agreement, the Company recognized a gain of $4.2 million in its Consolidated Statements of Operations during the fourth quarter of 2015.

Letters of Credit

The Company had no letters of credit outstanding at December  31, 2015.

NOTE 7—DERIVATIVE INSTRUMENTS

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  In this case, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives and loans.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative assets and derivative liabilities:

	Fair Value
	At		At
	December 31, 2015		December 31, 2014
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,658	$1,023	$2,539	$35
Interest rate cap	15	─	187	─
Interest rate swap	─	690	─	718
Total derivative instruments	$3,673	$1,713	$2,726	$753

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Total return swaps	$111,845	$90,184
Interest rate cap	45,000	45,000
Interest rate swap	7,675	7,749
Total derivative instruments	$164,520	$142,933

The following table provides information about the realized and unrealized gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Realized/Unrealized Gains (Losses)
	for the year ended December 31,
(in thousands)	2015	2014
Total return swaps (1)	$4,446	$5,147
Interest rate cap	(172)	(605)
Interest rate swap (2)	(278)	(399)
Total	$3,996	$4,143
(1)

The cash paid and received on total return swaps that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.  Net cash received was $4.0 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively.

(2)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.  Net cash paid was $0.3 million for the years ended December 31, 2015 and 2014.

Total Return Swaps

As of December  31, 2015, the Company had 10 bond related total return swap agreements that were accounted for as derivatives.  Under the terms of these agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on underlying bonds (which, at December 31, 2015, had a UPB of $87.0 million and a weighted average pay rate of 6.5%) while the Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread (weighted average pay rate of 1.83% at December  31, 2015).  Additionally, the terms of these total return swaps require that the change in fair value of reference bonds since the inception of such agreements be factored into their cash settlement upon expiry or early termination.

During the second quarter of 2015, the Company entered into a total return swap associated with a bond that had a UPB of $14.6 million. Under the terms of this agreement, the counterparty is required to pay the Company an amount equal to the interest payment received on the underlying bond, which bears interest at a stated rate of 7.76%, while the Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread of 425 bps on the total return swap.

During the fourth quarter of 2015, the Company entered into a total return swap associated with a senior interest in a pool of 26 taxable loans that had a UPB of $23.5 million.  Under the terms of this agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the senior interest, which bears interest at a stated rate of 7%, while the Company is required to pay the counterparty a rate of 1-month LIBOR plus a spread of 350 bps.    The Company is accounting for this total return swap agreement as a derivative for reporting purposes.

Interest rate cap

At December 31, 2015 and 2014, the Company had one interest rate cap contract that terminates on January 2, 2019.  The notional amount on the interest rate cap was $45.0 million at December  31, 2015 and 2014 and provides us with interest rate protection on $45.0 million of our floating rate debt in the event the SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At December 31, 2015 and 2014, the Company had outstanding one interest rate swap agreement pursuant to which the Company’s counterparty is required to make scheduled interest payments to the Company based upon the SIFMA 7-day municipal swap index plus 250 bps while the Company is required to make interest payments to its counterparty based upon a fixed interest rate of 6.5%.  Interest payments that are swapped under this agreement are determined based on an amortizing notional balance that, as of December 31, 2015, was $7.7 million.

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

GAAP establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in such measurements.

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

The following table provides information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes such information based upon the level of the fair value hierarchy within which fair value measurements are categorized:

	At
	December 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Loans held for investment	$7,928	$	─	$	─	$7,687

Liabilities:
Notes payable and other debt, bond related	89,268		─		─	89,405
Notes payable and other debt, non-bond related	10,690		─		─	10,717
Notes payable and other debt related to CFVs	9,883		─		─	3,171
Subordinated debt issued by MFH	104,736		─		─	29,518
Subordinated debt issued by MFI	27,518		─		─	15,579

	At
	December 31, 2014
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Investments in preferred stock	$31,371	$	─	$	─	$36,613
Loans held for investment	22,564		─		─	21,689

Liabilities:
Notes payable and other debt, bond related	87,275		─		─	87,325
Notes payable and other debt, non-bond related	48,575		─		─	44,085
Notes payable and other debt related to CFVs	6,712		─		─	−
Subordinated debt issued by MFH	119,441		─		─	44,718
Subordinated debt issued by MFI	28,540		─		─	28,714

Investment in preferred stock  –The Company measures fair value by using the terms and conditions of the preferred stock as compared to other, best available market benchmarks.

Loans held for investment –The Company measures fair value by discounting the expected cash flows using current market yields for similar loans.  Loans receivable are recorded through “Other assets.”

Notes payable and other debt – The Company measures fair value by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows using an estimated market rate of interest, which was 20% as of December 31, 2015.  As outlined in the table above, at December  31, 2015, the aggregate fair value was measured at $45.1 million.  At December  31, 2015, the measured fair value of this debt would have been $58.4 million and $36.7 million using a discount rate of 15% and 25%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

NOTE 9—FAIR VALUE MEASUREMENTS

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

		Fair Value Measurements
	At
	December 31,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,439	$	─	$	─	$218,439
Loans held for sale	6,417		─		─	6,417
Derivative assets	3,673		─		15	3,658

Liabilities:
Derivative liabilities	$1,713	$	─	$	─	$1,713

		Fair Value Measurements
	At
	December 31,
(in thousands)	2014	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$222,899	$	─	$	─	$222,899
Derivative assets	2,726		─		187	2,539

Liabilities:
Derivative liabilities	$753	$	─	$	─	$753

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net (losses) gains included in earnings	(5,517)		─	1,418	(960)
Net change in other comprehensive income (1)	14,444		─	─	─
Impact from purchases	15,123		─	─	─
Impact from loan originations	─		13,373	─	─
Impact from sales/redemptions	(21,571)		(6,956)	─	─
Impact from settlements	(6,939)		─	(299)	─
Balance, December 31, 2015	$218,439		$6,417	$3,658	$(1,713)
(1)

This amount includes $19.2 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, offset by the reversal of $5.0 million of unrealized gains related to bonds that were sold/redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the year ended December 31, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31 2015	$	─	$(6,093)	458
Change in unrealized (losses) gains related to assets and
liabilities held at January 1, 2015, but settled during 2015		(179)	755	─
Additional realized gains recognized		6,513	─	3,710
Total gains (losses) reported in earnings		$6,334	$(5,338)	$4,168

(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2014:

(in thousands)	Bonds Available-for-sale	Derivative Assets		Derivative Liabilities
Balance, January 1, 2014	$195,332	$	─	$(626)
Net (losses) gains included in earnings	(6,021)		2,539	(127)
Net change in other comprehensive income (1)	8,394		─	─
Impact from purchases	18,380		─	─
Impact from sales/redemptions	(19,270)		─	─
Impact from deconsolidation	47,022		─	─
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)		─	─
Impact from settlements	(9,880)		─	─
Balance, December 31, 2014	$222,899		$2,539	$(753)
(1)

This amount represents $19.6 million of unrealized net holding gains arising during the period, plus $0.1 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $11.3 million of unrealized bond gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the year ended December 31, 2014:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31 2014	$(113)	$(5,908)	$2,412
Additional realized gains recognized	12,293	─	2,336
Total gains (losses) reported in earnings	$12,180	$(5,908)	$4,748

(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and loans” on the Consolidated Statements of Operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds available-for-sale – If a bond is performing based upon its contractual terms and is expected to remain current, the Company measures fair value by discounting expected future cash flows based upon a market yield that considers the expected term of a bond, its debt service coverage ratio, geographic location, unpaid principal balance and other attributes.  The weighted average discount rate for the performing bond portfolio was 5.9% and 6.3% at December 31, 2015 and 2014, respectively, for performing bonds owned by the Company at December  31, 2015.  If observable market quotes are available, the Company will measure fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company measures fair value by discounting expected cash flows and residual proceeds associated with the underlying property (that secures such instruments) that are estimated using market discount and capitalization rates, less estimated selling costs.  The weighted average discount rate was 8.0% at December 31, 2015 and 2014, for non-performing bonds and certain performing bonds where payment of full principal and interest was deemed at risk that were owned by the Company at December  31, 2015, while the weighted average capitalization rate for such bonds was 6.7% and 6.8% at December 31, 2015 and 2014, respectively.  However, to the extent available, the Company may measure fair value for these bonds based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.

The discount rates and capitalization rates discussed above are significant inputs to bond valuations and are unobservable in the market.  To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Loans held for sale – The Company measures fair value for these instruments using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar assets.

Derivative instruments – The Company measures fair value for these instruments using internal or third party models, depending on the nature of the derivative contract.

Non-recurring Changes in Fair Value

At the end of the third quarter of 2015, the Company measured its co-investment in SAWHF on a non-recurring basis for the purpose of recognizing an impairment loss.  The fair value measurement of this investment, which was categorized as Level 3, was determined using a discounted cash flow methodology.  At December 31, 2014, the Company had no assets that were measured at fair value on a non-recurring basis.

NOTE 10—GUARANTEES AND COLLATERAL

Guarantees

The Company has guaranteed minimum yields on investment to investors in Guaranteed Funds and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  The Company may have to perform under such guarantees for losses resulting from recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to the Guaranteed Funds.  Guarantees and indemnifications that relate to 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027 while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

At December 31, 2015, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $13.0 million in reserves.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond in certain LTPPs in certain Guaranteed Funds, we have control over the exercising of the default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  As of December 31, 2015, the Company had $16.4 million of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as caused a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company will make a guarantee payment that, as of December 31, 2015, is estimated to be $1.0 million.

With respect to the remaining Guaranteed Funds for which the Company has provided an indemnification, the Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  The Company made no cash payments related to these indemnification agreements for the years ended December 31, 2015 and 2014.  As of December 31, 2015, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At December 31, 2015, the Company had $10.8 million of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify  specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.   If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of the TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution on an annual basis to the bank involved in such transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the bank.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the bank in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the bank will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.   However, if

the Company were ever required to make a mandatory loan to TC Fund I and the bank was still a member of TC Fund I at such time, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of December 31, 2015, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require MMA to make a payment in connection with TC Fund I guarantee.  Furthermore, if the Company were ever required to make a mandatory loan to TC Fund I and the bank is still a member of TC Fund I at such time, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	December 31, 2015		December 31, 2014
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$451	$570,720	$716
TC Fund I	109,599	4,227	─	─
LTPPs	1,223	80	1,348	148
(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)	The maximum exposure includes $482.7 million and $558.9 million related to the 11 Guaranteed Funds we consolidated at December 31, 2015 and 2014, respectively.

The Company’s maximum exposure under its guarantee and indemnification agreements represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at December 31, 2015 and 2014.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	December 31, 2015
		Bonds	Investment		Investment		Total
	Restricted	Available-	in		in Preferred	Other	Assets
(in thousands)	Cash	for-sale	Partnerships		stock	Assets	Pledged
Debt and derivatives related to TRSs	$4,697	$160,876	$ ─	$	─	$ ─	$165,573
Other (1)	12,344	14,085	─		─	6,417	32,846
CFVs (2)	22,992	─	177,786		─	18,834	219,612
Total	$40,033	$174,961	$177,786	$	─	$25,251	$418,031

	At
	December 31, 2014
		Bonds		Investment		Total
	Restricted	Available-	Investment in	in Preferred	Other	Assets
(in thousands)	Cash	for-sale	Partnerships	stock	Assets	Pledged
Debt and derivatives related to TRSs	$11,010	$144,611	$ ─	$31,371	$ ─	$186,992
Other (1)	14,993	─	─	─	161	15,154
CFVs (2)	24,186	─	231,204	─	11,128	266,518
Total	$50,189	$144,611	$231,204	$31,371	$11,289	$468,664

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 6, 2015, the Company entered into a new lease agreement.  As of December  31, 2015, the Company had three non-cancelable operating leases that expire in 2016, 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.5 million and for the years ended December 31, 2015 and 2014.

The following table summarizes the future minimum rental commitments on the three non-cancelable operating leases at December  31, 2015:

(in thousands)
2016	$219
2017	228
2018	241
2019	254
2020	171
Thereafter	433
Total minimum future rental commitments	$1,546

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

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December  31, 2015.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company was a defendant in a purported class action lawsuit originally filed in 2008.  The plaintiffs claimed to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004 and January 28, 2008.  The plaintiffs sought unspecified damages for themselves and the shareholders of the class they purported to represent.  The class action lawsuit was brought in the U.S. District Court for the District of Maryland.  The Company filed a motion to dismiss the class action, and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers.  The plaintiffs appealed the Court’s ruling and on March 7, 2014, the U.S. Court of Appeals for the Fourth Circuit unanimously affirmed the lower Court’s ruling.  As a result of these rulings, the only counts remaining in the class action related to the Company’s dividend reinvestment plan.

The parties negotiated a settlement agreement, which was submitted for approval to the U.S. District Court for the District of Maryland.  On September 24, 2015, the Court approved the settlement agreement and dismissed the case on September 25, 2015.  The settlement provides for a maximum of $826,820 to cover payments to the class as well as attorneys’ fees for the plaintiffs’ counsel.  The settlement is a claims-made settlement, in which payments will be made only to those plaintiffs who submit a claim and whose claim is approved, thus the final settlement amount to the class could be less than the amount stated above.

The Company will not incur any settlement costs, as all costs will be paid directly by its insurance company.  As a result, the Company released the litigation reserve of $0.5 million during the first quarter of 2015.

NOTE 12—EQUITY

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2015	2014
Net income (loss) from continuing operations	$17,516	$(584)
Net income from discontinued operations	327	18,051
Net income to common shareholders	$17,843	$17,467

Basic weighted-average shares (1)	6,881	7,647
Common stock equivalents (2) (3) (4)	─	─
Diluted weighted-average shares	6,881	7,647

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At December 31, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 339,689.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 12,348 for the year ended December 31, 2015.  For the year ended December 31, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At December 31, 2014, 410,000 stock options were in the money and had a potential dilutive share impact of 291,805.  In addition, 41,667 unvested employee deferred shares had a potential dilutive weighted-average share impact of 20,834 for the year ended December 31, 2014.  For the year ended December 31, 2014, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(4)

For the years ended December 31,  2015 and 2014, respectively, the number of options excluded from the calculations of diluted earnings per share was 24,211 and 60,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares and on December 31, 2015, the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  As of December 31, 2015, all previous authorizations had either expired or were completed, therefore only the 2016 Plan of up to 0.6 million shares remains.  Between January 1, 2016 and March 3, 2016, the Company repurchased 104,839 shares at an average price of $14.60.  The maximum price at which management is currently authorized to purchase shares is $17.43 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”) to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

As of December 31, 2015, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  However, the aforementioned provision in which all existing shareholders other than the new 4.9% holder would be provided the opportunity to acquire new shares for a nominal cost was not triggered since the shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of actions taken by the Company to repurchase its own shares as opposed to actions taken by the shareholder to acquire additional shares.

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs, IHS and IHS PM:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
CFVs (Guaranteed Funds)	$176,070	$230,111
Consolidated Property Partnerships	3,950	─
IHS	─	(397)
IHS PM	31	─
Total	$180,051	$229,714

Guaranteed Funds

At December 31, 2015 and 2014, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in 11 Guaranteed Funds.

Consolidated Property Partnerships

At December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  There were no noncontrolling interest holders at December 31, 2014.  See Note 16, “Consolidated Funds and Venture,” for more information.

IHS

At December 31, 2014, 3.7% of the outstanding common shares of IHS was held by a third party.  During the second quarter of 2015, the Company acquired the remaining common shares held by a third party and is the sole owner of IHS as of December 31, 2015.

IHS PM

During the second quarter of 2015, IHS formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  IHS owns 60%  of IHS PM and the third party property manager owns 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the year ended December 31, 2015:

	Bonds		Foreign
	Available-	Income Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, January 1, 2015	$57,234	$(150)	$(632)	$56,452
Unrealized net gains (losses)	19,257	─	(2,481)	16,776
Reversal of unrealized gains on sold or redeemed bonds	(4,992)	─	─	(4,992)
Reclassification of unrealized losses to operations due to impairment	179	─	─	179
Net change in AOCI	14,444	─	(2,481)	11,963
Balance, December 31, 2015	$71,678	$(150)	$(3,113)	$68,415

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the year ended December 31, 2014:

	Bonds		Foreign
	Available-	Income Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, January 1, 2014	$36,868	$ ─	$(209)	$36,659
Unrealized net gains (losses)	19,584	(150)	(343)	19,091
Reversal of unrealized gains on sold or redeemed bonds	(11,303)	─	─	(11,303)
Reclassification of unrealized losses to operations due to impairment	113	─		113
Reclassification of unrealized gains due to deconsolidation of
Consolidated LTTPs	13,975	─	─	13,975
Reversal of unrealized gains from AOCI to Net Income due to
foreclosure	(2,003)	─	─	(2,003)
Other (1)	─	─	(80)	(80)
Net change in AOCI	20,366	(150)	(423)	19,793
Balance, December 31, 2014	$57,234	$(150)	$(632)	$56,452

(1)	Transfer of unrealized loss from noncontrolling interest due to IHS share acquisition.

NOTE 13—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2015	2014
Employees’ Stock-Based Compensation Plans	$2,152	$1,725
Non-employee Directors’ Stock-Based Compensation Plans	295	237
Total	$2,447	$1,962

Employees’ Stock-Based Compensation Plans

As of December  31, 2015, there were 375,134 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 375,134 shares available under the plans, only 10,994 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual
		Exercise	Life	Aggregate
	Number of	Price per	per option	Intrinsic	Period End
(in thousands, except per option data)	Options	Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2014	416	$3.52	7.3	$1,644	$1,785
Forfeited/Expired in 2014	─
Outstanding at December 31, 2014	416	3.52	6.3	3,196	3,281
Forfeited/Expired in 2015	─
Outstanding at December 31, 2015	416	3.52	5.3	5,283	5,282

Number of options that were exercisable at:
December 31, 2014	325	4.00	6.1
December 31, 2015	398	3.60	5.3

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 416,211; 412,100; and 378,173; at December 31, 2015, December 31, 2014 and January 1, 2014, respectively.

The value of employee options increased by $2.0 million during the year ended December  31, 2015 due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees.  The grants outstanding at December  31, 2015 will vest in the first quarter of 2016.

		Weighted-
		average Grant
	Deferred Share	Date Share	Period End
(in thousands, except per share data)	Grants	Price	Liability
Balance, January 1, 2015	42	$4.40	$336
Granted in 2015	─
Issued in 2015	(31)	4.40
Forfeited in 2015	(1)	4.40
Balance, December 31, 2015	10	4.40	126

The Company recognized $0.2 million of additional compensation expense related to employee deferred shares during the year ended December  31, 2015, mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000  shares for issuance, of which 425,564 were available to be issued at December  31, 2015.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On March 12, 2015, the Board adopted an amendment to the Non-employee Directors’ Stock-based Compensation Plans providing directors to be paid $60,000 per year, an increase from $50,000 per year for their services; 50% of their compensation is paid in cash and 50% is paid in share based grants.  In addition, the Chairman now receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December  31, 2015 and 2014.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-
		Shares	Shares	average Grant	Options	Directors' Fees
	Cash	Granted	Granted	Date Share Price	Vested	Expense
December 31, 2015	$147,500	4,779	7,670	$11.85	─	$295,000
December 31, 2014	118,750	8,462	5,904	8.27	─	237,500

NOTE 14—INCOME TAXES

The Company is a limited liability company that has elected to be taxed as a corporation for income tax purposes.  All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return.  The Company has significant NOLs that we expect will be sufficient to offset federal taxable income and gains for the foreseeable future.  However, we currently maintain a valuation allowance against our entire deferred tax asset, based upon our assessment of the likelihood that such asset would be realized.

The following table summarizes the components of the income tax benefit for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,
(in thousands)	2015		2014
Federal income tax benefit:
Current	$	─	$	─
Deferred		─		250
State income tax (expense) benefit:
Current		(263)		(242)
Deferred		─		37
Income tax (expense) benefit		$(263)		$45

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,
(in thousands)	2015	2014
Loss from continuing operations before income taxes	$(37,204)	$(100,845)

Income tax benefit at federal statutory rate (35%)	13,022	35,296
Permanent differences:
Impact on taxes from entities not subject to tax	(22,214)	(41,280)
State income taxes, net of federal tax effect	(2,065)	(2,308)
Foreign losses	(231)	(1,086)
Impact from other comprehensive income	─	2,044
Tax-exempt interest, net	769	1,140
Other	1,973	281
Net decrease in the valuation allowance	8,483	5,958
Income tax (expense) benefit	$(263)	$45

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2015 and 2014:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$184,527	$176,506
Guaranteed fees	6,031	4,817
Asset management fees	7,323	8,211
Cancellation of subordinated debt	5,545	5,230
Basis of loans and bonds	(1,541)	14,838
Other	1,317	2,198
Total deferred tax assets	203,202	211,800
Less: valuation allowance	(203,202)	(211,800)
Total deferred tax assets, net	$-	$-

The following table summarizes the change in the valuation allowance for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31,
(in thousands)	2015	2014
Balance, January 1	$211,800	$223,837
Net reductions due to discontinued operations	(115)	(6,079)
Net reductions due to continuing operations	(8,483)	(5,958)
Balance, December 31	$203,202	$211,800

At December 31, 2015 and 2014, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized and, therefore, the Company continued to record a deferred tax asset valuation allowance of $203.2 million and $211.8 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

For tax years ending December 31, 2015 and 2014, the Company had state income taxes receivable (net of current taxes payable) of $0.3 million, reported through “Other assets.”

At December 31, 2015 and 2014, the Company had pre-tax federal NOLs of $436.9 million and $418.2 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2027.

Significant judgment is required in determining and evaluating income tax positions.  The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities.  At December 31, 2015 and 2014,  the Company had a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority.  This liability is reported in “Other liabilities” in the consolidated balance sheets.  A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended
	December 31,
(in thousands)	2015	2014
Balance, January 1	$1,466	$1,142
Net increases for tax positions of prior years	42	42
Net increases due to tax positions that only affect timing	476	282
Balance, December 31	$1,984	$1,466

Of the uncertain tax position presented above, $0.8 million would have an impact on the effective tax rate for the periods ended December 31, 2015 and 2014, in the event an unfavorable settlement occurs with the respective tax authorities.  This amount includes the accrued liability for interest and penalties of $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.  The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforwards and would be subject to a full valuation allowance.

NOTE 15—DISCONTINUED OPERATIONS

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the year ended December  31, 2015 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the year ended
	December 31,
(in thousands)	2015		2014
Income from CFVs	$	─	$279
Income from REO operations		─	1,148
Expenses from CFVs		─	(243)
Expenses from REO operations		─	(1,112)
Other income		333	333
Other expense		(6)	(70)
Income tax expense		─	(137)
Net income before disposal activity		327	198
Disposal:
Net gains related to REO		─	17,683
Net gains related to CFVs		─	20
Net income from discontinued operations		327	17,901
Loss from discontinued operations allocable to noncontrolling interests		─	150
Net income to common shareholders from discontinued operations		$327	$18,051

NOTE 16—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal equity ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations.  Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs,  IHS and IHS PM.”

Guaranteed Funds

As further discussed in Note 10, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated by the Company for reporting purposes.  The Guaranteed Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below).  The Guaranteed Funds account for these investments using the equity method of accounting.

Consolidated Property Partnerships

On October 22, 2015, the Company became the general partner in a LTPP in which it holds a 0.01% equity interest and, on December 31, 2015, in conjunction with TC Fund I's acquisition of a portfolio of low income housing tax credit partnership investments, the Company acquired a 99.89% limited partnership interest that owns an affordable multifamily property.  Because the Company was assessed to be the primary beneficiary, both of these entities were consolidated by the Company for financial reporting purposes as of December 31, 2015.

In connection with the cited acquisition that occurred on December 31, 2015, the Company acquired cash, tangible assets, which included land, building and furniture, and assumed liabilities of the partnership.  The Company accounted for this acquisition as a business combination.  In this regard, the fair value of the partnership’s assets were determined by discounting the expected future cash flows associated with the underlying property, using market discount and capitalization rates, less estimated selling costs.  The total consideration paid by the Company, of $2.4 million, for this acquisition was less than the net fair value of the assets acquired and liabilities assumed.  As a result, we recognized a $0.9 million bargain purchase gain in connection with this acquisition in our Consolidated Statements of Operations as a component of "Net gains related to CFVs".  The real estate asset, which is the primary asset of the consolidated property partnerships, is classified as "Other assets" on the Consolidated Balance Sheets.  See the Asset Summary below.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Cash, cash equivalents and restricted cash	$22,992	$24,186
Investments in LTPPs	177,786	231,204
Real estate held for use, net	9,821	─
Other assets	9,013	11,128
Total assets of CFVs	$219,612	$266,518

Substantially all of the assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The LIHTC Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Total assets of the LTPPs (1)	$1,216,319	$1,273,903
Total liabilities of the LTPPs (1)	1,008,835	1,035,695

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from the LIHTC Funds and the underlying LTPPs relate to the guarantee exposure associated with the LIHTC Funds discussed above and the Company’s bonds that represent the primary mortgage debt obligation owed by certain LTPPs of the LIHTC Funds.  The reported fair value of the Company’s investments in bonds that are secured by properties owned by the LTPPs was $126.4 million and $118.9 million at December 31, 2015 and 2014, respectively.

Real estate held-for-use, net

The real estate held-for-use by consolidated property partnerships  was comprised of the following:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Building, furniture and fixtures	$8,696	$ ─
Accumulated depreciation	(89)	─
Land	1,214	─
Total	$9,821	$ ─

Depreciation expense was $0.1 million for the year ended December 31, 2015.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the year ended December 31, 2015.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2015	2014
Debt (1), (2)	$9,883	$6,712
Unfunded equity commitments to unconsolidated LTPPs	8,203	9,597
Asset management fee payable	24,828	28,848
Other liabilities	3,405	2,983
Total liabilities of CFVs	$46,319	$48,140
(1)	At December 31, 2015 and 2014, $6.7 million of this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.5%, and was due on demand.
(2)

At December 31, 2015, $3.2 million of this debt is related to the consolidated property partnerships and had a face amount of $2.8 million.  The weighted average effective interest rate for this debt at December 31, 2015 was 4.3% and had various maturity dates through May 1, 2039.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the year ended
	December 31,
(in thousands)	2015	2014
Revenue:
Rental and other income from real estate	$102	$10,210
Interest and other income	886	6,284
Total revenue from CFVs	988	16,494

Expenses:
Depreciation and amortization	2,296	7,012
Interest expense	384	3,087
Other operating expenses	5,194	48,328
Foreign currency loss	─	5,030
Asset impairments	29,923	26,978
Total expenses from CFVs	37,797	90,435

Net losses related to CFVs:
Investment gains	853	13,121
Derivative gains	─	2,244
Net loss due to deconsolidation of CFVs	─	(23,867)
Net loss on sale of properties	─	(138)
Equity in losses from LTPPs of CFVs	(22,219)	(32,730)
Net loss	(58,175)	(115,311)
Net losses allocable to noncontrolling interests in CFVs (1)	55,014	100,140
Net loss allocable to the common shareholders related to CFVs	$(3,161)	$(15,171)
(1)

Excludes $31,562 of net gain allocable to the minority interest holder in IHS PM for the year ended December 31, 2015.  Excludes $77,326 of net loss allocable to the minority interest holder in IHS for the year ended December 31, 2014.  These amounts are excluded from this presentation because IHS related activity is not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the year ended
	December 31,
(in thousands)	2015		2014
Asset management fees	$	─	$4,103
Interest income		─	1,526
Guarantee fees		1,324	1,324
Equity in losses from LTPPs		(5,338)	(5,912)
Equity in income from SAWHF		─	343
Other expenses		─	(1,105)
Net gain due to consolidation of CFVs		853	─
Net loss due to deconsolidation of CFVs		─	(15,450)
Net loss allocable to the common shareholders related to CFVs		$(3,161)	$(15,171)

NOTE 17—SEGMENT INFORMATION

Beginning in 2015, the Company operated through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  We have revised the presentation for the year ended December  31, 2014 based on these segments, which had no impact on Net income (loss) to common shareholders.

	For the year ended December 31, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$14,961		$68	$82	$	─		$ ─		$15,111
Total interest expense	(1,820)		─	(518)		─		─		(2,338)
Net interest income	13,141		68	(436)		─		─		12,773

Total fee and other income	8,834		5,679	488		─		(1,324)	(1)	13,677
Revenue from CFVs	─		─	─		988		−		988
Total non-interest revenue	8,834		5,679	488		988		(1,324)		14,665
Total revenues, net of interest expense	21,975		5,747	52		988		(1,324)		27,438
Operating and other expenses:
Interest expense	(1,158)		(96)	(6,039)		─		─		(7,293)
Operating expenses	(7,957)		(8,974)	(5,992)		─		─		(22,923)
Other expenses, net	(1,656)		(4,655)	(1,146)		─		─		(7,457)
Expenses from CFVs	─		─	─		(39,121)		1,324	(1)	(37,797)
Total operating and other expenses	(10,771)		(13,725)	(13,177)		(39,121)		1,324		(75,470)
Net gains on assets, derivatives and extinguishment of liabilities	27,154		4,175	─		─		─		31,329
Equity in income (losses) from unconsolidated funds and ventures	902		(37)	─		─		─		865
Net gains related to CFVs	853		─	─		─		─		853
Equity in losses from Lower Tier Property Partnerships of CFVs	(5,338)	(2)	─	─		(16,881)	(2)	─		(22,219)
Income (loss) from continuing operations before income taxes	34,775		(3,840)	(13,125)		(55,014)		─		(37,204)
Income tax expense	(29)		─	(234)		─		─		(263)
Income from discontinued operations, net of tax	327		─	─		─		─		327
Net income (loss)	35,073		(3,840)	(13,359)		(55,014)		─		(37,140)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	─		(31)	−		55,014		─		54,983
Net income (loss) allocable to common shareholders	$35,073		$(3,871)	$(13,359)	$	─		$ ─		$17,843

(1)

Represents guarantee fees related to the Company’s LIHTC Funds, which were recognized during 2015 through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 16, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $5.3 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the year ended December 31, 2014
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$19,061		$53	$19	$	─		$(1,526)	(1)	$17,607
Total interest expense	(2,414)		─	(706)		─		−		(3,120)
Net interest income	16,647		53	(687)		─		(1,526)		14,487

Total fee and other income	10,497		5,554	32		─		(5,427)	(2)	10,656
Revenue from CFVs	─		─	─		16,494		−		16,494
Total non-interest revenue	10,497		5,554	32		16,494		(5,427)		27,150
Total revenues, net of interest expense	27,144		5,607	(655)		16,494		(6,953)		41,637
Operating and other expenses:
Interest expense	(2,707)		(144)	(10,925)		─		─		(13,776)
Operating expenses	(6,919)		(8,356)	(6,252)		─		─		(21,527)
Other expenses	(4,151)		(194)	(242)		─		1,105	(3)	(3,482)
Expenses from CFVs	─		─	─		(81,176)		(9,259)	(5)	(90,435)
Total operating and other expenses	(13,777)		(8,694)	(17,419)		(81,176)		(8,154)		(129,220)
Net gains on assets, derivatives and extinguishment of liabilities	18,247		─	1,120		─		─		19,367
Net gains transferred into net income
from AOCI due to real estate foreclosure	2,003		─	─		─		─		2,003
Equity in income from unconsolidated funds and ventures	6,500		238	─		─		─		6,738
Net gains related to CFVs	─		─	─		15,227		─		15,227
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(5,912)	(6)	343	─		(26,818)	(6)	(343)	(4)	(32,730)
Net losses due to deconsolidation of CFVs	(15,450)		─	─		(23,867)		15,450		(23,867)
Income (loss) from continuing operations before income taxes	18,755		(2,506)	(16,954)		(100,140)		─		(100,845)
Income tax expense	─		─	45		─		─		45
Income (losses) from discontinued operations, net of tax	18,188		─	(137)		(150)		─		17,901
Net income (loss)	36,943		(2,506)	(17,046)		(100,290)		─		(82,899)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		76	─		100,140		─		100,216
Related to discontinued operations	─		─	─		150		─		150
Net income (loss) allocable to common shareholders	$36,943		$(2,430)	$(17,046)	$	─		$ ─		$17,467

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million was reflected in total interest income for U.S. Operations.

(2)

This amount includes $2.5 million of asset management fees recognized by IHS through an income allocation (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.5 million was reflected in total fee and other income for International Operations.  This amount also includes $1.6 million of asset management fees and $1.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during 2014 through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)

Represents net expenses recognized by the Company through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)

Represents the Company’s share of its equity interest in the SAWHF (i.e., 2.7% of the SAWHF’s 2014 net income) which was recognized through an allocation of income (see Note 16, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.
(6)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 16, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the LIHTC Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $5.9 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The following table provides information about total assets by segment:

	December 31,	December 31,
(in thousands)	2015	2014
ASSETS
U.S. Operations (includes $219,612 and $266,518 related to CFVs)	$571,213	$629,124
Corporate Operations	21,619	28,981
International Operations	6,239	10,641
Total MMA consolidated assets	$599,071	$668,746

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2014
3.3	Third Amended and Restated Bylaws	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007
4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on May 5, 2015
10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.3*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.4*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.5*	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
10.6*	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
10.7*	Municipal Mortgage & Equity LLC. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013
10.8	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014
10.9*	Employment Agreement by and between the Company and Gary A. Mentesana dated as of March 27, 2013	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2013
10.10

Share Purchase Agreement, dated as of July 1, 2013, by and among Merrill Lynch Portfolio Management, Inc., Municipal Mortgage & Equity, LLC, MuniMae TEI Holdings, LLC and MuniMae TE Bond Subsidiary, LLC

Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 3, 2013

E-1

Exhibit No.	Description	Incorporation by Reference
10.11*	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 1, 2014	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2014
10.12	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015
10.13	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015
10.14	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015
10.15*	Employment Agreement by and between the Company and Dave Bjarnason dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 16, 2015
10.16	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 19, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015
10.17	Employment Agreement by and between the Company and Gary A. Mentesana dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015
10.18	Purchase Agreement by and between subsidiaries of the Company and General Electric Capital Corporation dated November 30, 2015
10.19	Limited Liability Company Operating Agreement for MMA Capital TC Fund I, LLC by and between Munimae TEI Holdings, LLC and Bank of America, N.A. effective December 31, 2015
21	List of Subsidiaries
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

E-2