Form 10-Q
period 2016-03-31
MMA CAPITAL MANAGEMENT, LLC
filed 2016-05-10
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 6,222,913 shares of common shares outstanding at May 5, 2016.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	17

	(a) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	17

	(b) Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015	18

	(c) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015	20

	(d) Consolidated Statements of Equity for the three months ended March 31, 2016	21

	(e) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	22

	(f) Notes to Consolidated Financial Statements	24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

PART II – OTHER INFORMATION		56

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	56

SIGNATURES		S-1

EXHIBITS		E-1

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2016 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  They include the factors discussed in Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2015 Form 10-K in evaluating these forward-looking statements.  We have not undertaken to update any forward-looking statements.

1

PART I – FINANCIAL INFORMATION

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

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage most of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  We provide asset management and administrative services to a limited liability company formed by the Company and a commercial bank (“TC Fund I”) and have provided a limited guarantee of the tax credits expected to be generated by TC Fund I’s portfolio of investments.  As part of this business line, we have made other guarantees to third parties related to the receipt of tax credits and the performance of the underlying assets and we have loan receivables from, and an option to purchase, a tax credit asset manager.

In our Energy Capital and Other Investments business line, our wholly owned subsidiary MMA Energy Capital (“MEC”) provides project capital to develop and build renewable energy systems through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture).  These financing solutions include debt investments to be used as late stage development capital to bring projects through the development phase and into construction, as well as capital to construct these projects and place them in operation.  Within this business line, we also manage our solar and non-solar legacy assets.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions  S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund SA I (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership  1 (“IHS Residential Partners I”), which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II SA Collector, L.P. and IHS Fund II SSA Collector, L.P. (collectively,  “IHS Fund II”), which are multi-investor funds targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa, respectively.  During the second quarter of 2015, the Company and a South African property management company formed a company in South Africa, IHS Property Management Proprietary Limited (“IHS PM”), to provide property management services to the properties of IHS-managed funds.  MMA owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Financial Results

Common shareholders’ equity increased from $116.2 million at December 31, 2015 to $121.5 million at March 31, 2016.  In this regard, the Company reported a 6.8% increase in diluted common shareholders’ equity per share, which increased from $17.43 at December 31, 2015 to $18.62 at March 31, 2016.  The majority of the Company’s reported growth per share, or $1.14 per share, was driven in the first quarter of 2016 from “Equity in income from unconsolidated funds and ventures,” net gains on assets and derivatives and a net increase in the fair value of our bond portfolio.  The balance of such growth, or $0.05 per share, was attributable to repurchases during the first quarter of 2016 of our common shares at prices below our book value per share.

Balance Sheet Summary – Table 1

The table below summarizes the change in our balance sheet at March 31, 2016 from December 31, 2015.  The balance sheet below presents the assets, liabilities and equity attributable to the noncontrolling interest holders of consolidated funds and ventures (“CFVs”) as separate line items because of the Company’s minimal equity ownership interests in such consolidated entities.

At March 31, 2016 and December 31, 2015, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees (“Guaranteed Funds”).  See Notes to Consolidated Financial Statements –  Note 14,  “Consolidated Funds and Ventures,” for more information.

		At	At
		March 31,	December 31,	Change for
	(in thousands, except per share data)	2016	2015 (4)	2016
	Assets
1	Cash and cash equivalents	$36,941	$21,843	$15,098
2	Restricted cash (without CFVs)	21,153	17,041	4,112
3	Bonds available for sale	192,928	218,439	(25,511)
4	Investments in partnerships (without CFVs)	83,533	82,655	878
5	Other assets (without CFVs)	36,196	39,481	(3,285)
6	Assets of CFVs (1)	208,284	219,612	(11,328)
7	Total assets	$579,035	$599,071	$(20,036)

	Liabilities and Noncontrolling Equity
9	Debt (without CFVs)	$218,273	$232,212	$(13,939)
10	Accounts payable and accrued expenses	3,516	5,001	(1,485)
11	Other liabilities (without CFVs) (1)	21,115	19,318	1,797
12	Liabilities of CFVs	47,034	46,319	715
13	Noncontrolling equity related to CFVs (2)	167,519	180,020	(12,501)
14	Noncontrolling equity related to IHS PM (3)	75	31	44
15	Total liabilities and noncontrolling equity	$457,532	$482,901	$(25,369)

16	Common Shareholders' Equity	$121,503	$116,170	$5,333

17	Common shares outstanding	6,480	6,589	(109)
18	Common shareholders' equity per common share	$18.75	$17.63	$1.12

19	Diluted common shareholders' equity	$127,286	$121,117	$6,169
20	Diluted common shares outstanding	6,835	6,948	(113)
21	Diluted common shareholders' equity per common share	$18.62	$17.43	$1.19

(1)

Assets of CFVs exclude $10.1 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively, of net assets; and other liabilities of MMA exclude $10.1 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

(2)	Represents the amount of equity attributable to noncontrolling interest holders in the CFVs and reported through Noncontrolling interests in CFVs on the Company’s Consolidated Balance Sheets.
(3)

Represents the amount of equity balance attributable to the noncontrolling interest holder in IHS PM reported through Noncontrolling interests in CFVs and IHS PM on the Company’s Consolidated Balance Sheets.

(4)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Common Shareholders’ Equity – Table 2

The table below summarizes the changes in common shareholders’ equity for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015 (1)	Change
1	Net income allocable to common shareholders (see Table 3)	$16,605	$162	$16,443
2	Other comprehensive (loss) income allocable to common shareholders (see Table 4)	(9,685)	1,443	(11,128)
3	Other changes in common shareholders' equity (see Table 5)	(1,587)	(586)	(1,001)
4	Net change in common shareholders' equity	$5,333	$1,019	$4,314

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net Income to Common Shareholders – Table 3

The table below summarizes net income allocable to common shareholders for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015 (1)	Change
1	Net interest income (see Table 6)	$3,142	$4,293	$(1,151)
2	Fee and other income (see Table 7)	2,539	3,441	(902)
	Operating and other expenses:
3	Other interest expense (see Table 8)	(1,042)	(3,196)	2,154
4	Operating expenses (see Table 9)	(6,263)	(5,386)	(877)
5	Net gains on assets and derivatives (see Table 10)	3,093	1,568	1,525
6	Net gains transferred into net income from AOCI due to real estate foreclosure (see Table 4)	11,442	─	11,442
7	Equity in income from unconsolidated funds and ventures	4,461	73	4,388
8	Net loss allocated to common shareholders related to CFVs (see Table 11)	(735)	(638)	(97)
9	Net income allocated to IHS PM minority interest holder (see Table 11)	(43)	─	(43)
10	Net income (loss) to common shareholders from continuing operations before income taxes	16,594	155	16,439
11	Income tax expense	(72)	(71)	(1)
12	Net income to common shareholders from discontinued operations, net of tax	83	78	5
13	Net income allocable to common shareholders	$16,605	$162	$16,443
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other Comprehensive Income Allocable to Common Shareholders – Table 4

The table below summarizes other comprehensive (loss) income that is allocable to common shareholders for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015 (1)	Change
	Bond related activity:
1	Increase in bond values due to market conditions	$2,662	$1,077	$1,585
2	Increase in AOCI due to equity in losses from lower tier property partnerships ("LTPPs") (see Table 11)	1,129	969	160
3	Reclassification of net unrealized gains on sold bonds into net income	(2,055)	(471)	(1,584)
4	Reclassification of unrealized bonds gains into net income due to foreclosure on mortgaged property (see Table 3)	(11,442)	─	(11,442)
5	Other comprehensive (loss) income related to bond activity	(9,706)	1,575	(11,281)
6	Foreign currency translation adjustment	21	(132)	153
7	Other comprehensive (loss) income allocable to common shareholders	$(9,685)	$1,443	$(11,128)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other comprehensive (loss) income allocable to common shareholders for the three months ended March 31, 2016 declined compared to amounts reported for the three months ended March 31, 2015 primarily due to the reclassification in the first quarter of 2016 of $11.4 million of unrealized gains into our Consolidated Statement of Operations that was triggered when the Company foreclosed upon, and subsequently sold, a multifamily property that secured a nonperforming bond investment.

Other Changes in Common Shareholders’ Equity – Table 5

The table below summarizes other changes in common shareholders’ equity for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
1	Common share repurchases	$(1,768)	$(568)	$(1,200)
2	Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	(159)	159
3	Director and employee share awards	181	141	40
4	Other changes in common shareholders' equity	$(1,587)	$(586)	$(1,001)

Other changes in common shareholders’ equity as reported for the three months ended March 31, 2016 declined compared to that reported for the three months ended March 31, 2015 primarily as a result of the Company repurchasing 120,761 shares at an average price of $14.64 resulting in a reduction to common shareholders’ equity of $1.8 million during the first quarter of 2016.  This caused our equity per diluted common share outstanding to increase by $0.05 during the first quarter of 2016.

Consolidated Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net interest income – Table 6

The following table summarizes our net interest income for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015 (1)	Change
	Interest income:
1	Interest on bonds	$3,254	$4,026	$(772)
2	Interest on loans and short-term investments	437	741	(304)
3	Total interest income	3,691	4,767	(1,076)
	Asset related interest expense:
4	Bond related debt	(295)	(326)	31
5	Notes payable and other debt, non-bond related	(254)	(148)	(106)
6	Total interest expense	(549)	(474)	(75)
7	Net interest income	$3,142	$4,293	$(1,151)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net interest income reported for the three months ended March 31, 2016 declined compared to that reported for the three months ended March 31, 2015 primarily as a result of (i) the sale or redemption of certain bond holdings after the first quarter of 2015, (ii) the full redemption of a bridge loan in the second quarter of 2015 and (iii) a decrease in the amount of unscheduled principal payments received on two bond investments received during the three months ended March 31, 2016 compared to that received for the three months ended March 31, 2015.

Fee and Other Income – Table 7

The following table summarizes our fee and other income for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016		2015	Change
1	Income on preferred stock investment	$	─	$1,297	$(1,297)
2	Asset management fees and reimbursements		1,892	1,421	471
3	Other income		647	723	(76)
4	Fee and other income		$2,539	$3,441	$(902)

Fee and other income reported for the three months ended March 31, 2016 declined compared to that reported for the three months ended March 31, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by a corresponding increase in asset management fees and reimbursements that was driven primarily by $0.3 million in reimbursements that was received in the first quarter of 2016 from our Solar Joint Venture.

Other interest expense – Table 8

The following table summarizes our other interest expense for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
1	Subordinated debt	$(1,042)	$(2,652)	$1,610
2	Notes payable and other debt	─	(544)	544
3	Other interest expense	$(1,042)	$(3,196)	$2,154

Other interest expense represents interest expense associated with debt that does not finance interest-bearing assets.  Amounts reported for the three months ended March 31, 2016 declined compared to that reported for the three months ended March 31, 2015 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  The reported decline in other interest expense was also partially attributable to the paydown of certain debt outstanding that was used to fund the Company’s investment in preferred stock, which was redeemed in full in the fourth quarter of 2015.

Operating Expenses – Table 9

The following table summarizes our operating expenses for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
1	Salaries and benefits	$(4,080)	$(3,272)	$(808)
2	General and administrative	(700)	(863)	163
3	Professional fees	(1,435)	(1,144)	(291)
4	Other expenses	(48)	(107)	59
5	Operating expenses	$(6,263)	$(5,386)	$(877)

Operating expenses reported for the three months ended March 31, 2016 increased compared to that reported for the three months ended March 31, 2015 primarily due to (i) a $0.4 million increase in stock-based compensation expense that was driven by an increase in the market price for the Company’s common stock and (ii) a $0.3 million increase in cash-based compensation expense that was driven by an increase in employee headcount.  Such increase was also partially attributable to professional fees, which increased primarily as a result of incremental audit fees that were incurred in the first quarter of 2016 in connection with the Company’s change in reporting status as an accelerated filer that required our independent registered accountant to issue an audit report on the effectiveness on our internal controls over financial reporting at December 31, 2015.

Net Gains on Assets, Derivatives and Extinguishment of Liabilities – Table 10

The following table summarizes our net gains on assets and derivatives for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
1	Net gains on bonds	$2,295	$583	$1,712
2	Net gains on loans	─	─	─
3	Net gains on derivatives	667	985	(318)
4	Net gains on real estate	116	─	116
5	Net gains on other assets	15	─	15
6	Net gains on assets and derivatives	$3,093	$1,568	$1,525

Net gains on assets and derivatives that were reported for the three months ended March 31, 2016 increased compared to that reported for the three months ended March 31, 2015 primarily due to net gains associated with the sale or redemption of two investments in bonds during the first quarter of 2016.

Net Loss from CFVs Allocable to Common Shareholders – Table 11

The table below summarizes the allocable net loss related to funds and ventures that were consolidated for the periods presented:

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
1	Revenue from CFVs	$819	$67	$752
2	Expense from CFVs	(8,368)	(9,316)	948
3	Equity in losses from LTPPs of CFVs	(5,686)	(5,693)	7
4	Net loss from CFVs	(13,235)	(14,942)	1,707
5	Net loss from CFVs allocable to noncontrolling interest in CFVs (1)	12,500	14,304	(1,804)
6	Net loss from CFVs allocable to common shareholders	$(735)	$(638)	$(97)
(1)

Excludes $43 of net gain allocable to the minority interest holder in IHS PM for the three months ended March 31, 2016.  These amounts are excluded from this presentation because IHS PM related activity is not included within lines 1 through 4 above.  There were no losses allocable to the minority interest holder in IHS PM for the three months ended March 31, 2015.

As reported in the table that follows, the net loss from CFVs that is allocable to common shareholders that was reported in the preceding table for the three months ended March 31, 2016 increased compared to that reported in the preceding table for the three months ended March 31, 2015 primarily as a result of additional equity losses from LTPPs in the first quarter of 2016.  This increase in net losses was partially offset by equity in income from consolidated property partnerships associated with a direct real estate investment that the Company acquired on December 31, 2015.

		For the three months ended
		March 31,
	(in thousands)	2016	2015	Change
7	Guarantee fees	$331	$331	$	─
8	Equity in losses from LTPPs	(1,129)	(969)		(160)
9	Equity in income from consolidated property partnerships	63	─		63
10	Net loss from CFVs allocable to common shareholders	$(735)	$(638)		$(97)

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from operating and investing activities.  At March 31, 2016 and December 31, 2015, we had unrestricted cash and cash equivalents of $36.9 million and $21.8 million, respectively, and we believe we have sufficient liquidity to meet our obligations as they become due.

For the periods presented, we consolidated certain funds and ventures for financial reporting purposes and therefore we reflected the cash flow activities for those funds and ventures as part of our Consolidated Statements of Cash Flow.  As reported on our Consolidated Balance Sheets, the cash held by these CFVs was reported in “Restricted cash,”  rather than as cash and cash equivalents because the Company does not have legal title to this cash.  Therefore, the net increase to unrestricted cash and cash equivalents is representative of the change only to MMA’s cash balances excluding cash balances that pertain to CFVs.   However, the individual operating, investing and financing categories present cash flow activity for both MMA and the CFVs on a consolidated basis.

The tables below provide the cash activity related to both MMA and the CFVs:

	For the three months ended March 31, 2016
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	2,346		175	2,521
Investing activities	23,745		(168)	23,577
Financing activities	(10,993)		(7)	(11,000)
Net increase (decrease) in cash and cash equivalents	15,098		─	15,098
Cash and cash equivalents at end of period	$36,941	$	─	$36,941

	For the three months ended March 31, 2015
(in thousands)	MMA	CFVs		Total
Unrestricted cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(2,088)		443	(1,645)
Investing activities	(1,354)		(443)	(1,797)
Financing activities	4,106		─	4,106
Net increase (decrease) in cash and cash equivalents	664		─	664
Cash and cash equivalents at end of period	$30,283	$	─	$30,283

Operating activities

The following table provides information about cash flows associated with operating activities of MMA:

	For the three months ended
	March 31,
(in thousands)	2016	2015	Change
Interest income	$5,014	$5,052	$(38)
Distributions received from investments in partnerships	3,678	─	3,678
Preferred stock dividends received	─	1,326	(1,326)
Asset management fees received	1,025	216	809
Other income	499	158	341
Interest paid	(1,102)	(1,844)	742
Salaries and benefits	(5,766)	(4,979)	(787)
General and administrative	(573)	(774)	201
Professional fees	(636)	(1,062)	426
Other expenses	(168)	(404)	236
Other	375	223	152
Net cash provided by (used in) operating activities	$2,346	$(2,088)	$4,434

Cash flows provided by operating activities during the three months ended March 31, 2016 increased by $4.4 million compared to that reported for the three months ended March 31, 2015.

During the first quarter of 2016, we received $3.7 million of distributions from investments in partnerships, including $2.6 million as a result of the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest and $1.1 million that the Company received from the Solar Joint Venture.

For the three months ended March 31, 2016, asset management fees received increased $0.8 million, primarily as a result of asset management fees received from the Solar Joint Venture and IHS funds.  Also, net cash used in operating activities attributable to interest paid decreased $0.7 million as a result of the redemption of Company debt obligations during 2015.

Increase of cash flows from operating activities were partially offset by a $1.3 million decrease in preferred stock dividends received as a result of the Company’s interest in the preferred stock being fully redeemed during the fourth quarter of 2015.  The Company also experienced a $0.8 million increase in cash used in operating activities attributable to salaries and benefits.  This increase was primarily a result of higher employee incentive compensation paid by the Company in the first quarter of 2016, as well as due to the hiring of new employees associated with our Energy Capital and Other Investment business line.

Investing activities

The following table provides information about cash flows associated with investing activities of MMA:

	For the three months ended
	March 31,
(in thousands)	2016	2015	Change
Principal payments and sales proceeds received on bonds and loans	$16,828	$1,369	$15,459
Investments in property partnerships and real estate	(670)	(436)	(234)
Proceeds from the sale of real estate and other investments	17,804	3	17,801
Advances on and originations of loans held for investment	(6,294)	─	(6,294)
Decrease in restricted cash	(4,065)	(2,303)	(1,762)
Capital distributions received from investments in partnerships	142	13	129
Net cash provided by (used in) investing activities	$23,745	$(1,354)	$25,099

Cash flows provided by investing activities during the three months ended March 31, 2016 increased by $25.1 million compared to that reported for the three months ended March 31, 2015.

During the first quarter of 2016, the Company foreclosed upon, and subsequently sold, a multifamily property that secured a nonperforming bond investment.  The Company received net proceeds of $17.4 million in connection with its sale, which is the primary driver behind the $17.8 million increase in proceeds from the sale of real estate and other investments.  Additionally, the Company experienced a $15.5 million increase in principal payments and sales proceeds received on bonds and loans, that was primarily attributable to (i) $6.9 million received to fully redeem a loan to the aforementioned real estate property partnership in which the Company held a 50% limited partner interest, (ii) $5.5 million collected on a defaulted bond sold during the first quarter of 2016 and (iii) $3.7 million of principal payments on two bonds that were a part of total return swap financing agreements during the first quarter of 2015.

Increases to cash flows from investing activities were partially offset by cash used for originations of loans held for investment during the first quarter of 2016 in the amount of $6.1 million.  The Company also experienced a decrease in restricted cash of $4.1 million for the three months ended March 31, 2016 compared to a decrease of $2.3 million for the three months ended March 31, 2015.

Financing activities

The following table provides information about cash flows associated with financing activities of MMA:

	For the three months ended
	March 31,
(in thousands)	2016		2015	Change
Proceeds from borrowing activity	$	─	$17,475	$(17,475)
Repayment of borrowings		(9,225)	(12,714)	3,489
Purchase of treasury stock		(1,768)	(568)	(1,200)
Payment of debt issuance costs		─	(87)	87
Net cash (used in) provided by financing activities		$(10,993)	$4,106	$(15,099)

Cash flows used in financing activities during the three months ended March 31, 2016 increased by $15.1 million compared to that reported for the three months ended March 31, 2015.

The increase in cash used in financing activities was primarily due to $17.5 million of proceeds generated from total return swap financing arrangements that were entered into during the first quarter of 2015.  Additionally, cash used by the Company for the purchase of treasury stock increased by $1.2 million for the three months ended March 31, 2016.

These increases in cash flows used in financing activities were partially offset by a $3.5 million decrease in cash used for the repayment of borrowings.  Such decrease was primarily the result of $8.5 million of cash used to terminate total return swap financing arrangements during the first quarter of 2016 as compared to $11.6 million of cash used to terminate total return swaps during the first quarter of 2015.

Off-Balance Sheet Arrangements

At March  31, 2016, the Company had a $13.0 million subordinated loan receivable from the tax credit asset manager to whom we provided financing in connection with the sale of a portion of our LIHTC business.  This loan is not recognized for financial statement purposes because the related conveyance did not qualify as a sale for financial reporting purposes.  During the second quarter of 2015, the tax credit asset manager repaid $2.9 million of the financing that we provided, which reduced the unpaid principal balance

(“UPB”) of this off-balance sheet receivable to $13.0 million.  We reported cash collected as a deferred gain that we classified as a component of “Other liabilities” in our Consolidated Balance Sheets.

Interest collected during the three months ended March 31, 2016 and 2015 on the seller financing was $0.4 million and $0.3 million, respectively, which was recorded as a deferred gain through “Other liabilities” in the Consolidated Balance Sheets.

At March 31, 2016, the cumulative amount of the deferred gain on the seller financing that is recognized in the Consolidated Balance Sheets as a component of “Other liabilities” was $5.6 million (which is comprised of  $2.9 million of principal payments and $2.7 million of interest payments that have been received since the origination of such financing).

Debt

The table that follows below summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information.

	At
	March 31, 2016
		Weighted-Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$79,211	1.8%
Notes payable and other debt – non-bond related debt	7,408	11.3
Total asset related debt	86,619	2.6

Other Debt (2)
Subordinated debt	131,654	3.2
Total other debt	131,654	3.2

Total asset related debt and other debt	218,273	3.0

Debt related to CFVs (3)	9,870	5.1

Total debt	$228,143	3.1

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 14, “Consolidated Funds and Ventures,” for more information.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Notes Payable and Other Debt – Non-Bond Related

At March 31, 2016, this debt obligation relates primarily to amounts recognized by the Company in connection with a conveyance of solar loans to the Solar Joint Venture.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Other Debt

Subordinated debt

At March  31, 2016, the Company had subordinated debt with a UPB of $122.6 million and carrying value of $131.7 million.  The weighted average yield of this debt was 3.2%.  The carrying value of this debt includes $11.8 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  These impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Debt Related to CFVs

At March 31, 2016, debt related to CFVs includes a $6.7 million debt obligation of one of the Guaranteed Funds that we consolidate for reporting purposes.  At March 31, 2016, the carrying value of this debt, which is due on demand, equals its UPB and its weighted average effective interest rate is 5.5%.

The remaining $3.2 million of debt related to CFVs relates to two consolidated property partnerships and had a face amount of $2.8 million as of March 31, 2016.  This debt has a weighted average effective interest rate at March 31, 2016 of 4.3% and has various maturity dates that run through May 1, 2039.

Covenant Compliance and Debt Maturities

At March 31, 2016, the Company was in compliance with all covenants under its debt arrangements.

Guarantees

The Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated for reporting purposes along with two additional Guaranteed Funds that are not consolidated for reporting purposes.  The Company may have to perform under such guarantees for losses resulting from recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027 while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, MuniMae TEI Holdings, LLC (“TEI”) agreed to annually make mandatory loans to TC Fund I for distribution to the bank involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the bank.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the bank in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the bank will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.   At March 31, 2016, the Company had $4.1 million of unamortized fees related to the mandatory loan performance obligation.  If the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of March 31, 2016, the Company has not made any payments in connection with any of the aforementioned guarantees.  However, in the first quarter of 2016, the Company, as bondholder, foreclosed upon, and subsequently sold, the property owned by an LTPP in which one of the 11 Guaranteed Funds is an LP investor.  As a result,  the Company anticipates making a  guarantee payment that, as of March 31, 2016, was estimated to be $1.0 million.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with Guaranteed Funds, TC Fund I and certain LTPPs:

	At
	March 31, 2016
	Maximum	Carrying
(in thousands)	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$385
TC Fund I	109,599	4,122
LTPPs	1,223	63
(1)	The Company’s maximum exposure represents the maximum loss the Company could potentially incur under such agreements, but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $482.7 million related to the 11 Guaranteed Funds we consolidated at March 31, 2016.  As further discussed in Notes to Consolidated Financial Statements - Note 9, “Guarantees and Collateral,” and as of March 31, 2016,  the Company had $10.5 million of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.

Company Capital

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares and on December 31, 2015, the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  During the first quarter of 2016, the Company repurchased 0.1 million shares at an average price of $14.64.  Between April 1, 2016 and May 5, 2016, we repurchased 0.2 million shares at an average price of $16.22.    As of May 5, 2016, the Company had repurchased 0.3 million shares at an average of $15.59 since the 2016 Plan’s inception.  The maximum price at which management is authorized to purchase shares is $18.62 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.  See Income Taxes section below for more information regarding our NOLs.

As of March 31, 2016, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  However, the aforementioned provision in which all existing shareholders other than the new holder with ownership greater than 4.9% would be provided the opportunity to acquire new shares for a nominal cost was not triggered because this shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of actions taken by the Company to repurchase its own shares as opposed to actions taken by the shareholder to acquire additional shares.

Bond Portfolio

The table below provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through total return swaps that the Company accounts for as derivatives as of March 31, 2016.  See Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments” for more information about total return swaps that are accounted for as derivative instruments.

									Wtd. Avg.		Number	Number of
			Fair		Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	UPB		Value		Coupon		Pay Rate (4)		Coverage (5)		Bonds	Properties
Multifamily tax-exempt bonds
Performing	$186,510		$195,356		6.53%		6.53%		1.07	x	23	20
Non-performing (1), (2)	26,379		22,201		6.68%		3.47%		0.82	x	4	3
Subordinated cash flow (3)	9,620		9,132		6.78%		0.96%		N/A		3	─
Total multifamily tax-exempt
bonds	$222,509		$226,689		6.55%	(6)	6.15%	(6)	1.04	x	30	23

CDD bonds	$27,655		$26,109		6.75%		6.75%		N/A		2	N/A

Other bonds	$29,632		$30,468		4.35%		4.35%		N/A		4	N/A
Total bond portfolio	$279,796	(7)	$283,266	(7)	6.33%	(6)	6.01%	(6)	1.04	x	36	23

(1)	Non-performing is defined as bonds that are 30 days or more past due in either principal or interest.
(2)	This amount includes subordinated cash flow bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $6.4 million.
(3)

Subordinated cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months, however, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)

The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at March 31, 2016.

(5)	Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons.
(6)

The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinated cash flow bonds where non-payment of debt service is not a default.

(7)

Includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had a UPB of $86.7 million and a fair value of $89.2 million and were subject to TRSs with a notional amount of $88.1 million.  This amount also includes an additional nine bonds financed by TRSs accounted for as a secured borrowing.  These bonds had a UPB of $77.7 million and a fair value of $83.4 million and were subject to TRSs with a notional amount of $79.3 million.

Real Estate Investments

At March 31, 2016, our U.S. real estate investments were comprised of interests in real estate partnerships that invest in commercial real estate, land and affordable multifamily rental properties as well as a direct land investment.  The Company estimates the fair value of its interests in real estate partnerships and direct land investments using various valuation techniques, including discounting expected cash flows from such investments, appraisals and other indications of fair value, such as sale agreements and letters of intent to purchase, if available.

At March 31, 2016, our U.S. real estate investments had a reported carrying value in our Consolidated Balance Sheets of $38.4 million while their fair value was $48.5 million.  $29.7 million of the carrying value of these investments was classified in our Consolidated Balance Sheets as a component of “Investments in partnerships” while the balance of such amount, or $8.7 million, was classified as a component of “Other assets.”

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

Valuation of Bonds

We classify and account for mortgage revenue bonds and other municipal bonds that we own as available-for-sale pursuant to Accounting Standards Codification (“ASC”) No. 320, “Investments – Debt and Equity Securities.”  Accordingly, we measure investments in bonds at fair value in our Consolidated Balance Sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”).

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

For non-performing bonds (i.e., defaulted bonds as well as certain non-defaulted bonds where we deem future cash flows at risk of default), we measure fair value by discounting the property’s expected cash flows and residual proceeds using estimated discount and capitalization rates, less estimated selling costs.  However, the Company may measure fair value based on a sale agreement, a letter of intent to purchase, an appraisal or other indications of fair value as available.

There are significant judgments and estimates associated with projecting bond or underlying collateral cash flows for non-performing bonds given that we are required to make assumptions about macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the Consolidated Balance Sheets at March 31, 2016 were priced at approximately 100% of the portfolio’s UPB.

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

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value.  As of March 31, 2016, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any).  In addition, we must make judgments about discount rates and capitalization rates.

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

As of December 31, 2015, we had an estimated $436.9 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date as discussed above.  There are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; and 3) potential challenges from tax authorities.  On May 5, 2015, the Board adopted a Rights Plan to potentially mitigate the risk of a change of control event.  Although the Rights Plan is generally an effective deterrent against, it does not absolutely prevent a change of control and it could be subject to challenge following a trigger event.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

ITEM 1.  FINANCIAL STATEMENTS

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	March 31,	At
	2016	December 31,
	(Unaudited)	2015
ASSETS
Cash and cash equivalents	$36,941	$21,843
Restricted cash (includes $22,456 and $22,992 related to consolidated funds and ventures ("CFVs"))	43,609	40,033
Bonds available-for-sale (includes $162,183 and $174,961 pledged as collateral)	192,928	218,439
Investments in partnerships (includes $166,964 and $177,786 related to CFVs)	250,497	260,441
Other assets (includes $3,335 and $6,417 pledged as collateral and $18,864 and $18,834 related to CFVs)	55,060	58,315
Total assets	$579,035	$599,071

LIABILITIES AND EQUITY
Debt (includes $9,870 and $9,883 related to CFVs)	$228,143	$242,095
Accounts payable and accrued expenses	3,516	5,001
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,203	8,203
Other liabilities (includes $28,961 and $28,233 related to CFVs)	50,076	47,551
Total liabilities	$289,938	$302,850

Commitments and contingencies (see Note 10)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$167,594	$180,051
Common shareholders’ equity:
Common shares, no par value (6,404,982 and 6,516,275 shares issued and outstanding and 74,917 and 72,476 non-employee directors' and employee deferred shares issued at March 31, 2016 and December 31, 2015, respectively)	69,979	54,961
Accumulated other comprehensive income ("AOCI")	51,524	61,209
Total common shareholders’ equity	121,503	116,170
Total equity	289,097	296,221
Total liabilities and equity	$579,035	$599,071

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Interest income
Interest on bonds	$3,254	$4,026
Interest on loans and short-term investments	437	741
Total interest income	3,691	4,767

Interest expense
Bond related debt	295	326
Non-bond related debt	254	148
Total interest expense	549	474
Net interest income	3,142	4,293

Non-interest revenue
Income on preferred stock investment	─	1,297
Asset management fees and reimbursements	1,892	1,421
Other income	647	723
Revenue from CFVs	819	67
Total non-interest revenue	3,358	3,508
Total revenues, net of interest expense	6,500	7,801

Operating and other expenses
Interest expense	1,042	3,196
Salaries and benefits	4,080	3,272
General and administrative	700	863
Professional fees	1,435	1,144
Other expenses	48	107
Expenses from CFVs	8,368	9,316
Total operating and other expenses	15,673	17,898

Net gains on bonds	2,295	583
Net gains on real estate	116	─
Net gains on derivatives, loans and other assets	682	985
Net gains transferred into net income from AOCI due to real estate foreclosure	11,442	─
Equity in income from unconsolidated funds and ventures	4,461	73
Equity in losses from lower tier property partnerships of CFVs	(5,686)	(5,693)
Net gain (loss) from continuing operations before income taxes	4,137	(14,149)
Income tax expense	(72)	(71)
Net income from discontinued operations, net of tax	83	78
Net income (loss)	4,148	(14,142)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	12,457	14,304
Net income allocable to common shareholders	$16,605	$162

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended
	March 31,
	2016	2015
Basic income per common share:
Income from continuing operations	$2.54	$0.01
Income from discontinued operations	0.01	0.01
Income per common share	$2.55	$0.02

Diluted income per common share:
Income from continuing operations	$2.51	$0.01
Income from discontinued operations	0.01	0.01
Income per common share	$2.52	$0.02

Weighted-average common shares outstanding:
Basic	6,523	7,213
Diluted	6,882	7,213

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Net income allocable to common shareholders	$16,605	$162
Net loss allocable to noncontrolling interests	(12,457)	(14,304)
Net income (loss)	$4,148	$(14,142)

Other comprehensive (loss) income allocable to common shareholders
Bond related changes:
Unrealized net gains	$3,791	$2,046
Reversal of net unrealized gains on sold or redeemed bonds	(2,055)	(471)
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	(11,442)	─
Net change in other comprehensive income due to bonds	(9,706)	1,575
Foreign currency translation adjustment	21	(132)
Other comprehensive (loss) income allocable to common shareholders	$(9,685)	$1,443

Comprehensive income to common shareholders	$6,920	$1,605
Comprehensive loss to noncontrolling interests	(12,457)	(14,304)
Comprehensive loss	$(5,537)	$(12,699)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2016	6,588	$54,961	$61,209	$116,170	$180,051	$296,221
Net income (loss)	─	16,605	─	16,605	(12,457)	4,148
Other comprehensive loss	─	─	(9,685)	(9,685)	─	(9,685)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	12	181	─	181	─	181
Common share repurchases	(121)	(1,768)	─	(1,768)	─	(1,768)
Balance, March 31, 2016	6,479	$69,979	$51,524	$121,503	$167,594	$289,097

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,148	$(14,142)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Provisions for credit losses and impairment (1)	6,265	7,536
Net equity in losses from equity investments in partnerships (1)	1,225	5,620
Net gains on bonds	(2,295)	(583)
Net gains on real estate	(116)	(3)
Net losses (gains) on derivatives and loans	434	(52)
Net gains transferred into net income from AOCI due to real estate foreclosure	(11,442)	─
Distributions received from investments in partnerships	3,678	13
Subordinated debt effective yield amortization and interest accruals	457	1,868
Depreciation and other amortization (1)	329	(109)
Foreign currency (income) loss	(135)	75
Stock-based compensation expense	820	336
Change in asset management fees payable related to CFVs	833	850
Other	(1,680)	(3,054)
Net cash provided by/(used in) operating activities	2,521	(1,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	16,828	1,369
Advances on and originations of loans held for investment	(6,439)	(105)
Investments in property partnerships and real estate	(685)	(436)
Proceeds from the sale of real estate and other investments	17,804	3
Decrease in restricted cash and cash of CFVs	(4,195)	(2,682)
Capital distributions received from investments in property partnerships	264	54
Net cash provided by/(used in) investing activities	23,577	(1,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	─	17,475
Repayment of borrowings	(9,232)	(12,714)
Purchase of treasury stock	(1,768)	(568)
Other	─	(87)
Net cash (used in)/provided by financing activities	(11,000)	4,106
Net increase in cash and cash equivalents	15,098	664
Cash and cash equivalents at beginning of period	21,843	29,619
Cash and cash equivalents at end of period	$36,941	$30,283
(1)	The amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,144	$1,933
Income taxes paid	158	75

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(9,685)	1,443
Debt and liabilities extinguished through sales and collections on bonds and loans	1,525	3,421
Decrease in debt through net loan paydowns	3,082	─
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	17,354	─
Decrease in common equity and increase in liabilities due to purchase of noncontrolling interest	─	159

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

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage most of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  We provide asset management and administrative services to a limited liability company formed by the Company and a commercial bank (“TC Fund I”) and have provided a limited guarantee of the tax credits expected to be generated by TC Fund I’s portfolio of investments.  As part of this business line, we have made other guarantees to third parties related to the receipt of tax credits and the performance of the underlying assets and we have loan receivables from, and an option to purchase, a tax credit asset manager.

In our Energy Capital and Other Investments business line, our wholly owned subsidiary MMA Energy Capital (“MEC”) provides project capital to develop and build renewable energy systems through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture”).  These financing solutions include debt investments to be used as late stage development capital to bring projects through the development phase and into construction, as well as capital to construct these projects and place them in operation.  Within this business line, we also manage our solar and non-solar legacy assets.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund SA I (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership 1 (“IHS Residential Partners I”), which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II SA Collector, L.P. and IHS Fund II SSA Collector, L.P. (collectively, “IHS Fund II”), which are multi-investor funds targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa, respectively.  During the second quarter of 2015, the Company and a South African property management company formed a company in South Africa, IHS Property Management Proprietary Limited (“IHS PM”), to provide property management services to the properties of IHS-managed funds.  MMA owns 60% of IHS PM and the third party property manager owns the remaining 40%.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Basis of Presentation and Significant Accounting Policies

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

The unaudited interim consolidated financial statements as of, and for the three months ended March 31 2016, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Prior Period Correction of an Immaterial Error

In the first quarter of 2016, the Company determined that, in connection with two bond investments that were acquired in 2006 and 2007, it understated the recognition of interest income while overstating the recognition of unrealized holding gains on such investments in other comprehensive income by an equal and offsetting amount.  This financial statement error, which had no impact on total common shareholders’ equity or diluted common shareholder’s equity per share, was attributable to the Company’s use of a method to reduce investment-related cost basis adjustments into interest income that was determined to be not compliant with GAAP.

We assessed the materiality of the identified error on our financial statements for prior periods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” which is codified in Accounting Standards Codification (“ASC”) 250, “Presentation of Financial Statements,” and concluded it was not material to any prior annual or interim periods.  However, the aggregate amount of the prior period corrections of $7.2 million if corrected in the current period would be material to our projected annual results of consolidated operations.  Consequently, in accordance with ASC 250 (specifically SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), we have corrected these errors for all prior years and interim periods presented by revising the consolidated financial statements and other financial information included herein.  Periods not presented herein will be revised, as applicable, in future filings.

The effects of the revisions on our Consolidated Balance Sheet were as follows:

	As Previously
	Reported			As Revised
	December 31,			December 31,
(in thousands)	2015	Adjustment		2015
Common shareholders’ equity:
Common shares, no par value (6,404,982 and 6,516,275 shares issued and outstanding and 74,917 and 72,476 non-employee directors' and employee deferred shares issued at March 31, 2016 and December 31, 2015, respectively)	$47,755		$7,206	$54,961
Accumulated other comprehensive income ("AOCI")	68,415		(7,206)	61,209
Total common shareholders’ equity	$116,170	$	─	$116,170

The effects of the revisions on our Consolidated Statements of Equity were as follows:

	Common
	Equity
	Before
(in thousands)	AOCI	AOCI
As previously reported three months ended March 31, 2015	$34,125	$58,378
Cumulative adjustment at December 31, 2014	6,323	(6,323)
Adjustment	483	(483)
As revised three months ended March 31, 2015	$40,931	$51,572

The effects of the revisions on our Consolidated Statements of Operations were as follows:

			Net income	Basic	Diluted
			from	income	income
		Income tax	discontinued	(loss) per	(loss) per
	Interest on	benefit	operations	common	common
(in thousands, except per share data)	Bonds	(expense)	net of tax	share	share
As previously reported three months ended March 31, 2015	$3,332	$146	$72	$(0.04)	$(0.04)
Adjustment	694	(217)	6	0.06	0.06
As revised three months ended March 31, 2015	$4,026	$(71)	$78	$0.02	$0.02

New Accounting Guidance

Accounting for Consolidation

Effective January 1, 2016, we prospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) regarding consolidation of legal entities such as limited partnerships, limited liability companies and securitization structures. The guidance removed the specialized consolidation model surrounding limited partnerships and similar entities and amended the requirements that such entities must meet to qualify as voting interest entities. In addition, the guidance eliminated certain of the conditions for evaluating whether fees paid to a decision maker or service provider represented a variable interest.  The adoption of this guidance resulted in the Company expanding disclosures for interests we have in various entities that are considered to be variable interest entities; however, it did not impact the number of entities consolidated by the Company.

Accounting for Financial Instruments

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  This guidance amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. This new guidance, which is effective for us on January 1, 2018, with early adoption permitted, also amends certain disclosure requirements associated with the fair value of financial instruments.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  This guidance introduces a lessee model that brings most leases on the balance sheet, as well as aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard.  This new guidance, which is effective for us on January 1, 2019, with early adoption permitted, also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Revenue from Contracts with Customers

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net.”  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services.  This guidance clarifies the implementation of principal versus agent considerations.  This new guidance is effective for us on January 1, 2018. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This new guidance is effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds Available-for-Sale

The Company’s bond portfolio is comprised primarily of multifamily tax-exempt bonds, but also includes other real estate related bond investments.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance multifamily rental housing.  Generally, the only source of security on these bonds is either a first mortgage or a subordinated mortgage on the underlying properties.

The Company’s investments in other real estate related bonds include municipal bonds that are issued to finance the development of community infrastructure that supports mixed-use and commercial developments and that are secured by incremental tax revenues generated from the development.  Investments in other real estate related bonds also include senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as hospitals, healthcare facilities, charter schools and airports, as well as a subordinated investment in a collateralized mortgage backed security that finances multifamily housing.

The weighted average pay rate on the Company’s bond portfolio was 5.8% and 5.4% at March 31, 2016 and December  31, 2015, respectively.  Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at March 31, 2016 and December  31, 2015, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2016
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$135,794	$87,636	$48,715	$ ─	$136,351	100%
Other real estate related bond investments	57,287	50,676	5,917	(16)	56,577	99%
Total	$193,081	$138,312	$54,632	$(16)	$192,928	100%

	At
	December 31, 2015
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses	FV	of UPB
Multifamily tax-exempt bonds	$160,974	$98,694	$57,915	$ ─	$156,609	97%
Other real estate related bond investments	62,385	55,423	6,407	─	61,830	99%
Total	$223,359	$154,117	$64,322	$ ─	$218,439	98%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.
(2)	These unrealized losses relate to investments in bonds that were not assessed as OTTI.
(3)	Comprised of bonds in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $11.3 million at March 31, 2016.

See Note 8, “Fair Value Measurements,” which describes factors that contributed to the $25.5 million decrease in the reported fair value of the Company’s bond portfolio for the three months ended March 31, 2016.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the offering documents for such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At March 31, 2016,  five bonds were non-amortizing with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $14.6 million and $26.2 million, respectively, at March 31, 2016).  The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at March  31, 2016, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
March 31, 2016	$52,376	$40,676	$50,018
April 1 through December 31, 2016	─	─	─
2017	─	─	─
2018	1,978	578	2,257
2019	─	─	─
2020	28,953	15,401	29,931
Thereafter	109,587	81,470	110,531
Bonds that may not be prepaid	187	187	191
Total	$193,081	$138,312	$192,928

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $22.2 million and $43.3 million at March 31, 2016 and December  31, 2015, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $0.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.4 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

During the first quarter of 2016, bonds that were on non-accrual status that had a fair value of $22.9 million at December 31, 2015 were sold or redeemed.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Total current	$170,727	$175,106
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	22,201	43,333
Total	$192,928	$218,439

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $6.1 million and $0.6 million for the three months ended March  31, 2016 and 2015, respectively.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds at the time of their sale or redemption (in the Consolidated Statements of Operations as a component of “Net gains on bonds”):

	For the three months ended
	March 31,
(in thousands)	2016	2015
Gains recognized at time of sale or redemption	$2,295	$583

In addition to gains described above, the Company also recognized in the first quarter of 2016 an $11.4 million gain in connection with a nonperforming bond of which the Company had foreclosed upon the multifamily property that secured such investment.

NOTE 3—INVESTMENTS IN PARTNERSHIPS

The following table provides information about the carrying value of the Company’s investments in partnerships.

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Investments in U.S. real estate partnerships (includes $13,306 and $13,374 related to VIEs) (1)	$29,713	$29,633
Investments in IHS-managed funds (includes $1,377 and $1,388 related to VIEs) (1)	2,540	2,501
Investment in a solar joint venture	51,280	50,521
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	166,964	177,786
Total investments in partnerships	$250,497	$260,441
(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE.
(2)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At March  31, 2016,  $16.4 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined to not be a VIE, the Company accounts for this investment using the equity method of accounting.

At March  31, 2016, $6.2 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed to not be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At March 31, 2016, $7.1 million of the reported carrying value pertains to equity investments acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  TEI acquired three limited partner interests in  three real estate partnerships that had a total initial carrying value of $7.1 million.  While these entities are determined to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for its investments in them using the equity method of accounting.

On February 29, 2016, real estate that was owned by a partnership in which the Company held a 50% limited partner interest was sold.  As a result of this sale, the Company recognized $2.7 million in its Consolidated Statements of Operations as a component of “Equity in income from unconsolidated funds and ventures,” during the first quarter of 2016.

Five of the U.S. real estate partnerships in which we have investments were determined to be VIEs.  The carrying value of these equity investments in such partnerships was $13.3 million and $13.4 million at March 31, 2016 and December 31, 2015, respectively.  Additionally, as of December 31, 2015, the Company had a loan receivable outstanding to one of the partnerships with a UPB and carrying value of $6.9 million that was redeemed at par during the first quarter of 2016.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $13.3 million and $20.3 million as of March 31, 2016 and December 31, 2015, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments and loan receivable.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2016	2015
(in thousands)
Total assets	$106,095	$114,697
Total liabilities	53,483	61,007

The following table provides information about the net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Net income (loss)	$5,118	$(302)

Investments in IHS-managed Funds

At March 31, 2016, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners I and IHS Fund II) that range from a 1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At March 31, 2016, the carrying basis of the Company’s equity investment in SAWHF, IHS Residential Partners I and IHS Fund II was $1.1 million, $1.4 million and $68,983, respectively.

As the SAWHF and IHS Fund II entities were determined to not be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners I was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed to not be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to Residential Partners I although, through the governing shareholder agreement, IHS could be required to commit up to 180 million rand to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is $12.0 million and $11.7 million as of March 31, 2016 and December 31, 2015, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2016	2015
(in thousands)
Total assets	$236,294	$235,858
Total liabilities	104,893	103,149

The table that follows provides information about the net (loss) income of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended
	March 31,
(in thousands)	2016	2015
Net (loss) income	$(5,810)	$1,747

Investment in a Solar Joint Venture

On July 15, 2015, the Company entered into a joint venture with a third party to provide project capital for the development and construction of solar power and other types of renewable energy projects throughout the U.S. (hereinafter, the “Solar Joint Venture”).  The Company is responsible for the day-to-day management and operation of the Solar Joint Venture and day-to-day oversight of its investments.  In return for providing this service, the Company receives an administrative member cost reimbursement fee that is recognized in the Consolidated Statements of Operations as a component of “Asset management fees and reimbursements.”  The Company’s initial capital commitment was $25.0 million, which represented a 50% ownership interest in the Solar Joint Venture.  On October 28, 2015, the Operating Agreement of the Solar Joint Venture was amended to increase the capital commitment for each member to $50.0 million.

As of March  31, 2016, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  As this entity was determined to not be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Joint Venture in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2016	2015
(in thousands)
Total assets	$112,598	$104,137
Total liabilities	10,603	3,585

The following table displays the net income of the Solar Joint Venture in which the Company held an equity investment:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Net income	$3,062	$	─

NOTE 4—OTHER ASSETS

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Other assets:
Loans held for investment	$7,224	$7,928
Loans held for sale	3,335	6,417
Real estate owned	8,659	8,669
Derivative assets	3,956	3,673
Solar facilities (includes other assets such as cash and other receivables)	1,843	2,073
Accrued interest receivable	1,383	2,115
Asset management fees and reimbursements receivable	1,166	1,121
Other assets	8,630	7,485
Other assets held by CFVs (1)	18,864	18,834
Total other assets	$55,060	$58,315
(1)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Loans Held for Investment (“HFI”)

We report the carrying value of loans that are HFI at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option for such instruments.

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Amortized cost	$7,974	$8,678
Allowance for loan losses	(750)	(750)
Loans held for investment, net	$7,224	$7,928

At March 31, 2016 and December 31, 2015,  HFI loans had an UPB of $13.0 million and $13.2 million, respectively, as well as deferred fees and other basis adjustments of $5.0 million and $4.5 million, respectively.

At March 31, 2016 and December 31, 2015, HFI loans that were impaired had a UPB of $1.1 million and were not accruing interest.

The carrying value for HFI loans on non-accrual status was $0.6 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At March 31, 2016 and December 31, 2015, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

During the first quarter of 2016, MEC committed to lend $8.7 million for a late stage development solar project.  While this loan was designated held for investment, the Company elected the fair value option (“FVO”) for this instrument to minimize certain operational challenges associated with accounting for this loan.  As a result, this loan, which is the only HFI loan for which we elected the FVO, is subsequently measured on a fair value basis through earnings.

During the first quarter of 2016, one of the Company's HFI loan investments with an UPB and carrying value of $6.9 million was redeemed at par.  This redemption had no impact the Company’s Consolidated Statement of Operations for the first quarter of 2016.

Loans Held for Sale (“HFS”)

At March  31, 2016,  HFS loans primarily included three solar construction and development loans.  While these loans were designated as held for sale, the Company elected the fair value option for these loans and, as a result, such assets are subsequently measured on a fair value basis through earnings.

At March  31, 2016, there were no solar loans that were 90 days or more past due and none of these have been placed on non-accrual status.

Unfunded Loan Commitments

At March 31, 2016 and December 31, 2015, the Company had unfunded loan commitments totaling $2.5 million and $0.5 million, respectively.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
REO held for use	$2,619	$8,669
REO held for sale	6,040	─
Total REO	$8,659	$8,669

During the first quarter of 2016, the Company foreclosed upon, and subsequently sold, a multifamily property that secured a nonperforming bond investment.  The property was recognized at its fair value of $17.4 million, which also represented the amount of net proceeds received in connection with its sale.

Derivative Assets

At March 31 2016 and December 31, 2015, the Company had $4.0 million and $3.7 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At March  31, 2016 and December 31, 2015, the Company owned four and five solar facilities, respectively, that were classified as HFS and had a carrying value of $1.6 million and $2.0 million, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

During the first quarter of 2016, the Company sold one of its solar assets and recognized a gain of $0.1 million in its Consolidated Statements of Operations as a component of “Net gains on real estate.”

Asset Management Fees and Reimbursements Receivable

At March 31, 2016 and December 31, 2015, the Company had $1.2 million and $1.1 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $0.9 million and $0.8 million, respectively, was due from IHS-managed funds and ventures.  As of March 31, 2016, the Company did not recognize asset management fee income from TC Fund I given uncertainties as of such date associated with when such revenue would be realized.

NOTE 5—DEBT

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	March 31, 2016		December 31, 2015
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,114	1.9%	$1,137	1.5%
Due after one year	78,097	1.8	88,131	1.4
Notes payable and other debt – non-bond related
Due within one year	4,616	11.8	7,564	13.0
Due after one year	2,792	10.4	3,126	10.4

Total asset related debt	$86,619	2.6	$99,958	2.6

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,281	3.6	$3,069	3.0
Due after one year	128,373	3.2	129,185	3.0

Total other debt	$131,654	3.2	$132,254	3.0

Total asset related debt and other debt	$218,273	3.0	$232,212	2.8

Debt related to CFVs
Due within one year	$6,802	5.5	$6,802	5.5
Due after one year	3,068	4.3	3,081	4.3
Total debt related to CFVs	$9,870	5.1	$9,883	5.1

Total debt	$228,143	3.1	$242,095	2.9

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at March 31, 2016 and December 31, 2015.
(3)

The subordinated debt balances include net cost basis adjustments of $9.1  million and $9.2 million at March 31, 2016 and December 31, 2015, respectively, that pertain to issuance-related premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March  31, 2016:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2016	$6,795	$6,756	$13,551
2017	8,946	62	9,008
2018	60,582	65	60,647
2019	13,361	68	13,429
2020	10,718	72	10,790
Thereafter	108,966	2,472	111,438
Net premium and debt issue costs	8,905	375	9,280
Total	$218,273	$9,870	$228,143

At March 31, 2016, the Company was in compliance with all covenants under its debt obligations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swaps.  In such transactions, the Company conveys its interest in bonds to a counterparty in exchange for cash consideration while simultaneously executing total return swaps with the same counterparty for purposes of retaining the economic risks and returns of such investments.  The conveyance of the Company’s interest in bonds was treated for reporting purposes as a secured borrowing while total return swaps that were executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instruments caused the conveyance of the Company’s interest in these bonds not to qualify for sale accounting treatment.

At March 31, 2016, under the terms of all total return swaps, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $77.7 million with a weighted average pay rate of 5.7% at March  31, 2016).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread on the total return swaps (notional amount of $79.3 million with a weighted average pay rate of 1.7% at March  31, 2016).  The Company uses this pay rate on executed total return swaps to accrue interest on its secured borrowing obligations to its counterparty.

Interest expense on notes payable and other debt – bond related totaled $0.3 million for the three months ended March 31, 2016 and 2015.

Notes Payable and Other Debt – Non-Bond Related

At March 31, 2016, notes payable and other debt – non-bond related consisted primarily of the debt obligation that the Company recognized in connection with a conveyance of solar loans to the Solar Joint Venture during the third quarter of 2015 that did not qualify for sale accounting treatment.

Interest expense on notes payable and other debt – non-bond related totaled $0.3 million and $0.1 million for the three months ended March 31, 2016 and 2015.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at March  31, 2016:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$27,680	$(159)	$27,521	Amortizing	December 2027 and December 2033	8.00%
MFH	28,029	2,809	30,838	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,487	2,565	28,052	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,692	1,362	16,054	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,712	2,477	29,189	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$122,600	$9,054	$131,654

Interest expense on the subordinated debt totaled $1.0 million and $2.7 million for the three months ended March  31, 2016 and 2015, respectively.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2016 and December  31, 2015.

NOTE 6—DERIVATIVE INSTRUMENTS

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  In this case, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives, loans and other assets.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative assets and derivative liabilities:

	Fair Value
	At		At
	March 31, 2016		December 31, 2015
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,952	$1,694	$3,658	$1,023
Interest rate cap	4	─	15	─
Interest rate swap	─	736	─	690
Total derivative instruments	$3,956	$2,430	$3,673	$1,713

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Total return swaps	$111,393	$111,845
Interest rate cap	45,000	45,000
Interest rate swap	7,655	7,675
Total derivative instruments	$164,048	$164,520

The following table provides information about the realized and unrealized gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Realized/Unrealized Gains (Losses)
	for the three months ended March 31,
(in thousands)	2016	2015
Total return swaps (1)	$798	$1,191
Interest rate cap	(10)	(79)
Interest rate swap (2)	(121)	(127)
Total	$667	$985
(1)

The cash paid and received on total return swaps that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash received was $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

(2)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended March 31, 2016 and 2015.

Total Return Swaps

As of March  31, 2016, the Company had 10 bond related total return swap agreements that were accounted for as derivatives.  Under the terms of these agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on underlying bonds (which, at March 31, 2016, had a UPB of $86.7 million and a weighted average pay rate of 6.6%) while the Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread (weighted average pay rate of 1.95% at March 31, 2016).  Additionally, the terms of these total return swaps require that the change in fair value of reference bonds since the inception of such agreements be factored into their cash settlement upon expiry or early termination.

As of March 31, 2016, the Company had a total return swap associated with a senior interest in a pool of 26 taxable loans that had a UPB of $23.3 million.  Under the terms of this agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the senior interest, which bears interest at a stated rate of 7.0%, while the Company is required to pay the counterparty a rate of 1-month LIBOR plus a spread of 350 bps.  The Company is accounting for this total return swap agreement as a derivative for financial reporting purposes.

Interest rate cap

At March 31, 2016 and December 31, 2015, the Company had one interest rate cap contract that terminates on January 2, 2019.  The notional amount on the interest rate cap was $45.0 million at March 31, 2016 and December 31, 2015 and provides us with interest rate protection on $45.0 million of our floating rate debt in the event the SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At March 31 2016 and December 31, 2015, the Company had outstanding one interest rate swap agreement pursuant to which the Company’s counterparty is required to make scheduled interest payments to the Company based upon the SIFMA 7-day municipal swap index plus 250 bps while the Company is required to make interest payments to its counterparty based upon a fixed interest rate of 6.5%.  Interest payments that are swapped under this agreement are determined based on an amortizing notional balance that, as of March 31, 2016 and December 31, 2015, was $7.7 million.

NOTE 7—FINANCIAL INSTRUMENTS

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

The following table provides information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes such information based upon the level of the fair value hierarchy within which fair value measurements are categorized:

	At
	March 31, 2016
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Loans held for investment	$1,055	$	─	$	─	$814

Liabilities:
Notes payable and other debt, bond related	79,211		─		─	79,335
Notes payable and other debt, non-bond related	7,408		─		─	7,431
Notes payable and other debt related to CFVs	9,870		─		─	3,275
Subordinated debt issued by MFH	104,133		─		─	27,493
Subordinated debt issued by MFI	27,521		─		─	16,304

	At
	December 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1		Level 2		Level 3
Assets:
Loans held for investment	$7,928	$	─	$	─	$7,687

Liabilities:
Notes payable and other debt, bond related	89,268		─		─	89,405
Notes payable and other debt, non-bond related	10,690		─		─	10,717
Notes payable and other debt related to CFVs	9,883		─		─	3,171
Subordinated debt issued by MFH	104,736		─		─	29,518
Subordinated debt issued by MFI	27,518		─		─	15,579

Loans held for investment – The Company measures fair value by discounting the expected cash flows using current market yields for similar loans.  Loans receivable are recorded through “Other assets.”

Notes payable and other debt – The Company measures fair value by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows using an estimated market rate of interest, which was 20% as of March 31, 2016.  As outlined in the table above, at March 31, 2016, the aggregate fair value was measured at $43.8 million.  At March  31, 2016, the measured fair value of this debt would have been $56.4 million and $35.8 million using a discount rate of 15% and 25%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

NOTE 8—FAIR VALUE MEASUREMENTS

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

		Fair Value Measurements
	At
	March 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$192,928	$	─	$	─	$192,928
Loans held for investment	6,169		─		─	6,169
Loans held for sale	3,335		─		─	3,335
Derivative assets	3,956		─		4	3,952

Liabilities:
Derivative liabilities	$2,430	$	─	$	─	$2,430

		Fair Value Measurements
	At
	December 31,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,439	$	─	$	─	$218,439
Loans held for sale	6,417					6,417
Derivative assets	3,673		─		15	3,658

Liabilities:
Derivative liabilities	$1,713	$	─	$	─	$1,713

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─	$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(1,129)		─	─	294	(717)
Net change in other comprehensive income (1)	1,736		─	─	─	─
Impact from purchases	─		─	─	─	─
Impact from loan originations	─		6,169	4,012	─	─
Impact from sales/redemptions	(3,769)		─	(7,094)	─	─
Impact from bonds extinguished due to real estate foreclosure	(17,354)		─	─	─	─
Impact from settlements	(4,995)		─	─		─
Balance, March 31, 2016	$192,928		$6,169	$3,335	$3,952	$(2,430)
(1)

This amount includes $3.8 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized gains related to bonds that were sold/redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended March 31, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized gains (losses) related to assets and liabilities still held at March 31, 2016	$	─	$1,129	(424)
Additional realized gains recognized		2,295	─	1,101
Total gains reported in earnings		$2,295	$1,129	$677

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2015:

(in thousands)	Bonds Available-for-sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$2,539	$(753)
Net (losses) gains included in earnings	(969)	737	(606)
Net change in other comprehensive income (1)	1,575	─	─
Impact from settlements	(3,376)	─	─
Balance, March 31, 2015	$220,129	$3,276	$(1,359)
(1)

This amount represents $2.1 million of unrealized net holding gains arising during the period partially offset by the reversal of $0.5 million of unrealized bond gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the three months ended March 31, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at March 31, 2015	$	─	$(969)	$131
Additional realized gains recognized		583	─	933
Total gains (losses) reported in earnings		$583	$(969)	$1,064

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds available-for-sale – If a bond is performing based upon its contractual terms and is expected to remain current, the Company measures fair value by discounting expected future cash flows based upon a market yield that considers the expected term of a bond, its debt service coverage ratio, geographic location, unpaid principal balance and other attributes.  The weighted average discount rate for the performing bond portfolio was 5.8% and 5.9% at March 31, 2016 and December 31, 2015, respectively, for performing bonds owned by the Company at March 31, 2016.  If observable market quotes are available, the Company will measure fair value based on such quoted prices.

For non-performing bonds and certain performing bonds where payment of full principal and interest is deemed at risk, the Company generally measures fair value by discounting expected cash flows and residual proceeds associated with the underlying property (that secures such instruments) that are estimated using market discount and capitalization rates, less estimated selling costs.  The weighted average discount rate was 7.6% and 8.0% at March 31, 2016 and December 31, 2015, respectively, for non-performing bonds and certain performing bonds where payment of full principal and interest was deemed at risk that were owned by the Company at March 31, 2016, while the weighted average capitalization rate for such bonds was 6.5% and 6.6% at March 31, 2016 and December 31, 2015, respectively.  However, to the extent available, the Company may measure fair value for these bonds based on a sale agreement, a letter of intent to purchase, an appraisal or other third-party indications of fair value.

The discount rates and capitalization rates discussed above are significant inputs to bond valuations and are unobservable in the market.  To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Loans held for investment – For loans which the Company has elected the fair value option, we measure fair value using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar loans.

Loans held for sale – The Company measures fair value for these instruments using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar assets.

Derivative instruments – The Company measures fair value for these instruments using internal or third party models, depending on the nature of the derivative contract.

Non-recurring Changes in Fair Value

At March 31, 2016, the Company had no assets that were measured at fair value on a non-recurring basis.  At the end of the third quarter of 2015, the Company measured its co-investment in SAWHF on a non-recurring basis for the purpose of recognizing an impairment loss.  The fair value measurement of this investment, which was categorized as Level 3, was determined using a discounted cash flow methodology.

NOTE 9—GUARANTEES AND COLLATERAL

Guarantees

The Company has guaranteed minimum yields on investment to investors in 11 consolidated LIHTC funds, along with two additional guaranteed LIHTC funds that are not consolidated for reporting purposes (all 13 LIHTC funds are collectively referred to hereinafter as the “Guaranteed Funds”) and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  The Company may have to perform under such guarantees for losses resulting from recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027 while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

At March 31, 2016 and December 31, 2015, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $13.8 million and $13.0 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond in certain LTPPs in certain Guaranteed Funds, we have control over the exercising of the default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  As of March 31, 2016 and December 31, 2015, the Company had $17.8 million and $16.4 million, respectively, of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as caused a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company pledged additional collateral during the first quarter of 2016 and anticipates making a guarantee payment that, as of March 31, 2016, was estimated to be $1.0 million.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  The Company made no cash payments related to these indemnification agreements for the three months ended March 31, 2016 and 2015.  As of March 31, 2016, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At March 31, 2016 and December 31, 2015, the Company had $10.5 million and $10.8 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to annually make mandatory loans to TC Fund I for distribution to the bank involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the bank.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the bank in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the bank will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.   At March 31, 2016, the Company had $4.1 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of March 31, 2016, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require MMA to make a payment in connection with TC Fund I guarantee.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	March 31, 2016		December 31, 2015
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$385	$490,843	$451
TC Fund I	109,599	4,122	109,599	4,227
LTPPs	1,223	63	1,223	80
(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $482.7 million related to the 11 Guaranteed Funds we consolidated at March 31, 2016 and December 31, 2015.  See Note 14, “Consolidated Funds and Ventures,” for more information.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at March 31, 2016 and December 31, 2015.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	March 31, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,700	$150,852	$ ─	$	─	$155,552
Other (1)	16,453	11,331	─		3,335	31,119
CFVs (2)	22,456	─	166,964		18,864	208,284
Total	$43,609	$162,183	$166,964		$22,199	$394,955

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2015
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,697	$160,876	$ ─	$	─	$165,573
Other (1)	12,344	14,085	─		6,417	32,846
CFVs (2)	22,992	─	177,786		18,834	219,612
Total	$40,033	$174,961	$177,786		$25,251	$418,031

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2016, the Company had two non-cancelable operating leases that expire in 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million and for the three months ended March 31, 2016 and 2015.

The following table summarizes the future minimum rental commitments on the two non-cancelable operating leases at March  31, 2016:

(in thousands)
2016	$166
2017	230
2018	243
2019	257
2020	172
Thereafter	433
Total minimum future rental commitments	$1,501

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

At March 31, 2016, the Company had no significant litigation matters.

NOTE 11—EQUITY

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Net income from continuing operations	$16,522	$84
Net income from discontinued operations	83	78
Net income to common shareholders	$16,605	$162

Basic weighted-average shares (1)	6,523	7,213
Common stock equivalents (2) (3) (4)	359	─
Diluted weighted-average shares	6,882	7,213

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At March  31, 2016,  410,000 stock options were in the money and had a potential dilutive share impact of 350,758.  In addition, 9,468 employee deferred shares had a dilutive weighted-average share impact of 8,219 for the three months ended March 31, 2016.

(3)

At March  31, 2015,  410,000 stock options were in the money and had a potential dilutive share impact of 297,780.  In addition, 31,250 unvested employee deferred shares had a potential dilutive weighted-average share impact of 10,417 for the three months ended March 31, 2015.  For the three months ended March 31, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the three months ended March 31, 2016 and 2015, respectively, the number of options excluded from the calculations of diluted earnings per share was 24,211 and 60,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

As of March 31, 2016, the Board had authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares.  During the first quarter of 2016, the Company repurchased 0.1 million shares at an average price of $14.64.    Between April 1, 2016 and May 5, 2016, the Company repurchased 0.2 million shares at an average price of $16.22.  As of May 5, 2016, the Company had repurchased 0.3 million shares at an average price of $15.59 since the 2016 Plan’s inception.  The maximum price at which management is currently authorized to purchase shares is $18.62 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

As of March 31, 2016, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  However, the aforementioned provision in which all existing shareholders other than the new 4.9% holder would be provided the opportunity to acquire new shares for a nominal cost was not triggered because this shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of actions taken by the Company to repurchase its own shares as opposed to actions taken by the shareholder to acquire additional shares.

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Guaranteed Funds	$163,673	$176,070
Consolidated Property Partnerships	3,846	3,950
IHS PM	75	31
Total	$167,594	$180,051

Guaranteed Funds

At March 31, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At March 31, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 14, “Consolidated Funds and Ventures,” for more information.

IHS PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At March 31, 2016 and December 31, 2015, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended March 31, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains	3,791	21	3,812
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(2,055)	─	(2,055)
Reclassification of unrealized bonds gains into the Consolidated Statement of Operations due to foreclosure on mortgaged property	(11,442)	─	(11,442)
Net change in AOCI	(9,706)	21	(9,685)
Balance, March 31, 2016	$54,616	$(3,092)	$51,524

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended March 31, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2015	$50,761	$(632)	$50,129
Unrealized net gains (losses)	2,046	(132)	1,914
Reclassification of unrealized gains on sold or redeemed bonds	(471)	─	(471)
Net change in AOCI	1,575	(132)	1,443
Balance, March 31, 2015	$52,336	$(764)	$51,572

NOTE 12—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Employees’ Stock-Based Compensation Plans	$783	$299
Non-employee Directors’ Stock-Based Compensation Plans	74	74
Total	$857	$373

Employees’ Stock-Based Compensation Plans

As of March  31, 2016, there were 375,134 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 375,134 shares available under the plans, only 10,994 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual
		Exercise	Life	Aggregate
	Number of	Price per	per option	Intrinsic	Period End
(in thousands, except per option data)	Options	Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2015	416	$3.52	6.3	$3,196	$3,281
Forfeited/Expired in 2015	─
Outstanding at December 31, 2015	416	3.52	5.3	5,283	5,282
Forfeited/Expired in 2016	─
Outstanding at March 31, 2016	416	3.52	5.1	6,029	6,046

Number of options that were exercisable at:
December 31, 2015	398	3.60	5.3
March 31, 2016	398	3.60	5.1

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 416,211; 416,211; and 412,100; at March 31, 2016, December 31, 2015 and January 1, 2015, respectively.

The value of employee options increased by $0.8 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees:

Weighted-
average Grant
	Deferred Share	Date Share	Period End
(in thousands, except per share data)	Grants	Price	Liability
Balance, January 1, 2016	10	$4.40	$126
Granted in 2016	─	─
Issued in 2016	(10)	4.40
Forfeited in 2016	─	─
Balance, March 31, 2016	─	─	─

The Company recognized $18,741 and $44,630 of additional compensation expense related to employee deferred shares during the three months ended March 31, 2016 and 2015, respectively, mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 423,123 were available to be issued at March  31, 2016.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On March 12, 2015, the Board adopted an amendment to the Non-employee Directors’ Stock-based Compensation Plans providing for directors to be paid $60,000 per year with 50% payable in cash and 50% payable in share based grants.  In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March  31, 2016 and 2015.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-
		Shares	Shares	average Grant	Options	Directors' Fees
	Cash	Granted	Granted	Date Share Price	Vested	Expense
March 31, 2016	$36,875	─	2,441	$15.10	─	$75,750
March 31, 2015	36,875	1,912	1,978	9.48	─	73,750

NOTE 13—DISCONTINUED OPERATIONS

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

	For the three months ended
	March 31,
(in thousands)	2016	2015
Other income	$83	$83
Other expense	─	(5)
Net income from discontinued operations	83	78
Loss from discontinued operations allocable to noncontrolling interests	─	─
Net income to common shareholders from discontinued operations	$83	$78

NOTE 14—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal equity ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations.  Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs and IHS PM.”

Guaranteed Funds

As further discussed in Note 9, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated by the Company for reporting purposes.  The Guaranteed Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below).  The Guaranteed Funds account for these investments using the equity method of accounting.

Consolidated Property Partnerships

On October 22, 2015, the Company became the general partner in a LTPP in which it holds a 0.01% equity interest and, on December 31, 2015, in conjunction with TC Fund I's acquisition of a portfolio of low income housing tax credit partnership investments, the Company acquired a 99.89% limited partnership interest in an entity that owns an affordable multifamily property.  Because the Company was assessed to be the primary beneficiary, both of these entities were consolidated by the Company for financial reporting purposes as of December 31, 2015.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Cash, cash equivalents and restricted cash	$22,456	$22,992
Investments in LTPPs	166,964	177,786
Real estate held for use, net	6,639	9,821
Real estate held for sale, net	3,735	─
Other assets	8,490	9,013
Total assets of CFVs	$208,284	$219,612

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Total assets of the LTPPs (1)	$1,189,859	$1,216,319
Total liabilities of the LTPPs (1)	990,660	1,008,835

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  Exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

The Company’s maximum exposure to loss associated with our guarantees was $490.8 million at March 31, 2016 and December 31, 2015, respectively, while the Company’s maximum exposure to loss related to its investments in bonds was $110.9 million and $126.4 million at March 31, 2016 and December 31, 2015, respectively.

Real estate held for use, net

The real estate held for use by consolidated property partnerships was comprised of the following:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Building, furniture and fixtures	$6,142	$8,696
Accumulated depreciation	(223)	(89)
Land	720	1,214
Total	$6,639	$9,821

Depreciation expense was $0.1 million for the three months ended March 31, 2016.  There was no depreciation expense for the three months ended March 31, 2015.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months ended March 31, 2016 and 2015.

During the first quarter of 2016, the Company reclassified a property with a carrying value of $3.7 million from real estate held for use to real estate held for sale.

Real estate held for sale, net

The real estate held for sale by consolidated property partnerships was comprised of the following:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Cash	$635	$ ─
Building, furniture and fixtures	2,553	─
Land	495	─
Other assets	52	─
Total	$3,735	$ ─

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2016	2015
Debt (1), (2)	$9,870	$9,883
Unfunded equity commitments to unconsolidated LTPPs	8,203	8,203
Asset management fee payable	25,660	24,828
Other liabilities	3,301	3,405
Total liabilities of CFVs	$47,034	$46,319
(1)	At March 31, 2016 and December 31, 2015, $6.7 million of this debt had a face amount equal to its carrying value, a weighted average effective interest rate of 5.5%, and was due on demand.
(2)

At March 31, 2016 and December 31, 2015, $3.2 million of this debt was related to the two consolidated property partnerships and had a face amount of $2.8 million.  The weighted average effective interest rate for this debt at March 31, 2016 and December 31, 2015 was 4.3% and had various maturity dates through May 1, 2039.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Revenue:
Rental and other income from real estate	$322	$	─
Interest and other income	497		67
Total revenue from CFVs	819		67

Expenses:
Depreciation and amortization	687		552
Interest expense	127		88
Other operating expenses	1,289		1,139
Asset impairments	6,265		7,537
Total expenses from CFVs	8,368		9,316

Equity in losses from LTPPs of CFVs	(5,686)		(5,693)
Net loss	(13,235)		(14,942)
Net losses allocable to noncontrolling interests in CFVs (1)	12,500		14,304
Net loss allocable to the common shareholders related to CFVs	$(735)		$(638)
(1)

Excludes $43 of net gain allocable to the minority interest holder in IHS PM for the three months ended March 31, 2016.  These amounts are excluded from this presentation because IHS PM related activity is not included within CFV income statement activity above.  There were no losses allocable to the minority interest holder in IHS PM for the three months ended March 31, 2015.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended
	March 31,
(in thousands)	2016	2015
Guarantee fees	$331	$331
Equity in losses from LTPPs	(1,129)	(969)
Equity in income from Consolidated Property Partnerships	63	─
Net loss allocable to the common shareholders related to CFVs	$(735)	$(638)

NOTE 15—SEGMENT INFORMATION

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.

	For the three months ended March 31, 2016
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$3,649		$27	$15	$	─		$ ─		$3,691
Total interest expense	(440)		─	(109)		─		─		(549)
Net interest income	3,209		27	(94)		─		─		3,142

Total fee and other income	1,390		1,458	22		─		(331)	(1)	2,539
Revenue from CFVs	─		─	─		819		─		819
Total non-interest revenue	1,390		1,458	22		819		(331)		3,358
Total revenues, net of interest expense	4,599		1,485	(72)		819		(331)		6,500
Operating and other expenses:
Interest expense	─		─	(1,042)		─		─		(1,042)
Operating expenses	(2,242)		(1,934)	(2,039)		─		─		(6,215)
Other expenses, net	(147)		118	(19)		─		─		(48)
Expenses from CFVs	─		─	─		(8,699)		331	(1)	(8,368)
Total operating and other expenses	(2,389)		(1,816)	(3,100)		(8,699)		331		(15,673)
Net gains on assets, derivatives and extinguishment of liabilities	3,089		─	4		─		─		3,093
Net gains transferred into net income from AOCI due to real estate foreclosure	11,442		─	─		─		─		11,442
Equity in income (losses) from unconsolidated funds and ventures	4,620		(159)	─		─		─		4,461
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,066)	(2)	─	─		(4,620)	(2)	─		(5,686)
Income (loss) from continuing operations before income taxes	20,295		(490)	(3,168)		(12,500)		─		4,137
Income tax expense	─		─	(72)		─		─		(72)
Income from discontinued operations, net of tax	83		─	─		─		─		83
Net income (loss)	20,378		(490)	(3,240)		(12,500)		─		4,148
(Income) loss allocable to noncontrolling
interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	─		(43)	─		12,500		─		12,457
Net income (loss) allocable to common shareholders	$20,378		$(533)	$(3,240)	$	─		$ ─		$16,605

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first quarter of 2016 through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Mainly represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 14, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.1 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended March 31, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$4,735		$19	$13	$	─		$ ─		$4,767
Total interest expense	(329)		─	(145)		─		─		(474)
Net interest income	4,406		19	(132)		─		─		4,293

Total fee and other income	2,054		1,230	488		─		(331)	(1)	3,441
Revenue from CFVs	─		─	─		67		─		67
Total non-interest revenue	2,054		1,230	488		67		(331)		3,508
Total revenues, net of interest expense	6,460		1,249	356		67		(331)		7,801
Operating and other expenses:
Interest expense	(515)		(29)	(2,652)		─		─		(3,196)
Operating expenses	(1,612)		(2,082)	(1,585)		─		─		(5,279)
Other expenses	(258)		254	(103)		─		─		(107)
Expenses from CFVs	─		─	─		(9,647)		331	(1)	(9,316)
Total operating and other expenses	(2,385)		(1,857)	(4,340)		(9,647)		331		(17,898)
Net gains on assets, derivatives and extinguishment of liabilities	1,568		─	─		─		─		1,568
Equity in (losses) income from unconsolidated funds and ventures	(9)		82	─		─		─		73
Equity in losses from Lower Tier Property Partnerships of CFVs	(969)	(2)	─	─		(4,724)	(2)	─		(5,693)
Income (loss) from continuing operations before income taxes	4,665		(526)	(3,984)		(14,304)		─		(14,149)
Income tax expense	─		─	(71)		─		─		(71)
Income (loss) from discontinued
operations, net of tax	78		─	─		─		─		78
Net income (loss)	4,743		(526)	(4,055)		(14,304)		─		(14,142)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		─	─		14,304		─		14,304
Net income (loss) allocable to common shareholders	$4,743		$(526)	$(4,055)	$	─		$ ─		$162

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first quarter of 2015 through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 14, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.0 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The following table provides information about total assets by segment:

	March 31,	December 31,
(in thousands)	2016	2015
ASSETS
U.S. Operations (includes $208,284 and $219,612 related to CFVs)	$535,426	$571,213
Corporate Operations	37,525	21,619
International Operations	6,084	6,239
Total MMA consolidated assets	$579,035	$599,071

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable due to our former disclosure status as a smaller reporting company as of December 31, 2015.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2016.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It is a process that involves human diligence and compliance and is therefore subject to human error and misjudgment.  In general, evaluations of effectiveness for future periods are subject to risk as controls may become inadequate due to changes in conditions or the degree of compliance with key processes or procedures.

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

As previously disclosed in our 2015 Form 10-K, an evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on this evaluation, management determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2015.

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

The control deficiencies described above did not result in any material misstatement in the consolidated financial statements as of and for the three months ended March 31, 2016.  However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiencies continue to represent material weaknesses in the Company’s internal control over financial reporting as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Management review controls that govern the Company’s accounting for certain of its investments will be reassessed to determine the appropriate level of precision required to mitigate the potential for a material misstatement. The Company will also enhance its supporting documentation to make clear: (i) management’s expectations related to financial results of transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidencing that all outliers or exceptions that should have been identified, including items that should have fluctuated but did not. Additionally, the Company will also establish process level controls to support management review controls where appropriate.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended March  31, 2016.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended March 31, 2016.

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
1/1/2016 - 1/31/2016	37	$14.94	37	563
2/1/2016 - 2/29/2016	68	14.42	68	495
3/1/2016 - 3/31/2016	16	14.90	16	479
	121	$14.64	121

(1)

As of March 31, 2016, the Board had authorized a 2016 share repurchase program (“2016 Plan”), which permits the repurchase of up to 0.6 million shares.  Between April 1, 2016 and May 5, 2016, we repurchased 0.2 shares at an average price of $16.22.  As of May 5, 2016, the Company had repurchased 0.3 million shares at an average price of $15.59 since the 2016 Plan’s inception.  The maximum price at which management is currently authorized to purchase shares is $18.62 per share.  Unless amended, the 2016 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2016, whichever comes first.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	May 10, 2016	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	May 10, 2016
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	May 10, 2016
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1