Form 10-Q
period 2016-06-30
MMA CAPITAL MANAGEMENT, LLC
filed 2016-08-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 6,099,535 shares of common shares outstanding at August 3, 2016.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	18

	(a) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	18

	(b) Consolidated Statements of Operations for the three months and six months ended June 30, 2016 and 2015	19

	(c) Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2016 and 2015	21

	(d) Consolidated Statements of Equity for the six months ended June 30, 2016	22

	(e) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	23

	(f) Notes to Consolidated Financial Statements	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

PART II – OTHER INFORMATION		68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

SIGNATURES		S-1

EXHIBITS		E-1

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June  30, 2016 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2015 Form 10-K in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

1

PART I – FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND    RESULTS OF OPERATIONS

Organization

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

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

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage most of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds and total return swaps (“TRS”) that are referenced to these types of bonds, but also includes other real estate related bond investments.

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

In our Energy Capital and Other Investments business line, our wholly owned subsidiary MMA Energy Capital (“MEC”) provides project capital to develop and build renewable energy systems primarily through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture).  Within this business line, we also manage equity investments in real estate, land and solar assets retained from the sale of legacy businesses.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions  S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II (“IHS Fund II”), which is a multi-investor funds targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to the properties of IHS-managed funds.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and planning, which are fundamental to our success as a global fund manager and publicly traded company in the U.S.

Summary of Financial Performance

Common shareholders’ equity increased from $121.5 million at March 31, 2016 to $122.1 million at June 30, 2016.  This change was driven by $5.1 million in net income that is allocable to common shareholders, $0.3 million in other comprehensive income that is allocable to common shareholders and $4.8 million in other reductions in common shareholders’ equity.

Diluted common shareholders’ equity per share increased to $19.62 at June 30, 2016, which represents a 5.4%, or $1.00 per share of book value, increase compared to what we reported at March 31, 2016.  Purchases of common shares in the second quarter of 2016 accounted for a $0.12 increase in diluted common shareholders’ equity per share, with the balance of growth in the Company’s book value per share being primarily attributable to a net increase in the fair value of our investments in bonds.

Refer to “Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to changes in net income that is allocable to common shareholders.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 1 provides a balance sheet summary for the periods presented.  For presentational purposes, assets, liabilities and equity that are attributable to noncontrolling interest holders of consolidated funds and ventures (“CFVs”) are presented in Table 1 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees (“Guaranteed Funds”).  See Notes to Consolidated Financial Statements –  Note 13,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table 1:  Balance Sheet Summary

	At	At	At
	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2016	2016	2015 (5)	2Q 2016
Assets
Cash and cash equivalents	$18,283	$36,941	$21,843	$(18,658)
Restricted cash (without CFVs)	18,840	21,153	17,041	(2,313)
Bonds available for sale (1)	182,831	192,928	218,439	(10,097)
Investments in partnerships (without CFVs)	81,956	83,533	82,655	(1,577)
Other assets (without CFVs)	54,901	36,196	39,481	18,705
Assets of CFVs (2)	211,235	208,284	219,612	2,951
Total assets	$568,046	$579,035	$599,071	$(10,989)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$216,430	$218,273	$232,212	$(1,843)
Accounts payable and accrued expenses	3,907	3,516	5,001	391
Other liabilities (without CFVs) (2)	21,673	21,115	19,318	558
Liabilities of CFVs (1)	48,116	47,034	46,319	1,082
Noncontrolling equity related to CFVs (3)	155,666	167,519	180,020	(11,853)
Noncontrolling equity related to IHS PM (4)	140	75	31	65
Total liabilities and noncontrolling equity	$445,932	$457,532	$482,901	$(11,600)

Common Shareholders' Equity	$122,114	$121,503	$116,170	$611

Common shares outstanding	6,196	6,480	6,589	(284)
Common shareholders' equity per common share	$19.71	$18.75	$17.63	$0.96

Diluted common shareholders' equity	$128,925	$127,286	$121,117	$1,639
Diluted common shares outstanding	6,571	6,835	6,948	(264)
Diluted common shareholders' equity per common share	$19.62	$18.62	$17.43	$1.00
(1)

The Company consolidated a partnership in the second quarter of 2016 that was the obligor of one of the Company’s investments in bonds.  As a result, the Company’s investment in bonds and the related debt obligation of the partnership, both of which had a carrying value of $13.0 million as of June 30, 2016, were eliminated in consolidation.

(2)

Assets of CFVs exclude $8.8 million, $10.1 million and $10.4 million as of June 30, 2016, March 31, 2016 and December 31, 2015, respectively, of net assets; and other liabilities of MMA exclude $8.8 million, $10.1 million and $10.4 million as of June 30, 2016, March 31, 2016 and December 31, 2015, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

(3)	Represents the amount of equity attributable to noncontrolling interest holders in the CFVs and reported through Noncontrolling interests in CFVs on the Company’s Consolidated Balance Sheets.
(4)

Represents the amount of equity balance attributable to the noncontrolling interest holder in IHS PM and reported through Noncontrolling interests in CFVs and IHS PM on the Company’s Consolidated Balance Sheets.

(5)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Common Shareholders’ Equity

Table 2  summarizes the changes in common shareholders’ equity for the periods presented.

Table 2:  Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Net income allocable to common shareholders (see Table 5)	$5,130	$7,291	$(2,161)	$21,735	$7,453	$14,282
Other comprehensive income (loss) allocable to common shareholders (see Table 3)	265	(180)	445	(9,420)	1,263	(10,683)
Other changes in common shareholders' equity (see Table 4)	(4,784)	(4,335)	(449)	(6,371)	(4,921)	(1,450)
Net change in common shareholders' equity	$611	$2,776	$(2,165)	$5,944	$3,795	$2,149

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 3 summarizes other comprehensive income (loss) that is allocable to common shareholders for the periods presented.

Table 3:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Bond related activity:
Increase in bond values due to market conditions	$3,106	$1,296	$1,810	$5,768	$2,373	$3,395
Increase in accumulated other comprehensive ("AOCI") due to equity in losses from lower tier property partnerships ("LTPPs") (see Table 13)	1,354	1,698	(344)	2,483	2,667	(184)
Reclassification of net unrealized gains on sold bonds into net income	─	(3,395)	3,395	(2,055)	(3,866)	1,811
Reclassification of unrealized losses to operations due to impairment	─	179	(179)	─	179	(179)
Reclassification of unrealized bonds gains into net income due to consolidation or real estate foreclosure (see Table 5)	(4,205)	─	(4,205)	(15,647)	─	(15,647)
Other comprehensive income (loss) related to bond activity	255	(222)	477	(9,451)	1,353	(10,804)
Foreign currency translation adjustment	10	42	(32)	31	(90)	121
Other comprehensive income (loss) allocable to common shareholders	$265	$(180)	$445	$(9,420)	$1,263	$(10,683)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other comprehensive income (loss) that is allocable to common shareholders for the six months ended June 30, 2016 declined compared to amounts reported for the six months ended June 30, 2015 primarily as a result of (i) the financial statement consolidation of a partnership in the second quarter of 2016 that resulted in the derecognition of an investment in bonds and for which $4.2 million of unrealized holding gains were reclassified out of AOCI and into our Consolidated Statements of Operations and (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that secured a nonperforming bond investment and that prompted the reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations upon the derecognition of the Company’s investment in bonds.

Other Changes in Common Shareholders’ Equity

Table 4 summarizes other changes in common shareholders’ equity for the periods presented.

Table 4:  Other Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Common share repurchases	$(4,776)	$(4,100)	$(676)	$(6,544)	$(4,668)	$(1,876)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(45)	(388)	343	(45)	(547)	502
Director and employee share awards	37	153	(116)	218	294	(76)
Other changes in common shareholders' equity	$(4,784)	$(4,335)	$(449)	$(6,371)	$(4,921)	$(1,450)

Other changes in common shareholders’ equity reported for both the three months and six months ended June 30, 2016 declined compared to that reported for the three months and six months ended June 30, 2015 primarily as a result of an increase in the average price at which the Company purchased its common shares during such reporting periods.

Consolidated Results of Operations

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and six months ended June 30, 2016 and 2015 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net Income Allocable to Common Shareholders

Table 5 summarizes net income allocable to common shareholders for the periods presented.

Table 5:  Net Income Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Net interest income (see Table 6)	$3,039	$3,573	$(534)	$6,181	$7,866	$(1,685)
Fee and other income (see Table 7)	3,215	3,696	(481)	5,754	7,137	(1,383)
Operating and other expenses:
Other interest expense (see Table 8)	(1,075)	(1,708)	633	(2,117)	(4,904)	2,787
Operating expenses (see Table 9)	(6,314)	(7,287)	973	(12,577)	(12,673)	96
Net gains on bonds, loans, derivatives, real estate and other assets (see Table 10)	1,452	10,342	(8,890)	4,545	11,910	(7,365)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure (see Table 3)	4,205	─	4,205	15,647	─	15,647
Equity in income from unconsolidated funds and ventures (see Table 11)	2,126	20	2,106	6,587	93	6,494
Net loss allocated to common shareholders related to CFVs (see Table 13)	(1,501)	(1,367)	(134)	(2,236)	(2,005)	(231)
Net income allocated to IHS PM minority interest holder (see Table 11)	(66)	─	(66)	(109)	─	(109)
Net income to common shareholders from continuing operations before income taxes	5,081	7,269	(2,188)	21,675	7,424	14,251
Income tax expense	(34)	(61)	27	(106)	(132)	26
Net income to common shareholders from discontinued operations, net of tax	83	83	─	166	161	5
Net income allocable to common shareholders	$5,130	$7,291	$(2,161)	$21,735	$7,453	$14,282
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 6  summarizes net interest income for the periods presented.

Table 6:  Net Interest Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Interest income:
Interest on bonds	$2,705	$3,281	$(576)	$5,959	$7,307	$(1,348)
Interest on loans and short-term investments	886	803	83	1,323	1,544	(221)
Total interest income	3,591	4,084	(493)	7,282	8,851	(1,569)
Asset related interest expense:
Bond related debt	(335)	(379)	44	(630)	(705)	75
Notes payable and other debt, non-bond related	(217)	(132)	(85)	(471)	(280)	(191)
Total interest expense	(552)	(511)	(41)	(1,101)	(985)	(116)
Net interest income	$3,039	$3,573	$(534)	$6,181	$7,866	$(1,685)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net interest income reported for the three months ended June 30, 2016 declined compared to that reported for the three months ended June 30, 2015 primarily as a result of the sale or redemption of certain bond holdings.

Net interest income reported for the six months ended June  30, 2016 declined compared to that reported for the six months ended June 30, 2015 primarily as a result of (i) the sale or redemption of certain bond holdings, (ii) the full redemption of a bridge loan in the second quarter of 2015 and (iii) a decrease in the amount of unscheduled principal payments received on two bond investments received during the six months ended June  30, 2016 compared to that received for the six months ended June  30, 2015.

Fee and Other Income

Fee and Other Income includes income on our preferred stock investment, asset management fees and reimbursements as well as other miscellaneous income.

Table 7  summarizes fee and other income for the periods presented.

Table 7:  Fee and Other Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Asset management fees and reimbursements	$2,261	$1,575	$686	$4,153	$2,996	$1,157
Other income	954	810	144	1,601	1,533	68
Income on preferred stock investment	─	1,311	(1,311)	─	2,608	(2,608)
Fee and other income	$3,215	$3,696	$(481)	$5,754	$7,137	$(1,383)

Fee and other income reported for the three months ended June 30, 2016 declined compared to that reported for the three months ended June 30, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by an increase in asset management fees and reimbursements that was driven primarily by $0.4 million of fees relating to IHS PM and $0.2 million in reimbursements that were received in the second quarter of 2016 from our Solar Joint Venture.

Fee and other income reported for the six months ended June  30, 2016 declined compared to that reported for the six months ended June  30, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by an increase in asset management fees and reimbursements that was driven primarily by additional fees of $0.9 million relating to IHS PM and an additional $0.5 million in reimbursements from our Solar Joint Venture that were received during the six months ended 2016.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 8 summarizes other interest expense for the periods presented.

Table 8:  Other Interest Expense

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Subordinated debt	$(1,061)	$(1,398)	$337	$(2,103)	$(4,050)	$1,947
Notes payable and other debt	(14)	(310)	296	(14)	(854)	840
Other interest expense	$(1,075)	$(1,708)	$633	$(2,117)	$(4,904)	$2,787

Amounts reported for the three months and six months ended June  30, 2016 declined compared to that reported for the three months and six months ended June  30, 2015 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  The reported decline in other interest expense was also partially attributable to the paydown of certain debt outstanding that was used to fund the Company’s investment in preferred stock, which was redeemed in full in the fourth quarter of 2015.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 9  summarizes operating expenses for the periods presented.

Table 9:  Operating Expenses

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Salaries and benefits	$(3,919)	$(3,911)	$(8)	$(7,999)	$(7,183)	$(816)
General and administrative	(655)	(773)	118	(1,355)	(1,636)	281
Professional fees	(1,005)	(881)	(124)	(2,440)	(2,025)	(415)
Other expenses	(735)	(1,722)	987	(783)	(1,829)	1,046
Operating expenses	$(6,314)	$(7,287)	$973	$(12,577)	$(12,673)	$96

Operating expenses reported for the three months and six months ended June 30, 2016 declined compared to that reported for the three months and six months ended June 30, 2015 primarily due to $1.0 million of nonrecurring expenses that we incurred in the second quarter of 2015 relating to the restructuring of MFH subordinate debt.  The impact of this decline for the six months ended June 30, 2016 compared to that reported for the six months ended June 30, 2015 was partially offset by (i) a $0.3 million increase in stock-based compensation expense that was driven by an increase in the market price for the Company’s common stock, (ii) a $0.6 million increase in cash-based compensation expense that was driven by an increase in employee headcount and (iii) a $0.5 million increase in professional fees primarily as a result of incremental audit fees that were incurred in the first quarter of 2016 in connection with the Company’s change in reporting status as an accelerated filer and that required our independent registered accountant to issue an audit report on the effectiveness on our internal controls over financial reporting at December 31, 2015.

Net Gains on Bonds, Loans, Derivatives, Real Estate and Other Assets

Net gains on bonds, loans, derivatives, real estate and other assets includes realized  gains or losses associated with the sale of such assets and the early redemption of bonds and loans.  Such amounts also include unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments.

Table 10 summarizes net gains on bonds, loans, derivatives, real estate and other assets for the periods presented.

Table 10:  Net Gains on Bonds, Loans, Derivatives, Real Estate and Other Assets

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Net gains on bonds	$28	$3,792	$(3,764)	$2,323	$4,375	$(2,052)
Net gains on loans	6	─	6	6	─	6
Net gains on derivatives	1,418	928	490	2,085	1,913	172
Net gains on real estate	─	5,622	(5,622)	116	5,622	(5,506)
Net gains on other assets	─	─	─	15	─	15
Total net gains	$1,452	$10,342	$(8,890)	$4,545	$11,910	$(7,365)

Net gains on bonds, loans, derivatives, real estate and other assets that were reported for the three months and six months ended June 30, 2016 declined compared to that reported for the three months and six months ended June 30, 2015 primarily due to (i) $5.1 million of net gains on real estate associated with the sale of an affordable multifamily property during the second quarter of 2015 and (ii) $3.8 million net gains on bonds due to the redemption of a bond investment during the second quarter of 2015.  For the six months ended June 30, 2016, the effect of transactions that caused a decline in net gains reported was partially offset by $2.3 million of net gains associated with the sale or redemption of two investments in bonds during the first quarter of 2016.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income (loss) associated with certain funds and ventures in which we have an equity interest.

Table 11 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 11:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
U.S. real estate partnerships	$692	$(43)	$735	$3,499	$(51)	$3,550
Solar Joint Venture	1,495	─	1,495	3,308	─	3,308
IHS	(61)	63	(124)	(220)	144	(364)
Equity in income from unconsolidated funds and ventures	$2,126	$20	$2,106	$6,587	$93	$6,494

Equity in income from unconsolidated funds and ventures that were reported for the three months ended June 30, 2016 increased compared to that reported for the three months ended June 30, 2015 primarily due to (i) $1.5 million of equity in income from the Solar Joint Venture that we established in the third quarter of 2015 and (ii) $0.6 million of equity in income from the sale of real estate in the second quarter of 2016 that was owned by a partnership in which the Company held a 98.99% limited partner interest.

Equity in income from unconsolidated funds and ventures that were reported for the six months ended June 30, 2016 increased compared to that reported for the six months ended June 30, 2015 primarily due to (i) $3.3 million of equity in income from the Solar Joint Venture that we established in the third quarter of 2015, (ii) $2.7 million of equity in income from the sale of real estate in the first quarter of 2016 that was owned by a partnership in which the Company held a 50% limited partner interest and (iii) $0.6 million of equity in income from the sale of real estate in the second quarter of 2016 that was owned by a partnership in which the Company held a 98.99% limited partner interest.

Net Loss from CFVs Allocable to Common Shareholders

Table 12 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 12:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenue from CFVs	$726	$133	$593	$1,545	$200	$1,345
Expense from CFVs	(9,014)	(9,014)	─	(17,382)	(18,330)	948
Net losses related to CFVs	(598)	─	(598)	(598)	─	(598)
Equity in losses from LTPPs of CFVs	(4,937)	(6,654)	1,717	(10,623)	(12,347)	1,724
Net loss from CFVs	(13,823)	(15,535)	1,712	(27,058)	(30,477)	3,419
Net loss from CFVs allocable to noncontrolling interest in CFVs (1)	12,322	14,168	(1,846)	24,822	28,472	(3,650)
Net loss from CFVs allocable to common shareholders	$(1,501)	$(1,367)	$(134)	$(2,236)	$(2,005)	$(231)
(1)

Excludes $66 and $109 of net gain allocable to the minority interest holder in IHS PM for the three months and six months ended June  30, 2016.  These amounts are excluded from this presentation because IHS PM related activity is not included within lines 1 through 4 above.  There were no losses allocable to the minority interest holder in IHS PM for the three months and six months ended June  30, 2015.

Table 13 further attributes the reported net loss from CFVs that is allocable to common shareholders for the periods presented.

Table 13:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2016	2015	Change		2016	2015	Change
Guarantee fees	$331	$331	$	─	$662	$662	$	─
Interest income	65	─		65	65	─		65
Equity in losses from LTPPs	(1,354)	(1,698)		344	(2,483)	(2,667)		184
Equity in income from consolidated property partnerships	55	─		55	118	─		118
Other expenses	(598)	─		(598)	(598)	─		(598)
Net loss from CFVs allocable to common shareholders	$(1,501)	$(1,367)		$(134)	$(2,236)	$(2,005)		$(231)

The net loss from CFVs allocable to common shareholders for the three months and six months ended June 30, 2016 increased compared to that reported for the three months and six months ended June 30, 2015 primarily due to a $0.6 million lower of cost or market adjustment that was recognized in the second quarter of 2016 related to a property held for sale.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and cash equivalents and cash flows from operating and investing activities.  At June  30, 2016 and December 31, 2015, we had unrestricted cash and cash equivalents of $18.3 million and $21.8 million, respectively, and we believe that cash generated from investing activities, along with available cash and cash equivalents will be sufficient to fund our normal operating needs and meet our obligations as they become due.

During periods presented in this Report, we consolidated certain funds and ventures for financial reporting purposes and, therefore, cash flow activities for such funds and ventures were reflected in our Consolidated Statements of Cash Flows.  In this regard, cash balances of CFVs are classified as “Restricted cash” in our Consolidated Balance Sheets because the Company does not have legal title to such balances.

Table 14 provides a consolidated view of the change in cash and cash equivalents of the Company for the periods presented, though changes in such balances that are attributable to CFVs are separately identified in such disclosure.

Changes in net cash flows that are reported in Tables 15, 16 and 17 are exclusive of changes in restricted cash balances of CFVs.

Table 14:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the six months ended June 30, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	3,904		138	4,042
Investing activities	10,262		351	10,613
Financing activities	(17,726)		(489)	(18,215)
Net increase (decrease) in cash and cash equivalents	(3,560)		─	(3,560)
Cash and cash equivalents at end of period	$18,283	$	─	$18,283

	For the six months ended June 30, 2015
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(5,836)		(7,041)	(12,877)
Investing activities	43,714		6,466	50,180
Financing activities	(9,374)		575	(8,799)
Net increase (decrease) in cash and cash equivalents	28,504		─	28,504
Cash and cash equivalents at end of period	$58,123	$	─	$58,123

Operating activities

Table 15 provides information about net cash flows provided by, or used in, operating activities for the periods presented.

Table 15:  Net Cash Flows Associated With Operating Activities

	For the six months ended
	June 30,
(in thousands)	2016	2015	Change
Interest income	$8,259	$9,348	$(1,089)
Distributions received from investments in partnerships	5,862	─	5,862
Preferred stock dividends received	─	2,609	(2,609)
Asset management fees received	3,003	1,528	1,475
Other income	1,194	931	263
Salaries and benefits	(8,262)	(6,967)	(1,295)
Advances on and originations of loans held for sale	─	(4,243)	4,243
Interest paid	(2,700)	(3,806)	1,106
General and administrative	(1,680)	(1,960)	280
Professional fees	(2,058)	(2,066)	8
Other expenses	(806)	(1,812)	1,006
Other	1,092	602	490
Net cash flows provided by (used in) operating activities	$3,904	$(5,836)	$9,740

Net cash flows provided by operating activities during the six months ended June 30, 2016 increased by $9.7 million compared to that reported for the six months ended June 30, 2015.  This increase was primarily attributable to distributions from investments in partnerships and a decline in originations of loans held for sale.

During the first six months of 2016, we received $5.9 million of distributions from investments in partnerships while we received no distributions from such investments in the six months ended June 30, 2015.  These distributions included $2.6 million that we received from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest and $2.6 million that we received in connection with our equity investment in the Solar Joint Venture.

Through the six months ended June 30, 2016, the Company has not funded any loans held for sale.  As a result, net cash flows used in such operating activities declined.

Increases in cash flows provided by operating activities were partially offset by a $2.6 million decrease in preferred stock dividends.  This decline is attributable to the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.

The Company also experienced a $1.3 million increase in cash used in operating activities attributable to salaries and benefits.  This increase was primarily a result of higher employee incentive compensation paid by the Company in the first quarter of 2016, as well as the hiring of new employees associated with our Energy Capital and Other Investment business line.

Investing activities

Table 16 provides information about net cash flows provided by, or used in investing activities for the periods presented.

Table 16:  Net Cash Flows Associated With Investing Activities

	For the six months ended
	June 30,
(in thousands)	2016	2015	Change
Principal payments and sales proceeds received on bonds and loans	$16,984	$16,740	$244
Proceeds from the sale of real estate and other investments	17,804	29,662	(11,858)
Capital distributions received from investments in partnerships	1,945	122	1,823
Investments in property partnerships and real estate	(1,435)	(470)	(965)
Advances on and originations of loans held for investment	(23,325)	─	(23,325)
Decrease in restricted cash	(1,711)	(2,340)	629
Net cash flows provided by investing activities	$10,262	$43,714	$(33,452)

Net cash flows provided by investing activities during the six months ended June 30, 2016 decreased by $33.5 million compared to that reported for the six months ended June 30, 2015.  This decrease was primarily attributable to originations of loans held for investment and proceeds from the sale of real estate.

Through the first six months of 2016, the Company used $23.3 million of cash for originations of loans held for investment while the Company did not originate such assets during the six months ended June 30, 2015.

During the first quarter of 2016, the Company foreclosed upon, and subsequently sold, a multifamily property that secured a nonperforming bond investment.  This was the only real estate sale that was closed by the Company in the first six months of 2016 while the Company had a higher volume of real estate sales during the six months ended June 30, 2015.

Decreases to cash flows provided by investing activities were partially offset by an increase of $1.8 million in capital distributions received from investments in partnerships for the six months ended June 30, 2016 compared to amounts received during the six months ended June 30, 2015.

Financing activities

Table 17 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 17:  Net Cash Flows Associated With Financing Activities

	For the six months ended
	June 30,
(in thousands)	2016		2015	Change
Proceeds from borrowing activity	$	─	$25,585	$(25,585)
Repayment of borrowings		(10,235)	(30,004)	19,769
Purchase of treasury stock		(6,544)	(4,668)	(1,876)
Distribution to holders of noncontrolling interest		(947)	(159)	(788)
Payment of debt issuance costs		─	(128)	128
Net cash flows used in financing activities		$(17,726)	$(9,374)	$(8,352)

Net cash flows used in financing activities during the six months ended June 30, 2016 increased by $8.4 million compared to that reported for the six months ended June 30, 2015.  This increase was primarily due to $25.6 million of proceeds generated from TRS financing arrangements that were entered into during the six months ended June 30, 2015.  Additionally, cash used by the Company for the purchase of treasury stock increased by $1.9 million for the six months ended June 30, 2016 compared to that reported for the six months ended June 30, 2015.

Increases in cash flows used in financing activities during the six months ended June 30, 2016 were partially offset by a $19.8 million decrease in cash used for the repayment of borrowings.  Such decrease was primarily the result of (i) $14.9 million more of principal payments made during the six months ended June 30, 2015 on the subordinate debt issued by MFH as compared to principal payments made during the six months ended June 30, 2016 and (ii) a $3.1 million decrease in cash used to terminate TRSs during 2016 as compared to the amount of cash used by the Company for such purposes during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

The Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated for reporting purposes, along with two additional Guaranteed Funds that are not consolidated for reporting purposes.  The Company has also agreed to make annual mandatory loans to TC Fund I for distribution in connection with interests in TC Fund I that are protected by a tax credit guarantee provided by the Company.  Refer to Notes to Consolidated Financial Statements – Note 8, “Guarantees and Collateral” for more information about our guarantees and certain other contingent arrangements.

Debt Obligations

Table 18 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 18:  Asset Related Debt and Other Debt

	At
	June 30, 2016
		Weighted-Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$69,175	1.8%
Notes payable and other debt – non-bond related debt	6,508	11.4
Total asset related debt	75,683	2.6

Other Debt (2)
Subordinated debt	130,835	3.2
Notes payable and other debt	9,912	1.8
Total other debt	140,747	3.1

Total asset related debt and other debt	216,430	2.9

Debt related to CFVs (3)	9,848	5.1

Total debt	$226,278	3.0

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 13, “Consolidated Funds and Ventures,” for more information.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRSs.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Notes Payable and Other Debt – Non-Bond Related

At June  30, 2016, this debt obligation relates primarily to amounts recognized by the Company in connection with a conveyance of solar loans to the Solar Joint Venture.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Other Debt

Subordinated debt

At June  30, 2016, the Company had subordinated debt with an unpaid principal balance (“UPB”) of $121.9 million and carrying value of $130.8 million.  The weighted average yield of this debt was 3.2%.  The carrying value of this debt includes $11.6 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  These impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Notes payable and other debt

At June 30, 2016, the Company had notes payable and other debt with a UPB of $9.9 million.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At June  30, 2016, debt related to CFVs includes a $6.7 million debt obligation of one of the Guaranteed Funds that we consolidate for reporting purposes.  At June  30, 2016, the carrying value of this debt, which is due on demand, equals its UPB and its weighted average effective interest rate is 5.5%.

The remaining $3.1 million of debt related to CFVs relates to two consolidated property partnerships and had a UPB of $2.8 million as of June  30, 2016.  This debt has a weighted average effective interest rate at June  30, 2016 of 4.3% and has various maturity dates that run through May 1, 2039.

Covenant Compliance and Debt Maturities

At June  30, 2016, the Company was in compliance with all covenants under its debt arrangements.

Company Capital

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares and on December 31, 2015, the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  During the second quarter of 2016, the Company repurchased 0.3 million shares at an average price of $16.67.  Between July 1, 2016 and August 3, 2016, we repurchased 19,000 shares at an average price of $18.33.    As of August 3, 2016, the Company had repurchased 0.4 million shares at an average of $16.17 since the 2016 Plan’s inception.  The maximum price at which management is authorized to purchase shares is $19.62 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”) designed to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.  Refer to “Income Taxes” for more information regarding our NOLs.

As of June  30, 2016, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  This shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of the Company’s repurchase of its own shares and, as a result, did not trigger a distribution of rights under the Rights Plan.

Bond Portfolio

Portfolio Summary

Table 19 provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through TRSs that the Company accounts for as derivatives as of June  30, 2016 (such bonds and TRSs are collectively referred to as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 5, “Debt”  and Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments” for more information about how TRSs are reported in the Company’s financial statements.

Table 19:  Bond Portfolio - Summary

									Wtd. Avg.		Number	Number of
			Fair		Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	UPB		Value		Coupon		Pay Rate (4)		Coverage (5)		Bonds	Properties
Multifamily tax-exempt bonds
Performing	$173,654		$185,390		6.55%		6.55%		1.11	x	22	19
Non-performing (1), (2)	26,339		22,423		6.68%		3.40%		0.82	x	4	3
Subordinated cash flow (3)	9,620		8,332		6.78%		1.25%		N/A		3	─
Total multifamily tax-exempt
bonds	$209,613		$216,145		6.57%	(6)	6.14%	(6)	1.07	x	29	22

CDD bonds	$27,655		$26,554		6.75%		6.75%		N/A		2	N/A

Other bonds	$29,632		$30,628		4.35%		4.35%		N/A		4	N/A
Total bond portfolio	$266,900	(7)	$273,327	(7)	6.33%	(6)	6.00%	(6)	1.07	x	35	22
(1)	Non-performing is defined as bonds that are 30 days or more past due in either principal or interest.
(2)	This amount includes subordinated bonds with must-pay coupons with a UPB of $7.6 million and a fair value of $6.6 million.
(3)

Subordinated cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months, however, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)

The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at June  30, 2016.

(5)

Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multi-family properties.

(6)

The weighted average coupon and pay rate of the multifamily tax-exempt bonds and total bond portfolio excludes the population of subordinated cash flow bonds where non-payment of debt service is not a default.

(7)

Includes 10 bonds financed by TRSs and accounted for as derivatives. These 10 bonds had a UPB of $86.4 million and a fair value of $90.5 million and were subject to TRSs with a notional amount of $87.8 million.  This amount also includes an additional eight bonds financed by TRSs accounted for as a secured borrowing.  These bonds had a UPB of $67.8 million and a fair value of $72.8 million and were subject to TRSs with a notional amount of $69.3 million.

The performance of our Bond Portfolio continued to show improvement in the second quarter of 2016.  The fair value of the Bond Portfolio as a percentage of its UPB improved from 101.2% as of March 31, 2016 to 102.4% as of June 30, 2016.  Similarly, the weighted average debt service coverage ratio improved from 1.04x as of March 31, 2016 to 1.07x as of June 30, 2016.

Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

The Bond Portfolio is exposed to market risk, which is the potential for adverse changes in value resulting from changes in market variables such as interest rates or credit spreads.

In Table 20, we measure the Bond Portfolio’s sensitivity to increases in market yields and terminal capitalization rates by measuring how its fair value would hypothetically change as a result of an instantaneous 100 basis point increase in the market yield and terminal capitalization rate assumptions that were originally used to measure the fair value of our Bond Portfolio as reported in our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.  In estimating such impacts, we also assumed that expected future cash flows associated with the Bond Portfolio remained constant relative to projections that were consumed in fair value measurements used to report carrying values in our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

The fair value sensitivity of the Bond Portfolio is calculated using internal models that require standard assumptions regarding market yields and other inputs that are used to measure the fair value of such instruments for financial reporting purposes.  Valuation assumptions are derived based on the characteristics of the underlying structure of instruments in the Bond Portfolio and other factors.  Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about our methods that are used to measure fair value.

Table 20 displays the change in fair value of the Bond Portfolio as measured on the last day of each period presented using assumptions described above.

Table 20:  Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

	At
(in thousands)	June 30, 2016	December 31, 2015
Fair value of the Bond Portfolio (before assumed increase in market yields and capitalization rates)	$273,327	$309,445
Change in fair value of the Bond Portfolio	(23,017)	(25,772)
Adjusted fair value of the Bond Portfolio	$250,310	$283,673

LIHTC

Contractual Interests in TC Fund I

As consideration for providing asset management and administrative services to TC Fund I, the Company is entitled to an asset management fee of 2% per annum, on the initial capital contribution of an investor with whom the Company partnered to form TC Fund I.  This amount accrues quarterly in advance, bears interest at 6% per annum compounded annually and is to be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  In this regard, and as of June 30, 2016, the Company is contractually due $2.2 million for services rendered through such date.  However, such amount has not yet been recognized in the Company’s financial statements.  The Company’s analysis of when such amount may be recognized considers various factors that are determinative to whether payment is reasonably assured of collection and include, but are not limited to, the length of time within which the Company expects to receive payment and the priority of payment of such fees relative to other interests in TC Fund I.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) to repay any mandatory loans made by the Company to fund investor tax credit losses; 4) to pay any expense loans; 5) to establish any required reserves; and 6) to pay any accrued guarantee fees.  The Company assesses whether asset management fees that are legally due are reasonably assured of collection each reporting period.

The Company has also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing such guarantee, the Company is contractually entitled to an upfront guarantee fee from TC Fund I of $4.2 million.  The Company recognized a guarantee fee receivable for such amount in its financial statements on December 31, 2015.  This receivable bears interest at 6% per annum, compounded annually, and will be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.

As of June 30, 2016, the Company had a $5.3 million loan receivable from TC Fund I that was recognized in the Company’s financial statements on December 31, 2015.  This loan legally accrues interest at 9.5% per annum compounded annually and will be repaid solely from cash flows that are received by TC Fund I from its portfolio of limited partnership interests.  As of June 30, 2016, this loan is on non-accrual status, which is re-assessed by the Company each reporting period.

Direct Real Estate Investments

As of June 30, 2016, the Company owns five real estate investments that it acquired on December 31, 2015 in connection with the formation of TC Fund I.  These investments, which consisted of one wholly owned limited partnership and four 99% limited partnership interests, had a carrying value of $14.6 million at June 30, 2016.

As of June 30, 2016, the Company also owned a 1.0% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  The acquisition of such general partner interest resulted in the recognition of the affordable multifamily property, which had a carrying value of $14.7 million at June 30, 2016, due to the financial statement consolidation of the partnership.

Seller Financing

The Company has a subordinated loan receivable from a tax credit asset manager to whom it provided financing in connection with the sale of a portion of our LIHTC business.  The unpaid principal balance of this loan was $13.0 million as of June 30, 2016.

This loan has performed pursuant to its contractual terms and, since the loan was originated, the tax credit asset manager has made principal and interest payments to the Company of $6.0 million.  The receipt of such amounts are reported by us as a deferred gain in the Company’s Consolidated Balance Sheets (or, classified in “Other Liabilities”) since the said conveyance could not be treated as a sale for financial reporting purposes.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our LIHTC business line.

Energy Capital and Other Investments

Renewable Energy Project Lending

As of June 30, 2016, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  This investment, which represents a 50% ownership interest in the Solar Joint Venture, had a carrying value of $51.2 million as of June 30, 2016 and we received $3.1 million in related cash distributions during the first six months of 2016.

As of June 30, 2016, the UPB of loans reflected on the balance sheet of the Solar Joint Venture was $109.8 million, while the UPB of loans reflected on the Consolidated Balance Sheets of the Company was $26.4 million.

As of June 30, 2016, outstanding loans that have been originated by MEC, whose average tenor ranges from one to ten months and whose weighted average coupon is 9.9%, are performing pursuant to their contractual terms.

Other Investments

At June 30, 2016, we owned, or were an equity partner in, four direct investments in real estate consisting of two land parcels,  a town center development and one that had an affordable multifamily property partnership.  We also owned four legacy solar installations.  The carrying value of these investments was $27.4 million as of such reporting date.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our Energy Capital and Other Investments business line.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Fair value measurement of our investments in bonds
•	Consolidation of funds and ventures; and
•	Income taxes.

See “MD&A—Critical Accounting Policies and Estimates” in our 2015 Form 10-K for a discussion of these critical accounting policies and estimates.

Impact of Future Adoption of New Accounting Guidance

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

ITEM 1.  FINANCIAL STATEMENTS

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	June 30,	At
	2016	December 31,
	(Unaudited)	2015
ASSETS
Cash and cash equivalents	$18,283	$21,843
Restricted cash (includes $23,220 and $22,992 related to consolidated funds and ventures ("CFVs"))	42,060	40,033
Bonds available-for-sale (includes $154,433 and $174,961 pledged as collateral)	182,831	218,439
Investments in partnerships (includes $155,518 and $177,786 related to CFVs)	237,474	260,441
Other assets (includes $2,742 and $6,417 pledged as collateral and $32,497 and $18,834 related to CFVs)	87,398	58,315
Total assets	$568,046	$599,071

LIABILITIES AND EQUITY
Debt (includes $9,848 and $9,883 related to CFVs)	$226,278	$242,095
Accounts payable and accrued expenses	3,907	5,001
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,103	8,203
Other liabilities (includes $30,165 and $28,233 related to CFVs)	51,838	47,551
Total liabilities	$290,126	$302,850

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$155,806	$180,051
Common shareholders’ equity:
Common shares, no par value (6,118,535 and 6,516,275 shares issued and outstanding and 76,999 and 72,476 non-employee directors' and employee deferred shares issued at June 30, 2016 and December 31, 2015, respectively)	70,325	54,961
Accumulated other comprehensive income ("AOCI")	51,789	61,209
Total common shareholders’ equity	122,114	116,170
Total equity	277,920	296,221
Total liabilities and equity	$568,046	$599,071

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Interest on bonds	$2,705	$3,281	$5,959	$7,307
Interest on loans and short-term investments	886	803	1,323	1,544
Total interest income	3,591	4,084	7,282	8,851

Interest expense
Bond related debt	335	379	630	705
Non-bond related debt	217	132	471	280
Total interest expense	552	511	1,101	985
Net interest income	3,039	3,573	6,181	7,866

Non-interest revenue
Income on preferred stock investment	─	1,311	─	2,608
Asset management fees and reimbursements	2,261	1,575	4,153	2,996
Other income	954	810	1,601	1,533
Revenue from CFVs	726	133	1,545	200
Total non-interest revenue	3,941	3,829	7,299	7,337
Total revenues, net of interest expense	6,980	7,402	13,480	15,203

Operating and other expenses
Interest expense	1,075	1,708	2,117	4,904
Salaries and benefits	3,919	3,911	7,999	7,183
General and administrative	655	773	1,355	1,636
Professional fees	1,005	881	2,440	2,025
Other expenses	735	1,722	783	1,829
Expenses from CFVs	9,014	9,014	17,382	18,330
Total operating and other expenses	16,403	18,009	32,076	35,907

Net gains on bonds	28	3,792	2,323	4,375
Net gains on real estate	─	5,622	116	5,622
Net gains on derivatives, loans and other assets	1,424	928	2,106	1,913
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	4,205	─	15,647	─
Equity in income from unconsolidated funds and ventures	2,126	20	6,587	93
Net losses related to CFVs	(598)	─	(598)	─
Equity in losses from lower tier property partnerships of CFVs	(4,937)	(6,654)	(10,623)	(12,347)
Net loss from continuing operations before income taxes	(7,175)	(6,899)	(3,038)	(21,048)
Income tax expense	(34)	(61)	(106)	(132)
Net income from discontinued operations, net of tax	83	83	166	161
Net loss	(7,126)	(6,877)	(2,978)	(21,019)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	12,256	14,168	24,713	28,472
Net income allocable to common shareholders	$5,130	$7,291	$21,735	$7,453

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic income per common share:
Income from continuing operations	$0.80	$1.04	$3.37	$1.03
Income from discontinued operations	0.01	0.01	0.02	0.02
Income per common share	$0.81	$1.05	$3.39	$1.05

Diluted income per common share:
Income from continuing operations	$0.80	$1.04	$3.37	$1.03
Income from discontinued operations	0.01	0.01	0.02	0.02
Income per common share	$0.81	$1.05	$3.39	$1.05

Weighted-average common shares outstanding:
Basic	6,289	6,955	6,406	7,084
Diluted	6,289	6,955	6,410	7,084

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income allocable to common shareholders	$5,130	$7,291	$21,735	$7,453
Net loss allocable to noncontrolling interests	(12,256)	(14,168)	(24,713)	(28,472)
Net loss	$(7,126)	$(6,877)	$(2,978)	$(21,019)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains	$4,460	$2,994	$8,251	$5,040
Reversal of net unrealized gains on sold or redeemed bonds	─	(3,395)	(2,055)	(3,866)
Reclassification of unrealized losses to operations due to impairment	─	179	─	179
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure	(4,205)	─	(15,647)	─
Net change in other comprehensive income due to bonds	255	(222)	(9,451)	1,353
Foreign currency translation adjustment	10	42	31	(90)
Other comprehensive income (loss) allocable to common shareholders	$265	$(180)	$(9,420)	$1,263

Comprehensive income to common shareholders	$5,395	$7,111	$12,315	$8,716
Comprehensive loss to noncontrolling interests	(12,256)	(14,168)	(24,713)	(28,472)
Comprehensive loss	$(6,861)	$(7,057)	$(12,398)	$(19,756)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2016	6,588	$54,961	$61,209	$116,170	$180,051	$296,221
Net income (loss)	─	21,735	─	21,735	(24,713)	(2,978)
Other comprehensive loss	─	─	(9,420)	(9,420)	─	(9,420)
Distributions	─	─	─	─	(1,415)	(1,415)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(45)	─	(45)	─	(45)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	15	218	─	218	─	218
Net change due to consolidation	─	─	─	─	1,883	1,883
Common share repurchases	(407)	(6,544)	─	(6,544)	─	(6,544)
Balance, June 30, 2016	6,196	$70,325	$51,789	$122,114	$155,806	$277,920

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,978)	$(21,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for credit losses and impairment (1)	12,769	14,753
Net equity in losses from equity investments in partnerships (1)	4,036	12,254
Net gains on bonds	(2,323)	(4,375)
Net losses related to CFVs	598	─
Net gains on real estate	(116)	(5,770)
Net losses (gains) on derivatives and loans	11	(67)
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	(15,647)	─
Advances on and originations of loans held for sale	─	(4,243)
Distributions received from investments in partnerships	5,862	─
Subordinated debt effective yield amortization and interest accruals	334	2,163
Depreciation and other amortization (1)	673	483
Foreign currency income	(157)	(113)
Stock-based compensation expense	1,622	1,374
Change in asset management fees payable related to CFVs	1,693	(5,209)
Other	(2,335)	(3,108)
Net cash provided by (used in) operating activities	4,042	(12,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	16,984	16,740
Advances on and originations of loans held for investment	(23,470)	(418)
Investments in property partnerships and real estate	(1,615)	(1,120)
Proceeds from the sale of real estate and other investments	17,804	29,662
Increase in restricted cash and cash of CFVs	(2,497)	(819)
Capital distributions received from investments in property partnerships	3,407	6,135
Net cash provided by investing activities	10,613	50,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	─	25,585
Repayment of borrowings	(10,256)	(30,004)
Purchase of treasury stock	(6,544)	(4,668)
Distributions paid to holders of noncontrolling interests	(1,415)	(159)
Other	─	447
Net cash used in financing activities	(18,215)	(8,799)
Net (decrease) increase in cash and cash equivalents	(3,560)	28,504
Cash and cash equivalents at beginning of period	21,843	29,619
Cash and cash equivalents at end of period	$18,283	$58,123
(1)	The amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,784	$3,983
Income taxes paid	174	139

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(9,420)	1,287
Debt and liabilities extinguished through sales and collections on bonds and loans	1,657	16,672
Decrease in debt through net loan paydowns	3,674	─
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	30,299	─
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	─	397

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

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

In our Leveraged Bonds business line, we primarily own and manage bonds that finance affordable housing and infrastructure in the U.S.  Within this business line, we manage most of the Company’s bonds and associated financings.  The bond portfolio is comprised primarily of multifamily tax-exempt bonds and total return swaps (“TRS”) that are referenced to these types of bonds, but also includes other real estate related bond investments.

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

In our Energy Capital and Other Investments business line, our wholly owned subsidiary MMA Energy Capital (“MEC”) provides project capital to develop and build renewable energy systems primarily through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture”).  Within this business line, we also manage equity investments in real estate, land and solar assets retained from the sale of legacy businesses.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II (“IHS Fund II”), which is a multi-investor funds targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to the properties of IHS-managed funds.

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

The unaudited interim consolidated financial statements as of, and for the three months and six months ended June 30 2016, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

Prior Period Correction of an Immaterial Error

In the first quarter of 2016, the Company determined that, in connection with two bond investments that were acquired in 2006 and 2007, it had understated the recognition of interest income and had overstated the recognition of unrealized holding gains on such investments in other comprehensive income by an equal and offsetting amount.  This financial statement error, which had no impact on total common shareholders’ equity or diluted common shareholders’ equity per share, was attributable to the Company’s use of a method that was used to reduce the reported balance of investment-related cost basis adjustments into interest income.  The method used in this case was determined not to be compliant with GAAP.

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

The effects of the revisions on our Consolidated Balance Sheet were as follows:

	As Previously
	Reported			As Revised
	December 31,			December 31,
(in thousands)	2015	Adjustment		2015
Common shareholders’ equity:
Common shares, no par value (6,118,535 and 6,516,275 shares issued and outstanding and 76,999 and 72,476 non-employee directors' and employee deferred shares issued at June 30, 2016 and December 31, 2015, respectively)	$47,755		$7,206	$54,961
Accumulated other comprehensive income	68,415		(7,206)	61,209
Total common shareholders’ equity	$116,170	$	─	$116,170

The effects of the revisions on our Consolidated Statements of Equity were as follows:

	Common
	Equity
	Before
(in thousands)	AOCI	AOCI
As previously reported six months ended June 30, 2015	$36,859	$58,420
Cumulative adjustment at December 31, 2014	6,323	(6,323)
Adjustment	705	(705)
As revised six months ended June 30, 2015	$43,887	$51,392

The effects of the revisions on our Consolidated Statements of Operations were as follows:

			Net income	Basic	Diluted
			from	income	income
		Income tax	discontinued	per	per
	Interest on	benefit	operations	common	common
(in thousands, except per share data)	Bonds	(expense)	net of tax	share	share
As previously reported three months ended June 30, 2015	$3,270	$(278)	$89	$1.02	$1.02
Adjustment	11	217	(6)	0.03	0.03
As revised three months ended June 30, 2015	$3,281	$(61)	$83	$1.05	$1.05

As previously reported six months ended June 30, 2015	$6,602	$(132)	$161	$0.95	$0.95
Adjustment	705	─	─	0.10	0.10
As revised six months ended June 30, 2015	$7,307	$(132)	$161	$1.05	$1.05

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments Improvements.”  This guidance is intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments.  This guidance adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This guidance addresses certain implementation issues and clarifies the new revenue standard’s core revenue recognition principal.  This new guidance is effective for us on January 1, 2018.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds Available-for-Sale

The Company’s investments in bonds that are reported in the Consolidated Balance Sheets (as a component of Bonds available-for-sale) are comprised primarily of multifamily tax-exempt bonds, but also include other real estate related bond investments.

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

The weighted average pay rate on the Company’s bond portfolio was 5.7% and 5.4% at June 30, 2016 and December  31, 2015, respectively.  Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at June 30, 2016 and December  31, 2015, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2016
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$123,188	$77,324	$48,325	$125,649	102%
Other real estate related bond investments	57,287	50,636	6,546	57,182	100%
Total	$180,475	$127,960	$54,871	$182,831	101%

	At
	December 31, 2015
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$160,974	$98,694	$57,915	$156,609	97%
Other real estate related bond investments	62,385	55,423	6,407	61,830	99%
Total	$223,359	$154,117	$64,322	$218,439	98%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.

See Note 7, “Fair Value,” which describes factors that contributed to the $35.6 million decrease in the reported fair value of the Company’s bond portfolio for the six months ended June 30, 2016.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At June 30, 2016,  five bonds were non-amortizing with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $14.4 million and $25.7 million, respectively, at June  30, 2016).  The remaining bonds are amortizing with stated maturity dates between September 2017 and June 2056.

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at June  30, 2016, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
June 30, 2016	$52,376	$40,637	$50,526
July 1 through December 31, 2016	─	─	─
2017	─	─	─
2018	1,967	528	2,276
2019	─	─	─
2020	16,553	6,386	17,156
Thereafter	109,422	80,252	112,713
Bonds that may not be prepaid	157	157	160
Total	$180,475	$127,960	$182,831

The weighted average expected maturity of the Company’s investments in bonds that are not currently prepayable at par at June 30, 2016 was 5.5 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $22.4 million and $43.3 million at June 30, 2016 and December 31, 2015, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $0.2 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, bonds that were on non-accrual status that had a fair value of $22.9 million at December 31, 2015 were sold or redeemed.  No bonds on non-accrual were sold or redeemed during the three months ended June 30, 2016.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Total current	$160,409	$175,106
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	22,422	43,333
Total	$182,831	$218,439

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $6.1 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively and $0.8 million for the three months ended June 30, 2015.  No bonds were sold or redeemed during the three months ended June 30, 2016.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds at the time of their sale or redemption (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016		2015	2016		2015
Net impairment recognized on bonds held at each period-end	$	─	$(179)	$	─	$(179)
Gains recognized at time of sale or redemption (1)		28	3,793		2,323	4,376
Total net gains on bonds		$28	$3,614		$2,323	$4,197
(1)	The amount for the three months ended June 30, 2016, reflects additional cash received for a bond that was previously redeemed in 2015.

In addition to gains described above, the Company also recognized in the first six months of 2016 an $11.4 million gain in connection with a nonperforming bond with respect to which the Company had foreclosed upon the multifamily property that secured such investment.

NOTE 3—INVESTMENTS IN PARTNERSHIPS

The following table provides information about the carrying value of the Company’s investments in partnerships.

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Investments in U.S. real estate partnerships (includes $11,545 and $13,374 related to VIEs) (1)	$27,974	$29,633
Investments in IHS-managed funds (includes $1,593 and $1,388 related to VIEs) (1)	2,734	2,501
Investment in the Solar Joint Venture	51,248	50,521
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	155,518	177,786
Total investments in partnerships	$237,474	$260,441
(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE.
(2)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At June  30, 2016,  $16.4 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At June  30, 2016, $6.2 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At June 30, 2016, $5.3 million of the reported carrying value pertains to equity investments acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  While these entities are determined to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for its investments in them using the equity method of accounting.

At June 30, 2016 and December 31, 2015, five of the U.S. real estate partnerships in which we have investments were determined to be VIEs.  The carrying value of the equity investments in these partnerships was $11.5 million and $13.4 million at June  30, 2016 and December 31, 2015, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $11.5 million and $20.3 million as of June  30, 2016 and December 31, 2015, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments and loan receivable.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2016	2015
(in thousands)
Total assets	$101,040	$114,697
Total liabilities	49,497	61,007

The following table provides information about the net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$506	$(546)	$5,624	$(395)

Investments in IHS-managed Funds

At June 30, 2016, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners and IHS Fund II) that range from a  1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At June 30, 2016, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners and IHS Fund II was $1.1 million, $1.6 million and $0.1 million, respectively.

As the SAWHF and IHS Fund II entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to Residential Partners I although, through the governing shareholder agreement, IHS could be required to commit up to 180 million rand to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $12.0 million and $11.7 million as of June 30, 2016 and December 31, 2015, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2016	2015
(in thousands)
Total assets	$221,679	$235,858
Total liabilities	87,071	103,149

The table that follows provides information about the net (loss) income of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net (loss) income	$(2,902)	$1,586	$(8,712)	$3,332

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

As of June  30, 2016, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  As this entity was determined to not be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Joint Venture in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2016	2015
(in thousands)
Total assets	$117,880	$104,137
Total liabilities	15,879	3,585

The following table displays the net income of the Solar Joint Venture in which the Company held an equity investment:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015		2016	2015
Net income	$2,495	$	─	$5,557	$	─

NOTE 4—OTHER ASSETS

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Other assets:
Loans held for investment	$24,754	$7,928
Loans held for sale	2,742	6,417
Real estate owned	9,251	8,669
Derivative assets	3,980	3,673
Solar facilities (includes other assets such as cash and other receivables)	1,858	2,073
Accrued interest receivable	2,293	2,115
Asset management fees and reimbursements receivable	1,446	1,121
Other assets	8,577	7,485
Other assets held by CFVs (1)	32,497	18,834
Total other assets	$87,398	$58,315
(1)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Loans Held for Investment (“HFI”)

The Company’s loans that are HFI primarily include solar construction loans.  We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option for such instruments.

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Amortized cost	$25,504	$8,678
Allowance for loan losses	(750)	(750)
Loans held for investment, net	$24,754	$7,928

At June 30, 2016 and December 31, 2015,  HFI loans had an UPB of $30.5 million and $13.2 million, respectively, as well as deferred fees and other basis adjustments of $5.0 million and $4.5 million, respectively.

At June 30, 2016 and December 31, 2015, HFI loans that were impaired had a UPB of $1.1 million and were not accruing interest.

The carrying value for HFI loans on non-accrual status was $0.6 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At June 30, 2016 and December 31, 2015, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

At June 30, 2016, the Company has one solar construction loan with a UPB of $23.7 million that is classified as held for investment but for which the fair value option (“FVO”) was elected to minimize certain operational challenges associated with accounting for this loan.

Loans Held for Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value and report valuation changes as “Other expenses” in our Consolidated Statement of Operations.

At June  30, 2016,  HFS loans primarily included three solar construction and development loans.  While these loans were designated as held for sale, the Company elected the fair value option for these loans and, as a result, such assets are subsequently measured on a fair value basis through earnings.

At June  30, 2016, there were no solar loans that were 90 days or more past due and none of these have been placed on non-accrual status.

Unfunded Loan Commitments

At December 31, 2015, the Company had unfunded loan commitments totaling $0.5 million.  There were no unfunded loan commitments at June 30, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
REO held for use, net	$3,188	$8,669
REO held for sale, net	6,063	─
Total REO	$9,251	$8,669

REO held for use, net

The REO held for use by the Company was comprised of the following:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Cash	$ ─	$149
Building, furniture, fixtures and land improvement	569	4,014
Accumulated depreciation	─	─
Land	2,619	4,496
Other assets	─	10
Total	$3,188	$8,669

Depreciation expense was $0.1 million for the six months ended June 30, 2015.  There was no depreciation expense for the three months ended June 30, 2016 and 2015, and six months ended June 30, 2016.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company did not recognize any impairment losses for the three months and six months ended June 30, 2016 and 2015.

REO held for sale, net

The REO held for sale by the Company was comprised of the following:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Cash	$139	$ ─
Building, furniture and fixtures	4,014	─
Land	1,877	─
Other assets	33	─
Total	$6,063	$ ─

Derivative Assets

At June 30 2016 and December 31, 2015, the Company had $4.0 million and $3.7 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At June  30, 2016 and December 31, 2015, the Company owned four and five solar facilities, respectively, that were classified as HFS and had a carrying value of $1.6 million and $2.0 million, respectively.  Accumulated depreciation prior to these facilities being classified as HFS was $1.6 million and $3.1 million at June 30, 2016 and December 31, 2015, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

During the first quarter of 2016, the Company sold one of its solar assets and recognized a gain of $0.1 million in its Consolidated Statements of Operations as a component of “Net gains on real estate.”

Asset Management Fees and Reimbursements Receivable

At June 30, 2016 and December 31, 2015, the Company had $1.4 million and $1.1 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $1.1 million and $0.8 million, respectively,  were due from IHS-managed funds and ventures.  As of June 30, 2016, the Company did not recognize asset management fee income from TC Fund I given uncertainties as of such date associated with when such revenue would be realized.

NOTE 5—DEBT

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	June 30, 2016		December 31, 2015
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,022	1.9%	$1,137	1.5%
Due after one year	68,153	1.8	88,131	1.4
Notes payable and other debt – non-bond related
Due within one year	4,057	12.0	7,564	13.0
Due after one year	2,451	10.4	3,126	10.4

Total asset related debt	$75,683	2.6	$99,958	2.6

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,288	3.6	$3,069	3.0
Due after one year	127,547	3.2	129,185	3.0
Notes payable and other debt
Due within one year	101	1.8	─	─
Due after one year	9,811	1.8	─	─

Total other debt	$140,747	3.1	$132,254	3.0

Total asset related debt and other debt	$216,430	2.9	$232,212	2.8

Debt related to CFVs
Due within one year	$6,803	5.5	$6,802	5.5
Due after one year	3,045	4.3	3,081	4.3
Total debt related to CFVs	$9,848	5.1	$9,883	5.1

Total debt	$226,278	3.0	$242,095	2.9
(1)

Asset related debt is debt that finances interest-bearing assets and the interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.  Other debt is debt that does not finance interest-bearing assets and the interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at June 30, 2016 and December 31, 2015.
(3)

The subordinated debt balances include net cost basis adjustments of $8.9  million and $9.2 million at June 30, 2016 and December 31, 2015, respectively, that pertain to issuance-related premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June  30, 2016:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2016	$5,062	$6,741	$11,803
2017	8,946	62	9,008
2018	60,583	65	60,648
2019	13,360	69	13,429
2020	10,718	72	10,790
Thereafter	108,965	2,472	111,437
Net premium and debt issue costs	8,796	367	9,163
Total	$216,430	$9,848	$226,278

At June 30, 2016, the Company was in compliance with all covenants under its debt obligations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRSs.  In such transactions, the Company conveys its interest in bonds to a counterparty in exchange for cash consideration while simultaneously executing TRSs with the same counterparty for purposes of retaining the economic risks and returns of such investments.  The conveyance of the Company’s interest in bonds was treated for reporting purposes as a secured borrowing while TRSs that were executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instruments caused the conveyance of the Company’s interest in these bonds not to qualify for sale accounting treatment.

At June 30, 2016, under the terms of these TRSs, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $67.8 million with a weighted average pay rate of 6.2% at June  30, 2016).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread on the TRSs (notional amount of $69.3 million with a weighted average pay rate of 1.7% at June  30, 2016).  The Company uses this pay rate on executed TRSs to accrue interest on its secured borrowing obligations to its counterparty.

Interest expense on notes payable and other debt – bond related totaled $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

Notes Payable and Other Debt – Non-Bond Related

At June 30, 2016, notes payable and other debt – non-bond related consisted primarily of the debt obligation that the Company recognized in connection with a conveyance of solar loans to the Solar Joint Venture during the third quarter of 2015 that did not qualify for sale accounting treatment.

Interest expense on notes payable and other debt – non-bond related totaled $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiaries MMA Financial Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at June  30, 2016:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$27,460	$(156)	$27,304	Amortizing	December 2027 and December 2033	8.00%
MFH	27,889	2,770	30,659	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,360	2,529	27,889	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,618	1,344	15,962	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,579	2,442	29,021	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$121,906	$8,929	$130,835

Interest expense on the subordinated debt totaled $1.1 million and $1.4 million for the three months ended June  30, 2016 and 2015,  respectively, and $2.1 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively.

Notes Payable and Other Debt

This debt is comprised of a TRS financing arrangement on a previous bond investment that served as collateral for an affordable multifamily property where the Company acquired the 1.0% general partnership interest in the second quarter of 2016.  See Note 13, “Consolidated Funds and Ventures,” for additional information.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2016 and December  31, 2015.

NOTE 6—DERIVATIVE INSTRUMENTS

The Company’s derivative instruments include TRSs, an interest rate cap and one interest rate swap.  TRSs are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds while the interest rate cap and interest rate swap are used by the Company to manage the risk of increases in our cost of funding.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	June 30, 2016		December 31, 2015
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,980	$1,271	$3,658	$1,023
Interest rate cap	─	─	15	─
Interest rate swap	─	767	─	690
Total derivative instruments	$3,980	$2,038	$3,673	$1,713

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Total return swaps	$107,892	$111,845
Interest rate cap	45,000	45,000
Interest rate swap	7,636	7,675
Total derivative instruments	$160,528	$164,520

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)		Gains (Losses)
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Total return swaps (1)	$1,522	$1,013	$2,321	$2,204
Interest rate cap	(4)	(41)	(14)	(120)
Interest rate swap (2)	(100)	(44)	(222)	(171)
Total	$1,418	$928	$2,085	$1,913
(1)

The cash paid and received on TRSs that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash received was $1.1 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively.  Net cash received was $2.2 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

(2)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended June 30, 2016 and 2015.  Net cash paid was $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Total Return Swaps

As of June  30, 2016, the Company had 10 bond related TRSs agreements that were accounted for as derivatives.  Under the terms of these agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on underlying bonds (which, at June 30, 2016, had a UPB of $86.4 million and a weighted average pay rate of 6.5%) while the Company is required to pay the counterparty a rate of SIFMA 7-day municipal swap index plus a spread (weighted average pay rate of 2.2% at June 30, 2016).  Additionally, the terms of these TRSs require that the change in fair value of reference bonds since the inception of such agreements be factored into their cash settlement upon expiration or early termination.

As of June 30, 2016, the Company had a TRS associated with a senior interest in a pool of 25 taxable loans that had a UPB of $20.1 million.  Under the terms of this agreement, the counterparty is required to pay the Company an amount equal to the interest payments received on the senior interest, which bears interest at a stated rate of 7.0%, while the Company is required to pay the counterparty a rate of 1-month LIBOR plus a spread of 400 bps (an increase from 350 bps due to an extension of the maturity date during the second quarter of 2016).  The Company is accounting for this TRS agreement as a derivative for financial reporting purposes.

Interest rate cap

At June  30, 2016 and December 31, 2015, the Company had one interest rate cap contract that terminates on January 2, 2019.  The notional amount on the interest rate cap was $45.0 million at June  30, 2016 and December 31, 2015 and provides us with interest rate protection on $45.0 million of our floating rate debt in the event the SIFMA 7-day municipal swap index rises to 250 bps or higher.

Interest rate swap

At June  30 2016 and December 31, 2015, the Company had outstanding one interest rate swap agreement pursuant to which the Company’s counterparty is required to make scheduled interest payments to the Company based upon the SIFMA 7-day municipal swap index plus 250 bps while the Company is required to make interest payments to its counterparty based upon a fixed interest rate of 6.5%.  Interest payments that are swapped under this agreement are determined based on an amortizing notional balance that, as of June 30, 2016 and December 31, 2015, was $7.6 million and $7.7 million, respectively.

NOTE 7—FAIR VALUE

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Assets and liabilities recorded at fair value on a recurring basis are presented in the first table below in this Note.  From time to time, we may be required to measure at fair value other assets on a nonrecurring basis such as certain loans held for investment or investments in partnerships.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company measures the fair value of its assets and liabilities based upon their contractual terms and using relevant market information.  A description of the methods used by the Company to measure fair value is provided below.  Fair value measurements are subjective in nature, involve uncertainties and often require the Company to make significant judgments.  Changes in assumptions could significantly affect the Company’s measurement of fair value.

GAAP establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in such measurements.

•	Level 1: Valuation is based upon quoted prices in active markets for identical instruments.

•

Level 2:  Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•

Level 3:  Valuation is generated from techniques that use significant assumptions that are not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized.

		Fair Value Measurements
	At
	June 30,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$182,831	$	─	$	─	$182,831
Loans held for investment	23,700		─		─	23,700
Loans held for sale	2,742		─		─	2,742
Derivative instruments	3,980		─		─	3,980

Liabilities:
Derivative instruments	$2,038	$	─	$	─	$2,038

		Fair Value Measurements
	At
	December 31,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,439	$	─	$	─	$218,439
Loans held for sale	6,417		─		─	6,417
Derivative instruments	3,673		─		15	3,658

Liabilities:
Derivative instruments	$1,713	$	─	$	─	$1,713

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly.  Observable market data includes, but is not limited to, quoted prices and market transactions.  Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data.  Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, Level 2 and Level 3.

For the three months ended June 30, 2016 and 2015, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, April 1, 2016	$192,928	$6,169	$3,335	$3,952	$(2,430)
Net (losses) gains included in earnings	(1,354)	─	─	28	392
Net change in other comprehensive income (1)	4,460	─	─	─	─
Impact from purchases	─	─	─	─	─
Impact from loan originations	─	17,531	303	─	─
Impact from sales/redemptions	─	─	(896)	─	─
Impact from bonds extinguished due to consolidation or real estate foreclosure	(12,946)	─	─	─	─
Impact from settlements	(257)	─	─	─	─
Balance, June 30, 2016	$182,831	$23,700	$2,742	$3,980	$(2,038)
(1)	This amount includes $4.5 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended June  30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized gains related to assets and liabilities still held at June 30, 2016	$	─	$1,354	$420
Additional realized gains recognized		28	─	1,002
Total gains reported in earnings		$28	$1,354	$1,422
(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June  30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, April 1, 2015	$220,129	$	─	$3,276	$(1,359)
Net (losses) gains included in earnings	(1,877)		─	57	(1)
Net change in other comprehensive income (1)	(222)		─	─	─
Impact from purchases	─		─	─	─
Impact from loan originations	─		4,932	─	─
Impact from sales/redemptions	(9,874)		─	─	─
Impact from settlements	(494)		─	─	─
Balance, June 30, 2015	$207,662		$4,932	$3,333	$(1,360)
(1)

This amount includes the reversal of $3.4 million of unrealized gains related to bonds that were sold/redeemed, offset by $3.0 million of unrealized net holding gains arising during the period, and $0.2 million of unrealized bond losses classified into operations.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended June  30, 2015:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2015	$(179)	$(1,698)	$56
Additional realized gains recognized	3,792	─	913
Total gains (losses) reported in earnings	$3,613	$(1,698)	$969
(1)	Amounts are reflected through “Other expenses” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June  30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─	$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(2,483)		─	─	322	(325)
Net change in other comprehensive income (1)	6,196		─	─	─	─
Impact from purchases	─		─	─	─	─
Impact from loan originations	─		23,700	4,315	─	─
Impact from sales/redemptions	(3,769)		─	(7,990)	─	─
Impact from bonds extinguished due to consolidation or real estate foreclosure	(30,300)		─	─	─	─
Impact from settlements	(5,252)		─	─	─	─
Balance, June 30, 2016	$182,831		$23,700	$2,742	$3,980	$(2,038)
(1)

This amount includes $8.3 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized gains related to bonds that were sold/redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the six months ended June  30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized gains (losses) related to assets and liabilities still held at June 30, 2016	$	─	$2,433	(3)
Change in unrealized gains related to assets and
liabilities held at January 1, 2016, but settled during 2016		─	50	─
Additional realized gains recognized		2,323	─	2,102
Total gains reported in earnings		$2,323	$2,483	$2,099

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June  30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net (losses) gains included in earnings	(2,846)		─	794	(607)
Net change in other comprehensive income (1)	1,353		─	─	─
Impact from loan originations	─		4,932	─	─
Impact from sales/redemptions	(9,874)		─	─	─
Impact from settlements	(3,870)		─	─	─
Balance, June 30, 2015	$207,662		$4,932	$3,333	$(1,360)
(1)

This amount represents $5.0 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $3.9 million of unrealized bond gains related to bonds that were redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the six months ended June  30, 2015:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2015	$(179)	$(2,667)	$187
Additional realized gains recognized	4,375	─	1,846
Total gains (losses) reported in earnings	$4,196	$(2,667)	$2,033

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Fair Value Measurements of Instruments That Are Classified as Level 3

The tables that follow provide quantitative information about the valuation techniques and the range and weighted average of significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model to measure fair value.  The significant unobservable inputs for Level 3 assets and liabilities that are valued using dealer pricing are not included in the table, as the specific inputs applied are not provided by the dealer.

	Fair Value Measurement as of June 30, 2016
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$84,602	Discounted cash flow	Market yield	4.3 - 5.5%	4.7%
	10,292	Discounted cash flow	Market yield	7.8	7.8
			Capitalization rate	6.6	6.6
			Net operating income ("NOI") annual growth rate	0.3	0.3
Non-performing	22,423	Discounted cash flow	Market yield	7.0 - 8.2	7.5
			Capitalization rate	6.0 - 6.8	6.3
			NOI annual growth rate	(0.7) - 1.1	0.5
Subordinated cash flow	8,332	Discounted cash flow	Market yield	7.4	7.4
			Capitalization rate	6.2 - 6.5	6.3
			NOI annual growth rate	(0.7) - 0.7	0.4
CDD bonds	9,644	Discounted cash flow	Market yield	8.2	8.2
	16,910	Dealer pricing
Other bonds	30,628	Dealer pricing
Loans held for investment	23,700	Discounted cash flow	Market yield	13.0	13.0
Loans held for sale	2,742	Discounted cash flow	Market yield	10.0 - 15.0	12.7
Derivative instruments:
Total return swaps	187	Discounted cash flow	Market yield	5.3	5.3
	(1,270)	Discounted cash flow	Market yield	8.6	8.6
			Capitalization rate	7.2	7.2
			NOI annual growth rate	2.5	2.5
	3,792	Dealer pricing
Interest rate derivatives	(767)	Discounted cash flow	Market yield	22.9	22.9
(1)

Unobservable inputs reflect information that is not based upon independent sources that are readily available.  These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement as of December 31, 2015
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$84,203	Discounted cash flow	Market yield	4.6 - 7.1%	5.6%
	20,226	Discounted cash flow	Market yield	8.2 - 8.7	8.4
			Capitalization rate	7.0 - 7.5	7.2
			NOI annual growth rate	0.4 - 1.4	1.0
Non-performing	43,333	Discounted cash flow	Market yield	7.5 - 7.9	7.7
			Capitalization rate	6.2 - 6.5	6.3
			NOI annual growth rate	0.5 - 1.2	0.9
Subordinated cash flow	8,847	Discounted cash flow	Market yield	7.8 - 7.9	7.9
			Capitalization rate	6.4 - 6.6	6.5
			NOI annual growth rate	(0.7) - 0.8	0.4
CDD bonds	9,381	Discounted cash flow	Market yield	8.5	8.5
	17,475	Dealer pricing
Other bonds	34,974	Dealer pricing
Loans held for sale	6,417	Discounted cash flow	Market yield	10.0 - 15.0	13.5
Derivative instruments:
Total return swaps	(983)	Discounted cash flow	Market yield	8.7	8.7
			Capitalization rate	7.5	7.5
			NOI annual growth rate	2.9	2.9
	3,618	Dealer pricing
Interest rate derivatives	(690)	Discounted cash flow	Market yield	26.2	26.2
(1)

Unobservable inputs reflect information that is not based upon independent sources that are readily available.  These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation techniques used for our Level 3 assets and liabilities are described as follows:

•

Discounted cash flow – This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.

For instruments that are valued by the Company using a discounted cash flow valuation technique, the rate of return, or discount rate, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes.

o

For performing multifamily and CDD bonds the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  The Company generally utilizes the AAA Municipal Market Data tax-exempt rate ("MMD") for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

o

For non-performing bonds, subordinate cash flow bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects internally-generated projections over a 10-year investment period of future net operating income from the underlying properties that serve as collateral for our instruments, less estimated costs of sale.  A terminal value is then added to the projected discounted projection to reflect the remaining value that is expected to be generated at the end of the projection period. The Company utilizes geographic and sector specific discount rates that are published by an independent real estate research organization.

o	For our interest rate swap, the Company’s projection of expected future cash flows reflects scheduled settlement payments that are expected to be exchanged over the life of such contracts.

•

Dealer pricing – This valuation technique utilizes one dealer price to estimate fair value.  We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs are disclosed in the table above.

Significant unobservable inputs presented in the preceding tables are those we consider significant to the fair value of the Level 3 asset or liability.  We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation.  Following is a description of the significant unobservable inputs provided in the table.

•

Market yield – is a market rate of return used to present value the future expected cash flow to arrive at the fair value of an instrument.  The market yield typically consists of a benchmark rate component and a risk premium component.  The benchmark rate component, for example, MMD or SIFMA, is generally observable within the market and is necessary to appropriately reflect the time value of money.  The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•

Capitalization rate – is calculated as the ratio between the net operating income produced by a commercial real estate property and the price for such asset.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•

NOI annual growth rate – is the amount of future growth in net operating income that the Company projects each property to generate on an annual basis. These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property.  Generally an increase in net operating income will result in an increase to the fair value of the property.

Non-Recurring Changes in Fair Value

At June  30, 2016, the Company had no assets that were measured at fair value on a non-recurring basis.  At the end of the third quarter of 2015, the Company measured its co-investment in SAWHF on a non-recurring basis for the purpose of recognizing an impairment loss.  The fair value measurement of this investment, which was categorized as Level 3, was determined using a discounted cash flow methodology.

Additional Disclosures Related to the Fair Value of Financial Instruments that are not Carried on the Consolidated Balance Sheets at Fair Value

The tables that follow provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes such information based upon the level of the fair value hierarchy within which fair value measurements are categorized.  We have not included in such tables assets and liabilities that are not financial instruments (e.g., premises and equipment).

	At
	June 30, 2016
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$18,283	$18,283	$	─	$	─
Restricted cash	18,840	18,840		─		─
Restricted cash related to CFVs	23,220	23,220		─		─
Asset management fee receivable from TC Fund I	─	─		─		2,114
Guarantee fee receivable from TC Fund I	4,227	─		─		4,227
Loans held for investment	1,054	─		─		1,515
Loans held for investment related to CFVs	65	─		─		268

Liabilities:
Notes payable and other debt, bond related	69,175	─		─		69,288
Notes payable and other debt, non-bond related	16,420	─		─		16,440
Notes payable and other debt related to CFVs	9,848	─		─		3,295
Subordinated debt issued by MFH	103,531	─		─		30,289
Subordinated debt issued by MFI	27,304	─		─		17,891
Guarantee obligations (1)	4,380	─		─		13,569
(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $9.2 million as of June 30, 2016, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

	At
	December 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$21,843	$21,843	$	─	$	─
Restricted cash	17,041	17,041		─		─
Restricted cash related to CFVs	22,992	22,992		─		─
Guarantee fee receivable from TC Fund I	4,227	─		─		4,227
Loans held for investment	7,928	─		─		7,687
Loans held for investment related to CFVs	65	─		─		213

Liabilities:
Notes payable and other debt, bond related	89,268	─		─		89,405
Notes payable and other debt, non-bond related	10,690	─		─		10,717
Notes payable and other debt related to CFVs	9,883	─		─		3,171
Subordinated debt issued by MFH	104,736	─		─		29,518
Subordinated debt issued by MFI	27,518	─		─		15,579
Guarantee obligations (1)	4,758	─		─		15,557
(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $10.8 million as of December 31, 2015, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

Valuation Techniques

Cash and cash equivalents and restricted cash – The carrying value of these assets approximate fair value due to the short-term nature and negligible credit risk inherent in them.

Accrued interest and accounts receivable – The carrying value of these assets approximate fair value due to the short-term nature and negligible credit risk inherent in them.

Asset management fee receivable from TC Fund I – Amounts legally due to the Company approximate the fair value of such receivables due to their short-term nature.

Guarantee fee receivable – The carrying value of this receivable approximates fair value due to the short-term nature and negligible credit risk inherent in such receivables.

Loans held for investment – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar loans.

Notes payable and other debt –  Fair value is measured by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 17.5% and 20% as of June 30, 2016 and December 31, 2015, respectively.  As outlined in the table above, at June 30, 2016, the aggregate fair value was measured at $48.2 million.  At June  30, 2016, the measured fair value of this debt would have been $55.1 million and $42.8 million using a market yield of 15% and 20%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Guarantee obligations – The fair value of these obligations represents an estimate of what we would pay to transfer such obligations to a third party in an orderly transaction at the measurement date.   The carrying value of these obligations, which reflects the unamortized balance of deferred guarantee fees received by the Company (a systematic and rational method of amortization is used to subsequently measure such liabilities for reporting purposes), approximates their fair value.  However, as further discussed in Note 8, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 LIHTC funds that are consolidated for financial reporting purposes.  As a result, the unamortized balance of deferred guarantee fees associated with such funds is eliminated for reporting purposes.  Therefore, such amounts are not included in the carrying value of the Company’s guarantee obligations as reported in preceding tables.  Nonetheless, the Company believes that, in measuring the fair value of these guarantees, market participants would assume that the unamortized balance of deferred guarantee fees is a reasonable proxy for what the Company would be expected to pay to assign its guarantee obligations to a third party.  Accordingly, the unamortized balance of deferred guarantee fees associated with such guarantees, while not included in the reported carrying value of the Company's guarantee obligations, is included in the disclosed fair value of the Company's guarantee obligations.

NOTE 8—GUARANTEES AND COLLATERAL

Guarantees

The Company has guaranteed minimum yields on investment to investors in 11 consolidated LIHTC funds, along with two additional guaranteed LIHTC funds that are not consolidated for reporting purposes (all 13 LIHTC funds are collectively referred to hereinafter as the “Guaranteed Funds”) and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  The Company may have to perform under such guarantees for losses resulting from recapture of tax credits due to foreclosure or difficulties in maintaining occupancy with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027 while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

At June  30, 2016 and December 31, 2015, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $13.7 million and $13.0 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond in certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  As of June  30, 2016 and December 31, 2015, the Company had $16.1 million and $16.4 million, respectively, of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.  The Company made no other guaranteed payments for the three months and six months ended June 30, 2016 and 2015.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  As of June 30, 2016, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At June 30, 2016 and December 31, 2015, the Company had $9.2 million and $10.8 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to annually make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the bank in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the bank will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At June 30, 2016, the Company had $4.0 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of June 30, 2016, the Company concluded there were no material expected tax credit deficiencies that were both probable and estimable that would require MMA to make a payment in connection with its TC Fund I guarantee.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	June 30, 2016		December 31, 2015
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$318	$490,843	$451
TC Fund I	109,599	4,016	109,599	4,227
LTPPs	1,223	46	1,223	80
(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $482.7 million related to the 11 Guaranteed Funds we consolidated at June 30, 2016 and December 31, 2015.  See Note 13, “Consolidated Funds and Ventures,” for more information.

Collateral and restricted assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at June 30, 2016 and December 31, 2015.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	June 30, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,022	$143,103	$ ─	$	─	$147,125
Other (1)	14,818	11,330	─		2,742	28,890
CFVs (2)	23,220	─	155,518		32,497	211,235
Total	$42,060	$154,433	$155,518		$35,239	$387,250

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2015
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,697	$160,876	$ ─	$	─	$165,573
Other (1)	12,344	14,085	─		6,417	32,846
CFVs (2)	22,992	─	177,786		18,834	219,612
Total	$40,033	$174,961	$177,786		$25,251	$418,031

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2016, the Company had two non-cancelable operating leases that expire in 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million for the three months ended June 30, 2016 and 2015 and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the future minimum rental commitments on the two non-cancelable operating leases at June  30, 2016:

(in thousands)
2016	$125
2017	261
2018	277
2019	294
2020	184
Thereafter	433
Total minimum future rental commitments	$1,574

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

At June 30, 2016, the Company had no significant litigation matters.

NOTE 10—EQUITY

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income from continuing operations	$5,047	$7,208	$21,569	$7,292
Net income from discontinued operations	83	83	166	161
Net income to common shareholders	$5,130	$7,291	$21,735	$7,453

Basic weighted-average shares (1)	6,289	6,955	6,406	7,084
Common stock equivalents (2), (3), (4)	─	─	4	─
Diluted weighted-average shares	6,289	6,955	6,410	7,084

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At June 30, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 371,943 and 369,495 for the three months and six months ended June 30, 2016, respectively.  In addition, 9,468 employee deferred shares had a dilutive weighted-average share impact of 4,110 for the six months ended June 30, 2016.  There was no dilutive impact for the three months ended June 30, 2016.  For the three months and six months ended June 30, 2016, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At June 30, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 321,255 and 317,188 for the three months and six months ended June 30, 2015, respectively.  In addition, 19,885 unvested employee deferred shares had a potential dilutive weighted-average share impact of 9,895 and 15,276 for the three months and six months ended June 30, 2015, respectively.  For the three months and six months ended June 30, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the three months and six months ended June 30, 2016, the weighted average number of options excluded from the calculations of diluted earnings per share was 478 and 3,344, respectively, either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.  For the three months and six months ended June 30, 2015, the weighted average number of options excluded from the calculations of diluted earnings per share was 42,221 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 0.6 million shares.  During the second quarter of 2016, the Company repurchased 0.3 million shares at an average price of $16.67.    Between July 1, 2016 and August 3, 2016, the Company repurchased 19,000 shares at an average price of $18.33.  As of August 3, 2016, the Company had repurchased 0.4 million shares at an average price of $16.17 since the 2016 Plan’s inception.  The maximum price at which management is currently authorized to purchase shares is $19.62 per share.

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

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Guaranteed Funds	$150,026	$176,070
Consolidated Property Partnerships	5,640	3,950
IHS PM	140	31
Total	$155,806	$180,051

Guaranteed Funds

At June 30, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At June 30, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 13, “Consolidated Funds and Ventures,” for more information.

IHS PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At June 30, 2016 and December 31, 2015, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended June 30, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, April 1, 2016	$54,616	$(3,092)	$51,524
Unrealized net gains	4,460	10	4,470
Reclassification of unrealized bonds gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(4,205)	─	(4,205)
Net change in AOCI	255	10	265
Balance, June 30, 2016	$54,871	$(3,082)	$51,789

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended June 30, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, April 1, 2015	$52,336	$(764)	$51,572
Unrealized net gains	2,994	42	3,036
Reversal of unrealized gains on redeemed bonds	(3,395)	─	(3,395)
Reclassification of unrealized losses to operations due to impairment	179	─	179
Net change in AOCI	(222)	42	(180)
Balance, June 30, 2015	$52,114	$(722)	$51,392

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the six months ended June 30, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains	8,251	31	8,282
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(2,055)	─	(2,055)
Reclassification of unrealized bonds gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(15,647)	─	(15,647)
Net change in AOCI	(9,451)	31	(9,420)
Balance, June 30, 2016	$54,871	$(3,082)	$51,789

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the six months ended June 30, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2015	$50,761	$(632)	$50,129
Unrealized net gains (losses)	5,040	(90)	4,950
Reclassification of unrealized gains on sold or redeemed bonds	(3,866)	─	(3,866)
Reclassification of unrealized losses to operations due to impairment	179	─	179
Net change in AOCI	1,353	(90)	1,263
Balance, June 30, 2015	$52,114	$(722)	$51,392

NOTE 11—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Employees’ Stock-Based Compensation Plans	$765	$1,001	$1,548	$1,300
Non-employee Directors’ Stock-Based Compensation Plans	74	74	148	148
Total	$839	$1,075	$1,696	$1,448

Employees’ Stock-Based Compensation Plans

As of June  30, 2016, there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options with stock price targets are vested as of June 30, 2016.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual
		Exercise	Life	Aggregate
	Number of	Price per	per option	Intrinsic	Period End
(in thousands, except per option data)	Options	Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2015	416	$3.52	6.3	$3,196	$3,281
Forfeited/Expired in 2015	─
Outstanding at December 31, 2015	416	3.52	5.3	5,283	5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at June 30, 2016	410	1.56	4.9	6,800	6,811

Number of options that were exercisable at:
December 31, 2015	398	3.60	5.3
June 30, 2016	410	1.56	4.9

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000;  416,211; and 412,100; at June 30, 2016, December 31, 2015 and January 1, 2015, respectively.

The value of employee options increased by $0.8 million and $1.5 million during the three months and six months ended June 30, 2016, respectively, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees:

Weighted-
average Grant
	Deferred Share	Date Share	Period End
(in thousands, except per share data)	Grants	Price	Liability
Balance, January 1, 2016	10	$4.40	$126
Granted in 2016	─	─
Issued in 2016	(10)	4.40
Forfeited in 2016	─	─
Balance, June 30, 2016	─	─	─

All employee deferred shares were vested and issued during the first quarter of 2016.  The Company recognized $18,741 of additional compensation expense related to employee deferred shares during the first quarter of 2016 mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 421,041 were available to be issued at June  30, 2016.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June  30, 2016 and 2015.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-
		Shares	Shares	average Grant	Options	Directors' Fees
	Cash	Granted	Granted	Date Share Price	Vested	Expense
June 30, 2016	$73,750	─	4,523	$16.31	─	$147,500
June 30, 2015	73,750	3,391	3,508	10.69	─	147,500

NOTE 12—DISCONTINUED OPERATIONS

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months and six months ended June  30, 2015 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Other income	$84	$84	$167	$167
Other expense	(1)	(1)	(1)	(6)
Net income from discontinued operations	83	83	166	161
Loss from discontinued operations allocable to noncontrolling interests	─	─	─	─
Net income to common shareholders from discontinued operations	$83	$83	$166	$161

NOTE 13—CONSOLIDATED FUNDS AND VENTURES

Due to the Company generally having a minimal ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations.  Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs and IHS PM.”

Guaranteed Funds

As further discussed in Note 8, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated by the Company for reporting purposes.  The Guaranteed Funds’ primary assets are their investments in LTPPs, which are the owners of the affordable housing properties (see Investments in LTPPs in the Asset Summary below).  The Guaranteed Funds account for these investments using the equity method of accounting.

Consolidated Property Partnerships

On October 22, 2015, the Company became the general partner in a LTPP in which it holds a 0.01% equity interest and, on December 31, 2015, in conjunction with TC Fund I's acquisition of a portfolio of low income housing tax credit partnership investments, the Company acquired a 99.89% limited partnership interest in an entity that owns an affordable multifamily property.  Because the Company was determined to be the primary beneficiary, both of these entities were consolidated by the Company for financial reporting purposes as of December 31, 2015.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Cash, cash equivalents and restricted cash	$23,220	$22,992
Investments in LTPPs	155,518	177,786
Real estate held for use, net	21,206	9,821
Real estate held for sale, net	3,209	─
Other assets	8,082	9,013
Total assets of CFVs	$211,235	$219,612

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Total assets of the LTPPs (1)	$1,177,513	$1,216,319
Total liabilities of the LTPPs (1)	988,741	1,008,835

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

The Company’s maximum exposure to loss associated with our guarantees was $482.7 million at June 30, 2016 and December 31, 2015, respectively, while the Company’s maximum exposure to loss related to its investments in bonds was $99.3 million and $126.4 million at June 30, 2016 and December 31, 2015, respectively.

Real estate held for use, net

The real estate held for use by consolidated property partnerships was comprised of the following:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Building, furniture and fixtures	$19,368	$8,696
Accumulated depreciation	(356)	(89)
Land	2,194	1,214
Total	$21,206	$9,821

Depreciation expense was $0.1 million and $0.3 million for the three months and six months ended June 30, 2016, respectively.  There was no depreciation expense for the three months and six months ended June 30, 2015.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months and six months ended June 31, 2016 and 2015.

During the first quarter of 2016, the Company reclassified a property with a carrying value of $3.7 million from real estate held for use to real estate held for sale.

During the second quarter of 2016, the Company acquired a 1.0% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  The Company accounted for this acquisition as a business combination and, as part of this transaction, acquired cash, tangible assets, which included land, building, furniture, fixtures and equipment and assumed liabilities of the partnership.  The fair value of the partnership’s tangible assets was determined by discounting the expected future cash flows associated with the underlying property, using market discount and capitalization rates, less estimated selling costs.  The total consideration paid by the Company of $0.1 million for the acquisition was equal to the net fair value of the assets acquired, liabilities assumed and noncontrolling interest.  The fair value of the noncontrolling interest at the date of acquisition was $1.9 million.  A reclassification into our Consolidated Statement of Operations of $4.2 million of “Other comprehensive income (loss) allocable to common shareholders” representing unrealized gains was triggered when the Company consolidated the property.

Real estate held for sale, net

The real estate held for sale by consolidated property partnerships was comprised of the following:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Cash	$728	$ ─
Building, furniture and fixtures	1,955	─
Land	495	─
Other assets	31	─
Total	$3,209	$ ─

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2016	2015
Debt (1), (2)	$9,848	$9,883
Unfunded equity commitments to unconsolidated LTPPs	8,103	8,203
Asset management fee payable	26,520	24,828
Other liabilities	3,645	3,405
Total liabilities of CFVs	$48,116	$46,319
(1)	At June 30, 2016 and December 31, 2015, $6.7 million of this debt had a UPB equal to its carrying value, a weighted average effective interest rate of 5.5%, and was due on demand.
(2)

At June 30, 2016 and December 31, 2015, $3.1 million and $3.2 million, respectively, of this debt was related to the two consolidated property partnerships and had a UPB of $2.8 million.  The weighted average effective interest rate for this debt at June 30, 2016 and December 31, 2015 was 4.3% and had various maturity dates through May 1, 2039.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2016	2015		2016	2015
Revenue:
Rental and other income from real estate	$462	$	─	$784	$	─
Interest and other income	264		133	761		200
Total revenue from CFVs	726		133	1,545		200

Expenses:
Depreciation and amortization	681		550	1,368		1,102
Interest expense	132		90	259		178
Other operating expenses	1,697		1,337	2,986		2,476
Asset impairments	6,504		7,037	12,769		14,574
Total expenses from CFVs	9,014		9,014	17,382		18,330

Net losses related to CFVs:
Investment loss	(598)		─	(598)		─
Equity in losses from LTPPs of CFVs	(4,937)		(6,654)	(10,623)		(12,347)
Net loss	(13,823)		(15,535)	(27,058)		(30,477)
Net losses allocable to noncontrolling interests in CFVs (1)	12,322		14,168	24,822		28,472
Net loss allocable to the common shareholders related to CFVs	$(1,501)		$(1,367)	$(2,236)		$(2,005)
(1)

Excludes $66 and $109 of net gain allocable to the minority interest holder in IHS PM for the three months and six months ended June 30, 2016.  These amounts are excluded from this presentation because IHS PM related activity is not included within CFV income statement activity above.  There were no losses allocable to the minority interest holder in IHS PM for the three months and six months ended June 30, 2015.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Guarantee fees	$331	$331	$662	$662
Interest income	65	─	65	─
Equity in losses from LTPPs	(1,354)	(1,698)	(2,483)	(2,667)
Equity in income from Consolidated Property Partnerships	55	─	118	─
Other expenses	(598)	─	(598)	─
Net loss allocable to the common shareholders related to CFVs	$(1,501)	$(1,367)	$(2,236)	$(2,005)

NOTE 14—SEGMENT INFORMATION

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.

	For the three months ended June 30, 2016
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$3,614		$29	$13	$	─		$(65)	(1)	$3,591
Total interest expense	(451)		─	(101)		─		─		(552)
Net interest income	3,163		29	(88)		─		(65)		3,039

Total fee and other income	1,717		1,823	6		─		(331)	(2)	3,215
Revenue from CFVs	─		─	─		726		─		726
Total non-interest revenue	1,717		1,823	6		726		(331)		3,941
Total revenues, net of interest expense	4,880		1,852	(82)		726		(396)		6,980
Operating and other expenses:
Interest expense	(14)		─	(1,061)		─		─		(1,075)
Operating expenses	(2,130)		(2,094)	(1,355)		─		─		(5,579)
Other expenses, net	(1,305)		2	(30)		─		598	(3)	(735)
Expenses from CFVs	─		─	─		(8,867)		(147)	(1), (2), (4)	(9,014)
Total operating and other expenses	(3,449)		(2,092)	(2,446)		(8,867)		451		(16,403)
Net gains on assets, derivatives and extinguishment of liabilities	1,452		─	─		─		─		1,452
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	4,205		─	─		─		─		4,205
Equity in income (losses) from unconsolidated funds and ventures	2,242	(4)	(61)	─		─		(55)	(4)	2,126
Net gains related to CFVs	─		─	─		(598)		─		(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,354)	(5)	─	─		(3,583)	(5)	─		(4,937)
Income (loss) from continuing operations before income taxes	7,976		(301)	(2,528)		(12,322)		─		(7,175)
Income tax expense	─		─	(34)		─		─		(34)
Income from discontinued operations, net of tax	83		─	─		─		─		83
Net income (loss)	8,059		(301)	(2,562)		(12,322)		─		(7,126)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	─		(66)	─		12,322		─		12,256
Net income (loss) allocable to common shareholders	$8,059		$(367)	$(2,562)	$	─		$ ─		$5,130
(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the second quarter of 2016 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents a lower of cost or market adjustment on a property held for sale that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in other expenses for U.S. Operations.

(4)

Represent equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.1 million of gains in U.S. Operations.

(5)

Mainly represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.4 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended June 30, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$4,052		$15	$17	$	─		$ ─		$4,084
Total interest expense	(379)		─	(132)		─		─		(511)
Net interest income	3,673		15	(115)		─		─		3,573

Total fee and other income	2,641		1,386	─		─		(331)	(1)	3,696
Revenue from CFVs	─		─	─		133		─		133
Total non-interest revenue	2,641		1,386	─		133		(331)		3,829
Total revenues, net of interest expense	6,314		1,401	(115)		133		(331)		7,402
Operating and other expenses:
Interest expense	(281)		(29)	(1,398)		─		─		(1,708)
Operating expenses	(1,948)		(2,210)	(1,407)		─		─		(5,565)
Other expenses	(435)		(284)	(1,003)		─		─		(1,722)
Expenses from CFVs	─		─	─		(9,345)		331	(1)	(9,014)
Total operating and other expenses	(2,664)		(2,523)	(3,808)		(9,345)		331		(18,009)
Net gains on assets, derivatives and extinguishment of liabilities	10,342		─	─		─		─		10,342
Equity in (losses) income from unconsolidated funds and ventures	(42)		62	─		─		─		20
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,698)	(2)	─	─		(4,956)	(2)	─		(6,654)
Income (loss) from continuing operations before income taxes	12,252		(1,060)	(3,923)		(14,168)		─		(6,899)
Income tax expense	─		─	(61)		─		─		(61)
Income (loss) from discontinued operations, net of tax	83		─	─		─		─		83
Net income (loss)	12,335		(1,060)	(3,984)		(14,168)		─		(6,877)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		─	─		14,168		─		14,168
Net income (loss) allocable to common shareholders	$12,335		$(1,060)	$(3,984)	$	─		$ ─		$7,291

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the second quarter of 2015 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.7 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2016
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$7,263		$56	$28	$	─		$(65)	(1)	$7,282
Total interest expense	(891)		─	(210)		─		─		(1,101)
Net interest income	6,372		56	(182)		─		(65)		6,181

Total fee and other income	3,107		3,281	28		─		(662)	(2)	5,754
Revenue from CFVs	─		─	─		1,545		─		1,545
Total non-interest revenue	3,107		3,281	28		1,545		(662)		7,299
Total revenues, net of interest expense	9,479		3,337	(154)		1,545		(727)		13,480
Operating and other expenses:
Interest expense	(14)		─	(2,103)		─		─		(2,117)
Operating expenses	(4,372)		(4,028)	(3,394)		─		─		(11,794)
Other expenses, net	(1,452)		120	(49)		─		598	(3)	(783)
Expenses from CFVs	─		─	─		(17,629)		247	(1), (2), (4)	(17,382)
Total operating and other expenses	(5,838)		(3,908)	(5,546)		(17,629)		845		(32,076)
Net gains on assets, derivatives and extinguishment of liabilities	4,541		─	4		─		─		4,545
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	15,647		─	─		─		─		15,647
Equity in income (losses) from unconsolidated funds and ventures	6,925	(4)	(220)	─		─		(118)	(4)	6,587
Net gains related to CFVs	─		─	─		(598)		─		(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(2,483)	(5)	─	─		(8,140)	(5)	─		(10,623)
Income (loss) from continuing operations before income taxes	28,271		(791)	(5,696)		(24,822)		─		(3,038)
Income tax expense	─		─	(106)		─		─		(106)
Income (loss) from discontinued operations, net of tax	166		─	─		─		─		166
Net income (loss)	28,437		(791)	(5,802)		(24,822)		─		(2,978)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	─		(109)	─		24,822		─		24,713
Net income (loss) allocable to common shareholders	$28,437		$(900)	$(5,802)	$	─		$ ─		$21,735
(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.1 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first six months of 2016 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents a lower of cost or market adjustment on a property held for sale that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in other expenses for U.S. Operations.

(4)

Represent equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.1 million of gains in U.S. Operations.

(5)

Mainly represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $2.5 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the six months ended June 30, 2015
								Income
	U.S.		International					Allocation		MMA
(in thousands)	Operations		Operations	Corporate	CFVs			Reclassifications		Consolidated
Total interest income	$8,787		$34	$30	$	─		$ ─		$8,851
Total interest expense	(708)		─	(277)		─		−		(985)
Net interest income	8,079		34	(247)		─		─		7,866

Total fee and other income	4,695		2,616	488		─		(662)	(1)	7,137
Revenue from CFVs	─		─	─		200		−		200
Total non-interest revenue	4,695		2,616	488		200		(662)		7,337
Total revenues, net of interest expense	12,774		2,650	241		200		(662)		15,203
Operating and other expenses:
Interest expense	(796)		(58)	(4,050)		─		─		(4,904)
Operating expenses	(3,560)		(4,292)	(2,992)		─		─		(10,844)
Other expenses	(693)		(30)	(1,106)		─		─		(1,829)
Expenses from CFVs	─		─	─		(18,992)		662	(1)	(18,330)
Total operating and other expenses	(5,049)		(4,380)	(8,148)		(18,992)		662		(35,907)
Net gains on assets, derivatives and extinguishment of liabilities	11,910		─	─		─		─		11,910
Equity in income from unconsolidated funds and ventures	(51)		144	─		─		─		93
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(2,667)	(2)	─	─		(9,680)	(6)	─		(12,347)
Income (loss) from continuing operations before income taxes	16,917		(1,586)	(7,907)		(28,472)		─		(21,048)
Income tax expense	─		─	(132)		─		─		(132)
Income (losses) from discontinued operations, net of tax	161		─	─		─		─		161
Net income (loss)	17,078		(1,586)	(8,039)		(28,472)		─		(21,019)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	─		─	─		28,472		─		28,472
Net income (loss) allocable to common shareholders	$17,078		$(1,586)	$(8,039)	$	─		$ ─		$7,453

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first six months of 2015 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(2)

Represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $2.7 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

The following table provides information about total assets by segment:

	June 30,	December 31,
(in thousands)	2016	2015
ASSETS
U.S. Operations (includes $211,235 and $219,612 related to CFVs)	$542,292	$571,213
Corporate Operations	18,739	21,619
International Operations	7,015	6,239
Total MMA consolidated assets	$568,046	$599,071

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The requirements of Item 305 of Regulation S-K that govern market risk disclosures do not apply to the Company as of June 30, 2016 given  our disclosure status as a smaller reporting company as of December 31, 2015.  However, we have included certain disclosures about market risk associated with our investments in bonds and TRSs on a voluntary basis in “MD&A—Leveraged Bond Portfolio—Market Risk Measurement.”

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to the fact that remediation of material weaknesses in our internal control over financial reporting described in our 2015 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective as of June  30, 2016.

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

The control deficiencies described above did not result in any material misstatement in the consolidated financial statements as of and for the six months ended June  30, 2016.  However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiencies continue to represent material weaknesses in the Company’s internal control over financial reporting as of June  30, 2016.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, the Company executed the following steps in connection with its remediation plan:

•

All electronic spreadsheets that are used by the Company for financial reporting purposes have been evaluated for change controls and other GITCs while all identified gaps in such controls are in the process of being remediated.

•

The Company implemented procedural enhancements related to a portion of its management review controls over its investments in bonds, but is still in process of remediating identified control deficiencies related to certain of its other management review controls.

•

The Company initiated training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting and expects to complete such training by September 30, 2016.

All enhancements to the Company’s internal control over financial reporting that were implemented by the Company as of June 30, 2016 are subject to continued evaluation by management and testing by the Company’s registered public accountants.  Although we expect that full implementation of this plan will result in the remediation of the Company’s material weaknesses, we cannot provide any assurance that these efforts will be successful, or that we will not identify additional control deficiencies in future periods.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended June  30, 2016.

Use of Proceeds from Registered Securities

None for the three months ended June  30, 2016.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended June  30, 2016.

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
4/1/2016 - 4/30/2016	164	$16.22	164	315
5/1/2016 - 5/31/2016	43	16.65	43	272
6/1/2016 - 6/30/2016	79	17.63	79	193
	286	16.67	286

(1)

On December 14, 2015, the Board authorized the 2016 share repurchase program (“2016 Plan”), which permits the repurchase of up to 0.6 million shares.  Between July 1, 2016 and August 3, 2016, we repurchased 19,000 shares at an average price of $18.33.  As of August 3, 2016, the Company had repurchased 0.4 million shares at an average price of $16.17 since the 2016 Plan’s inception.  The maximum price at which management is currently authorized to purchase shares is $19.62 per share.  Unless amended, the 2016 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2016, whichever comes first.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Lisa M. Roberts, 50, was elected as a director on August 3, 2016.  Previously, Ms. Roberts was Chief Financial Officer and Executive Vice President of the Company from August 23, 2011 through August 18, 2015.  Prior to her appointment as the Company’s Chief Financial Officer, Ms. Roberts served as Corporate Controller and Senior Vice President of the Company beginning in November 2007.  Prior to joining the Company, Ms. Roberts was a Managing Director within the Financial Services practice of Navigant Consulting, Inc., a global consulting firm providing operational, dispute, investigative, risk management and financial advisory solutions to the market.  Ms. Roberts joined Navigant Consulting, Inc. in 2006.  Previous to this, Ms. Roberts was Vice President and head of Corporate Accounting for Freddie Mac.  Ms. Roberts joined Freddie Mac in 1994.   Prior to joining Freddie Mac, Ms. Roberts was an auditor for Arthur Andersen LLP practicing within their Financial Services division.  Ms. Roberts joined Arthur Andersen in 1990.  Ms. Roberts is a graduate of Virginia Tech with a B.A. in Economics and a Masters in Accounting.

Ms. Roberts will be compensated pursuant to the 2012 Non-Employee Directors Compensation Plan, resulting in $70,000 per annum of compensation, evenly split between cash and share awards.  Although no longer employed as an officer or consultant to the Company, due to her prior employment, Ms. Roberts will not be designated as an independent director at this time.  Ms. Roberts cannot be assigned to any of the committees of the Board of Directors until she is considered independent under NASDAQ guidelines.

ITEM 6.  EXHIBITS

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	August 9, 2016	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	August 9, 2016
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	August 9, 2016
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1