Form 10-Q
period 2016-09-30
MMA CAPITAL MANAGEMENT, LLC
filed 2016-11-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
3600 O’Donnell Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21224 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value Common Stock Purchase Rights	Name of each exchange on which registered Nasdaq Capital Market Nasdaq CapitalMarket

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

There were 5,961,721 shares of common shares outstanding at November 2, 2016.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	26

	(a) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	26

	(b) Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015	27

	(c) Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2016 and 2015	29

	(d) Consolidated Statements of Equity for the nine months ended September 30, 2016	30

	(e) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	31

	(f) Notes to Consolidated Financial Statements	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	74

PART II – OTHER INFORMATION		76

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	76

SIGNATURES		S-1

EXHIBITS		E-1

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2016 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

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

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MMA Capital Management, LLC

Consolidated Financial Highlights

Summary Financial Data

___________________________________________________________________________________________________________

(unaudited)
As of and for the time period ended,
(in thousands, except per common share data)	3Q16	2Q16	1Q16	4Q15 (1)	3Q15 (1)
Selected income statement data
Net interest income	$3,840	$3,039	$3,142	$2,720	$3,071
Non-interest revenue	4,655	3,941	3,358	3,212	4,115
Total revenues, net of interest expense	8,495	6,980	6,500	5,932	7,186

Operating and other expenses	17,556	16,403	15,673	19,437	20,126
Net (losses) gains from bonds and other continuing operations	(1,105)	2,248	13,310	8,365	2,807
Net (losses) gains from continuing operations before income taxes	(10,166)	(7,175)	4,137	(5,140)	(10,133)

Income tax (expense) benefit	(43)	(34)	(72)	15	(146)
Net income from discontinued operations, net of tax	1,285	83	83	83	83
Loss allocable to noncontrolling interests	13,099	12,256	12,457	12,731	13,780
Net income allocable to common shareholders	$4,175	$5,130	$16,605	$7,689	$3,584
Earnings per share data
Net income allocable to common shareholders: Basic	$0.68	$0.81	$2.55	$1.16	$0.53
Diluted	0.64	0.81	2.52	1.16	0.51
Average shares: Basic	6,174	6,289	6,523	6,617	6,746
Diluted	6,549	6,289	6,882	6,617	7,091
Market and per common share data
Market capitalization	$110,300	$111,051	$104,209	$94,160	$86,354
Common shares at period-end	6,133	6,196	6,480	6,589	6,678
Share price during period:
High	18.22	18.45	16.44	14.50	13.11
Low	18.01	18.00	16.24	14.24	12.98
Closing price at period-end	18.22	18.15	16.27	14.45	13.07
Book value per common share: Basic	21.53	19.71	18.75	17.63	15.71
Diluted	21.34	19.62	18.62	17.43	15.55
Selected balance sheet data (period end)
Cash and cash equivalents	21,741	18,283	36,941	21,843	56,894
Bonds available for sale	179,435	182,831	192,928	218,439	218,058
All other assets (without consolidated funds and ventures ("CFVs")	183,507	155,697	140,882	139,177	129,467
Assets of CFVs	204,221	211,235	208,284	219,612	220,117
Total assets	$588,904	$568,046	$579,035	$599,071	$624,536

Debt (without CFVs)	$233,306	$216,430	$218,273	$232,212	$268,810
All other liabilities (without CFVs)	27,129	25,580	24,631	24,319	19,976
Liabilities of CFVs	52,899	48,116	47,034	46,319	42,542
Noncontrolling equity	143,511	155,806	167,594	180,051	188,328
Total liabilities and noncontrolling equity	456,845	445,932	457,532	482,901	519,656
Common shareholders' equity	$132,059	$122,114	$121,503	$116,170	$104,880
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$122,114	$121,503	$116,170	$104,880	$95,279
Net income allocable to common shareholders	4,175	5,130	16,605	7,689	3,584
Other comprehensive income (loss) allocable to shareholders	6,930	265	(9,685)	2,099	7,718
Common share repurchases	(1,190)	(4,776)	(1,768)	(1,196)	(1,879)
Other changes in common shareholders' equity	30	(8)	181	2,698	178
Common shareholders' equity - at end of period	$132,059	$122,114	$121,503	$116,170	$104,880
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

INTRODUCTION

___________________________________________________________________________________________________________

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  We invest for our own account and co-invest with our institutional capital partners.  We derive revenue from returns on our investments as well as asset management, performance and other fees from the investments, funds and ventures we manage.

The Company operates through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”)  and Energy Capital and Other Investments (previously referred to as “Other Investments and Obligations” in the Company’s 2015 Quarterly Reports on Form 10-Q).

Leveraged Bonds

In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.

The bonds held by the Company are primarily fixed rate and unrated.  Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes municipal bonds that finance the development of infrastructure for a  mixed-use commercial development and is secured by incremental tax revenues generated from the development.  Our other real estate bonds also include senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage backed security that finances multifamily housing.

The Company has financed its ownership of a majority of its investments in bonds through total return swap (“TRS”) agreements.  These financing arrangements, which enable the Company to retain the economic risks and rewards of underlying fixed rate bond positions, generally require the Company to pay a variable rate of interest that resets on a weekly basis.  The Company has also executed TRS agreements to synthetically acquire the total return of multifamily bonds that it did not own.  However, as further discussed in Notes to Consolidated Financial Statements – Note 5, “Debt” and Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments,” the Company has hedged some of its interest rate risk.

Table 1 provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through TRS agreements that the Company accounts for as derivatives as of September 30, 2016 (such bonds and TRS agreements are collectively referred to as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 5, “Debt” and Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments” for more information about how TRS agreements are reported in the Company’s financial statements.

Table 1:  Bond Portfolio - Summary

							Wtd. Avg.		Number	Number of
		Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	UPB	Value	Coupon		Pay Rate (4)		Coverage (5)		Bonds (9)	Properties (9)
Multifamily tax-exempt bonds
Performing	$173,144	$185,164	6.55%		6.55%		1.13	x	22	19
Non-performing (1), (2)	26,299	28,667	6.68%		3.10%		0.85	x	4	3
Subordinated cash flow (3)	9,620	8,087	6.78%		1.25%		N/A		3	─
Total multifamily tax-exempt
bonds	$209,063	$221,918	6.57%	(6)	6.10%	(6)	1.09	x	29	22

Infrastructure bonds	$27,655	$26,591	6.75%		6.75%		N/A		2	N/A

Other bonds	$20,133	$20,919	4.89%		4.89%		N/A		4	N/A
Total bond portfolio (7), (8)	$256,851	$269,428	6.45%	(6)	6.07%	(6)	1.09	x	35	22
(1)	Non-performing is defined as bonds that are 30 days or more past due in either principal or interest.
(2)	This amount includes subordinated bonds with must-pay coupons with an unpaid principal balance (“UPB”) of $7.6 million and a fair value of $12.5 million.
(3)

Subordinated cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on these bonds over the preceding 12 months.   However, debt service is not calculated on these bonds as non-payment of debt service is not a default.

(4)

The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average UPB for the preceding 12 months for the population of bonds at September 30, 2016.

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

(7)

Includes 10 bonds financed by TRS agreements and accounted for as derivatives. These 10 bonds had a UPB of $86.1 million and a fair value of $90.0 million and were subject to TRS agreements with a notional amount of $87.5 million.  This amount also includes an additional nine bonds financed by TRS agreements accounted for as a secured borrowing.  These bonds had a UPB of $96.3 million and a fair value of $103.2 million and were subject to TRS agreements with a notional amount of $87.4 million.

(8)

Amounts included within this table exclude an investment in a performing multifamily tax-exempt bond that has a UPB of $12.3 million as of September 30, 2016.  This bond has been excluded from this table because the real estate partnership has been consolidated by the Company for financial reporting purposes.

(9)	As of June 30, 2016, the Bond Portfolio contained 35 bonds of which 29 multifamily tax-exempt bonds were collateralized by 22 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB improved from 102.4% as of June 30, 2016 to 104.9% as of September 30, 2016.  The weighted average debt service coverage ratio improved from  1.07x as of June  30, 2016 to 1.09x as of September 30, 2016.

Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

The Bond Portfolio is exposed to market risk, which is the potential for adverse changes in value resulting from changes in market variables such as interest rates or credit spreads.    The fair value of the bonds is influenced both by the performance of the underlying real estate assets (i.e., as a proxy for creditworthiness) and long-term tax-exempt interest rates and credit spreads (i.e., generally as long-term rates and/or credit spreads rise, bonds become less valuable).

In Table 2, we measure the Bond Portfolio’s sensitivity to increases in market yields and terminal capitalization rates by measuring how its fair value would hypothetically change as a result of an instantaneous 100 basis point increase in the market yield and terminal capitalization rate assumptions that were originally used to measure the fair value of our Bond Portfolio as reported in our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.  In estimating such impacts, we also assumed that expected future cash flows and the credit quality associated with the Bond Portfolio remained constant relative to projections that were assumed in fair value measurements used to report carrying values in our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.

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

Table 2 displays the change in fair value of the Bond Portfolio as measured on the last day of each period presented using the assumptions described above.

Table 2:  Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

	At
(in thousands)	September 30, 2016	December 31, 2015
Fair value of the Bond Portfolio	$269,428	$309,445
Hypothetical change in the fair value of the Bond Portfolio (assuming market yields and capitalization rates increased 100 basis points)	(20,139)	(25,772)
Adjusted hypothetical fair value of the Bond Portfolio	$249,289	$283,673

LIHTC

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provide asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  We also acquired several direct real estate investments in connection with the formation of TC Fund I.  Through this business line, we also have loan receivables from, and an option to purchase, a tax credit asset manager.  We have made other guarantees through this business line to some of our institutional clients related to the receipt of tax credits and the performance of the underlying assets.

TC Fund I

As consideration for providing asset management and administrative services to TC Fund I, the Company is entitled to an asset management fee of 2% per annum on the initial capital contribution of $211 million by an investor with whom the Company partnered to form TC Fund I.  This amount accrues quarterly in advance, bears interest at 6% per annum compounded annually and is to be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) to repay any mandatory loans made by the Company to fund investor tax credit losses; 4) to pay any expense loans; 5) to establish any required reserves; and 6) to pay any accrued guarantee fees.  By their nature, investments of TC Fund I are expected to break-even from an operating cash flow perspective.  In this regard, excess cash flows to limited partners are generated primarily from residual events that come at the end of the tax compliance period and are generally outside of the control of the Company in terms of if, and when, they occur.

As of September 30, 2016, the Company was contractually due $3.2 million for asset management and administrative services rendered to TC Fund I through such date.  However, such amount has not yet been recognized in the Company’s financial statements because it was assessed to not be reasonably assured of collection.  The Company’s assessment in this case considers various factors that include, but are not limited to, the length of time until the Company expects to receive payment and the priority of payment of such fees relative to other interests in TC Fund I.  The Company assesses each reporting period whether asset management fees that are legally due are reasonably assured of collection.

In connection with the formation of TC Fund I, the Company has also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company is contractually entitled to receive $4.2 million in guarantee fees from TC Fund I.  The Company recognized a guarantee fee receivable for such amount in its financial statements on December 31, 2015.  This receivable bears interest at 6% per annum, compounds annually, and will be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.

To cover certain costs associated with the organization of TC Fund I, the Company lent $5.3 million to TC Fund I upon its formation.  This loan legally accrues interest at 9.5% per annum, compounds annually and will be repaid solely from cash flows that are received by TC Fund I from its portfolio of limited partnership interests.  As of September 30, 2016, this loan, which had a carrying value of $0.2 million, was on non-accrual status given, among other factors, the timing and amount of cash flow projections for this loan and its payment priority in TC Fund I’s waterfall.  The non-accrual status of this loan is re-assessed by the Company each reporting period.

Direct Real Estate Investments

As of September 30, 2016, the Company owned three real estate investments that it acquired on December 31, 2015 in connection with the formation of TC Fund I.  These investments, which consisted of three 99% limited partnership interests, had a carrying value of $8.3 million at September 30, 2016.

As of September 30, 2016, the Company also owned a 1.0% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  The acquisition of such general partner interest resulted in the consolidation of this partnership and, as a result, the Company recognized the affordable multifamily property, which had a carrying value of $14.5 million at September 30, 2016.

Interests in a Tax Credit Asset Manager

In 2014, prior to the formation of TC Fund I, the Company sold substantially all of its LIHTC business to a tax credit asset manager.  As part of this transaction, the Company provided a subordinated loan and received an option to purchase the tax credit asset manager in the future.

The UPB of the subordinated loan to the tax credit asset manager was $13.0 million as of September 30, 2016.  This loan is non-amortizing and has a maturity date of June 30, 2025.  This loan bears interest at a base rate of 11% that is paid quarterly and contingent interest up to an additional 13%.  Since origination, the Company has received principal and interest payments of $6.3 million.  The receipt of such amounts are reported by us as a deferred gain in the Company’s Consolidated Balance Sheets (or classified in “Other Liabilities”) since the conveyance could not be treated as a sale for financial reporting purposes.

The option price to acquire the tax credit asset manager is $12.0 million, subject to various purchase price adjustments.  The tax credit asset manager originates and manages debt and equity investments on behalf of third party investors and for its own account.  Our purchase option of the tax credit manager may be exercised between September 30, 2019 and September 30, 2024, though it may be accelerated for certain events.

Other Guarantees

Prior to the sale of substantially all of our tax credit equity business in 2014, we “syndicated” tax credits by forming LIHTC Funds that purchased directly or indirectly the limited partnership interests in multiple Lower Tier Property Partnerships (“LTPPs”).  We raised capital from institutional investors, which comprised virtually all of the equity of the LIHTC Funds, and the LIHTC Funds used this capital, and sometimes interim debt financing, to purchase the limited partner interests in the LTPPs.  We were the general partner of, and managed, the LIHTC Funds, and usually retained an interest of between 0.01% and 1.0% in each of them.  The remaining 99.0% to 99.99% interest in each LIHTC Fund was typically held by one or more large financial institutions.

We provided two general types of guarantees in connection with these transactions: (1) LIHTC Fund level guarantees where the Company, directly and indirectly, guaranteed the investors’ return on investment (“Guaranteed Funds”); and (2) individual indemnifications to specific investors in non-guaranteed LIHTC Funds related to the performance of specific LTPPs.   Because the LTPPs and the LIHTC Funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC Funds receive the tax benefit of the credits generated by the Lower Tier Property Partnerships. In order for the investors in the Guaranteed Funds to benefit from low-income housing tax credits, the LTPPs in which these entities invest must operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating a liability under our guarantees.  The execution of these guarantees caused the Company to consolidate the Guaranteed Funds for financial reporting purposes.

As consideration for providing these guarantees, the Company received upfront guarantees fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from such consolidated entities are not classified as revenues in our Consolidated Statements of Operations but rather are reflected as income that is allocated to us from consolidated funds and ventures.

When the Company sold its tax credit equity business in 2014 to a tax credit asset manager, it agreed to indemnify the tax credit asset manager from investor claims related to those guarantees and, therefore, we continue to be obligated on our guarantees to investors in these funds.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our LIHTC business line.

Energy Capital and Other Investments

In our Energy Capital and Other Investments business line, our wholly owned subsidiary, MMA Energy Capital, (“MEC”) provides debt capital to develop, build and operate renewable energy systems.  We originate solar loans directly and through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture”).  MEC provides loan origination and servicing, asset management and other management services to the Solar Joint Venture and, in this regard, is entitled to reimbursement for most costs incurred by the Company in executing its responsibilities as administrative member of the Solar Joint Venture.  In this business line, we also manage legacy equity investments in real estate, solar assets and an investment in land.

As of September 30, 2016, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  This investment, which represents a 50% ownership interest, had a carrying value of $51.5 million as of September 30, 2016 and we received $4.1 million in related cash distributions during the first nine months of 2016.

As of September 30, 2016, the UPB of loans reflected on the Consolidated Balance Sheets of the Company was $44.1 million, while the UPB of loans reflected on the balance sheet of the Solar Joint Venture was $64.0 million.  In connection with one of these loans, the Company received a five-year term contingently exercisable warrant to acquire convertible preferred shares in a residential solar power provider in the U.S.

As of September 30, 2016, all of the outstanding loans originated by MEC, whose average tenor ranged from one to fifty-nine months and whose weighted average coupon was  10.8%, were performing pursuant to their contractual terms.

At September 30, 2016, we owned, or were an equity partner in, four direct investments in real estate consisting of two land parcels, a town center development and one affordable multifamily property partnership.  We also owned four legacy solar installations.  The carrying value of these investments was $27.6 million as of such reporting date.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our Energy Capital and Other Investments business line.

New Solar Joint Venture

On November 7, 2016, the Company entered into a venture with an affiliate of a leading global private investment firm.  Refer to Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships” for more information.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions  S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  In addition to earning asset management fees, IHS invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

IHS currently manages three funds.

•

South Africa Workforce Housing Fund (“SAWHF”) is a multi-investor fund that began operations in April 2008.  SAWHF is fully invested, having raised $154 million of LP capital from five different investors with an additional participating debt commitment of $80 million from the Overseas Private Investment Corporation (“OPIC”).  Since its inception,  SAWHF made 35 investments and had financed approximately 27,500 units of affordable for-sale and rental housing in South Africa.    SAWHF is currently in process of exiting its investments as it will mature in March 2018.

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”) is a single-investor fund targeted at the emerging middle class in South Africa,  began operations in November 2013 and is a venture with a large North American institutional investor.  As of September 30, 2016, the partners had contributed approximately $52 million to the venture, financing investments in eight different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not expect to make any additional investments in this fund.

•

IHS Fund II (“IHS Fund II”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  IHS Fund II began operations in July 2014 and, as of September 30, 2016, has raised $102 million of LP capital from eight investors.  IHS Fund II also has an additional participating debt commitment from OPIC for $80 million.  As of September 30, 2016, IHS Fund II had closed nine investments that represent a total of 2,320 affordable for-sale and rental housing units in South Africa and Botswana.

In managing these funds, we are paid asset management fees, earn a return on our co-investment and have the opportunity to earn performance fees after various investment hurdles are met.

MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to the properties of IHS-managed funds.

Corporate Operations

Our Corporate Operations segment is responsible for supporting accounting, reporting, compliance and financial planning and analysis.

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from $122.1 million at June  30, 2016 to $132.1 million at September 30, 2016.  This change was driven by $11.1 million in comprehensive income that is allocable to common shareholders and $1.2 million in other reductions in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased to $21.34 at September 30, 2016, which represents an increase of 8.8%, or $1.72 per share of Book Value, compared to what we reported at June  30,  2016.  Most of this growth, or $1.69 per share, was attributable to comprehensive income from core operations and bond valuations while the balance, or $0.03 per share, was driven by purchases of common shares made by the Company at prices below its Book Value per share.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that is allocable to common shareholders of $11.1 million in the third quarter of 2016, consisting of $4.2 million of net income that is allocable to common shareholders and $6.9 million of other comprehensive income that is allocable to common shareholders.  In comparison, we recognized $11.3 million of comprehensive income allocable to common shareholders in the third quarter of 2015, which consisted of $3.6 million of net income that is allocable to common shareholders and $7.7 million of other comprehensive income that is allocable to common shareholders.

Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to changes in net income that is allocable to common shareholders.

CONSOLIDATED BALANCE SHEET ANALYSIS

___________________________________________________________________________________________________________

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 3 provides a balance sheet summary for the periods presented.  For presentational purposes, assets, liabilities and equity that are attributable to noncontrolling interest holders of CFVs are presented in Table 3 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  See Notes to Consolidated Financial Statements –  Note 13,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table 3:  Balance Sheet Summary

	At	At	At	At
	September 30,	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2016	2016	2016	2015 (5)	3Q 2016
Assets
Cash and cash equivalents	$21,741	$18,283	$36,941	$21,843	$3,458
Restricted cash (without CFVs)	35,770	18,840	21,153	17,041	16,930
Bonds available for sale (1)	179,435	182,831	192,928	218,439	(3,396)
Investments in partnerships (without CFVs)	82,509	81,956	83,533	82,655	553
Other assets (without CFVs)	65,228	54,901	36,196	39,481	10,327
Assets of CFVs (2)	204,221	211,235	208,284	219,612	(7,014)
Total assets	$588,904	$568,046	$579,035	$599,071	$20,858

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$233,306	$216,430	$218,273	$232,212	$16,876
Accounts payable and accrued expenses	5,333	3,907	3,516	5,001	1,426
Other liabilities (without CFVs) (2)	21,796	21,673	21,115	19,318	123
Liabilities of CFVs (1)	52,899	48,116	47,034	46,319	4,783
Noncontrolling equity related to CFVs (3)	143,430	155,666	167,519	180,020	(12,236)
Noncontrolling equity related to IHS PM (4)	81	140	75	31	(59)
Total liabilities and noncontrolling equity	$456,845	$445,932	$457,532	$482,901	$10,913

Common Shareholders' Equity	$132,059	$122,114	$121,503	$116,170	$9,945

Common shares outstanding	6,133	6,196	6,480	6,589	(63)
Common shareholders' equity per common share	$21.53	$19.71	$18.75	$17.63	$1.82

Diluted common shareholders' equity	$138,901	$128,925	$127,286	$121,117	$9,976
Diluted common shares outstanding	6,508	6,571	6,835	6,948	(63)
Diluted common shareholders' equity per common share	$21.34	$19.62	$18.62	$17.43	$1.72
(1)

The Company consolidated a partnership in the second quarter of 2016 that was the obligor of one of the Company’s investments in bonds.  As a result, the Company’s investment in bonds and the related debt obligation of the partnership, both of which has a carrying value of $12.9 million and $13.0 million as of September 30, 2016 and June 30, 2016 were eliminated in consolidation.

(2)

Assets of CFVs exclude $8.5 million, $8.8 million, $10.1 million and $10.4 million as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, respectively, of net assets; and other liabilities of MMA exclude $8.5 million, $8.8 million, $10.1 million and $10.4 million as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

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

(5)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Common Shareholders’ Equity

Table 4 summarizes the changes in common shareholders’ equity for the periods presented.

Table 4:  Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Net income allocable to common shareholders	$4,175	$3,584	$591	$25,910	$11,037	$14,873
Other comprehensive income (loss) allocable to common shareholders	6,930	7,718	(788)	(2,490)	8,981	(11,471)
Other changes in common shareholders' equity	(1,160)	(1,701)	541	(7,531)	(6,622)	(909)
Net change in common shareholders' equity	$9,945	$9,601	$344	$15,889	$13,396	$2,493

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 5 summarizes other comprehensive income (loss) that is allocable to common shareholders for the periods presented.

Table 5:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Bond related activity:
Bond fair value adjustments	$5,534	$7,026	$(1,492)	$11,302	$9,399	$1,903
Increase in accumulated other comprehensive ("AOCI") due to equity in losses from LTPPs	1,337	1,139	198	3,820	3,806	14
Reclassification of net unrealized (losses) gains on sold or redeemed bonds into net income	─	386	(386)	(2,055)	(3,480)	1,425
Reclassification of unrealized losses to operations due to impairment	─	─	─	─	179	(179)
Reclassification of unrealized bonds gains into net income due to consolidation or real estate foreclosure	─	─	─	(15,647)	─	(15,647)
Other comprehensive income (loss) related to bond activity	6,871	8,551	(1,680)	(2,580)	9,904	(12,484)
Foreign currency translation adjustment	59	(833)	892	90	(923)	1,013
Other comprehensive income (loss) allocable to common shareholders	$6,930	$7,718	$(788)	$(2,490)	$8,981	$(11,471)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other comprehensive income (loss) that is allocable to common shareholders for the three months ended September 30, 2016, declined compared to amounts reported for the three months ended September 30, 2015 primarily as a result of sales or redemptions in the Bond Portfolio during the twelve months ended September 30, 2016.

Other comprehensive income (loss) that is allocable to common shareholders for the nine months ended September 30, 2016 declined compared to amounts reported for the nine months ended September 30, 2015 primarily as a result of (i) the financial statement consolidation of a partnership in the second quarter of 2016 that resulted in the derecognition of an investment in bonds and for which $4.2 million of unrealized holding gains were reclassified out of AOCI and into our Consolidated Statements of Operations and (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that secured a nonperforming bond investment that resulted in a $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.

Other Changes in Common Shareholders’ Equity

Table 6 summarizes other changes in common shareholders’ equity for the periods presented.

Table 6:  Other Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Common share repurchases	$(1,190)	$(1,879)	$689	$(7,734)	$(6,547)	$(1,187)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(15)	─	(15)	(60)	(547)	487
Director and employee share awards	45	178	(133)	263	472	(209)
Other changes in common shareholders' equity	$(1,160)	$(1,701)	$541	$(7,531)	$(6,622)	$(909)

Other changes in common shareholders’ equity reported for the three months ended September 30, 2016 decreased compared to that reported for the three months ended September 30, 2015, primarily as a result of a decrease in the number of common shares that the Company repurchased during the three months ended September 30, 2016

Other changes in common shareholders’ equity reported for both the nine months ended September 30, 2016 increased compared to that reported for the nine months ended September 30, 2015 primarily as a result of an increase in the average price at which the Company repurchased its common shares during the nine months ended September 30, 2016.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and nine months ended September 30, 2016 and 2015 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net Income Allocable to Common Shareholders

Table 7 summarizes net income allocable to common shareholders for the periods presented.

Table 7:  Net Income Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Net interest income	$3,840	$3,071	$769	$10,021	$10,937	$(916)
Fee and other income	3,492	3,906	(414)	9,246	11,043	(1,797)
Operating and other expenses:
Other interest expense	(1,121)	(1,300)	179	(3,238)	(6,204)	2,966
Operating expenses	(6,370)	(7,936)	1,566	(18,947)	(20,609)	1,662
Net gains on bonds, loans, derivatives, real estate and other assets	2,410	6,445	(4,035)	6,955	18,355	(11,400)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	─	─	15,647	─	15,647
Equity in income from unconsolidated funds and ventures	1,478	281	1,197	8,065	374	7,691
Net loss allocated to common shareholders related to CFVs	(794)	(808)	14	(3,030)	(2,813)	(217)
Net income allocated to IHS PM minority interest holder	(2)	(12)	10	(111)	(12)	(99)
Net income to common shareholders from continuing operations before income taxes	2,933	3,647	(714)	24,608	11,071	13,537
Income tax expense	(43)	(146)	103	(149)	(278)	129
Net income to common shareholders from discontinued operations, net of tax	1,285	83	1,202	1,451	244	1,207
Net income allocable to common shareholders	$4,175	$3,584	$591	$25,910	$11,037	$14,873
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 8 summarizes net interest income for the periods presented.

Table 8:  Net Interest Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015 (1)	Change	2016	2015 (1)	Change
Interest income:
Interest on bonds	$3,230	$3,298	$(68)	$9,189	$10,605	$(1,416)
Interest on loans and short-term investments	1,195	396	799	2,518	1,940	578
Total interest income	4,425	3,694	731	11,707	12,545	(838)
Asset related interest expense:
Bond related debt	(404)	(318)	(86)	(1,034)	(1,023)	(11)
Notes payable and other debt, non-bond related	(181)	(305)	124	(652)	(585)	(67)
Total interest expense	(585)	(623)	38	(1,686)	(1,608)	(78)
Net interest income	$3,840	$3,071	$769	$10,021	$10,937	$(916)
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net interest income reported for the three months ended September 30, 2016 increased compared to that reported for the three months ended September 30, 2015 primarily due to an increase in the UPB of solar loans that were directly invested in by the Company in 2016.

Net interest income reported for the nine months ended September  30, 2016 declined compared to that reported for the nine months ended September 30, 2015 primarily as a result of (i) the sale or redemption of certain bond holdings and (ii) the full redemption of a bridge loan in the second quarter of 2015.  This decline was partially offset by an increase in interest income that was driven by an increase in the UPB of solar loans that were directly invested in by the Company in 2016.

Fee and Other Income

Fee and Other Income includes income on our preferred stock investment, asset management fees and reimbursements as well as other miscellaneous income.

Table 9 summarizes fee and other income for the periods presented.

Table 9:  Fee and Other Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Asset management fees and reimbursements	$2,383	$1,924	$459	$6,536	$4,920	$1,616
Other income	1,109	656	453	2,710	2,189	521
Income on preferred stock investment	─	1,326	(1,326)	─	3,934	(3,934)
Fee and other income	$3,492	$3,906	$(414)	$9,246	$11,043	$(1,797)

Fee and other income reported for the three months ended September 30, 2016 declined compared to that reported for the three months ended September 30, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by an increase in asset management fees and reimbursements that was primarily attributable to $0.3 million of property management fees earned by IHS PM and $0.3 million in reimbursements that were recognized in the third quarter of 2016 from our Solar Joint Venture.

Fee and other income reported for the nine months ended September  30, 2016 declined compared to that reported for the nine months ended September  30, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by an increase in asset management fees and reimbursements that was driven primarily by $1.2 million of property management fees earned by IHS PM and $0.8 million in reimbursements recognized from our Solar Joint Venture during the nine months ended 2016.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 10 summarizes other interest expense for the periods presented.

Table 10:  Other Interest Expense

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Subordinated debt	$(1,069)	$(997)	$(72)	$(3,172)	$(5,047)	$1,875
Notes payable and other debt	(52)	(303)	251	(66)	(1,157)	1,091
Other interest expense	$(1,121)	$(1,300)	$179	$(3,238)	$(6,204)	$2,966

Other interest expense reported for the nine months ended September  30, 2016 declined compared to that reported for the nine months ended September  30, 2015 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  The reported decline in other interest expense was also partially attributable to the paydown of certain debt outstanding that was used to fund the Company’s investment in preferred stock, which was redeemed in full in the fourth quarter of 2015.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 11 summarizes operating expenses for the periods presented.

Table 11:  Operating Expenses

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Salaries and benefits	$(4,288)	$(4,232)	$(56)	$(12,287)	(11,415)	$(872)
General and administrative	(633)	(719)	86	(1,988)	(2,355)	367
Professional fees	(1,452)	(718)	(734)	(3,892)	(2,743)	(1,149)
Other expenses	3	(2,267)	2,270	(780)	(4,096)	3,316
Operating expenses	$(6,370)	$(7,936)	$1,566	$(18,947)	$(20,609)	$1,662
Operating expenses reported for the three months ended September 30, 2016 decreased compared to that reported for the three months ended September 30, 2015 primarily due to (i) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015 and (ii) foreign currency gains due to the strengthening of the South African Rand against the U.S. Dollar during the three months ended September 30, 2016.

Operating expenses reported for the nine months ended September 30, 2016 declined compared to that reported for the nine months ended September 30, 2015 primarily due to (i) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015, (ii) the strengthening of the South African Rand against the U.S. Dollar during the twelve months ended September 30, 2016 and (iii) $1.0 million of nonrecurring expenses that we incurred in the second quarter of 2015 relating to the restructuring of MFH subordinate debt.

Net Gains on Bonds, Loans, Derivatives, Real Estate, Other Assets and Extinguishment of Liabilities

Net gains on bonds, loans, derivatives, real estate, other assets and extinguishment of liabilities includes unrealized gains or losses on loans, realized gains or losses associated with the sale of bonds and loans and the early redemption of bonds and loans.  Such amounts also include unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments.

Table 12 summarizes net gains on bonds, loans, derivatives, real estate, other assets and extinguishment of liabilities for the periods presented.

Table 12:  Net Gains on Bonds, Loans, Derivatives, Real Estate, Other Assets and Extinguishment of Liabilities

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Net gains on bonds	$(69)	$626	$(695)	$2,254	$5,001	$(2,747)
Net gains on loans	174	150	24	180	150	30
Net gains on derivatives	945	1,373	(428)	3,030	3,286	(256)
Net gains on real estate	1,585	4,296	(2,711)	1,701	9,918	(8,217)
Net losses on other assets	(208)	─	(208)	(193)	─	(193)
Net losses on extinguishment of liabilities	(17)	─	(17)	(17)	─	(17)
Total net gains	$2,410	$6,445	$(4,035)	$6,955	$18,355	$(11,400)

Net gains on bonds, loans, derivatives, real estate,  other assets and extinguishment of liabilities that were reported for the three months ended September  30, 2016 declined compared to that reported for the three months ended September 30, 2015 primarily due to (i) $4.3 million of net gains on real estate associated with the sale of undeveloped land during the third quarter of 2015.

Net gains on bonds, loans, derivatives, real estate, other assets and extinguishment of liabilities that were reported for the nine months ended September 30, 2016 declined compared to that reported for the nine months ended September 30, 2015 primarily due to (i) $5.1 million of net gains on real estate associated with the sale of an affordable multifamily property during the second quarter of 2015, (ii)  $4.3 million of net gains on real estate associated with the sale of undeveloped land during the third quarter of 2015 and  (iii) $3.8 million net gains on bonds due to the redemption of a bond investment during the second quarter of 2015.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income (loss) associated with certain funds and ventures in which we have an equity interest.

Table 13 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 13:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
U.S. real estate partnerships	$(94)	$(53)	$(41)	$3,405	$(104)	$3,509
Solar Joint Venture	1,743	422	1,321	5,051	422	4,629
IHS-managed funds	(171)	(88)	(83)	(391)	56	(447)
Equity in income from unconsolidated funds and ventures	$1,478	$281	$1,197	$8,065	$374	$7,691

Equity in income from unconsolidated funds and ventures that were reported for the three months ended September 30, 2016 increased compared to that reported for the three months ended September 30, 2015 primarily due to the Company’s equity in income from the Solar Joint Venture established in the third quarter of 2015.

Equity in income from unconsolidated funds and ventures that were reported for the nine months ended September 30, 2016 increased compared to that reported for the nine months ended September 30, 2015 primarily due to (i) $4.6 million of equity in income from the Solar Joint Venture established in the third quarter of 2015, (ii) $2.7 million of equity in income from the sale of real estate in the first quarter of 2016 that was owned by a partnership in which the Company held a 50% limited partner interest and (iii) $0.6 million of equity in income from the sale of real estate in the second quarter of 2016 that was owned by a partnership in which the Company held a 98.99% limited partner interest.

Net Loss from CFVs Allocable to Common Shareholders

Table 14 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 14:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenue from CFVs	$1,163	$209	$954	$2,708	$409	$2,299
Expense from CFVs	(10,065)	(10,890)	825	(27,447)	(29,220)	1,773
Net losses related to CFVs	─	─	─	(598)	─	(598)
Equity in losses from LTPPs of CFVs	(4,993)	(3,919)	(1,074)	(15,616)	(16,266)	650
Net loss from CFVs	(13,895)	(14,600)	705	(40,953)	(45,077)	4,124
Net loss from CFVs allocable to noncontrolling interest in CFVs (1)	13,101	13,792	(691)	37,923	42,264	(4,341)
Net loss from CFVs allocable to common shareholders	$(794)	$(808)	$14	$(3,030)	$(2,813)	$(217)
(1)

Excludes $2 and $111 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September  30, 2016.  Excludes $13 and $12 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September 30, 2015.  These amounts are excluded from this presentation because IHS PM related activity is not included within CFV income statement activity above.

Table 15 further attributes the reported net loss from CFVs that is allocable to common shareholders for the periods presented.

Table 15:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Guarantee fees	$288	$331	$(43)	$950	$993	$(43)
Interest income	192	─	192	257	─	257
Equity in losses from LTPPs	(1,337)	(1,139)	(198)	(3,820)	(3,806)	(14)
Equity in income from consolidated property partnerships	63	─	63	181	─	181
Other expenses	─	─	─	(598)	─	(598)
Net loss from CFVs allocable to common shareholders	$(794)	$(808)	$14	$(3,030)	$(2,813)	$(217)

The net loss from CFVs allocable to common shareholders for the nine months ended September 30, 2016 increased compared to that reported for the nine months ended September 30, 2015 primarily due to a $0.6 million lower of cost or market adjustment that was recognized in the second quarter of 2016 related to a property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operating activities; and (3) cash flows from investing activities.

Summary of Cash Flows

At September  30, 2016 and December 31, 2015, we had unrestricted cash and cash equivalents of $21.7 million and $21.8 million, respectively, and we believe that cash generated from operating and investing activities, along with available cash and cash equivalents will be sufficient to fund our normal operating needs and meet our obligations as they become due.

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

Table 16 provides a consolidated view of the change in cash and cash equivalents of the Company for the periods presented, though changes in such balances that are attributable to CFVs are separately identified in such disclosure.

Changes in net cash flows that are reported in Tables 17,  18 and 19 are exclusive of changes in restricted cash balances of CFVs.

Table 16:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the nine months ended September 30, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	7,529		265	7,794
Investing activities	(7,924)		238	(7,686)
Financing activities	293		(503)	(210)
Net decrease in cash and cash equivalents	(102)		─	(102)
Cash and cash equivalents at end of period	$21,741	$	─	$21,741

	For the nine months ended September 30, 2015
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(4,716)		(7,075)	(11,791)
Investing activities	43,328		6,607	49,935
Financing activities	(11,337)		468	(10,869)
Net increase in cash and cash equivalents	27,275		─	27,275
Cash and cash equivalents at end of period	$56,894	$	─	$56,894

Operating Activities

Table 17 provides information about net cash flows provided by, or used in, operating activities for the periods presented.    Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 17:  Net Cash Flows Associated With Operating Activities

	For the nine months ended
	September 30,
(in thousands)	2016	2015	Change
Interest income	$13,537	$14,575	$(1,038)
Distributions received from investments in partnerships	7,392	─	7,392
Preferred stock dividends received	─	3,935	(3,935)
Asset management fees received	5,231	3,040	2,191
Other income	2,118	1,686	432
Salaries and benefits	(11,154)	(9,706)	(1,448)
Advances on and originations of loans held for sale	─	(6,752)	6,752
Interest paid	(4,517)	(5,823)	1,306
General and administrative	(2,091)	(2,512)	421
Professional fees	(3,712)	(2,976)	(736)
Other expenses	(889)	(1,927)	1,038
Other	1,614	1,744	(130)
Net cash flows provided by (used in) operating activities	$7,529	$(4,716)	$12,245

Net cash flows provided by operating activities during the nine months ended September 30, 2016 increased by $12.2 million compared to that reported for the nine months ended September 30, 2015.  This increase was primarily attributable to distributions from investments in partnerships, a decline in originations of loans held for sale and an increase in asset management fees received.

During the first nine months of 2016, we received $7.4 million of distributions from investments in partnerships while we received no distributions from such investments in the nine months ended September 30, 2015.  These distributions included $2.6 million that we received from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest and $4.1 million that we received in connection with our equity investment in the Solar Joint Venture.

Through the nine months ended September 30, 2016, the Company has not funded any loans held for sale.  As a result, net cash flows used in such operating activities have declined.

The Company experienced an increase in asset management fees and reimbursements received of $2.2 million for the nine months ended September 30, 2016 compared to amounts received during the nine months ended September 30, 2015.  This increase was driven primarily by additional fees of $1.2 million relating to IHS PM and an additional $1.0 million in reimbursements from our Solar Joint Venture that were received during the nine months ended September 30, 2016.

Increases in cash flows provided by operating activities were partially offset by a $3.9 million decrease in preferred stock dividends.  This decline is attributable to the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.

The Company also experienced a $1.4 million increase in cash used in operating activities attributable to salaries and benefits.  This increase was primarily a result of higher employee incentive compensation paid by the Company in the first quarter of 2016, as well as the hiring of new employees associated with our Energy Capital and Other Investments business line.

Investing Activities

Table 18 provides information about net cash flows used in, or provided by, investing activities for the periods presented.    Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 18:  Net Cash Flows Associated With Investing Activities

	For the nine months ended
	September 30,
(in thousands)	2016	2015	Change
Principal payments and sales proceeds received on bonds and loans	$32,049	$29,255	$2,794
Proceeds from the sale of real estate and other investments	27,003	37,533	(10,530)
Capital distributions received from investments in partnerships	2,108	129	1,979
Investments in property partnerships and real estate	(2,008)	(25,633)	23,625
Advances on and originations of loans held for investment	(41,100)	(449)	(40,651)
Changes in restricted cash	(18,759)	17,616	(36,375)
Purchase of bonds	(7,217)	(15,123)	7,906
Net cash flows (used in) provided by investing activities	$(7,924)	$43,328	$(51,252)

Net cash flows provided by investing activities during the nine months ended September 30, 2016 decreased by $51.3 million compared to that reported for the nine months ended September 30, 2015.  This decrease was primarily attributable to originations of loans held for investment, changes in restricted cash and proceeds from the sale of real estate, which were partially offset by a decline in cash used for investments in property partnerships and real estate.

Through the first nine months of 2016, the Company used $41.1 million of cash for originations of loans held for investment while the Company only used $0.4 million for such assets during the nine months ended September 30, 2015.

The Company received proceeds from the sale of real estate and other investments of $27.0 million for the nine months ended September 30, 2016.  The decline in proceeds received is due to less sales activity in the first nine months of 2016 compared to the first nine months of 2015.

Through the first nine months of 2016, the Company’s balance of restricted cash increased $18.8 million.  This increase was primarily attributable to cash collateral that was pledged during the third quarter of 2016 in connection with execution of a total return swap.

Decreases in cash flows provided by investing activities were partially offset by a $23.6 million decrease in cash flows used in investments in property partnerships and real estate for the nine months ended September 30, 2016 compared to amounts used during the nine months ended September 30, 2015.  This decrease was primarily attributable to a $25.0 million investment in our Solar Joint Venture during the third quarter of 2015.

Financing Activities

Table 19 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 19:  Net Cash Flows Associated With Financing Activities

	For the nine months ended
	September 30,
(in thousands)	2016	2015	Change
Proceeds from borrowing activity	$23,793	$32,743	$(8,950)
Repayment of borrowings	(14,757)	(37,232)	22,475
Purchase of treasury stock	(7,734)	(6,547)	(1,187)
Distribution to holders of noncontrolling interest	(1,009)	(173)	(836)
Payment of debt issuance costs	─	(128)	128
Net cash flows provided by (used in) financing activities	$293	$(11,337)	$11,630

Net cash flows used in financing activities during the nine months ended September 30, 2016 decreased by $11.7 million compared to that reported for the nine months ended September 30, 2015.  This decrease was primarily due to $37.2 million of cash used for repayment of borrowings during the first nine months of 2015 compared to only $14.8 million that was used for the same purpose during the first nine months of 2016.

Decreases in cash flows used in financing activities during the nine months ended September 30, 2016 were partially offset by a $9.0 million decrease in proceeds received from borrowing activity.    This decrease was primarily the result of a decrease in proceeds generated from total return swap financing arrangements entered into by the Company during the nine months ended September 30, 2016 as compared to the amount of cash generated by the Company from such purposes during the nine months ended September 30, 2015.  Additionally, cash used by the Company for the purchase of treasury stock increased by $1.2 million for the first nine months of 2016 compared to that reported for the first nine months of 2015.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and notes payable that were not incurred for purposes other than to finance our interest-bearing assets.  Each of the major types of our debt obligations is further discussed below.

Table 20 summarizes the carrying values and weighted average effective interest rates of the Company’s debt obligations that were outstanding at September 30, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 20:  Asset Related Debt and Other Debt

	At
	September 30, 2016
		Weighted Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$87,251	2.1%
Notes payable and other debt – non-bond related debt	2,278	13.3
Total asset related debt	89,529	2.4

Other Debt (2)
Subordinated debt	130,015	3.3
Notes payable and other debt	13,762	2.7
Total other debt	143,777	3.3

Total asset related debt and other debt	233,306	2.9

Debt related to CFVs (3)	13,522	5.1

Total debt	$246,828	3.0
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under” Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 13, “Consolidated Funds and Ventures,” for more information.

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Notes Payable and Other Debt – Non-Bond Related

At September  30, 2016, this debt obligation relates primarily to amounts recognized by the Company in connection with a conveyance of solar loans to the Solar Joint Venture.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Subordinated debt

At September  30, 2016, the Company had subordinated debt with a UPB of $121.2 million and carrying value of $130.0 million.  The weighted average yield of this debt was 3.3%.  The carrying value of this debt includes $11.5 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  These impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Notes payable and other debt

At September 30, 2016, the Company had notes payable and other debt with a UPB of $13.8 million.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At September  30, 2016, debt related to CFVs included  $6.7 million debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At September  30, 2016, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted average effective interest rate is 5.5%.

The remaining $6.8 million of debt related to CFVs relates to three consolidated property partnerships and had a UPB of $5.9 million as of September  30, 2016.  This debt had a weighted average effective interest rate at September  30, 2016 of 4.6% and has various maturity dates that run through May 1, 2039.

Covenant Compliance and Debt Maturities

At September  30, 2016, the Company was in compliance with all covenants under its debt arrangements.

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

Other Contractual Commitments

The Company is committed to make additional capital contributions to one of the real estate partnerships in which it has an interest and to one of the funds that it manages through its International Operations.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for information about these commitments.

The Company had no unfunded loan commitment as of September 30, 2016.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets.”

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statement - Note 6, “Derivative Instruments,” for more information about these instruments.

The Company has two non-cancelable operating leases that expire in 2020 and 2024.  Refer to Notes to Consolidated Financial Statement - Note 9, “Commitments and Contingencies,” for more information about these commitments.

Other Capital Resources

Common Shares

On December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 600,000 shares and on December 31, 2015, the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  During the third quarter of 2016, the Company repurchased 64,762 shares at an average price of $18.38.  Between October 1, 2016 and November 2, 2016, we repurchased 92,052 shares at an average price of $18.17.    As of November 2, 2016, the Company had repurchased 564,022 million shares at an average of $16.68 since the inception of the 2016 Plan.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is authorized to purchase shares is $21.34 per share.

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

As of September  30, 2016, there was one shareholder whose ownership interest in the Company exceeded 4.9% (5.5%).  This shareholder’s ownership stake grew to exceed the 4.9% threshold as a result of the Company’s repurchase of its own shares and, as a result, did not trigger a distribution of rights under the Rights Plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

___________________________________________________________________________________________________________

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2015 Form 10-K for a discussion of these critical accounting policies and estimates.

ACCOUNTING AND REPORTING DEVELOPMENTS

___________________________________________________________________________________________________________

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

Item  1.  Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	September 30,	At
	2016	December 31,
	(Unaudited)	2015
ASSETS
Cash and cash equivalents	$21,741	$21,843
Restricted cash (includes $23,499 and $22,992 related to consolidated funds and ventures ("CFVs"))	59,269	40,033
Bonds available-for-sale (includes $144,894 and $174,961 pledged as collateral)	179,435	218,439
Investments in partnerships (includes $144,408 and $177,786 related to CFVs)	226,917	260,441
Other assets (includes $2,278 and $6,417 pledged as collateral and $36,314 and $18,834 related to CFVs)	101,542	58,315
Total assets	$588,904	$599,071

LIABILITIES AND EQUITY
Debt (includes $13,522 and $9,883 related to CFVs)	$246,828	$242,095
Accounts payable and accrued expenses	5,333	5,001
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,103	8,203
Other liabilities (includes $31,274 and $28,233 related to CFVs)	53,070	47,551
Total liabilities	$313,334	$302,850

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$143,511	$180,051
Common shareholders’ equity:
Common shares, no par value (6,053,773 and 6,516,275 shares issued and outstanding and 79,432 and 72,476 non-employee directors' and employee deferred shares issued at September 30, 2016 and December 31, 2015, respectively)	73,340	54,961
Accumulated other comprehensive income ("AOCI")	58,719	61,209
Total common shareholders’ equity	132,059	116,170
Total equity	275,570	296,221
Total liabilities and equity	$588,904	$599,071

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Interest on bonds	$3,230	$3,298	$9,189	$10,605
Interest on loans and short-term investments	1,195	396	2,518	1,940
Total interest income	4,425	3,694	11,707	12,545

Interest expense
Bond related debt	404	318	1,034	1,023
Non-bond related debt	181	305	652	585
Total interest expense	585	623	1,686	1,608
Net interest income	3,840	3,071	10,021	10,937

Non-interest revenue
Income on preferred stock investment	─	1,326	─	3,934
Asset management fees and reimbursements	2,383	1,924	6,536	4,920
Other income	1,109	656	2,710	2,189
Revenue from CFVs	1,163	209	2,708	409
Total non-interest revenue	4,655	4,115	11,954	11,452
Total revenues, net of interest expense	8,495	7,186	21,975	22,389

Operating and other expenses
Interest expense	1,121	1,300	3,238	6,204
Salaries and benefits	4,288	4,232	12,287	11,415
General and administrative	633	719	1,988	2,355
Professional fees	1,452	718	3,892	2,743
Other expenses	(3)	2,267	780	4,096
Expenses from CFVs	10,065	10,890	27,447	29,220
Total operating and other expenses	17,556	20,126	49,632	56,033

Net (loss) gains on bonds	(69)	626	2,254	5,001
Net gains on real estate and other investments	1,585	4,296	1,701	9,918
Net gains on derivatives, loans, other assets and extinguishment of liabilities	894	1,523	3,000	3,436
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	─	15,647	─
Equity in income from unconsolidated funds and ventures	1,478	281	8,065	374
Net losses related to CFVs	─	─	(598)	─
Equity in losses from lower tier property partnerships of CFVs	(4,993)	(3,919)	(15,616)	(16,266)
Net loss from continuing operations before income taxes	(10,166)	(10,133)	(13,204)	(31,181)
Income tax expense	(43)	(146)	(149)	(278)
Net income from discontinued operations, net of tax	1,285	83	1,451	244
Net loss	(8,924)	(10,196)	(11,902)	(31,215)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	13,099	13,780	37,812	42,252
Net income allocable to common shareholders	$4,175	$3,584	$25,910	$11,037

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic income per common share:
Income from continuing operations	$0.47	$0.52	$3.86	$1.54
Income from discontinued operations	0.21	0.01	0.23	0.04
Income per common share	$0.68	$0.53	$4.09	$1.58

Diluted income per common share:
Income from continuing operations	$0.44	$0.50	$3.86	$1.54
Income from discontinued operations	0.20	0.01	0.23	0.04
Income per common share	$0.64	$0.51	$4.09	$1.58

Weighted average common shares outstanding:
Basic	6,174	6,746	6,328	6,970
Diluted	6,549	7,091	6,331	6,970

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2016		2015		2016		2015
Net income allocable to common shareholders		$4,175		$3,584		$25,910	$11,037
Net loss allocable to noncontrolling interests		(13,099)		(13,780)		(37,812)	(42,252)
Net loss		$(8,924)		$(10,196)		$(11,902)	$(31,215)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains		$6,871		$8,165		$15,122	$13,205
Reversal of net unrealized losses (gains) on sold or redeemed bonds		─		386		(2,055)	(3,480)
Reclassification of unrealized losses to operations due to impairment		─		─		─	179
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure		─		─		(15,647)	─
Net change in other comprehensive income due to bonds		6,871		8,551		(2,580)	9,904
Foreign currency translation adjustment		59		(833)		90	(923)
Other comprehensive income (loss) allocable to common shareholders		$6,930		$7,718		$(2,490)	$8,981

Other comprehensive income (loss) allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$	─	$	─	$24

Comprehensive income to common shareholders		$11,105		$11,302		$23,420	$20,018
Comprehensive loss to noncontrolling interests		(13,099)		(13,780)		(37,812)	(42,228)
Comprehensive loss		$(1,994)		$(2,478)		$(14,392)	$(22,210)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2016	6,588	$54,961	$61,209	$116,170	$180,051	$296,221
Net income (loss)	─	25,910	─	25,910	(37,812)	(11,902)
Other comprehensive loss	─	─	(2,490)	(2,490)	─	(2,490)
Distributions	─	─	─	─	(1,476)	(1,476)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(60)	─	(60)	─	(60)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	17	263	─	263	─	263
Net change due to consolidation	─	─	─	─	2,748	2,748
Common share repurchases	(472)	(7,734)	─	(7,734)	─	(7,734)
Balance, September 30, 2016	6,133	$73,340	$58,719	$132,059	$143,511	$275,570

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,902)	$(31,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for credit losses and impairment (1)	20,112	25,237
Net equity in losses from equity investments in partnerships (1)	7,551	15,892
Net gains on bonds	(2,254)	(5,001)
Net losses related to CFVs	598	─
Net gains on real estate and other investments	(2,903)	(10,075)
Net gains on derivatives and loans	(165)	(657)
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	(15,647)	─
Advances on and originations of loans held for sale	─	(6,752)
Distributions received from investments in partnerships	7,392	─
Subordinated debt effective yield amortization and interest accruals	223	2,122
Depreciation and other amortization (1)	553	975
Foreign currency (income) loss	(713)	365
Stock-based compensation expense	1,697	1,702
Change in asset management fees payable related to CFVs	2,555	(4,448)
Other	697	64
Net cash provided by (used in) operating activities	7,794	(11,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	32,049	29,255
Advances on and originations of loans held for investment	(41,245)	(1,045)
Advances on and purchases of bonds	(7,217)	(15,123)
Investments in property partnerships and real estate	(2,319)	(27,002)
Proceeds from the sale of real estate and other investments	27,003	37,533
(Increase) decrease in restricted cash and cash of CFVs	(19,724)	19,907
Capital distributions received from investments in property partnerships	3,767	6,410
Net cash (used in) provided by investing activities	(7,686)	49,935

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	23,793	32,743
Repayment of borrowings	(14,793)	(37,232)
Purchase of treasury stock	(7,734)	(6,547)
Distributions paid to holders of noncontrolling interests	(1,476)	─
Other	─	167
Net cash used in financing activities	(210)	(10,869)
Net (decrease) increase in cash and cash equivalents	(102)	27,275
Cash and cash equivalents at beginning of period	21,843	29,619
Cash and cash equivalents at end of period	$21,741	$56,894
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,644	$6,091
Income taxes paid	174	224

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(2,490)	9,877
Debt and liabilities extinguished through sales and collections on bonds and loans	3,528	17,140
Increase (decrease) in debt through net loan fundings (paydowns)	(4,138)	4,886
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	30,299	─
Decrease in loans held for investment and increases in other assets due to investment in derivative assets	2,600	─
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	─	397

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—  Summary of Significant Accounting Policies

Organization

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  We invest for our own account and co-invest with our institutional capital partners.  We derive revenue from returns on our investments as well as asset management, performance and other fees from the investments, funds and ventures we manage.

The Company operates through three reportable segments.

United States (“U.S.”) Operations consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital and Other Investments (previously referred to as “Other Investments and Obligations” in the Company’s 2015 Quarterly Reports on Form 10-Q).   In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.  In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.   In our Energy Capital and Other Investments business line, our wholly owned subsidiary MMA Energy Capital (“MEC”) provides debt capital to develop, build and operate renewable energy systems.  We originate solar loans directly and through a joint venture that we have with an alternative asset manager (our “Solar Joint Venture”).  In this business line, we also manage legacy equity investments in real estate, solar assets and an investment in land.

International Operations is managed through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages three funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; and IHS Fund II (“IHS Fund II”), which is a multi-investor funds targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa.  MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to the properties of IHS-managed funds.

Corporate Operations is responsible for supporting accounting, reporting, compliance and financial planning and analysis services.

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

The unaudited interim consolidated financial statements as of, and for the three months and nine months ended September 30 2016, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

Prior Period Correction of an Immaterial Error

In the first quarter of 2016, the Company determined that, in connection with two bond investments that were acquired in 2006 and 2007, it had understated the recognition of interest income and had overstated the recognition of unrealized holding gains on such investments in other comprehensive income by an equal and offsetting amount.  This financial statement error, which had no impact on total common shareholders’ equity or diluted common shareholders’ equity per share, was attributable to the method used by the Company to reduce the reported balance of investment-related cost basis adjustments into interest income.  The method that was used in this case was determined not to be compliant with GAAP.

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

The effects of the revisions on our Consolidated Balance Sheet were as follows:

	As Previously
	Reported			As Revised
	December 31,			December 31,
(in thousands)	2015	Adjustment		2015
Common shareholders’ equity:
Common shares, no par value (6,053,773 and 6,516,275 shares issued and outstanding and 79,432 and 72,476 non-employee directors' and employee deferred shares issued at September 30, 2016 and December 31, 2015, respectively	$47,755		$7,206	$54,961
Accumulated other comprehensive income	68,415		(7,206)	61,209
Total common shareholders’ equity	$116,170	$	─	$116,170

The effects of the revisions on our Consolidated Statements of Equity were as follows:

	Common
	Equity
	Before
(in thousands)	AOCI	AOCI
As previously reported nine months ended September 30, 2015	$38,575	$66,305
Cumulative adjustment at December 31, 2014	6,323	(6,323)
Adjustment	872	(872)
As revised nine months ended September 30, 2015	$45,770	$59,110

The effects of the revisions on our Consolidated Statements of Operations were as follows:

			Net income	Basic	Diluted
			from	income	income
		Income tax	discontinued	per	per
	Interest on	benefit	operations	common	common
(in thousands, except per share data)	Bonds	(expense)	net of tax	share	share
As previously reported three months ended September 30, 2015	$3,131	$(146)	$83	$0.51	$0.49
Adjustment	167	─	─	0.02	0.02
As revised three months ended September 30, 2015	$3,298	$(146)	$83	$0.53	$0.51

As previously reported nine months ended September 30, 2015	$9,733	$(278)	$244	$1.46	$1.46
Adjustment	872	─	─	0.12	0.12
As revised nine months ended September 30, 2015	$10,605	$(278)	$244	$1.58	$1.58

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

Accounting for Revenue from Contracts with Customers

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services.  This guidance clarifies the implementation of principal versus agent considerations.  This new guidance is effective for us on January 1, 2018. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This guidance addresses certain implementation issues and clarifies the new revenue standard’s core revenue recognition principle.  This new guidance is effective for us on January 1, 2018.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

Accounting for Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.”  This guidance amends and clarifies the guidance on eight cash flow issues.  This new guidance is effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

The Company’s investments in other real estate related bonds include municipal bonds that were issued to finance the development of community infrastructure that supports a  mixed-use commercial development and are secured by incremental tax revenues generated from the development.  Investments in other real estate related bonds also include senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage backed security that finances multifamily housing.

The weighted average pay rate on the Company’s bond portfolio was 5.8% and 5.4% at September 30, 2016 and December  31, 2015, respectively.  Weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at September 30, 2016 and December  31, 2015, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2016
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$122,931	$75,770	$56,155	$131,925	107%
Other real estate related bond investments	47,788	41,923	5,587	47,510	99%
Total	$170,719	$117,693	$61,742	$179,435	105%

	At
	December 31, 2015
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$160,974	$98,694	$57,915	$156,609	97%
Other real estate related bond investments	62,385	55,423	6,407	61,830	99%
Total	$223,359	$154,117	$64,322	$218,439	98%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.

See Note 7, “Fair Value,” which describes factors that contributed to the $39.0 million decrease in the reported fair value of the Company’s bond portfolio for the nine months ended September 30, 2016.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At September 30, 2016,  the majority of the Company’s bonds amortize on a scheduled basis and have stated maturity dates between September 2017 and June 2056.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $14.2 million and $25.4 million, respectively, at September  30, 2016).

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at September  30, 2016, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
September 30, 2016	$42,877	$31,922	$46,704
October 1 through December 31, 2016	─	─	─
2017	─	─	─
2018	1,955	509	2,260
2019	─	─	─
2020	16,507	6,072	17,230
Thereafter	109,253	79,063	113,112
Bonds that may not be prepaid	127	127	129
Total	$170,719	$117,693	$179,435

The weighted average expected maturity of the Company’s investments in bonds that are not currently prepayable at par at September 30, 2016 was 5.2 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $28.7 million and $43.3 million at September 30, 2016 and December 31, 2015, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $0.1 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.4 million for the three months ended September 30, 2016 and 2015, and $1.3 million for the nine months ended June 30, 2016 and 2015.

During the nine months ended September 30, 2016, bonds that were on non-accrual status that had a fair value of $22.9 million at December 31, 2015 were sold or redeemed.  No bonds on non-accrual were sold or redeemed during the three months ended September 30, 2016.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Total current	$150,768	$175,106
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	28,667	43,333
Total	$179,435	$218,439

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $13.2 million and $10.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2016		2015		2016		2015
Net impairment recognized on bonds sold or redeemed during each period	$	─	$	─	$	─	$(179)
(Losses) gains recognized at time of sale or redemption (1)		(69)		626		2,254	5,001
Total net (losses) gains on bonds		$(69)		$626		$2,254	$4,822
(1)	The amount for the nine months ended September 30, 2016, reflects additional cash received for a bond that was previously redeemed in 2015.

In addition to gains described above, the Company also recognized in the first nine months of 2016 an $11.4 million gain in connection with a nonperforming bond with respect to which the Company had foreclosed upon the multifamily property that secured such investment.

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships.

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Investments in U.S. real estate partnerships (includes $11,248 and $13,374 related to VIEs) (1)	$27,702	$29,633
Investments in IHS-managed funds (includes $1,990 and $1,388 related to VIEs) (1)	3,330	2,501
Investment in the Solar Joint Venture	51,477	50,521
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	144,408	177,786
Total investments in partnerships	$226,917	$260,441
(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE.
(2)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At September  30, 2016,  $16.5 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At September  30, 2016, $6.1 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At September 30, 2016, $5.0 million of the reported carrying value pertains to equity investments acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  While these entities are determined to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for its investments in them using the equity method of accounting.

At September 30, 2016 and December 31, 2015, four and five of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $11.2 million and $13.4 million at September  30, 2016 and December 31, 2015, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $11.2 million and $20.3 million as of September  30, 2016 and December 31, 2015, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments and loan receivable.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2016	2015
(in thousands)
Total assets	$100,112	$114,697
Total liabilities	49,148	61,007

The following table provides information about the net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net (loss) income	$(688)	$(655)	$4,936	$(1,503)

Investments in IHS-Managed Funds

At September 30, 2016, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners and IHS Fund II) that range from a  1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At September 30, 2016, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners and IHS Fund II was $1.2 million, $2.0 million and $0.2 million, respectively.

As the SAWHF and IHS Fund II entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to Residential Partners I and, as a result, the Company believes that its risk of loss is limited to its investment balance of $2.0 million.  However, through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $13.1 million and $11.7 million as of September 30, 2016 and December 31, 2015, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2016	2015
(in thousands)
Total assets	$254,194	$235,858
Total liabilities	102,338	103,149

The table that follows provides information about the net income (loss) of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net (loss) income	$(7,207)	$(1,291)	$(15,919)	$2,042

Investment in Solar Venture

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

As of September  30, 2016, the Company had contributed $50.0 million in capital to the Solar Joint Venture.  As this entity was determined to not be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Joint Venture in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2016	2015
(in thousands)
Total assets	$105,734	$104,137
Total liabilities	3,309	3,585

The following table displays the net income (loss) of the Solar Joint Venture in which the Company held an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$2,958	$516	$8,515	$516

New Solar Joint Venture

On November 7, 2016, the Company entered into a venture with an affiliate of a leading global private investment firm.  The venture will operate under the name Renewable Energy Lending, LLC (“REL”), a Delaware limited liability company, and will provide financing for the construction and ongoing operations of solar power projects located throughout North America.  MEC will provide loan origination and administrative services to REL.  This venture is further described on a Form 8-K that the Company filed with the United States Securities & Exchange Commission on November 9, 2016.

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Other assets:
Loans held for investment	$42,639	$7,928
Loans held for sale	─	6,417
Real estate owned	3,237	8,669
Derivative assets	6,150	3,673
Solar facilities (includes other assets such as cash and other receivables)	1,897	2,073
Accrued interest receivable	1,547	2,115
Asset management fees and reimbursements receivable	1,555	1,121
Other assets	8,203	7,485
Other assets held by CFVs (1)	36,314	18,834
Total other assets	$101,542	$58,315
(1)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Loans Held For Investment (“HFI”)

The Company’s loans that are HFI primarily include solar loans.  We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net gains on derivatives, loans, other assets and extinguishment of liabilities.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Amortized cost	$43,294	$8,678
Net gains included in earnings	174	─
Allowance for loan losses	(829)	(750)
Loans held for investment, net	$42,639	$7,928

At September 30, 2016 and December 31, 2015,  HFI loans had an UPB of $50.9 million and $13.2 million, respectively, as well as deferred fees and other basis adjustments of $7.6 million and $4.5 million, respectively.

At September 30, 2016, the Company had six solar loans with a UPB of $44.1 million that are classified as held for investment but for which the fair value option (“FVO”) was elected to minimize certain operational challenges associated with accounting for these loans.

At September 30, 2016 and December 31, 2015,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and $1.1 million, respectively, and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At September 30, 2016 and December 31, 2015, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net gains on derivatives, loans, other assets and extinguishment of liabilities” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million and $12.4 million at September 30, 2016 and December 31, 2015, respectively, with a carrying value of zero and $6.4 million at September 30, 2016 and December 31, 2015, respectively.

During the third quarter of 2016, the Company redesignated three solar loans with a carrying value of $2.3 million from HFS to HFI.  However, because the Company elected the fair value option for these loans upon their origination, such assets are subsequently measured on a fair value basis through earnings.  At December 31, 2015, there were no solar loans that were 90 days or more past due and none of these have since been placed on non-accrual.

During the nine months ended September 30, 2016 and 2015, the Company did not recognize any lower of cost or market adjustments.

Unfunded Loan Commitments

At December 31, 2015, the Company had unfunded loan commitments totaling $0.5 million.  There were no unfunded loan commitments at September 30, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Cash	$ ─	$149
Building, furniture, fixtures and land improvement	618	4,014
Land	2,619	4,496
Other assets	─	10
Total	$3,237	$8,669

Depreciation expense was $0.1 million for the nine months ended September 30, 2015.  There was no depreciation expense for the three months ended September 30, 2016 and 2015, or for the nine months ended September 30, 2016.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company did not recognize any impairment losses for the three months and nine months ended September 30, 2016 and 2015.

Derivative Assets

At September 30 2016 and December 31, 2015, the Company had $6.2 million and $3.7 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At September 30, 2016 and December 31, 2015, the Company owned four and five solar facilities, respectively, that were classified as HFS and had a carrying value of $1.5 million and $2.0 million, respectively.  Accumulated depreciation prior to these facilities being classified as HFS was $1.6 million and $3.1 million at September 30, 2016 and December 31, 2015, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

During the first quarter of 2016, the Company sold one of its solar assets and recognized a gain of $0.1 million in its Consolidated Statements of Operations as a component of “Net gains on real estate.”

During the third quarter of 2016, the Company recognized a $0.2 million lower of cost or market adjustment within its Consolidated Statement of Operations as a component of “Net gains on derivatives, loans, other assets and extinguishment of liabilities.”

Asset Management Fees and Reimbursement Receivable

At September 30, 2016 and December 31, 2015, the Company had $1.6 million and $1.1 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $1.0 million and $0.8 million, respectively,  were due from IHS-managed funds and ventures.  As of September 30, 2016, the Company did not recognize asset management fee income from TC Fund I given uncertainties associated with when such revenue would be realized.

Note 5—Debt

The table below provides information about the carrying values and weighted average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	September 30, 2016		December 31, 2015
		Weighted Average		Weighted Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$1,186	2.2%	$1,137	1.5%
Due after one year	86,065	2.1	88,131	1.4
Notes payable and other debt – non-bond related
Due within one year	2,278	13.3	7,564	13.0
Due after one year	─	─	3,126	10.4

Total asset related debt	$89,529	2.4	$99,958	2.6

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,293	3.7	$3,069	3.0
Due after one year	126,722	3.3	129,185	3.0
Notes payable and other debt
Due within one year	1,385	4.0	─	─
Due after one year	12,377	2.6	─	─

Total other debt	$143,777	3.3	$132,254	3.0

Total asset related debt and other debt	$233,306	2.9	$232,212	2.8

Debt related to CFVs
Due within one year	$6,905	5.5	$6,802	5.5
Due after one year	6,617	4.6	3,081	4.3
Total debt related to CFVs	$13,522	5.1	$9,883	5.1

Total debt	$246,828	3.0	$242,095	2.9
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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at September 30, 2016 and December 31, 2015.
(3)

The subordinated debt balances include net cost basis adjustments of $8.8  million and $9.2 million at September 30, 2016 and December 31, 2015, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September  30, 2016:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2016	$3,155	$6,739	$9,894
2017	7,704	112	7,816
2018	60,665	119	60,784
2019	14,075	127	14,202
2020	30,037	135	30,172
Thereafter	108,966	5,362	114,328
Net premium and debt issue costs	8,704	928	9,632
Total	$233,306	$13,522	$246,828

At September 30, 2016, the Company was in compliance with all covenants under its debt obligations.

Asset Related Debt

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through total return swap (“TRS”) agreements.  In such transactions, the Company conveys its interest in bonds to a counterparty in exchange for cash consideration while simultaneously executing TRS agreements with the same counterparty for purposes of retaining the economic risks and returns of such investments.  The conveyance of the Company’s interest in bonds was treated for reporting purposes as a secured borrowing while TRS agreements that were executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instruments caused the conveyance of the Company’s interest in these bonds not to qualify for sale accounting treatment.

At September 30, 2016, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $83.2 million with a weighted average pay rate of 6.4% at September  30, 2016).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association (“SIFMA”) 7-day municipal swap index plus a spread on the TRS agreements (notional amount of $87.4 million with a weighted average pay rate of 2.2% at September  30, 2016).  The Company uses this pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Interest expense on notes payable and other debt – bond related totaled $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and for the nine months ended September 30, 2016 and 2015.

Notes Payable and Other Debt – Non-Bond Related

At September 30, 2016, notes payable and other debt – non-bond related consisted primarily of the debt obligation that the Company recognized in connection with a conveyance of solar loans to the Solar Joint Venture during the third quarter of 2015 that did not qualify for sale accounting treatment.

Interest expense on notes payable and other debt – non-bond related totaled $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiaries MMA Financial, Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at September  30, 2016:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$27,236	$(152)	$27,084	Amortizing	December 2027 and December 2033	8.00%
MFH	27,750	2,730	30,480	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,233	2,493	27,726	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,545	1,325	15,870	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,446	2,409	28,855	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$121,210	$8,805	$130,015

Interest expense on the subordinated debt totaled $1.1 million and $0.9 million for the three months ended September  30, 2016 and 2015,  respectively, and $3.2 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Notes Payable and Other Debt

This debt was primarily recognized in connection with the conveyance of a bond to a buyer with whom the Company concurrently executed a TRS.  In this case, the transfer of the bond did not qualify as a sale and, as a result, the proceeds received from the buyer were recognized as a debt obligation.  The bond was issued by a partnership that owns an affordable multifamily property and that was consolidated by the Company in the second quarter of 2016.  See Note 13, “Consolidated Funds and Ventures,” for more information.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2016 and December  31, 2015.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.  Additionally, the Company holds one warrant that it received as partial consideration in connection with a renewable energy financing transaction.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives, loans and other assets.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	September 30, 2016		December 31, 2015
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,347	$840	$3,658	$1,023
Basis swaps	201	─	─	─
Interest rate cap	2	─	15	─
Interest rate swap	─	765	─	690
Warrant	2,600	─	─	─
Total derivative instruments	$6,150	$1,605	$3,673	$1,713

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Total return swaps	$106,439	$111,845
Basis swaps	135,500	─
Interest rate cap	45,000	45,000
Interest rate swap	7,616	7,675
Total dollar-based derivative instruments	$294,555	$164,520

Warrant (shares) (1)	45,872	─
Total share-based derivative instruments	45,872	─

(1)	Notional amount represents the quotient derived by dividing the warrant coverage by the share calculation price.

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)		Gains (Losses)
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Total return swaps (1)	$799	$1,585	$3,119	$3,789
Basis swaps	207	─	207	─
Interest rate cap	2	(48)	(12)	(168)
Interest rate swap (2)	(63)	(164)	(285)	(335)
Total	$945	$1,373	$3,029	$3,286
(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash received was $1.0 million for the three months ended September 30, 2016 and 2015.  Net cash received was $3.2 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended September 30, 2016 and 2015.  Net cash paid was $0.2 million for the nine months ended September 30, 2016 and 2015.

On October 14, 2016, we terminated two, and downsized one, pay London Interbank Offer Rate (“LIBOR”)-receive SIFMA basis swaps that had a combined notional balance of $70.0 million.  Additionally, the Company executed two pay-fixed interest swaps that had a combined notional amount of $105.0 million for purposes of synthetically fixing our cost of funding associated with a portion of outstanding TRS that is indexed to SIFMA.  We also executed a pay SIFMA-receive LIBOR basis swap, a pay fixed-receive SIFMA interest rate swap and a LIBOR interest rate cap to collectively hedge $70.0 million (in notional terms) of LIBOR-based exposure associated with subordinated debt of the Company.

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

		Fair Value Measurements
	At
	September 30,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$179,435	$	─	$	─	$179,435
Loans held for investment	41,663		─		─	41,663
Derivative instruments	6,150		─		203	5,947

Liabilities:
Derivative instruments	$1,605	$	─	$	─	$1,605

		Fair Value Measurements
	At
	December 31,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,439	$	─	$	─	$218,439
Loans held for sale	6,417		─		─	6,417
Derivative instruments	3,673		─		15	3,658

Liabilities:
Derivative instruments	$1,713	$	─	$	─	$1,713

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

For the three months and nine months ended September 30, 2016 and 2015, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, July 1, 2016	$182,831	$23,700		$2,742	$3,980	$(2,038)
Net (losses) gains included in earnings	(1,337)	173		─	(633)	433
Net change in other comprehensive income (1)	6,871	─		─	─	─
Impact from purchases	7,217	─		─	─	─
Impact from loan originations	─	15,512		216	2,600	─
Impact from sales/redemptions	(7,217)	─		(680)	─	─
Impact from settlements	(8,930)	─		─	─	─
Transfer from loans HFS to loans HFI	─	2,278		(2,278)	─	─
Balance, September 30, 2016	$179,435	$41,663	$	─	$5,947	$(1,605)
(1)	This amount includes $6.9 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional (losses) gains that were recognized by the Company for the three months ended September 30, 2016:

(in thousands)	Net losses on bonds (1)		Net gains on loans (2)	Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized gains (losses) related to assets and liabilities still held at September 30, 2016	$	─	$173	$(1,337)	$(200)
Additional realized losses recognized		(69)	─	─	936
Total (losses) gains reported in earnings		$(69)	$173	$(1,337)	$736
(1)	Amounts are reflected through “Net (loss) gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, July 1, 2015	$207,662	$4,932	$3,333	$(1,360)
Net (losses) gains included in earnings	(1,138)	─	507	(19)
Net change in other comprehensive income (1)	8,551	─	─	─
Impact from purchases	15,123	─	─	─
Impact from loan originations	─	7,398	─	─
Impact from sales/redemptions	(10,240)	─	─	─
Impact from settlements	(1,900)	(290)	(299)	─
Balance, September 30, 2015	$218,058	$12,040	$3,541	$(1,379)
(1)	This amount includes $8.2 million of unrealized net holding gains arising during the period, as well as the reversal of $0.4 million of unrealized losses related to bonds that were sold or redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the three months ended September 30, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2015	$	─	$(1,138)	$488
Additional realized gains recognized		626	─	933
Total gains (losses) reported in earnings		$626	$(1,138)	$1,421
(1)	Amounts are reflected through “Net (loss) gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─		$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(3,820)		173		─	(311)	108
Net change in other comprehensive income (1)	13,067		─		─	─	─
Impact from purchases	7,217		─		─	─	─
Impact from loan originations	─		39,212		4,531	2,600	─
Impact from sales/redemptions	(10,986)		─		(8,670)	─	─
Impact from bonds extinguished due to consolidation or real estate foreclosure	(30,300)		─		─	─	─
Impact from settlements	(14,182)		─		─	─	─
Transfer from loans HFS to loans HFI	─		2,278		(2,278)	─	─
Balance, September 30, 2016	$179,435		$41,663	$	─	$5,947	$(1,605)
(1)

This amount includes $15.1 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized gains related to bonds that were sold/redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the nine months ended September 30, 2016:

(in thousands)	Net gains on bonds (1)		Net gains on loans (2)	Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized gains (losses) related to assets and liabilities still held at September 30, 2016	$	─	$173	$(3,770)	(203)
Change in unrealized losses related to assets and liabilities held at January 1, 2016, but settled during 2016		─	─	(50)	─
Additional realized gains recognized		2,254	─	─	3,038
Total gains reported in earnings		$2,254	$173	$(3,820)	$2,835
(1)	Amounts are reflected through “Net (loss) gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net (losses) gains included in earnings	(3,984)		─	1,301	(626)
Net change in other comprehensive income (1)	9,904		─	─	─
Impact from loan originations	─		12,466	─	─
Impact from purchases	15,123		─	─	─
Impact from sales/redemptions	(20,114)		─	─	─
Impact from settlements	(5,770)		(426)	(299)	─
Balance, September 30, 2015	$218,058		$12,040	$3,541	$(1,379)
(1)

This amount represents $13.2 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $3.5 million of unrealized bond gains related to bonds that were sold/redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the nine months ended September 30, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2015	$	─	$(3,805)	$675
Change in unrealized losses related to assets and liabilities held at January 1, 2015, but settled during 2015		(179)	─	─
Additional realized gains recognized		5,001	─	2,779
Total gains (losses) reported in earnings		$4,822	$(3,805)	$3,454
(1)	Amounts are reflected through “Net (loss) gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

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

	Fair Value Measurement as of September 30, 2016
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$95,171	Discounted cash flow	Market yield	4.0 - 5.5%	4.6%
Non-performing	28,667	Discounted cash flow	Market yield	7.1 - 7.8	7.4
			Capitalization rate	6.1 - 7.0	6.5
			Net operating income ("NOI") annual growth rate	(1.2) - 0.4	(0.04)
Subordinated cash flow	8,087	Discounted cash flow	Market yield	7.0 - 7.6	7.2
			Capitalization rate	6.2 - 6.7	6.4
			NOI annual growth rate	(0.7) - 0.6	0.3
Infrastructure bonds	26,591	Discounted cash flow	Market yield	6.8 - 8.0	7.2
Other bonds	20,919	Discounted cash flow	Market yield	3.4 - 5.6	4.5
Loans held for investment	43,008	Discounted cash flow	Market yield	7.4 - 15.0	13.0
Derivative instruments:
Total return swaps	3,029	Discounted cash flow	Market yield	3.8 - 7.8	5.4
	(522)	Discounted cash flow	Market yield	6.1 - 7.4	7.0
			Capitalization rate	7.0 - 8.3	7.9
			NOI annual growth rate	0.6 - 2.7	2.1
Interest rate derivatives	(765)	Discounted cash flow	Market yield	20.9	20.9
Warrant	2,600	Hybrid PWERM	Total equity value	$347,900	347,900
			Equity volatility	69.5%	69.5%
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

(2)	Weighted averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement as of December 31, 2015
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$84,203	Discounted cash flow	Market yield	4.6 - 7.1%	5.6%
	20,226	Discounted cash flow	Market yield	8.2 - 8.7	8.4
			Capitalization rate	7.0 - 7.5	7.2
			NOI annual growth rate	0.4 - 1.4	1.0
Non-performing	43,333	Discounted cash flow	Market yield	7.5 - 7.9	7.7
			Capitalization rate	6.2 - 6.5	6.3
			NOI annual growth rate	0.5 - 1.2	0.9
Subordinated cash flow	8,847	Discounted cash flow	Market yield	7.8 - 7.9	7.9
			Capitalization rate	6.4 - 6.6	6.5
			NOI annual growth rate	(0.7) - 0.8	0.4
Infrastructure bonds	9,381	Discounted cash flow	Market yield	8.5	8.5
	17,475	Dealer pricing
Other bonds	34,974	Dealer pricing
Loans held for sale	6,417	Discounted cash flow	Market yield	10.0 - 15.0	13.5
Derivative instruments:
Total return swaps	(983)	Discounted cash flow	Market yield	8.7	8.7
			Capitalization rate	7.5	7.5
			NOI annual growth rate	2.9	2.9
	3,618	Dealer pricing
Interest rate derivatives	(690)	Discounted cash flow	Market yield	26.2	26.2
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

(2)	Weighted averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

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

o

For performing multifamily, infrastructure bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  The Company generally utilizes the AAA Municipal Market Data tax-exempt rate ("MMD") for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

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

o	For our interest rate swaps, the Company’s projection of expected future cash flows reflects scheduled settlement payments that are expected to be exchanged over the life of such contracts.

•

Dealer pricing – This valuation technique utilizes one dealer price to estimate fair value.  We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs are disclosed in the table above.

•

Hybrid PWERM – This valuation technique is a hybrid between the probability weighted expected return methodology (“PWERM“) and an options pricing methodology (“OPM”) and estimates a probability weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one or more of those scenarios.

o

The Hybrid Method estimates per share value of each class of stock covered by a warrant by considering a probability weighted analysis of enterprise values associated with a set of likely future scenarios for the issuer of stock. For each future scenario, the enterprise value is allocated to the different equity classes based on their respective economic rights. The future per-share values for each scenario are then discounted to the present and weighted by the probabilities associated with each scenario.

o

The OPM is used to allocate an issuer’s equity value to its different equity share classes.  The OPM treats common stock and preferred stock as call options on the enterprise’s equity value, with exercise prices based on the liquidation preferences of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to shareholders exceed the value of the liquidation preferences at the time of a liquidity event (for example, a merger or sale), assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by the shareholders. The common stock is modeled as a call option that gives its owner the right, but not the obligation, to buy the underlying equity value at a predetermined or exercise price. In the model, the exercise price is based on a comparison with the equity value rather than, as in the case of a "regular" call option, a comparison with a per-share stock price. Thus, common stock is considered to be a call option with a claim on the equity at an exercise price equal to the remaining value immediately after the preferred stock is liquidated.

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

•

Capitalization rate – is calculated as the ratio between the NOI produced by a commercial real estate property and the price for such asset.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•

NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis. These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property.  Generally, an increase in NOI will result in an increase to the fair value of the property.

•

Total equity value –  represents the value of the enterprise less the fair value of the debt resulting in the basis for allocating the equity value among the enterprise's classes of preferred and common stock.  A significant increase in this input in isolation would result in a significantly higher fair value measurement.

•	Equity volatility – is the degree of variability of a trading price series over time as measured by the standard deviation of 55 returns. Generally, an increase in this input in isolation would result in a higher fair value measurement for financial instruments with option type characteristics.

Non-Recurring Changes in Fair Value

At September  30, 2016, the Company measured one of its loans classified as held for investment at fair value on a non-recurring basis for the purpose of recognizing an impairment loss.  The fair value measurement of this loan, which was categorized as Level 3, was determined using a discounted cash flow methodology.  Additionally, the Company recognized a $0.2 million lower of cost or market adjustment in the third quarter of 2016 related to one of its solar assets.  The fair value measurement of the solar asset, which was categorized as Level 3, was determined using a discounted cash flow methodology.

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

	At
	September 30, 2016
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$21,741	$21,741	$	─	$	─
Restricted cash	35,770	35,770		─		─
Restricted cash related to CFVs	23,499	23,499		─		─
Asset management fee receivable from TC Fund I	─	─		─		1,794
Guarantee fee receivable from TC Fund I	4,227	─		─		4,227
Loans held for investment	743	─		─		701
Loans held for investment related to CFVs	65	─		─		315

Liabilities:
Notes payable and other debt, bond related	87,251	─		─		87,351
Notes payable and other debt, non-bond related	16,040	─		─		16,040
Notes payable and other debt related to CFVs	13,522	─		─		6,998
Subordinated debt issued by MFH	102,931	─		─		34,809
Subordinated debt issued by MFI	27,084	─		─		19,368
Guarantee obligations (1)	4,191	─		─		13,092
(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $8.9 million as of September 30, 2016, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

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

Asset management fee receivable from TC Fund I – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon a market yield.

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 15.5% and 20% as of September 30, 2016 and December 31, 2015, respectively.  As outlined in the table above, at September 30, 2016, the aggregate fair value was measured at $54.1 million.  At September  30, 2016, the measured fair value of this debt would have been $62.7 million and $47.6 million using a market yield of 13% and 18%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Guarantee obligations – The fair value of these obligations represents an estimate of what we would pay to transfer such obligations to a third party in an orderly transaction at the measurement date.   The carrying value of these obligations, which reflects the unamortized balance of deferred guarantee fees received by the Company (a systematic and rational method of amortization is used to subsequently measure such liabilities for reporting purposes), approximates their fair value.  However, as further discussed in Note 8, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 LIHTC funds that are consolidated for financial reporting purposes.  As a result, the unamortized balance of deferred guarantee fees associated with such funds is eliminated for reporting purposes.  Therefore, such amounts are not included in the carrying value of the Company’s guarantee obligations as reported in the preceding tables.  Nonetheless, the Company believes that, in measuring the fair value of these guarantees, market participants would assume that the unamortized balance of deferred guarantee fees is a reasonable proxy for what the Company would be expected to pay to assign its guarantee obligations to a third party.  Accordingly, the unamortized balance of deferred guarantee fees associated with such guarantees, while not included in the reported carrying value of the Company's guarantee obligations, is included in the disclosed fair value of the Company's guarantee obligations.

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

At September  30, 2016 and December 31, 2015, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $14.5 million and $13.0 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond from certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  As of September  30, 2016 and December 31, 2015, the Company had $15.5 million and $16.4 million, respectively, of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.    The Company made no other guaranteed payments for the three months and nine months ended September 30, 2016 and 2015.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  As of September 30, 2016, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At September 30, 2016 and December 31, 2015, the Company had $8.9 million and $10.8 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to annually make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the bank will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At September 30, 2016, the Company had $3.9 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of September 30, 2016 and December 31, 2015, the Company had $10.0 million of collateral pledged towards TC Fund I.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	September 30, 2016		December 31, 2015
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$490,843	$252	$490,843	$451
TC Fund I	109,599	3,910	109,599	4,227
LTPPs	1,223	29	1,223	80
(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $482.7 million related to the 11 Guaranteed Funds we consolidated at September 30, 2016 and December 31, 2015.  See Note 13, “Consolidated Funds and Ventures,” for more information.

Collateral and Restricted Assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at September 30, 2016 and December 31, 2015.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	September 30, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$16,033	$139,094	$ ─	$	─	$155,127
Other (1)	19,737	5,800	─		2,278	27,815
CFVs (2)	23,499	─	144,408		36,314	204,221
Total	$59,269	$144,894	$144,408		$38,592	$387,163

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2015
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,697	$160,876	$ ─	$	─	$165,573
Other (1)	12,344	14,085	─		6,417	32,846
CFVs (2)	22,992	─	177,786		18,834	219,612
Total	$40,033	$174,961	$177,786		$25,251	$418,031

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

Note 9—Commitments and Contingencies

Operating Leases

As of September 30, 2016, the Company had two non-cancelable operating leases that expire in 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million for the three months ended September 30, 2016 and 2015, and $0.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at September  30, 2016:

(in thousands)
2016	$66
2017	274
2018	292
2019	310
2020	190
Thereafter	433
Total minimum future rental commitments	$1,565

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business.  These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At September 30, 2016, the Company had no significant litigation matters.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income from continuing operations	$2,890	$3,501	$24,459	$10,793
Net income from discontinued operations	1,285	83	1,451	244
Net income to common shareholders	$4,175	$3,584	$25,910	$11,037

Basic weighted average shares (1)	6,174	6,746	6,328	6,970
Common stock equivalents (2), (3), (4)	375	345	3	─
Diluted weighted average shares	6,549	7,091	6,331	6,970

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At September 30, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 375,001 and 371,523 for the three months and nine months ended September 30, 2016, respectively.  In addition, 9,468 employee deferred shares had a dilutive weighted average share impact of 2,730 for the nine months ended September 30, 2016.  There was no dilutive impact for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At September 30, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 345,144 and 337,228 for the three months and nine months ended September 30, 2015, respectively.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted average share impact of 9,468 and 13,318 for the three months and nine months ended September 30, 2015, respectively.  For the nine months ended September 30, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the nine months ended September 30, 2016, the weighted average number of options excluded from the calculations of diluted earnings per share was 2,222, either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.  No options were excluded from the calculations of diluted earnings per share for the three months ended September 30, 2016.  For the three months and nine months ended September 30, 2015, the weighted average number of options excluded from the calculations of diluted earnings per share was 24,211 either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On  December 14, 2015, the Board authorized a 2016 share repurchase program (“2016 Plan”) for up to 600,000 shares.  During the third quarter of 2016, the Company repurchased 64,762 shares at an average price of $18.38.    Between October 1, 2016 and November 2, 2016, the Company repurchased 92,052 shares at an average price of $18.17.  As of November 2, 2016, the Company had repurchased 564,022 shares at an average price of $16.68 since the inception of the 2016 Plan.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $21.34 per share.

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

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Guaranteed Funds	$137,180	$176,070
Consolidated Property Partnerships	6,250	3,950
IHS PM	81	31
Total	$143,511	$180,051

Guaranteed Funds

At September 30, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At September 30, 2016 and December 31, 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 13, “Consolidated Funds and Ventures,” for more information.

IHS PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At September 30, 2016 and December 31, 2015, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended September 30, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, July 1, 2016	$54,871	$(3,082)	$51,789
Unrealized net gains	6,871	59	6,930
Net change in AOCI	6,871	59	6,930
Balance, September 30, 2016	$61,742	$(3,023)	$58,719

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended September 30, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, July 1, 2015	$52,114	$(722)	$51,392
Unrealized net gains (losses)	8,165	(833)	7,332
Reversal of unrealized gains on redeemed bonds	386	─	386
Net change in AOCI	8,551	(833)	7,718
Balance, September 30, 2015	$60,665	$(1,555)	$59,110

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the nine months ended September 30, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains	15,122	90	15,212
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(2,055)	─	(2,055)
Reclassification of unrealized bond gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(15,647)	─	(15,647)
Net change in AOCI	(2,580)	90	(2,490)
Balance, September 30, 2016	$61,742	$(3,023)	$58,719

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the nine months ended September 30, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2015	$50,761	$(632)	$50,129
Unrealized net gains (losses)	13,205	(923)	12,282
Reclassification of unrealized gains on sold or redeemed bonds	(3,480)	─	(3,480)
Reclassification of unrealized losses to operations due to impairment	179	─	179
Net change in AOCI	9,904	(923)	8,981
Balance, September 30, 2015	$60,665	$(1,555)	$59,110

Note  11—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Employees’ Stock-Based Compensation Plans	$30	$291	$1,579	$1,592
Non-employee Directors’ Stock-Based Compensation Plans	89	74	236	221
Total	$119	$365	$1,815	$1,813

Employees’ Stock-Based Compensation Plans

As of September  30, 2016, there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options with stock price targets are vested as of September 30, 2016.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted
			average
		Weighted	Remaining
		average	Contractual
		Exercise	Life	Aggregate
	Number of	Price per	per option	Intrinsic	Period End
(in thousands, except per option data)	Options	Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2015	416	$3.52	6.3	$3,196	$3,281
Forfeited/Expired in 2015	─
Outstanding at December 31, 2015	416	3.52	5.3	5,283	5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at September 30, 2016	410	1.56	4.7	6,829	6,842

Number of options that were exercisable at:
December 31, 2015	398	3.60	5.3
September 30, 2016	410	1.56	4.7

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000; 416,211; and 412,100; at September 30, 2016, December 31, 2015 and January 1, 2015, respectively.

The value of employee options increased by $1.6 million during the nine months ended September 30, 2016, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees:

Weighted
average Grant
	Deferred Share	Date Share	Period End
(in thousands, except per share data)	Grants	Price	Liability
Balance, January 1, 2016	10	$4.40	$126
Granted in 2016	─	─
Issued in 2016	(10)	4.40
Forfeited in 2016	─	─
Balance, September 30, 2016	─	─	─

All employee deferred shares were vested and issued during the first quarter of 2016.  The Company recognized $18,741 of additional compensation expense related to employee deferred shares during the first quarter of 2016 mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 418,608 were available to be issued at September  30, 2016.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the nine months ended September 30, 2016 and 2015.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted
		Shares	Shares	average Grant	Options	Directors' Fees
	Cash	Granted	Granted	Date Share Price	Vested	Expense
September 30, 2016	$118,125	─	6,956	$16.98	─	$236,250
September 30, 2015	110,625	4,779	4,943	11.38	─	221,500

Note  12—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months and nine months ended September  30, 2015 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Other income	$83	$83	$250	$250
Other expense	─	─	(1)	(6)
Income tax expense	─	─	─	─
Net income before disposal activity	83	83	249	244
Disposal:
Net gains on real estate and other investments	1,202	─	1,202	─
Net income to common shareholders from discontinued operations	$1,285	$83	$1,451	$244

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

Consolidated Property Partnerships

As of September 30, 2016, the Company is the general partner in three LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Additionally, on December 31, 2015, in conjunction with TC Fund I's acquisition of a portfolio of low income housing tax credit partnership investments, the Company acquired a 99.89% limited partnership interest in an entity that owns an affordable multifamily property.  Because the Company was determined to be the primary beneficiary, these four entities have been consolidated by the Company for financial reporting purposes as of September 30, 2016.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Cash, cash equivalents and restricted cash	$23,499	$22,992
Investments in LTPPs	144,408	177,786
Real estate held for use, net	25,456	9,821
Real estate held for sale, net	3,220	─
Other assets	7,638	9,013
Total assets of CFVs	$204,221	$219,612

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Total assets of the LTPPs (1)	$1,167,141	$1,216,319
Total liabilities of the LTPPs (1)	987,419	1,008,835

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $482.7 million at September 30, 2016 and December 31, 2015, respectively, while the Company’s maximum exposure to loss related to its investments in bonds was $100.5 million and $126.4 million at September 30, 2016 and December 31, 2015, respectively.

Real estate held for use, net

The carrying value of the assets of consolidated property partnerships was comprised of the following:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Building, furniture and fixtures	$22,976	$8,696
Accumulated depreciation	(656)	(89)
Land	3,136	1,214
Total	$25,456	$9,821

Depreciation expense was $0.3 million and $0.6 million for the three months and nine months ended September 30, 2016, respectively.  There was no depreciation expense for the three months and nine months ended September 30, 2015.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months and nine months ended September 30, 2016 and 2015.

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

During the third quarter of 2016, the Company acquired a 0.01% general partnership interest in an entity that that owns an affordable multifamily property.  The Company accounted for this acquisition as a business combination and, as part of this transaction, acquired cash, tangible assets, which included land, building, furniture, fixtures and equipment and assumed liabilities of the partnership.  The fair value of the partnership’s tangible assets was determined by discounting the expected future cash flows associated with the underlying property, using market discount and capitalization rates, less estimated selling costs.  The total consideration paid by the Company of $0.1 million for the acquisition was equal to the net fair value of the assets acquired, liabilities assumed and noncontrolling interest.  The fair value of the noncontrolling interest at the date of acquisition was $0.9 million.

Real estate held for sale, net

The carrying value of assets of the consolidated property partnership was comprised of the following:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Cash	$754	$ ─
Building, furniture and fixtures	1,955	─
Land	495	─
Other assets	16	─
Total	$3,220	$ ─

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2016	2015
Debt (1), (2)	$13,522	$9,883
Unfunded equity commitments to unconsolidated LTPPs	8,103	8,203
Asset management fee payable	27,383	24,828
Other liabilities	3,891	3,405
Total liabilities of CFVs	$52,899	$46,319
(1)	At September 30, 2016 and December 31, 2015, $6.7 million of this debt had a UPB equal to its carrying value, a weighted average effective interest rate of 5.5%, and was due on demand.
(2)

At September 30, 2016, $6.8 million of this debt was related to three consolidated property partnerships and had a UPB of $5.9 million and weighted average effective interest rate of 4.6% with various maturity dates through May 1, 2039.  At December 31, 2015, $3.2 million of this debt was related to two consolidated property partnerships and had a UPB of $2.8 million and weighted average effective interest rate of 4.3% with various maturity dates through May 1, 2039.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2016	2015		2016	2015
Revenue:
Rental and other income from real estate	$943	$	─	$1,727	$	─
Interest and other income	220		209	981		409
Total revenue from CFVs	1,163		209	2,708		409

Expenses:
Depreciation and amortization	851		553	2,219		1,655
Interest expense	128		89	387		267
Other operating expenses	1,821		1,123	4,807		3,599
Asset impairments	7,265		9,125	20,034		23,699
Total expenses from CFVs	10,065		10,890	27,447		29,220

Net losses related to CFVs:
Investment loss	─		─	(598)		─
Equity in losses from LTPPs of CFVs	(4,993)		(3,919)	(15,616)		(16,266)
Net loss	(13,895)		(14,600)	(40,953)		(45,077)
Net losses allocable to noncontrolling interests in CFVs (1)	13,101		13,792	37,923		42,264
Net loss allocable to the common shareholders related to CFVs	$(794)		$(808)	$(3,030)		$(2,813)
(1)

Excludes $2 and $111 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September 30, 2016.  Excludes $13 and $12 of net gain allocable to the minority interest holder in IHS PM for the three months and nine months ended September 30, 2015.  These amounts are excluded from this presentation because IHS PM related activity is not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Guarantee fees	$288	$331	$950	$993
Interest income	192	─	257	─
Equity in losses from LTPPs	(1,337)	(1,139)	(3,820)	(3,806)
Equity in income from Consolidated Property Partnerships	63	─	181	─
Other expenses	─	─	(598)	─
Net loss allocable to the common shareholders related to CFVs	$(794)	$(808)	$(3,030)	$(2,813)

Note  14—Segment Information

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs.

We have revised the presentation for the three months and nine months ended September 30, 2015, which had no impact on Net income to common shareholders.

	For the three months ended September 30, 2016
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$4,573		$35	$9	$(192)	(1)	$4,425
Total interest expense	(500)		─	(85)	─		(585)
Net interest income	4,073		35	(76)	(192)		3,840

Total fee and other income	2,011		1,744	25	(288)	(2)	3,492
Revenue from CFVs	1,163		─	─	─		1,163
Total non-interest revenue	3,174		1,744	25	(288)		4,655
Total revenues, net of interest expense	7,247		1,779	(51)	(480)		8,495
Operating and other expenses:
Interest expense	(47)		(1)	(1,073)	─		(1,121)
Operating expenses	(2,610)		(2,406)	(1,357)	─		(6,373)
Other expenses, net	(503)		538	(32)	─		3
Expenses from CFVs	(10,608)		─	─	543	(1), (2), (3)	(10,065)
Total operating and other expenses	(13,768)		(1,869)	(2,462)	543		(17,556)
Net gains on assets, derivatives and extinguishment of liabilities	2,427		1	(18)	─		2,410
Equity in income (losses) from unconsolidated funds and ventures	1,712		(171)	─	(63)		1,478
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,993)	(4)	─	─	─		(4,993)
Income (loss) from continuing operations before income taxes	(7,375)		(260)	(2,531)	─		(10,166)
Income tax expense	─		─	(43)	─		(43)
Income from discontinued operations, net of tax	1,285		─	─	─		1,285
Net income (loss)	(6,090)		(260)	(2,574)	─		(8,924)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	13,101		(2)	─	─		13,099
Net income (loss) allocable to common shareholders	$7,011		$(262)	$(2,574)	$ ─		$4,175
(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.2 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the third quarter of 2016 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.5 million of gains in U.S. Operations.

(4)

Mainly represents equity in losses from the LTPPs that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”).  The Company is allocated equity in losses in situations where the Guaranteed Funds’ equity investment in the LTPP has reached zero, but the Company has a bond investment represented by mortgage debt owned by the LTPP.  For purposes of the table above, the Company recognized $1.3 million of losses in U.S. Operations and reduced the CFVs losses by the same amount.

	For the three months ended September 30, 2015
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$3,653		$17	$24	$ ─		$3,694
Total interest expense	(498)		─	(125)	─		(623)
Net interest income	3,155		17	(101)	─		3,071

Total fee and other income	2,665		1,571	1	(331)	(1)	3,906
Revenue from CFVs	209		─	─	─		209
Total non-interest revenue	2,874		1,571	1	(331)		4,115
Total revenues, net of interest expense	6,029		1,588	(100)	(331)		7,186
Operating and other expenses:
Interest expense	(273)		(29)	(998)	─		(1,300)
Operating expenses	(1,917)		(2,563)	(1,189)	─		(5,669)
Other expenses	(156)		(2,094)	(17)	─		(2,267)
Expenses from CFVs	(11,221)		─	─	331	(1)	(10,890)
Total operating and other expenses	(13,567)		(4,686)	(2,204)	331		(20,126)
Net gains on assets, derivatives and extinguishment of liabilities	6,445		─	─	─		6,445
Equity in (losses) income from unconsolidated funds and ventures	370		(89)	─	─		281
Equity in losses from Lower Tier Property Partnerships of CFVs	(3,919)	(2)	─	─	─		(3,919)
Income (loss) from continuing operations before income taxes	(4,642)		(3,187)	(2,304)	─		(10,133)
Income tax expense	(28)		─	(118)	─		(146)
Income from discontinued operations, net of tax	83		─	─	─		83
Net income (loss)	(4,587)		(3,187)	(2,422)	─		(10,196)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	13,792		(12)	─	─		13,780
Net income (loss) allocable to common shareholders	$9,205		$(3,199)	$(2,422)	$ ─		$3,584
(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the third quarter of 2015 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

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

	For the nine months ended September 30, 2016
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$11,836		$91	$37	$(257)	(1)	$11,707
Total interest expense	(1,391)		─	(295)	─		(1,686)
Net interest income	10,445		91	(258)	(257)		10,021

Total fee and other income	5,118		5,025	53	(950)	(2)	9,246
Revenue from CFVs	2,708		─	─	─		2,708
Total non-interest revenue	7,826		5,025	53	(950)		11,954
Total revenues, net of interest expense	18,271		5,116	(205)	(1,207)		21,975
Operating and other expenses:
Interest expense	(61)		(1)	(3,176)	─		(3,238)
Operating expenses	(6,982)		(6,434)	(4,751)	─		(18,167)
Other expenses, net	(1,955)		658	(81)	598	(3)	(780)
Expenses from CFVs	(28,237)		─	─	790	(1), (2), (4)	(27,447)
Total operating and other expenses	(37,235)		(5,777)	(8,008)	1,388		(49,632)
Net gains on assets, derivatives and extinguishment of liabilities	6,968		1	(14)	─		6,955
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	15,647		─	─	─		15,647
Equity in income (losses) from unconsolidated funds and ventures	8,637		(391)	─	(181)		8,065
Net gains related to CFVs	(598)		─	─	─		(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(15,616)	(5)	─	─	─		(15,616)
Income (loss) from continuing operations before income taxes	(3,926)		(1,051)	(8,227)	─		(13,204)
Income tax expense	─		─	(149)	─		(149)
Income from discontinued operations, net of tax	1,451		─	─	─		1,451
Net income (loss)	(2,475)		(1,051)	(8,376)	─		(11,902)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	37,923		(111)	─	─		37,812
Net income (loss) allocable to common shareholders	$35,448		$(1,162)	$(8,376)	$ ─		$25,910
(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first nine months of 2016 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents a lower of cost or market adjustment on a property held for sale that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in other expenses for U.S. Operations.

(4)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.8 million of gains in U.S. Operations.

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

	For the nine months ended September 30, 2015
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$12,441		$51	$53	$ ─		$12,545
Total interest expense	(1,207)		─	(401)	−		(1,608)
Net interest income	11,234		51	(348)	─		10,937

Total fee and other income	7,360		4,187	489	(993)	(1)	11,043
Revenue from CFVs	409		─	─	−		409
Total non-interest revenue	7,769		4,187	489	(993)		11,452
Total revenues, net of interest expense	19,003		4,238	141	(993)		22,389
Operating and other expenses:
Interest expense	(1,069)		(87)	(5,048)	─		(6,204)
Operating expenses	(5,477)		(6,855)	(4,181)	─		(16,513)
Other expenses	(849)		(2,124)	(1,123)	─		(4,096)
Expenses from CFVs	(30,213)		─	─	993	(1)	(29,220)
Total operating and other expenses	(37,608)		(9,066)	(10,352)	993		(56,033)
Net gains on assets, derivatives and extinguishment of liabilities	18,355		─	─	─		18,355
Equity in income from unconsolidated funds and ventures	319		55	─	─		374
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(16,266)	(2)	─	─	─		(16,266)
Income (loss) from continuing operations before income taxes	(16,197)		(4,773)	(10,211)	─		(31,181)
Income tax expense	(28)		─	(250)	─		(278)
Income from discontinued operations, net of tax	244		─	─	─		244
Net income (loss)	(15,981)		(4,773)	(10,461)	─		(31,215)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	42,264		(12)	─	─		42,252
Net income (loss) allocable to common shareholders	$26,283		$(4,785)	$(10,461)	$ ─		$11,037
(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first nine months of 2015 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

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

The following table provides information about total assets by segment:

	September 30,	December 31,
(in thousands)	2016	2015
ASSETS
U.S. Operations (includes $204,221 and $219,612 related to CFVs)	$559,225	$571,213
Corporate Operations	22,228	21,619
International Operations	7,451	6,239
Total MMA consolidated assets	$588,904	$599,071

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The requirements of Item 305 of Regulation S-K that govern market risk disclosures do not apply to the Company as of September 30, 2016 given  our disclosure status as a smaller reporting company as of December 31, 2015.  However, we have included certain disclosures about market risk associated with our investments in bonds and TRS agreements on a voluntary basis in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leveraged Bond Portfolio—Market Risk Measurement.”

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to the fact that remediation of material weaknesses in our internal control over financial reporting described in our 2015 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective as of September  30, 2016.

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

The control deficiencies described above did not result in any material misstatement in the consolidated financial statements as of and for the nine months ended September  30, 2016.  However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiencies continue to represent material weaknesses in the Company’s internal control over financial reporting as of September  30, 2016.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, the Company has executed the following steps in connection with its remediation plan:

•

The Company has implemented enhancements in GITCs over many of its electronic spreadsheets that are used by the Company for financial reporting purposes while the remediation of identified gaps in change controls and other GITCs over certain spreadsheets are in the process of being remediated.

•

The Company implemented procedural enhancements related to a portion of its management review controls over its investments in bonds, but is still in process of remediating identified control deficiencies related to certain of its other management review controls.

•	The Company completed training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting.

All enhancements to the Company’s internal control over financial reporting that were implemented by the Company as of September 30, 2016 are subject to continued evaluation by management and testing by the Company’s registered public accountants.  Although we expect that full implementation of this plan will result in the remediation of the Company’s material weaknesses, we cannot provide any assurance that these efforts will be successful, or that we will not identify additional control deficiencies in future periods.

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

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended September  30, 2016.

Use of Proceeds from Registered Securities

None for the three months ended September  30, 2016.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s common share repurchases during the three months ended September  30, 2016.

				Number of	Maximum
				Shares Purchased	Number of Shares
	Total Number		Average	as Part of	that May Yet be
	of Shares		Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased		per Share	Plans or Programs	Plans or Programs (1)
7/1/2016 - 7/31/2016	─	$	─	─	193
8/1/2016 - 8/31/2016	19		18.33	19	174
9/1/2016 - 9/30/2016	46		18.39	46	128
	65		18.38	65
(1)

On December 14, 2015, the Board authorized the 2016 share repurchase program (“2016 Plan”), which permits the repurchase of up to 600,000 shares.  Between October 1, 2016 and November 2, 2016, we repurchased 92,052 shares at an average price of $18.17.  As of November 2, 2016, the Company had repurchased 564,022 shares at an average price of $16.68 since the inception of the 2016 Plan.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $21.34 per share.  Unless amended, the 2016 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2016, whichever comes first.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	November 9, 2016	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 9, 2016
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	November 9, 2016
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1