Form 10-K
period 2016-12-31
MMA CAPITAL MANAGEMENT, LLC
filed 2017-03-16
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
3600 O’Donnell Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21224 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value Common Stock Purchase Rights	Name of each exchange on which registered Nasdaq Capital Market Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $104,977,132 based on the last sale price as reported in the over the counter market on June 30, 2016.

There were 5,921,006 shares of common shares outstanding at March 8, 2017.

Portions of the registrant’s Proxy Statement to be filed on or about April 6, 2017 have been incorporated by reference into Part III of this report.

i

ii

Cautionary Statement Regarding Forward Looking Statements

This 2016 Annual Report on Form 10-K (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  They include the factors discussed in Part I, Item 1A. “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

MMA Capital Management, LLC

Consolidated Financial Highlights

___________________________________________________________________________________________________________

	As of and for the year ended December 31,
(in thousands, except per common share data)	2016	2015 (1)	2014 (1)	2013 (1), (2)	2012 (1), (2)
Selected income statement data
Net interest income	$12,825	$13,656	$15,968	$14,797	$40,409
Non-interest revenue	15,794	14,665	27,150	28,053	19,486
Total revenues, net of interest expense	28,619	28,321	43,118	42,850	59,895

Operating and other expenses	67,161	75,470	129,220	101,116	75,285
Net gains (losses) from bonds and other continuing operations	33,430	10,828	(13,262)	131,172	(23,928)
Net (loss) income from continuing operations before income taxes	(5,112)	(36,321)	(99,364)	72,906	(39,318)

Income tax (expense) benefit	(679)	(263)	(242)	1,304	(101)
Net income from discontinued operations, net of tax	1,532	327	18,038	26,758	2,960
Income allocable to perpetual preferred shareholders	─	─	─	(3,714)	(9,443)
Loss allocable to noncontrolling interests	46,611	54,983	100,366	31,707	51,219
Net income allocable to common shareholders	$42,352	$18,726	$18,798	$128,961	$5,317
Earnings per share data
Net income allocable to common shareholders: Basic	$6.77	$2.72	$2.46	$15.31	$0.63
Diluted	6.67	2.72	2.46	14.92	0.63

Average shares: Basic	6,254	6,881	7,647	8,424	8,452
Diluted	6,628	6,881	7,647	8,718	8,489
Market and per common share data
Market capitalization	$112,589	$94,160	$67,038	$43,993	$16,255
Common shares at period-end	6,008	6,589	7,228	8,112	8,502
Share price during period:
High	19.25	14.50	10.08	8.75	2.55
Low	13.70	9.05	5.50	2.00	0.80
Closing price at period-end	19.00	14.45	9.36	5.60	2.00
Book value per common share: Basic	20.86	17.63	12.66	8.06	5.28
Diluted	20.75	17.43	12.51	7.97	5.27
Selected balance sheet data (period end)
Cash and cash equivalents	$45,525	$21,843	$29,619	$66,794	$50,857
Bonds available for sale	155,981	218,439	222,899	195,332	969,394
All other assets (without consolidated funds and ventures ("CFVs")	166,785	139,177	149,710	126,446	77,740
Assets of CFVs	205,908	219,612	266,518	623,207	693,562
Total assets	$574,199	$599,071	$668,746	$1,011,779	$1,791,553

Debt (without CFVs)	$230,042	$232,212	$283,831	$346,782	$977,327
All other liabilities (without CFVs)	30,120	24,319	15,577	17,032	25,037
Liabilities of CFVs	53,714	46,319	48,140	109,106	77,464
Perpetual preferred shares	─	─	─	─	155,033
Noncontrolling equity	134,999	180,051	229,714	473,513	511,791
Total liabilities and noncontrolling equity	448,875	482,901	577,262	946,433	1,746,652
Common shareholders' equity	$125,324	$116,170	$91,484	$65,346	$44,901
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$116,170	$91,484	$65,346	$44,901	$4,832
Net income allocable to common shareholders	42,352	18,726	18,798	128,961	5,317
Other comprehensive (loss) income allocable to shareholders	(23,391)	11,080	18,462	(103,149)	32,431
Preferred share repurchased	─	─	─	842	─
Preferred shares transferred	─	─	─	(3,022)	─
Common share repurchases	(10,055)	(7,743)	(8,128)	(2,682)	─
Other changes in common shareholders' equity	248	2,623	(2,994)	(505)	2,321
Common shareholders' equity - at end of period	$125,324	$116,170	$91,484	$65,346	$44,901
(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.
(2)

The Company made certain reclassifications between other assets and debt to its previously issued financial statements for the years ended 2013 and 2012 as required by the adoption  of ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.”

4

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

The Company operates through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.  Refer to Notes to Consolidated Financial Statements – Note 15, “Segment Information” for more information about the revenues, operating profit and loss and total assets for each of our reportable segments.

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.  The Other Investments component of “Energy Capital and Other Investments” was re-allocated to our Leveraged Bonds business line in the fourth quarter of 2016.

Leveraged Bonds

In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.

The bonds we hold are primarily fixed rate and unrated.  Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes municipal bonds that finance the development of infrastructure for a mixed-use commercial development and are secured by incremental tax revenues generated from the development.  Our other real estate bonds also include senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage-backed security that finances multifamily housing.

The Company has financed its ownership of a majority of its investments in bonds through total return swap (“TRS”) agreements.  These financing arrangements enable the Company to retain the economic risks and rewards of fixed rate bonds that are referenced in such agreements and generally require the Company to pay a variable rate of interest that resets on a weekly basis.  The Company has also executed TRS agreements to synthetically acquire the total return of multifamily bonds that it does not own.    The Company has hedged a portion of the interest rate risk associated with its TRS agreements and other sources of interest rate exposure using various interest rate risk management agreements.

Except for three bond investments that were eliminated for financial statement purposes upon the consolidation of corresponding real estate partnerships, Table 1 provides key metrics related to all bonds in which we have an economic interest, including bonds that are not recognized for financial statement purposes but for which the Company maintains economic risks and rewards through TRS agreements that the Company accounted for as derivatives as of December  31, 2016 (such bonds and TRS agreements are collectively referred to as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 5, “Debt” and Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments” for more information about how TRS agreements are reported in the Company’s financial statements and the Company’s transactions to hedge a portion of its interest rate risk.

Table 1:  Bond Portfolio - Summary

	As of December 31, 2016
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$158,598	$168,178	6.44%		6.44%		1.14	x	21	19
Non-performing (1)	9,938	7,014	6.45%		2.71%		0.76	x	1	1
Subordinated cash flow (2)	9,620	9,930	6.78%		1.25%		N/A		3	─
Total multifamily tax-exempt
bonds	$178,156	$185,122	6.44%	(5)	6.22%	(5)	1.11	x	25	20

Infrastructure bonds	$27,655	$25,145	6.75%		6.75%		N/A		2	N/A

Other bonds	$20,133	$20,808	4.89%		4.89%		N/A		4	N/A
Total Bond Portfolio (3), (4)	$225,944	$231,075	6.34%	(5)	6.17%	(5)	1.11	x	31	20

(1)	Non-performing is defined as bonds that are 30 days or more past due in either principal or interest payments.
(2)

Subordinated cash flow bonds do not have must-pay coupons and are payable out of available cash flow only. A portion of the debt service has been collected on some of these bonds over the preceding 12 months.  However, debt service coverage is not calculated on these bonds as non-payment of debt service is not a default.

(3)

Includes nine bonds financed by TRS agreements and accounted for as derivatives. These nine bonds had a UPB of $71.8 million and a fair value of $75.1 million and were subject to TRS agreements with a notional amount of $73.1 million.  This amount also includes an additional eight bonds financed by TRS agreements accounted for as secured borrowings.  These bonds had a UPB of $87.4 million and a fair value of 92.0 million and were subject to TRS agreements with a notional amount of $82.1 million.

(4)

Excluded from this table is one investment in a performing multifamily tax-exempt bond that has a UPB of $12.3 million and two investments in defaulted multifamily tax-exempt bonds that have a combined UPB of $11.2 million as of December 31, 2016.  These bonds were excluded from this table because the corresponding real estate partnerships were consolidated by the Company for financial reporting purposes.

(5)	Amounts exclude the effects of subordinated cash flow bonds.
(6)	The weighted-average pay rate reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at December 31, 2016.
(7)

Debt service coverage is calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties.

(8)	As of September 30, 2016, the Bond Portfolio contained 35 bonds of which 29 were multifamily tax-exempt bonds collateralized by 22 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB declined from 104.9% as of September 30, 2016 to 102.3% as of December 31, 2016 primarily as a result of an increase in market yields in the fourth quarter of 2016.  The weighted-average debt service coverage ratio of the Bond Portfolio improved from  1.09x as of September  30, 2016 to 1.11x as of December  31, 2016.

Other Investments of the Leveraged Bonds Business Line

At December 31, 2016, we owned, or were an equity partner in, three direct investments in real estate consisting of two land parcels and a town center development.  The carrying value of these investments was $26.1 million as of such reporting date.  These investments were previously reflected in the Energy Capital business line.

LIHTC

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provide asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  We also acquired several direct real estate investments in connection with the formation of TC Fund I.  Through this business line, we also have loan receivables from, and an option to purchase, a tax credit asset manager.  As of December 31, 2016, the tax credit asset manager had approximately 250 properties under management.  Additionally, we made guarantees through this business line to some of our institutional clients related to the receipt of tax credits and the performance of the underlying assets.

TC Fund I

As consideration for providing asset management and administrative services to TC Fund I, the Company is entitled to an asset management fee of 2% per annum on the initial capital contribution of $211 million by the investor with which the Company partnered to form TC Fund I.  This amount accrues quarterly in advance, bears interest at 6% per annum compounded annually and is to be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) to repay any mandatory loans made by the Company to fund investor tax credit losses; 4) to pay any expense loans; 5) to establish any required reserves; and 6) to pay any accrued guarantee fees.  By their nature, investments of TC Fund I are expected to break-even from an operating cash flow perspective.  In this regard, excess cash flows to limited partners are generated primarily from residual events that generally occur at the end of the tax compliance period and are outside of the control of the Company in terms of if, and when, they occur.

As of December 31, 2016, the Company was contractually due $4.2 million for asset management and administrative services rendered to TC Fund I through such date.  However, such amount has not yet been recognized in the Company’s financial statements because it was assessed to not be reasonably assured of collection.  The Company’s assessment in this case considers various factors that include, but are not limited to, the length of time until the Company expects to receive payment and the priority of payment of such amounts in TC Fund I’s cash distribution waterfall.  The Company assesses each reporting period whether asset management fees that are due are reasonably assured of collection.

In connection with the formation of TC Fund I, the Company has also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company is contractually entitled to receive $4.2 million in guarantee fees from TC Fund I.  The Company recognized a guarantee fee receivable for such amount in its financial statements on December 31, 2015.  This receivable bears interest at 6% per annum, compounds annually, and will be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  As of December 31, 2016, the Company had been paid $3.1 million in connection with this receivable (including accrued interest).

To cover certain costs associated with the organization of TC Fund I, the Company lent $5.3 million to TC Fund I upon its formation.  This loan accrues interest at 9.5% per annum, compounds annually and will be repaid by TC Fund I after it pays accrued guarantee and asset management fees.  As of December 31, 2016, this loan, which had a carrying value of $0.2 million, was on non-accrual status given, among other factors, the timing and amount of cash flow projections for this loan and its payment priority in TC Fund I’s waterfall.  The non-accrual status of this loan is re-assessed by the Company each reporting period.

Direct Real Estate Investments

As of December 31, 2016, the Company owned two real estate investments that it acquired on December 31, 2015 in connection with the formation of TC Fund I.  These investments, which consist of two 99% limited partnership interests, had a carrying value of $4.8 million at December 31, 2016.

As of December 31, 2016, the Company also owned a  0.01% and 1.0% general partnership interest in two partnerships that own affordable multifamily properties that collateralize three of our bond investments.  The acquisition of such general partner interests in 2016 resulted in the consolidation of these partnerships for reporting purposes and, as a result, the Company recognized the affordable multifamily properties on its Consolidated Balance Sheets, which had a combined carrying value of $26.2 million at December 31, 2016.  See “Table 1:  Bond Portfolio Summary” and Notes to Consolidated Financial Statements – Note 14, “Consolidated Funds and Ventures” for more information.

Interests in a Tax Credit Asset Manager

In 2014, prior to the formation of TC Fund I, the Company sold substantially all of its LIHTC business to a tax credit asset manager.  As part of this transaction, the Company provided a subordinated loan and received an option to purchase the tax credit asset manager in the future.

The UPB of the subordinated loan to the tax credit asset manager was $13.0 million as of December 31, 2016.  This loan is non-amortizing and has a maturity date of June 30, 2025.  This loan bears interest at a base rate of 11% that is paid quarterly and contingent interest up to an additional 13%.  Since origination, the Company has received principal and interest payments of $8.4 million.  The receipt of such amounts are reported by us as a deferred gain in the Company’s Consolidated Balance Sheets (or classified in “Other Liabilities”) since the corresponding conveyance of the Company’s LIHTC business could not be treated as a sale for financial reporting purposes.

The option price to acquire the tax credit asset manager is $12.0 million, subject to various purchase price adjustments.  The tax credit asset manager primarily manages LIHTC investments on behalf of third party investors and for its own account.  Our purchase option of the tax credit manager may be exercised between September 30, 2019 and September 30, 2024, though it may be accelerated for certain events.

Other Guarantees

Prior to the sale of substantially all of our tax credit equity business in 2014, we “syndicated” tax credits by forming LIHTC funds that purchased directly or indirectly the limited partnership interests in multiple Lower Tier Property Partnerships (“LTPPs”).  We raised capital from institutional investors, which comprised virtually all of the equity of the LIHTC funds, and the LIHTC funds used this capital, and sometimes interim debt financing, to purchase the limited partner interests in the LTPPs.  We were the general partner of, and managed, the LIHTC funds and usually retained an interest of between 0.01% and 1.0% in each of them.  The remaining 99.0% to 99.99% interest in each LIHTC fund was typically held by one or more large financial institutions.

We provided two general types of guarantees in connection with these transactions: (1) LIHTC fund-level guarantees where the Company, directly and indirectly, guaranteed the investors’ return on investment (“Guaranteed Funds”); and (2) individual indemnifications to specific investors in non-guaranteed LIHTC funds related to the performance of specific LTPPs.   Because the LTPPs and the LIHTC funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC funds receive the tax benefit of the credits generated by the LTPPs. In order for the investors in the Guaranteed Funds to benefit from low-income housing tax credits, the LTPPs in which these entities invest must operate affordable housing properties in compliance with a number of requirements in the Internal Revenue Code (the “Code”) and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating a liability under our guarantees.  The execution of these guarantees caused the Company to consolidate the Guaranteed Funds for financial reporting purposes.

As consideration for providing these guarantees, the Company received upfront guarantees fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from these entities are not classified as revenues in our Consolidated Statements of Operations but rather as income that is allocated to us from consolidated funds and ventures (“CFVs”).

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

Energy Capital

In our Energy Capital business line, our wholly owned subsidiary, MMA Energy Capital, LLC (“MEC”), originates debt capital directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”), Solar Construction Lending, LLC (“SCL”) and Solar Permanent Lending, LLC (“SPL”).  MEC provides loan origination, servicing, asset management and other management services to the Solar Ventures and is entitled to receive reimbursement for most costs the Company incurs in executing its responsibilities as administrative member for the Solar Ventures.  In this business line, we also manage legacy solar assets.

The Company made an initial $75 million capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for membership interests in REL.  As of December 31,

2016, the Company’s investment in REL, which represents an 84.6% ownership interest, had a carrying value of $75.5 million.  We received $12.2 million in cash distributions from REL, SCL and SPL during 2016.

As of December  31, 2016, the UPB of loans that were funded through REL, SCL or SPL was $123.5 million.  Additionally, in September 2016, the Company directly funded a $10.0 million loan to a residential solar power provider in the U.S.

As of December 31, 2016, all of the outstanding loans originated by MEC, which had an average tenor ranging from one to sixty months with a weighted-average coupon of 10.2%, were performing pursuant to their contractual terms.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our Energy Capital business line.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds and a public company that invest in residential real estate.  In addition to earning asset management fees, IHS invests as a limited partner and is entitled to special distributions based on returns generated by the funds it sponsors.

IHS currently manages five funds.

•

South Africa Workforce Housing Fund (“SAWHF”) is a multi-investor fund that began operations in April 2008.  SAWHF is fully invested, having raised $154 million of LP capital from five different investors with an additional participating debt commitment of $80 million from the Overseas Private Investment Corporation (“OPIC”).  Since its inception, SAWHF has made 35 investments involving approximately 27,600 units of affordable for-sale and rental housing in South Africa.  SAWHF is currently in the process of exiting its investments as it will mature in March 2018 (although the maturity of SAWHF may, subject to the consent of limited partner investors and OPIC, be extended for up to two additional one-year periods).

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), a single-investor fund with a large North American institutional investor targeted at the emerging middle class in South Africa,  began operations in November 2013.  As of December  31, 2016, IHS and its partner had contributed approximately $67.0 million to the venture, financing investments in seven different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not expect to make any additional investments in this fund.

•

IHS Fund II was formed for the purposes of investing, directly and indirectly, in housing development projects in South Africa and in other selected Sub-Saharan African countries.  IHS Fund II SA and IHS Fund II SSA (collectively “IHS Fund II”) are established as two separate funds for making investments in South Africa and in Sub-Saharan African countries, respectively.

•

IHS Fund II SA (“IHS Fund II SA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa.  IHS Fund II SA began operations in July 2014 and, as of December  31, 2016, had raised approximately 1.0 billion rand (or, approximately $100 million) of LP capital from eight investors.  IHS Fund II SA also has an additional participating debt commitment from OPIC for $80 million.  As of December  31, 2016, IHS Fund II SA had closed 10 investments that represent a total of 3,158 affordable for-sale and rental housing units in South Africa.

•

IHS Fund II SSA (“IHS Fund II SSA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana.  IHS Fund II SSA began operations in July 2014 and, as of December 31, 2016, had raised approximately $6.5 million of LP capital from two investors, with an additional $33.4 million raised subsequent to December 31, 2016, including $30.9 million from a new investor into the fund.  IHS Fund II SSA had closed one investment that represents 168 affordable rental housing units in Botswana as of December 31, 2016.

•

Transcend Residential Property Fund Limited (“Transcend”) is a Real Estate Investment Trust that was listed on the AltX of the Johannesburg Stock Exchange in December 2016.  The primary strategy of Transcend is to acquire multifamily residential properties, with a focus on housing opportunities that are affordable, lifestyle enhancing and located in well-situated and high growth urban areas of South Africa.  As of December 31, 2016, Transcend owned a portfolio of 13 properties that have approximately 2,500 units and that were previously part of the SAWHF portfolio.  As of December 31, 2016, SAWHF owned 89% of the common shares of Transcend.

In managing these funds, we are paid asset management fees and,  in most cases, earn a return on our co-investment and have the opportunity to earn performance fees after various investment hurdles are met.

MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to a  substantial portion of the properties in our IHS-managed funds.

Corporate Operations

Our Corporate Operations segment is responsible for supporting accounting, reporting, compliance and financial planning and analysis.

Competition

Within our Leveraged Bond and LIHTC business lines of our U.S. Operations, we face competition from numerous financial institutions, including banks, government-sponsored enterprises, mutual funds and asset management companies, related to the debt and equity that we manage or invest in real estate related assets.

In our Energy Capital business line of our U.S. Operations, we face competition from banks and other solar lenders related to the loans we provide to develop and build renewable energy systems.

In our International Operations, our primary activity is making workforce housing investments in South Africa for the funds and ventures we invest in and manage.  We compete against other investors, developers and companies to acquire, develop and manage similar housing investments.  We also compete against other asset managers in raising capital and making investments.

While we have historically been able to compete effectively against such competitors as a result of our quality of service, reputation, access to investor capital and longstanding relationships with developers, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.  The Company’s ability to compete also depends on its ability to attract and retain professional and other personnel.

Employees

At December 31, 2016, we had 63 employees, which included 28 employees in our U.S. and Corporate Operations and 35 employees in our International Operations (the latter headcount excludes employees of IHS PM).  None of these employees are party to any collective bargaining agreements.

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

Item 1A.  Risk Factors

Investing in our common shares involves various risks and uncertainties.  The risks described in this section are among those that could, directly or indirectly, have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to Our Business

Increases in interest rates and credit spreads may adversely affect the fair value of our assets and increase our costs of borrowing.

Investments in our bond portfolio and other fixed rate financial instruments that are reported at fair value in our financial statements expose us to changes in interest rates and credit spreads.  These instruments include our investments in bonds, loans held-for-sale, loans for which we elected the fair value option and derivative financial instruments.

Interest rates can fluctuate for a number of reasons, including as a result of changes in the fiscal and monetary policies of the federal government and its agencies.  Interest rates can also fluctuate as a result of geopolitical events or changes in general economic conditions, including events or conditions that alter investor demand for Treasury or other fixed-income securities.

Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class, may cause fluctuations in credit spreads.

If interest rates increase or credit spreads widen, the fair value of our investments in bonds and other fixed rate financial instruments (whose fair value measurements are based upon contractual cash flows) will generally decline and, therefore, have a negative effect on our financial results and net worth.  Declines in the fair value of these instruments could be significant in such circumstances.

If short-term interest rates rise, our borrowing costs would increase and our net income would decline as interest payments associated with a significant portion of our debt obligations are indexed to short-term interest rates and, therefore, would increase.  However, the Company may, from time to time, enter into agreements with third parties that are designed to manage a portion of this risk.

Changes in capitalization and interest rates may adversely impact the fair value of our investments in non-performing bonds, investments in subordinate cash flow bonds, certain TRS and other real estate-related investments.

For non-performing bonds, subordinate cash flow bonds and certain TRS derivatives that are reported at fair value in our financial statements, the Company measures the fair value of such instruments based upon internally-generated projections over a 10-year investment period of future net operating income from the underlying properties that serve as collateral for such instruments (a terminal value is added to these projections to estimate remaining property value that is expected to be realized at the end of the projection period).  In this regard, an increase in capitalization and interest rates would generally cause the fair value of these investments, as well as that of our other direct real estate investments, to decline.  Additionally, the value of our real estate-related interests in our LIHTC business line is dependent upon the residual value of multifamily rental properties, which will generally decline if capitalization and discount rates increase.

The magnitude of changes in the value of our real estate-related interests could vary from one market to another market as a result of changes in capitalization and discount rates.

We are exposed to various risks associated with TRS agreements that we use for financing and other purposes.

A TRS is an agreement that requires one party to make interest payments based on either a  fixed or floating rate of interest in exchange for payments from its counterparty that are based on the return of a  referenced asset that is typically an index, a loan or a bond.  All payments under this type of agreement are calculated based upon contractually-specified notional amounts.  In a typical TRS agreement, we are required to make interest payments that are based on a floating rate of interest and our counterparty is required to make payments to us that reflect the total return associated with a referenced asset.  Cash flows associated with this type of agreement are subject to risks associated with the referenced asset (including interest rate and real estate-related risks) and are exposed to the credit risk of both the obligor on the referenced asset and our counterparty to a TRS agreement.  To the extent the fair value of a  referenced asset declines, we are at risk of having to provide additional collateral to our TRS counterparty.  If we were unable to post additional collateral in such circumstances, the referenced asset might be sold at a time when its full value could not be achieved and our existing collateral would be at risk of being retained by our TRS counterparty.

Cash flows from our Bond Portfolio and our other real estate-related investments (for both U.S. Operations and International Operations) are exposed to various risks associated with real estate to which our investments are related.

Because a substantial portion of our investments are secured by real estate, or consist of real estate or investments in entities that own real estate, the value of these investments is exposed to various real estate-related risks.  Most of these investments are directly or indirectly secured by multifamily rental properties and, therefore, the value of these investments may be adversely affected by changes in macroeconomic conditions or other developments in real estate markets.  These factors include (but are not limited to): (i) increasing levels of unemployment and other, adverse regional or national economic conditions; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the value of the real estate we own or in which we have an interest; and (iv) lack of or reduced availability of mortgage financing.

The value of most of our real estate-related investments is based upon cash flows generated by tenant leases.  The majority of the properties that we have financed or in which we have invested have rent limitations that could adversely affect the ability to increase rents.  The majority of such properties also have tenant income restrictions that may reduce the number of eligible tenants and, as a result, occupancy rates at such properties could decline.  If tenants move out or cannot pay the rents charged on the specific units they lease, the owners (our borrowers and partners) may be unable to lease the units to replacement tenants at full rent (or at all).  In such circumstances, cash flows from such properties may not be sufficient to pay interest on our bonds or loans, which would cause the value of our investments to decline.

Real estate may also decline in value because of adverse changes in market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.  The value of our real estate-related investments and our ability to conduct business may also be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market, including environmental, land use and other laws and regulations that affect the cost of maintaining and operating the properties in which we have an interest.

We are exposed to various risks associated with agreements that we use to manage interest rate risk.

From time to time, we may execute agreements that are designed to reduce our interest rate risk.  For example, we may enter into interest rate swaps whereby we agree to pay a fixed rate of interest and the counterparty agrees to pay us a floating rate of interest in order to synthetically fix our variable rate debt to better match assets that pay on a fixed rate basis.  We also may enter into interest rate caps whereby we pay the counterparty on the interest rate cap an upfront premium and the counterparty pays us if the benchmark rate on the cap reaches a certain level. As further discussed above, derivative instruments are exposed to changes in fair value as a result of changes in interest rates.  Additionally, interest rate swaps and caps expose the Company to the risk of counterparty default (including counterparty failure to meet its payment obligations).  Further, there is a risk that these contracts do not perform as expected and may cost more than the benefits we receive.  Moreover, in the case of interest rate swaps, we are exposed to the risk of collateral calls if the fair value of such agreements declines.

We may be unable to make new investments in order to grow shareholder value over the long term.

There is a risk that we will not be able to deploy our cash or expand our leverage to make investments that generate risk-adjusted returns that sufficiently grow shareholder value.  Also, because there are no restrictions as to the nature of our investments, our investments in the future may result in additional or new risks that we do not face today.

We face risks associated with our renewable energy finance business.

Our Energy Capital business line originates development, construction and permanent loans for the Solar Ventures and its own account primarily for the purpose of building commercial scale solar facilities.  This business is subject to construction risk, permanent financing and repayment risk and collateral risks (such as value and ability to foreclose).  In addition, Federal and State governments have established various incentives and financial mechanisms to accelerate the adoption of renewable energy.  These incentives include tax credits, tax abatements and rebates among others.  These incentives help catalyze private sector investments in solar energy.  Changes in government incentives, whether at the federal or local level, could adversely affect our renewable energy finance business.  Furthermore, the ability of the Solar Ventures and the Company to fund our development or construction loan commitments is currently and may become increasingly dependent upon the repayment of other, similar loans that we originated.  Repayment of such loans is often dependent upon permanent loans, tax credit equity and other monetization events whose funding is outside of our control since, among other factors, lenders of permanent loans and syndicators of tax credit equity may require access to the credit markets.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Our business was significantly affected by the disruptions in the credit markets during the global financial crisis.  Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other debt instruments that are a major part of our assets and likely to play a significant role in our reinvestment strategy.  This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other receivables associated with our lending activities.  We are also dependent upon our capital partners to extend existing TRS agreements and other financings upon their maturity.  If we were unsuccessful in renewing such agreements, we may be forced to create liquidity in an unfavorable market which could have a material adverse effect on our business.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our bonds, our direct and indirect investments in real estate, our renewable energy investments, and our other debt investments are illiquid and difficult to value.  In particular, our investments in bonds are unenhanced and unrated and, as a consequence, there is a relatively small trading market for these instruments.  The relative lack of liquidity in the market for our bond investments complicates our ability to measure their fair value and that of other debt investments.  Therefore, there is a risk that if we need to sell any of these assets, the price that we are able to realize may be lower than their carrying value in our financial statements.

Some of our bonds are 30 or more days past due in payment of principal and/or interest and other bond investments are at risk of becoming 30 or more days past due in payment of principal and/or interest.

As of December 31, 2016, the aggregate UPB of bonds that were 30 or more days past due in either principal and/or interest was $9.9 million, or approximately 4.4% of our Bond Portfolio.  We report our defaulted bonds at their fair value, which takes into consideration a borrower’s default.  However, amounts we realize could be even less than such estimates if foreclosures were pursued or if our borrowers filed for bankruptcy protection.  Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us.  These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

The value of our tax-exempt bonds could be adversely affected by changes in tax laws.

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

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel has rendered its opinion that interest on the bond is excludable from gross income for federal income tax purposes.  However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance.  While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained.  If our bonds were to lose their tax-exempt status, then the fair value of these investments would decline.  In this case, if a bond was the referenced asset in a TRS financing, the TRS would terminate, thereby causing us to reacquire such bonds at fair value while we would also be obligated to pay any difference required to settle a TRS.  If we did not purchase a bond in such circumstances, our counterparty could sell it and, if its value at the inception of the TRS agreement was not realized upon sale, we would also be obligated to pay any difference required to settle a TRS agreement and our TRS collateral would be at risk.

Executing TRSs are important to our U.S. Operations.

Currently, our TRS agreements are with one financial institution.  At least in the near term, entering into new TRS agreements, or extending existing agreements, is a significant part of our U.S. Operations.  To the extent we are unable to execute these types of agreements in the future, we may be unable to achieve our near term goals and our financial position could suffer significantly.

We could lose the tax benefit of our Net Operating Losses (“NOLs”).

We have significant deferred tax assets that are fully reserved as of December 31, 2016.  The most significant deferred tax asset is our federal NOLs, which can be used to offset federal taxable income for the foreseeable future.  However, there are events that could cause us to lose, or to otherwise limit, the amount of NOLs available to us.  For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code.  A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period.  The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (the “Rights Plan”) in an attempt to avoid a change of control event as defined by the Internal Revenue Code, although the Company cannot guarantee the effectiveness of the Rights Plan.  Changes in tax laws could also cause us to lose, or to otherwise limit, the amount of NOLs available to us.

Our NOLs are also subject to a 20-year carryforward limitation that limits the time that we have to generate the income necessary to fully utilize our NOLs.  In this regard, it is possible that some of our NOLs will become permanently impaired if the Company is unable to generate the income required to utilize our NOLs before their expiration period begins in 2027.

If we become subject to the Investment Company Act of 1940 (the “Investment Company Act”), we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our business activities to ensure that we do not become subject to regulation as an investment company under the Investment Company Act.  We currently rely on exemptions from the Investment Company Act for companies that are primarily engaged in the business of certain types of financings or of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Because of changes in the nature and number of companies that rely on the exemption for real estate, as well as given that most of the guidance surrounding this exemption comes from “no action” letters issued by the SEC staff, the SEC on August 31, 2011 issued a concept release requesting comment directed to the scope and use of this exemption.  We do not know what action, if any, the SEC may take in response to the comments that it receives.  If we were to become regulated as an investment company under the Investment Company Act, either due to a change in the SEC’s interpretation of that Act or due to a significant change in the value and composition of our assets, we would be subject to extensive regulation and restrictions.  Among other restrictions, we would not be able to incur borrowings, which would limit our ability to fund certain investments.  Accordingly, either we would have to restructure our assets so that we would not be subject to the Investment Company Act or we would have to materially change the way we do business.  Either course of action could require that we sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.  Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

We have provided guarantees with respect to certain of the tax credit equity funds and properties and, if we were to become obligated to perform on those guarantees, our financial condition and results of operation could suffer.

Within our LIHTC business line, we have provided a limited guarantee of the expected tax credits to be generated by limited partnership investments held by our LIHTC funds.  We have also guaranteed minimum yields on investment to investors in guaranteed LIHTC funds in which we sold our GP interests and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to those guarantees.  We have also agreed to indemnify specific investors in certain non-guaranteed LIHTC funds related to the performance on certain LTPPs.  We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees.  In order for the investors in guaranteed funds to benefit from low-income housing tax credits, the LTPPs in which these funds invest must operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees.  If we were to become obligated to perform on these guarantees, our financial condition and results of operation would be negatively impacted and the impact could be significant.

Our ability to maintain and grow our business would be adversely affected if we are unable to partner with institutional capital or if capital partners are unable to meet their funding commitments to us.

We need to identify,  attract and obtain new capital partners in order to increase the number and size of funds or other businesses that we manage or will manage.  In addition, we are dependent on the funding commitments of our existing capital partners.  Our ability to partner with institutional capital depends on a number of factors, including certain factors that are outside our control.  There can be no assurances that we can find or secure commitments from new capital partners or that new or existing capital partners will meet their funding commitments to us.  The failure to obtain or maintain partners able to supply capital in sufficient amounts could result in a decrease in management and other fee revenue or a decline in the rate of growth of such fees, any of which could adversely impact our revenues, cash flows and financial condition.

The value of our International Operations investments and cash flows could fluctuate with changes in the relative value of the U.S. dollar and South African rand (“rand”) as well as with changes in benchmark interest rates.

The net assets and operations of IHS are denominated in various currencies, although predominantly in the South African rand.  In addition, our co-investments in SAWHF and IHS Residential Partners are denominated in rand and the majority of our co-investment in IHS Fund II is denominated in rand.  We do not hedge these foreign currency exposures and may experience losses as the value of our holdings in IHS, SAWHF, IHS Residential Partners and IHS Fund II fluctuates with changes in foreign exchange rates relative to the U.S. dollar.  In addition, both SAWHF and IHS Fund II SA borrow money in U.S. dollars from the Overseas Private Investment Corporation, resulting in those funds having U.S. dollar-to-rand currency risk.  SAWHF and IHS Fund II SA also enter into contracts in an effort to hedge foreign currency risk associated with its U.S. dollar-denominated debt.  These borrowings and hedges could adversely impact SAWHF’s and IHS Fund II SA’s results and the value of our investments.    Additionally, because there are financing arrangements in place for IHS-managed funds and the properties in which the funds have invested, the cost associated with the financing arrangements will change as the respective benchmark interest rate changes.  Furthermore, interest rates affect the availability of mortgage financing, which is important for the successful disposition of the funds’ investments.  These interest rate changes could adversely impact the value of our investments and cash flows in our International Operations.

The value of investments and cash flows of our U.S. and International Operations are dependent on the quality of the management of the underlying properties.

The performance of properties in which the funds that we manage have invested or that secure our Bond Portfolio can be adversely impacted by inadequate property management.  To the extent property managers are not able to provide quality property management, the value of our investments and the cash flows from these investments will suffer.  IHS PM manages a substantial portion of the rental properties in funds that we manage in our International Operations, thereby giving us a significant degree of control over the quality of the management of the underlying properties.

Our International Operations are exposed to foreign government risk and stability risk.

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

Foreign countries have social and economic stability risks that are different than the U.S.  South Africa has experienced some social unrest in the past and, should that re-occur or worsen, our operations and investments there could be adversely affected.

The application of international tax regimes could substantially affect our after tax results from International Operations.

Income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically.  We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the U.S.  International treaties also govern these tax consequences.  If any of these laws or treaties changes, it could adversely impact our after-tax results.

Our International Operations are subject to additional real estate risks compared to that facing our U.S. Operations, including laws and customs related to real estate ownership and finance.

SAWHF, IHS Residential Partners, IHS Fund II and Transcend invest in real estate in South Africa.  While real estate-related risks we face in South Africa are similar to those we face when investing in U.S. real estate markets, there are legal and market differences that result in higher risks that could adversely impact our operations and results.  In addition, IHS Fund II has invested in real estate that is located in countries outside of South Africa.  In this regard, we have limited experience outside of South Africa and we may face additional risks that we may have not identified and which we are not sufficiently prepared to address.

Our International Operations include investments in funds that have investments in for-sale units, meaning adverse conditions in the mortgage market could affect the value of those units.

Investments made by SAWHF, IHS Residential Partner, and IHS Fund II include for-sale units.  If buyers have difficulty obtaining mortgages or other financing, unit sales and, therefore, the value of our interests in these ventures, could be adversely affected.

We are at risk of key employee turnover.

We are vulnerable to key talent turnover and our business operations could suffer if we were unable to find suitable replacements on a timely basis.  This risk is greater than it otherwise would be because our employee headcount is relatively small.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain.

Our  accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  In addition, many of our accounting methods involve substantial use of models, which are based on assumptions, including assumptions about future events.  Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with generally accepted accounting principles in the United States (“GAAP”) and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report.  See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for a description of our significant accounting policies.

We have identified three of our accounting policies as critical to the presentation of our financial condition and results of operations.  These accounting policies are described in “MD&A—Critical Accounting Policies and Estimates.”  We believe these policies are critical because they require management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These judgments, by their nature, are based on current facts and circumstances.  Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material adverse effect on the consolidated financial statements.  Even a small change in an estimate can have a significant impact for a reporting period.

Additionally, we have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently.  These policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

Because of the uncertainty surrounding management’s judgments, assumptions and estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

Risks Relating to Ownership of Our Shares

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price.  At December 31, 2016, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purpose of the Rights Plan to the extent that they exercised their vested option awards as of December 31, 2016.  As of the filing date of this Report, the Board of Directors determined that a trigger event has not occurred for purposes of our Rights Plan.

Our Board of Directors (“Board”) can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, subject to Nasdaq Capital Market rules imposing some limitations on our ability to issue shares without shareholder approval, our Board can authorize the issuance of an unlimited number of common shares without obtaining shareholder approval.  Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders.  Our Board can also authorize, without any requirement of shareholder approval other than those imposed by Nasdaq Capital Market rules, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting.  This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

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

•	Since one-third of our directors are elected each year to three-year terms this could delay the time when someone who acquires voting control of us could elect a majority of our directors.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 6,400 square feet of office space pursuant to a lease that expires in March 2024. Additionally, certain employees of our Energy Capital business line occupy approximately 1,469 square feet of office space pursuant to a lease that expires in February 2020.

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

Part II

Item 5.  Market  for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares currently trade on the Nasdaq Capital Market under the symbol “MMAC.”

Table 2 shows the high and low sales prices for our common shares during the years ended December 31, 2016 and 2015 as reported by the Nasdaq Capital Market.

Table 2:  Common Share Prices

Common Shares
High/Low Prices
Fiscal Quarter	2016	2015
First	$16.44-13.70	$10.12-9.05
Second	18.93-15.46	12.99-9.70
Third	19.25-17.78	13.64-11.62
Fourth	19.10-17.10	14.50-12.21

Our Board has not declared a dividend since the fourth quarter of 2007.  It is unlikely that we will pay a dividend in the foreseeable future.

On March 8,  2017, there were approximately 369 holders of record of our common shares.

Performance Graph

Table 3 compares total shareholder return for the Company at December 31, 2016 to the Nasdaq Composite Total Return Index (“Nasdaq Composite Total Return”), Nasdaq US Benchmark Financial Services Total Return Index (“Nasdaq US Benchmark Fin Serv TR”) and a peer group (“Peer Group”) Index consisting of Encore Capital Group, Inc., FBR & Co., Harris & Harris Group, Inc., One Liberty Properties, Inc., Walker & Dunlop, Inc., and Whitestone REIT,  assuming that a $100 investment was made on December 31, 2011 and that all dividends paid since that date were reinvested.  The Company is included within the Nasdaq Composite Total Return index.  The Company selected the Nasdaq US Benchmark Financial Serv TR index because it represents a published industry index consisting of companies that operate in business segments similar to ours.  The Company selected the Peer Group companies because those companies operate within the same general industry or have similar market capitalization as the Company.

Table 3:  Comparison of 5 Year Cumulative Total Return (1)

(1)	$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.

	Comparative Total Return Analysis
	MMA		Nasdaq Composite Total Return		Nasdaq US Benchmark Fin Serv TR		Peer Group
2011	$100.00		$100.00		$100.00		$100.00
2012	235.29		117.45		129.64		136.72
2013	658.82	186.38	164.57	194.59	198.85	194.59	173.63
2014	1,101.18		188.84		218.76		177.87
2015	1,700.00		201.98		213.57		164.04
2016	2,235.29		219.89		244.99		164.15

Recent Sales of Unregistered Securities

None for the three months ended December  31, 2016.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2016.

Issuer Purchases of Equity Securities

Table 4 provides information on the Company’s common share repurchases during the three months ended December 31, 2016.

Table 4:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
10/1/2016 - 10/31/2016	92	$18.17	92	36
11/1/2016 - 11/30/2016	27	17.91	27	9
12/1/2016 - 12/31/2016	9	18.29	9	580
	128	18.12	128
(1)

On December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”), which permits the repurchase of up to 580,000 shares.  Between January 1, 2017 and March 8, 2017, we repurchased 86,600 shares at an average price of $20.05.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $23.86 per share.  Unless amended, the 2017 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2017, whichever comes first.

Item 6.  Selected Financial Data

For five-year selected financial data, please refer to the “Consolidated Financial Highlights” table on page 4 of this Report.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from $116.2 million at December  31, 2015 to $125.3 million at December  31, 2016.  This change was driven by $19.0 million in comprehensive income that is allocable to common shareholders and $9.8 million in other reductions in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased to $20.75 at December  31, 2016, which represents an increase of 19.0%, or $3.32 per share of Book Value, compared to what we reported at December  31,  2015.  Most of this growth, or $2.98 per share, was attributable to comprehensive income from core operations and bond valuations while the balance, or $0.34 per share, was driven by purchases of common shares made by the Company at prices below its Book Value per share.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that is allocable to common shareholders of $19.0 million during 2016, consisting of $42.4 million of net income that is allocable to common shareholders and $23.4 million of other comprehensive loss that is allocable to common shareholders.  In comparison, we recognized $29.8 million of comprehensive income allocable to common shareholders during 2015,  which consisted of $18.7 million of net income that is allocable to common shareholders and $11.1 million of other comprehensive income that is allocable to common shareholders.

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

Table 5 provides a balance sheet summary for the periods presented.  For presentational purposes, assets, liabilities and equity that are attributable to noncontrolling interest holders of CFVs are presented in Table 5 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  See Notes to Consolidated Financial Statements –  Note 14,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table 5:  Balance Sheet Summary

	At	At
	December 31,	December 31,	Change for
(in thousands, except per share data)	2016	2015 (5)	2015
Assets
Cash and cash equivalents	$45,525	$21,843	$23,682
Restricted cash (without CFVs)	33,920	17,041	16,879
Bonds available for sale (1)	155,981	218,439	(62,458)
Investments in partnerships (without CFVs)	106,418	82,655	23,763
Other assets (without CFVs)	26,447	39,481	(13,034)
Assets of CFVs (2)	205,908	219,612	(13,704)
Total assets	$574,199	$599,071	$(24,872)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$230,042	$232,212	$(2,170)
Accounts payable and accrued expenses	7,821	5,001	2,820
Other liabilities (without CFVs) (2)	22,299	19,318	2,981
Liabilities of CFVs (1)	53,714	46,319	7,395
Noncontrolling equity related to CFVs (3)	134,954	180,020	(45,066)
Noncontrolling equity related to IHS PM (4)	45	31	14
Total liabilities and noncontrolling equity	$448,875	$482,901	$(34,026)

Common Shareholders' Equity	$125,324	$116,170	$9,154

Common shares outstanding	6,008	6,589	(581)
Common shareholders' equity per common share	$20.86	$17.63	$3.23

Diluted common shareholders' equity	$132,490	$121,117	$11,373
Diluted common shares outstanding	6,384	6,948	(564)
Diluted common shareholders' equity per common share	$20.75	$17.43	$3.32

(1)

The Company consolidated partnerships in the second and fourth quarters of 2016 that were the obligors of two of the Company’s investments in bonds.  As a result, the Company’s investment in bonds and the related debt obligation of the partnerships, both of which had a carrying value of $24.6 million as of December 31, 2016, were eliminated in consolidation.

(2)

Assets of CFVs exclude $8.2 million and $10.4 million as of December 31, 2016, and 2015, respectively, of net assets; and other liabilities of MMA exclude $8.2 million and $10.4 million as of December 31, 2016 and 2015, respectively, of net liabilities.  These assets and liabilities were eliminated in consolidation and primarily represent prepaid guarantee fees (CFVs) and deferred guarantee fees (MMA).

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

Common Shareholders’ Equity

Table 6 summarizes the changes in common shareholders’ equity for the periods presented.

Table 6:  Changes in Common Shareholders’ Equity

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015 (1)	2014 (1)	2016 vs. 2015	2015 vs. 2014
Net income allocable to common shareholders	$42,352	$18,726	$18,798	$23,626	$(72)
Other comprehensive (loss) income allocable to common shareholders	(23,391)	11,080	18,462	(34,471)	(7,382)
Other changes in common shareholders' equity	(9,807)	(5,120)	(11,122)	(4,687)	6,002
Net change in common shareholders' equity	$9,154	$24,686	$26,138	$(15,532)	$(1,452)

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other Comprehensive (Loss) Income Allocable to Common Shareholders

Table 7 summarizes other comprehensive (loss) income that is allocable to common shareholders for the periods presented.

Table 7:  Other Comprehensive (Loss) Income Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015 (1)	2014 (1)	2016 vs. 2015	2015 vs. 2014
Bond related activity:
Bond fair value adjustments	$9,777	$13,036	$12,191	$(3,259)	$845
Increase in accumulated other comprehensive income ("AOCI") due to equity in losses from LTPPs	4,776	5,338	5,912	(562)	(574)
Reclassification of net unrealized gains on sold or redeemed bonds into net income	(12,017)	(4,992)	(11,303)	(7,025)	6,311
Reclassification of unrealized losses to operations due to impairment	─	179	113	(179)	66
Reinstatement of unrealized bond gains due to deconsolidation of consolidated LTPPs	─	─	13,975	─	(13,975)
Reclassification of unrealized bonds gains into net income due to consolidation or real estate foreclosure	(25,860)	─	(2,003)	(25,860)	2,003
Other comprehensive (loss) income related to bond activity	(23,324)	13,561	18,885	(36,885)	(5,324)
Foreign currency translation adjustment	(67)	(2,481)	(423)	2,414	(2,058)
Other comprehensive (loss) income allocable to common shareholders	$(23,391)	$11,080	$18,462	$(34,471)	$(7,382)

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Other comprehensive (loss) income that is allocable to common shareholders for the year ended December 31, 2016, declined compared to amounts reported for the year ended December  31, 2015 primarily as a result of (i) the financial statement consolidation of two partnerships in 2016 that resulted in the derecognition of two investments in bonds and for which $14.4 million of unrealized holding gains were reclassified out of AOCI and into our Consolidated Statements of Operations and (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that secured a nonperforming bond investment that resulted in a $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.

Other comprehensive (loss) income that is allocable to common shareholders for the year ended December  31, 2015 declined compared to amounts reported for the year ended December  31, 2014 primarily as a result of the reinstatement of unrealized gains on bonds that were recognized in 2014 due to the deconsolidation of consolidated lower tier property partnerships.

Other Changes in Common Shareholders’ Equity

Table 8 summarizes other changes in common shareholders’ equity for the periods presented.

Table 8:  Other Changes in Common Shareholders’ Equity

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Common share repurchases	$(10,055)	$(7,743)	$(8,128)	$(2,312)	$385
Foreign exchange gains	─	2,661	─	(2,661)	2,661
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(60)	(547)	(375)	487	(172)
Director and employee share awards	308	509	197	(201)	312
Fair value adjustments associated with stock compensation awards previously classified as equity	─	─	33	─	(33)
Net change due to consolidation	─	─	(2,849)	─	2,849
Other changes in common shareholders' equity	$(9,807)	$(5,120)	$(11,122)	$(4,687)	$6,002

Other changes in common shareholders’ equity reported for the year ended December 31, 2016 increased compared to that reported for the year ended December 31, 2015 primarily as a result of an increase in the average price at which the Company repurchased its common shares during 2016.

Other changes in common shareholders’ equity reported for the year ended December  31, 2015 declined compared to that reported for the year ended December  31, 2014 primarily as a result of the Company’s purchase of an additional 13.2% interest in IHS during the second quarter of 2014.  As a result of this transaction, the Company transferred the cumulative IHS equity deficit balance of $2.8 million associated with the acquired shares from the noncontrolling shareholder to common shareholders’ equity.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the years ended December  31, 2016, 2015 and 2014 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net Income Allocable to Common Shareholders

Table 9 summarizes net income allocable to common shareholders for the periods presented.

Table 9:  Net Income Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015 (1)	2014 (1)	2016 vs. 2015	2015 vs. 2014
Net interest income	$12,825	$13,656	$15,968	$(831)	$(2,312)
Fee and other income	11,828	13,677	10,656	(1,849)	3,021
Operating and other expenses:				─	─
Other interest expense	(4,436)	(7,293)	(13,776)	2,857	6,483
Operating expenses	(26,488)	(30,380)	(25,009)	3,892	(5,371)
Net gains on bonds, loans, derivatives, real estate and other assets	16,403	31,329	19,367	(14,926)	11,962
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	25,860	─	2,003	25,860	(2,003)
Equity in income from unconsolidated funds and ventures	8,872	865	6,738	8,007	(5,873)
Net loss allocated to common shareholders related to CFVs	(3,290)	(3,161)	(15,171)	(129)	12,010
Net income allocated to IHS minority interest holder	─	─	76	─	(76)
Net income allocated to IHS PM minority interest holder	(75)	(31)	─	(44)	(31)
Net income to common shareholders from continuing operations before income taxes	41,499	18,662	852	22,837	17,810
Income tax expense	(679)	(263)	(242)	(416)	(21)
Net income to common shareholders from discontinued operations, net of tax	1,532	327	18,188	1,205	(17,861)
Net income allocable to common shareholders	$42,352	$18,726	$18,798	$23,626	$(72)

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 10 summarizes net interest income for the periods presented.

Table 10:  Net Interest Income

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015 (1)	2014 (1)	2016 vs. 2015	2015 vs. 2014
Interest income:
Interest on bonds	$11,494	$13,611	$17,974	$(2,117)	$(4,363)
Interest on loans and short-term investments	3,495	2,383	1,114	1,112	1,269
Total interest income	14,989	15,994	19,088	(1,005)	(3,094)
Asset related interest expense:
Bond related debt	(1,477)	(1,336)	(2,392)	(141)	1,056
Notes payable and other debt, non-bond related	(687)	(1,002)	(728)	315	(274)
Total interest expense	(2,164)	(2,338)	(3,120)	174	782
Net interest income	$12,825	$13,656	$15,968	$(831)	$(2,312)

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for more information.

Net interest income reported for the year ended December  31, 2016 declined compared to that reported for the year ended December 31, 2015 primarily as a result of (i) the sale or redemption of certain bond holdings and (ii) the full redemption of a bridge loan in the second quarter of 2015.  This decline was partially offset by an increase in interest income that was driven by an increase in the unpaid principal balance (“UPB”) of solar loans that were funded directly by the Company in 2016.

Net interest income reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of $3.0 million of delinquent interest that was collected during 2014 in connection with two non-performing bonds that were restructured during 2014 and a  $3.2 million decline due to bond redemptions during 2015 and 2014.  These declines  were partially offset by (i) $1.9 million increase in interest income attributable to the deconsolidation of a partnership at the end of 2014, (ii) a $1.3 million increase in interest income that was attributable to both a bridge loan that we made to a tax credit asset manager during the fourth quarter of 2014 and two solar loans that were originated in the second quarter of 2015 and (iii) a $1.1 million decline in asset related interest expense that was driven by a termination in the second quarter of 2014 of $30.3 million of bond financings that carried a weighted-average yield of 7.8%.
Fee and Other Income

Fee and Other Income includes income on our preferred stock investment, asset management fees and reimbursements as well as other miscellaneous income.

Table 11 summarizes fee and other income for the periods presented.

Table 11:  Fee and Other Income

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Asset management fees and reimbursements	$8,860	$6,807	$3,580	$2,053	$3,227
Other income	2,968	2,517	1,816	451	701
Income on preferred stock investment	─	4,353	5,260	(4,353)	(907)
Fee and other income	$11,828	$13,677	$10,656	$(1,849)	$3,021

Fee and other income reported for the year ended December  31, 2016 declined compared to that reported for the year ended December 31, 2015 as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.    This decline was partially offset by an increase in asset management fees and reimbursements that was driven primarily by $1.5 million of property management fees earned by IHS PM and an increase of $0.8 million in management cost reimbursement fees that were earned from SCL and REL during 2016.

Fee and other income reported for the year ended December  31, 2015 increased compared to that reported for the year ended December  31, 2014 primarily as a result of $2.3 million of asset management fees and reimbursements related to SAWHF that were recognized during 2015.  Asset management fees related to SAWHF were not recognized as fee and other income in 2014 because SAWHF was consolidated for financial reporting purposes.  Consequently, SAWHF asset management fee and reimbursements of $2.5 million were reported in 2014 as an allocation of income.  The reported increase in fee and other income was also driven in part by $0.6 million and $0.4 million of asset management fees and reimbursements relating to IHS PM and our Solar Ventures, respectively.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 12 summarizes other interest expense for the periods presented.

Table 12:  Other Interest Expense

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Subordinated debt	$(4,265)	$(6,040)	$(10,332)	$1,775	$4,292
Notes payable and other debt	(171)	(1,253)	(3,444)	1,082	2,191
Other interest expense	$(4,436)	$(7,293)	$(13,776)	$2,857	$6,483

Other interest expense reported for the year ended December  31, 2016 declined compared to that reported for the year ended December  31, 2015 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  The reported decline in other interest expense was also partially attributable to the paydown of certain debt outstanding that was used by the Company to fund its investment in preferred stock, which was redeemed in full in the fourth quarter of 2015.

Other interest expense reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of a decrease in our cost of funding associated with MFH subordinated debt, which was restructured during the second quarter of 2015.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 13 summarizes operating expenses for the periods presented.

Table 13:  Operating Expenses

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Salaries and benefits	$(17,113)	(15,733)	(12,708)	$(1,380)	$(3,025)
General and administrative	(2,793)	(3,223)	(3,447)	430	224
Professional fees	(5,335)	(3,967)	(5,372)	(1,368)	1,405
Other expenses	(1,247)	(7,457)	(3,482)	6,210	(3,975)
Operating expenses	$(26,488)	$(30,380)	$(25,009)	$3,892	$(5,371)

Operating expenses reported for the year ended December 31, 2016 declined compared to those reported for the year ended December 31, 2015 primarily due to non-recurring expenses that we recognized in 2015, which included  (i) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015, (ii) a $1.2 million loan loss that we incurred in the fourth quarter of 2015 relating to IHS, (iii) the strengthening of the rand against the U.S. dollar during the twelve months ended December 31, 2016 and (iv)  $1.0 million of nonrecurring expenses that we incurred in the second quarter of 2015 relating to the restructuring of MFH subordinated debt.  The reported decline was partially offset by a  (i) $1.4 million increase in employee compensation for the full year ended December 31, 2016 and (ii) $0.8 million increase in audit-related fees.

Operating expenses reported for the year ended December 31, 2015 increased compared to those reported for the year ended December 31, 2014 primarily due to a (i) $2.2 million increase in employee incentive compensation for the full year ended December

31, 2015, (ii) $1.8 million increase in foreign exchange losses for the full year ended December 31, 2015 associated with the re-measurement into U.S. dollars of assets and liabilities that were denominated in a foreign currency and (iii) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015.

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

Table 14 summarizes net gains on bonds, loans, derivatives, real estate, other assets and extinguishment of liabilities for the periods presented.

Table 14:  Net Gains on Bonds, Loans, Derivatives, Real Estate, Other Assets and Extinguishment of Liabilities

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net gains on bonds	$12,217	$6,513	$12,293	$5,704	$(5,780)
Net gains on derivatives	4,983	3,996	4,143	987	(147)
Net gains on real estate	1,828	11,253	882	(9,425)	10,371
Net (losses) gains on loans	(2,415)	150	150	(2,565)	─
Net (losses) gains on other assets	(193)	5,242	─	(5,435)	5,242
Net (losses) gains on extinguishment of liabilities	(17)	4,175	1,899	(4,192)	2,276
Total net gains	$16,403	$31,329	$19,367	$(14,926)	$11,962

Net gains on bonds, loans, derivatives, real estate, other assets and extinguishment of liabilities that were reported for the year ended December 31, 2016 declined compared to that reported for the year ended December 31, 2015 primarily due to a decline in gains from real estate and other assets, which, in large part, was driven by (i) $5.1 million of net gains on real estate associated with the sale of an affordable multifamily property during the second quarter of 2015, (ii) $4.3 million of net gains on real estate associated with the sale of undeveloped land during the third quarter of 2015, (iii) $5.2 million net gains generated by the redemption of the Company’s investment in preferred stock during the fourth quarter of 2015 and  (iv) $4.2 million net gains on extinguishment of liabilities relating to a working capital loan during the fourth quarter of 2015.  This decline was partially offset by an increase in (i) net gains on bonds that stemmed from the sale and redemption of one bond investment in the fourth quarter of 2016 that resulted in the recognition of a $10.0 million gain and (ii) $4.4 million in fair value adjustments that were recognized in the fourth quarter of 2016 in connection with interest rate derivatives that are used for economic hedging purposes.

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

Table 15 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 15:  Equity in Income from Unconsolidated Funds and Ventures

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
U.S. real estate partnerships	$3,099	$(164)	$6,843	$3,263	$(7,007)
Solar Ventures	6,268	1,065	─	5,203	1,065
IHS-managed funds	(495)	(36)	(105)	(459)	69
Equity in income from unconsolidated funds and ventures	$8,872	$865	$6,738	$8,007	$(5,873)

Equity in income from unconsolidated funds and ventures that were reported for the year ended December  31, 2016 increased compared to that reported for the year ended December 31, 2015, primarily due to (i) an additional $4.7 million of equity in income from our Solar Ventures, (ii) $2.7 million of equity in income from the sale of real estate in the first quarter of 2016 that was owned by a partnership in which the Company held a 50% limited partner interest and (iii) $0.6 million of equity in income from the sale of real estate in the second quarter of 2016 that was owned by a partnership in which the Company held a 98.99% limited partner interest.

Equity in income from unconsolidated funds and ventures that were reported for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014, primarily due to $7.3 million of equity in income from an investment in a venture made during the fourth quarter of 2014.

Net Loss from CFVs Allocable to Common Shareholders

Table 16 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 16:  Net Loss from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue from CFVs	$3,966	$988	$16,494	$2,978	$(15,506)
Expense from CFVs (1)	(36,237)	(37,797)	(90,435)	1,560	52,638
Net (losses) gains related to CFVs	(451)	853	15,227	(1,304)	(14,374)
Equity in losses from LTPPs of CFVs	(17,254)	(22,219)	(32,730)	4,965	10,511
Net losses due to deconsolidation of CFVs	─	─	(23,867)	─	23,867
Net loss from CFVs	(49,976)	(58,175)	(115,311)	8,199	57,136
Net loss from CFVs allocable to noncontrolling interest in CFVs (2)	46,686	55,014	100,140	(8,328)	(45,126)
Net loss from CFVs allocable to common shareholders	$(3,290)	$(3,161)	$(15,171)	$(129)	$12,010

(1)	Majority of this expense relates to non-cash items such as asset impairments, depreciation and amortization.
(2)

Excludes $75 and $31 of net gain allocable to the minority interest holder in IHS PM for the year ended December  31, 2016 and 2015.  Excludes $76 of net loss allocable to the minority interest holder in IHS for the year ended December 31, 2014.  These amounts are excluded from this presentation because IHS PM and IHS related activity are not included within CFV income statement activity above.

Table 17 further attributes the reported net loss from CFVs that is allocable to common shareholders for the periods presented.

Table 17:  Net Loss from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Guarantee fees	$1,238	$1,324	$1,324	$(86)	$	─
Interest income	502	─	1,526	502		(1,526)
Asset management fees	─		4,103	─		(4,103)
Equity in losses from LTPPs	(4,776)	(5,338)	(5,912)	562		574
Equity in income from consolidated property partnerships	344	─	─	344		─
Equity in income from SAWHF	─	─	343	─		(343)
Other expenses	(598)	─	(1,105)	(598)		1,105
Net gain due to consolidation of CFVs	─	853	─	(853)		853
Net loss due to deconsolidation of CFVs	─	─	(15,450)	─		15,450
Net loss from CFVs allocable to common shareholders	$(3,290)	$(3,161)	$(15,171)	$(129)		$12,010

The net loss from CFVs allocable to common shareholders for the year ended December 31, 2016 was relatively unchanged compared to that reported for the year ended December 31, 2015.

The net loss from CFVs allocable to common shareholders for the year ended December 31, 2015 declined compared to that reported for the year ended December 31, 2014 primarily as a result of $15.5 million of net losses that were recognized in 2014 due to the deconsolidation of CFVs.  Given the Company’s sale of substantially all of its LIHTC asset management operations to a third-party tax credit asset manager in the fourth quarter of 2014 and other considerations, the Company concluded that it no longer controlled a non-profit and various LTPPs for reporting purposes and, therefore, deconsolidated such entities.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operating activities; and (3) cash flows from investing activities.

Summary of Cash Flows

At December  31, 2016, 2015 and 2014, we had unrestricted cash and cash equivalents of $45.5 million,  $21.8 million and $29.6 million, respectively.  We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

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

Table 18 provides a consolidated view of the change in cash and cash equivalents of the Company for the periods presented, though changes in such balances that are attributable to CFVs are separately identified in such disclosure.

Changes in net cash flows that are reported in Tables 19,  20 and 21 are exclusive of changes in restricted cash balances of CFVs.

Table 18:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	11,948		(613)	11,335
Investing activities	14,468		1,144	15,612
Financing activities	(2,734)		(531)	(3,265)
Net increase in cash and cash equivalents	23,682		─	23,682
Cash and cash equivalents at end of period	$45,525	$	─	$45,525

	For the year ended December 31, 2015
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(4,444)		(7,711)	(12,155)
Investing activities	10,759		7,243	18,002
Financing activities	(14,091)		468	(13,623)
Net decrease in cash and cash equivalents	(7,776)		─	(7,776)
Cash and cash equivalents at end of period	$21,843	$	─	$21,843

	For the year ended December 31, 2014
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$66,794	$	─	$66,794
Net cash (used in) provided by:
Operating activities	(189)		(1,006)	(1,195)
Investing activities	41,586		1,523	43,109
Financing activities	(78,572)		(517)	(79,089)
Net decrease in cash and cash equivalents	(37,175)		─	(37,175)
Cash and cash equivalents at end of period	$29,619	$	─	$29,619

Operating Activities

Table 19 provides information about net cash flows provided by, or used in, operating activities for the periods presented.    Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 19:  Net Cash Flows Associated With Operating Activities

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest income	$16,888	$18,228	$21,041	$(1,340)	$(2,813)
Distributions received from investments in partnerships	9,101	660	─	8,441	660
Preferred stock dividends received	─	5,232	5,260	(5,232)	(28)
Asset management fees received	7,583	6,457	6,194	1,126	263
Other income	2,280	1,966	1,317	314	649
Salaries and benefits	(14,205)	(12,955)	(9,587)	(1,250)	(3,368)
Advances on and originations of loans held for sale	─	(6,752)	─	6,752	(6,752)
Interest paid	(6,224)	(8,527)	(10,281)	2,303	1,754
General and administrative	(2,663)	(2,847)	(3,685)	184	838
Professional fees	(5,246)	(4,135)	(7,077)	(1,111)	2,942
Other expenses	(442)	(2,194)	(3,179)	1,752	985
Other	4,876	423	(192)	4,453	615
Net cash flows provided by (used in) operating activities	$11,948	$(4,444)	$(189)	$16,392	$(4,255)

Net cash flows provided by operating activities during the year ended December 31, 2016 increased by $16.4 million compared to those reported for the year ended December 31, 2015.  This increase was primarily attributable to distributions from investments in partnerships and a decline in originations of loans held for sale:

•

During 2016, we received $9.1 million of distributions from investments in partnerships while we received $0.7 million of distributions from such investments for the year ended December 31, 2015.  These distributions included $2.6 million that we received from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest and $5.7 million that we received in connection with our equity investment in our Solar Ventures.

•

For the year ended December 31, 2016, the Company has not funded any loans held for sale.  As a result, net cash flows used in such operating activities have declined by $6.8 million on a year-over-year basis.

•

Noted increases in net cash flows provided by operating activities were partially offset by a $5.2 million decrease in preferred stock dividends.  This decline is attributable to the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.

Net cash flows used in operating activities during the year ended December 31, 2015 increased by $4.3 million compared to those reported for the year ended December 31, 2014.  This increase was primarily attributable to originations of loans held for sale and salaries and benefits expense:

•

During the second and third quarters of 2015, we funded $6.8 million of loans held for sale through our Energy Capital business line while the Company did not originate any loans held for sale in 2014.

•

For the year ended December 31, 2015, net cash used in operating activities attributable to salaries and benefits increased $3.4 million primarily as a result of higher employee incentive compensation paid by the Company in 2015, as well as due to the hiring of new employees associated with our Energy Capital business line.

•

Noted drivers of increases in net cash flows used in operating activities were partially offset by decreases in general and administrative expenses, professional fees and interest paid in 2015.  In particular, there was a $3.8 million decrease in general and administrative expenses and professional fees, which was primarily the result of (i) a discounted settlement of an obligation related to professional fees that was paid during the second quarter of 2014 and (ii) a decrease in legal fees.  The Company also experienced a decrease in interest paid of $1.8 million as a result of the redemption of Company debt obligations during 2014.

Investing Activities

Table 20 provides information about net cash flows used in, or provided by, investing activities for the periods presented.    Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 20:  Net Cash Flows Associated With Investing Activities

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Principal payments and sales proceeds received on bonds and loans	$44,805	$32,606	$19,975	$12,199	$12,631
Proceeds from the sale of real estate and other investments	29,665	37,533	64,843	(7,868)	(27,310)
Proceeds from redemption of preferred stock	─	11,613	─	(11,613)	11,613
Capital distributions received from investments in partnerships	8,638	202	─	8,436	202
Proceeds from the sale of a subsidiary company	4,188	─	─	4,188	─
Investments in property partnerships and real estate	(5,788)	(60,351)	(12,662)	54,563	(47,689)
Advances on and originations of loans held for investment	(42,857)	(5,691)	(22,300)	(37,166)	16,609
Changes in restricted cash	(16,966)	9,970	10,110	(26,936)	(140)
Purchase of bonds	(7,217)	(15,123)	(18,380)	7,906	3,257
Net cash flows provided by investing activities	$14,468	$10,759	$41,586	$3,709	$(30,827)

Net cash flows provided by investing activities during the year ended December 31, 2016 increased by $3.7 million compared to those reported for the year ended December 31, 2015.  This increase was primarily attributable to a decline in cash used for investments in property partnerships and real estate and an increase in principal payments and sales proceeds received on bonds and loans:

•

For the year ended December 31, 2016, the Company used $5.8 million of cash for investments in property partnerships and real estate while the Company used $60.4 million for such investing activities in 2015.  This decrease in cash used was primarily attributable to $50.0 million invested in our Solar Ventures during the second half of 2015.

•	During 2016, the Company received principal payments and sale proceeds on bonds and loans in the amount of $44.8 million compared to $32.6 million received for such assets during 2015.

•	Noted drivers for increases in net cash flows provided by investing activities were partially offset by a $37.2 million increase in cash used by the Company to originate loans held for investment.

Net cash flows provided by investing activities during the year ended December 31, 2015 decreased by $30.8 million compared to those reported for the year ended December 31, 2014.  This decrease was primarily attributable to an increase in cash used for investments in property partnerships and real estate and a decrease in proceeds from the sale of real estate and other investments:

•

During the third and fourth quarters of 2015, we invested $50.0 million in our Solar Venture, which contributed to a $47.7 million increase in cash used for investments in partnerships and real estate as compared to that reported for the year ended December 31, 2014.

•

For the year ended December 31, 2015, proceeds from the sale of real estate and other investments declined $27.3 million compared to that received during the year ended December 31, 2014.  This decline is primarily the result of fewer real estate sales in 2015 as our non-performing asset portfolio decreased in size.

•

Noted drivers for declines in net cash flows provided by investing activities were partially offset by a decline in originations of loans held for investment, proceeds received in 2015 from the redemption of preferred stock and an increase in principal payments and sales proceeds received on bonds and loans.  The Company’s use of cash during 2015 for purchases, advances on and originations of loans also declined by $16.6 million compared to 2014.  Additionally, during the fourth quarter of

2015, the Company’s investments in preferred stock were fully redeemed by the issuer and, as a result, the Company received $11.6 million.  Further, there was a $12.6 million increase in principal payments and sales proceeds received on bonds and loans for the year ended December 31, 2015, compared to that reported as investing-related cash flows received during the same period in 2014.  This increase was primarily attributable to the collection of $14.4 million in connection with the redemption of the bridge loan to a tax credit asset manager during the second quarter of 2015.

Financing Activities

Table 21 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 21:  Net Cash Flows Associated With Financing Activities

	For the year ended
	December 31,			Variance
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Proceeds from borrowing activity	$23,793	$32,743	$10,100	$(8,950)	$22,643
Repayment of borrowings	(15,464)	(38,790)	(78,893)	23,326	40,103
Purchase of treasury stock	(10,055)	(7,743)	(8,129)	(2,312)	386
Distribution to holders of noncontrolling interest	(1,008)	(173)	─	(835)	(173)
Payment of debt issuance costs	─	(128)	(1,650)	128	1,522
Net cash flows used in financing activities	$(2,734)	$(14,091)	$(78,572)	$11,357	$64,481

Net cash flows used in financing activities during the year ended December 31, 2016 decreased by $11.4 million compared to those reported for the year ended December 31, 2015.  This decrease was primarily attributable to $37.2 million of cash used for repayment of borrowings during 2015 compared to only $15.5 million that was used for the same purpose during 2016. These decreases were partially offset by a $9.0 million decrease in proceeds received from borrowing activity, which was primarily the result of a decrease in proceeds generated from total return swap financing arrangements entered into by the Company during 2016.

Net cash flows used in financing activities during the year ended December 31, 2015 decreased by $64.5 million compared to those reported for the year ended December 31, 2014.  This decrease was  primarily the result of a  $22.6 million increase in proceeds from borrowing activity and a $40.1 million decrease in repayment of borrowings.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 22 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 22:  Asset Related Debt and Other Debt

	At
	December 31, 2016
		Weighted-Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$82,029	2.1%
Notes payable and other debt – non-bond related debt	─
Total asset related debt	82,029	2.1

Other Debt (2)
Subordinated debt	129,196	3.4
Notes payable and other debt	18,817	2.5
Total other debt	148,013	3.3

Total asset related debt and other debt	230,042	2.8

Debt related to CFVs (3)	13,029	4.9

Total debt	$243,071	3.0%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
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

Subordinated debt

At December  31, 2016, the Company had subordinated debt with a UPB of $120.5 million and carrying value of $129.2 million.  The weighted-average yield of this debt was 3.4%.  The carrying value of this debt includes $11.4 million of net premiums that will amortize into net interest income as a reduction to debt expense over the life of the debt.  These impacts will be offset by $2.7 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining life of the debt.

Notes payable and other debt

At December  31, 2016, the Company had notes payable and other debt with a UPB of $18.8 million.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At December  31, 2016, debt related to CFVs included  $6.7 million of debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At December  31, 2016, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted-average effective interest rate is 5.75%.

The remaining $6.3 million of debt related to CFVs relates to two consolidated property partnerships and had a UPB of $5.4 million as of December  31, 2016.  This debt had a weighted-average effective interest rate at December  31, 2016 of 4.0% and has various maturity dates that run through April 1, 2027.

Covenant Compliance and Debt Maturities

At December  31, 2016, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

The Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated for reporting purposes, along with two additional Guaranteed Funds that are not consolidated for reporting purposes.  The Company has also agreed to make mandatory loans to TC Fund I for distribution to the fund investor in the event of certain tax credit shortfalls covered by a tax credit guarantee provided by the Company.  Refer to Notes to Consolidated Financial Statements – Note 8, “Guarantees and Collateral,” for more information about our guarantees and certain other contingent arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to one of the real estate partnerships in which it has an interest and to one of the funds that it manages through its International Operations.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for information about these commitments.

The Company had no unfunded loan commitments as of December 31, 2016.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets.”

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statement - Note 6, “Derivative Instruments,” for more information about these instruments.

The Company has four non-cancelable operating leases that expire in 2017, 2020 and 2024.  Refer to Notes to Consolidated Financial Statement - Note 9, “Commitments and Contingencies,” for more information about these commitments.

Table 23 summarizes, by maturity, our future cash obligations related to our long-term debt, operating leases and other material non-cancelable contractual obligations.

Table 23:  Contractual Obligations

	December 31, 2016
(in thousands)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Long-term debt	$14,511	$74,951	$33,308	$110,802	$233,572
Operating leases	282	600	311	304	1,497
Unconditional purchase obligations	─	─	─	─	─
Other long-term debt	─	─	─	─	─
Total contractual cash obligations	$14,793	$75,551	$33,619	$111,106	$235,069

Other Capital Resources

Common Shares

On December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  As of December 31, 2016, all previous authorizations had either expired or were completed, therefore only the 2017 Plan of up to 580,000 shares remains.    Between January 1, 2017 and March 8, 2017, the Company purchased 86,600 shares at an average price of $20.05.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is authorized to purchase shares is $23.86 per share.

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

At December 31, 2016, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards as of December 31, 2016.  The Board of Directors has determined that these holdings do not constitute a triggering event for purposes of our Rights Plan.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See “Item 1A - Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Fair value measurement of our investments in bonds
•	Consolidation of funds and ventures; and
•	Income taxes.

Valuation of Bonds

We classify and account for mortgage revenue bonds and other municipal bonds that we own as available-for-sale pursuant to ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, we measure investments in bonds at fair value in our Consolidated Balance Sheets, with unrealized gains and losses included in “AOCI.”

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

There are significant judgments and estimates associated with projecting bond or underlying collateral cash flows for non-performing bonds given that we are required to make assumptions about macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  At December 31, 2016, the average price of all bonds reported on the Consolidated Balance Sheets was approximately 101% of the UPB of that portfolio.

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

As of December 31, 2016, we had an estimated $400.9 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date.  There are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; 3) potential challenges from tax authorities and 4) changes in tax laws.  On May 5, 2015, the Board adopted a Rights Plan to potentially mitigate the risk of a change of control event.  Although the Rights Plan is generally an effective deterrent against, it does not absolutely prevent, a change of control and it could be subject to challenge following a trigger event.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

ACCOUNTING AND REPORTING DEVELOPMENTS

___________________________________________________________________________________________________________

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for adverse changes in the value of the Company’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads.  We are exposed to certain market risks as part of our ongoing business operations that we measure and manage as further discussed below.

Sources of Market Risk

Interest-bearing assets and liabilities of the Company expose us to interest rate risk, which is the risk of loss in value or expected future earnings that may result from changes in interest rates.  For example, a portion of interest payments that we make in connection with our debt obligations are determined based upon variable rates of interest.  In this case, if interest rates were to increase, our required payments to service our variable rate debt obligations would increase and, therefore, negatively impact our earnings and cash flows.  Changes in interest rates, as well as changes in credit spreads, also affect the fair value measurement of interest bearing assets and liabilities.

Our exposure to market risk also includes the risk of changes in terminal capitalization rates, which impact the valuation of multifamily affordable properties that secure certain investments in our Bond Portfolio,  our direct real estate investments and real estate-related interests in our LIHTC business line that are dependent on the residual value of multifamily rental properties (although only our Bond Portfolio-related exposures are generally represented by market risk-sensitive instruments).  Refer to Items 1 and 1A of Part I of this Report for more information about our Bond Portfolio, our direct real estate investments and our real estate-related interests in our LIHTC business line.

Our Bond Portfolio, which includes TRS agreements that are used to finance certain of our bond investments, is among our primary sources of market risk.  Our bond investments contractually entitle us to fixed rates of interest while TRS agreements that finance such investments require us to make interest payments to our counterparties that are based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread.  The fair value of the Bond Portfolio is influenced both by the performance of underlying real estate assets (i.e., as a proxy for creditworthiness) and tax-exempt interest rates and credit spreads (i.e., generally as tax-exempt interest rates and/or credit spreads rise, bonds become less valuable).

In addition to the Bond Portfolio, we have other interest-bearing assets and liabilities that expose us to the risk of changes in interest rates and credit spreads, including originated loans, non-Bond Portfolio-related debt obligations and several TRS agreements that are used to finance other investments.  Non-Bond Portfolio debt obligations primarily include senior debt, subordinated debt and various liabilities that were recognized in connection with conveyances that failed to qualify as sales for reporting purposes (in Table 25 below, non-Bond Portfolio-related debt that finances interest-bearing assets is classified as “Asset Related Debt” while all other debt is classified as “Other Debt”).  At December 31, 2016, all of the Company’s loans that are recognized in the financial statements in this Report provide fixed rates of interest while approximately 24.0% of our non-Bond Portfolio-related borrowings (based on their unpaid principal balances) also bear a fixed rate of interest.  The balance of our non-Bond Portfolio debt obligations, or 76% of such arrangements as of December 31, 2016, require us to pay a variable rate of interest that are based upon three-month USD LIBOR and prime rate.  TRS that finance other investments (besides the Bond Portfolio) contractually entitle us to receive fixed rates of interest and require us to make interest payments to our counterparties that are based upon the three-month USD LIBOR rate plus a spread or the SIFMA seven-day municipal swap rate plus a spread.

As further discussed in Item 1 of Part I of this Report, the Company also has equity investments in real estate partnerships, real estate funds and in REL.   These investments expose the Company to various types of market risk, but are not addressed herein because the Company accounts for these instruments using the equity method of accounting. Accordingly, the tables below do not reflect our indirect exposure to market risk affecting our equity investments.

Market Risk Management

We utilize interest rate swaps, interest rate basis swaps and interest rate caps to manage our exposure to changes in interest rates.  In this regard, we do not use interest rate derivative instruments for trading or speculative purposes.  Additionally, while the use of such instruments may mitigate a portion of our exposure to adverse changes in interest rates, certain of these transactions may limit our ability to receive benefits associated with favorable changes in interest rates of hedged debt obligations.

Measurement of Market Risk

In Table 24, we measure the Bond Portfolio’s sensitivity to increases in market yields and terminal capitalization rates by measuring how its fair value would hypothetically change as a result of an instantaneous 100 basis point increase in the market yield and terminal capitalization rate assumptions that were used to measure the fair value of our Bond Portfolio as reported in our Consolidated Balance Sheets at December 31, 2016 and 2015.  In estimating such impacts, we also assumed that expected future cash flows and the credit quality associated with the Bond Portfolio remained constant relative to projections that were assumed in fair value measurements used to report carrying values in our Consolidated Balance Sheets at December 31, 2016 and 2015.

The fair value sensitivity of the Bond Portfolio was calculated using internal models that require standard assumptions regarding market yields and other inputs that are used to measure the fair value of such instruments for financial reporting purposes.  Valuation assumptions are derived based on the characteristics of Bond Portfolio investments and other factors.  Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the methods we use to measure fair value.

Table 24 displays the change in fair value of the Bond Portfolio as measured on the last day of each period presented using the assumptions described above.

Table 24:  Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

	At
(in thousands)	December 31, 2016	December 31, 2015
Fair value of the Bond Portfolio	$231,075	$309,445
Hypothetical change in the fair value of the Bond Portfolio (assuming market yields and capitalization rates increased 100 basis points)	(14,680)	(25,772)
Adjusted hypothetical fair value of the Bond Portfolio	$216,395	$283,673

Table 25 provides information about the Company’s other financial instruments that are sensitive to changes in interest rates and other market risks.  For loans and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by contractual maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.    Weighted-average effective interest rates associated with variable rate instruments are calculated based on spot rates at December 31, 2016.

Table 25:  Other Financial Instruments That Expose the Company to Market Risks

	December 31, 2016
		Expected Maturity
	Fair
(dollars in thousands, except share data)	Value	Total		2017			2018			2019		2020			2021			Thereafter
Investments
Loans	$4,941
Principal amount		$16,793		$6			$10,007			$7		$8			$9			$6,756
Weighted-average effective interest rate		12.0%		12.0%			13.5%			12.0%		12.0%			12.0%			9.7%
Debt obligations
Other Debt - Fixed Rate	24,014
Principal amount		$30,883		$2,670			$2,411			$1,918		$1,217			$1,317			$21,350
Weighted-average effective interest rate		7.6%		7.8	-		5.6%			5.6%		5.6%			5.6%			5.6%
Other Debt - Variable Rate	56,269
Principal amount		$108,446		$2,094			$16,523			$1,783		$1,748			$1,713			$84,585
Weighted-average effective interest rate		2.1%		2.1%			2.1%			2.1%		2.1%			2.1%			2.1%
Debt related to CFVs - Fixed Rate	5,956
Principal amount		$5,414		$95			$102			$109		$116			$125			$4,867
Weighted-average effective interest rate		4.0%		4.4%			4.4%			4.4%		4.4%			4.4%		-	4.0%
Debt related to CFVs - Variable Rate	─
Principal amount		$6,712		$6,712		$	─		$	─	$	─		$	─		$	─
Weighted-average effective interest rate		5.8%		5.8%			─	%		─ %		─	%		─	%		─ %
Interest rate derivative financial instruments
Pay-fixed interest rate swaps - SIFMA	3,828
Notional amount		$140,000	$	─		$	─			$70,000	$	─		$	─			$70,000
Weighted-average pay rate		1.0%		─	%		─	%		0.8%		─	%		─	%		1.2%
Weighted-average receive rate		0.6		─			─			0.6		─			─			0.6
Interest rate basis swaps	169
Notional amount		$100,500	$	─			$55,000			$10,500	$	─		$	─			$35,000
Weighted-average pay rate		0.8%		─	%		0.7%			0.7%		─	%		─	%		1.0%
Weighted-average receive rate		0.8		─			0.7			0.7		─			─			0.9
Interest rate caps - SIFMA	9
Notional amount		$45,000	$	─		$	─			$45,000	$	─		$	─		$	─
Weighted-average strike rates		2.5%		─	%		─	%		2.5%		─	%		─	%		─ %
Forward rate		SIFMA		─			─			SIFMA		─			─			─
Interest rate caps - LIBOR	1,544											-
Notional amount		$35,000	$	─		$	─		$	─	$	─		$	─			$35,000
Weighted-average strike rates		3.0%		─	%		─	%		─ %		─	%		─	%		3.0%
Forward rate		3M LIBOR		─			─			─		─			─			3M LIBOR
Other TRS agreements	─
Notional amount - reference investment		$17,911		$17,911		$	─		$	─	$	─		$	─		$	─
Notional amount - pay legs		17,911		17,911			─			─		─			─			─
Weighted-average receive rates		7.0%		7.0%			─	%		─ %		─	%		─	%		─ %
Weighted-average pay rates		4.6		4.6			─			─		─			─			─
Total Fair Value of Interest Rate Sensitive Instruments	$96,730

Table 25:  Other Financial Instruments That Expose the Company to Market Risks –  (continued)

December 31, 2015
Expected Maturity
Fair
(dollars in thousands)	Value	Total	2016	2017	2018	2019	2020	Thereafter
Investments
Loans	$14,104
Principal amount	$20,114	$13,321	$6	$7	$7	$8	$6,765
Weighted-average interest rate	9.4%	9.2%	12.0%	12.0%	12.0%	12.0%	9.7%
Debt obligations
Asset Related Debt - Fixed Rate	10,717
Principal amount	$10,717	$7,579	$1,395	$1,460	$261	$22	$	─
Weighted-average effective interest rate	12.3%	13.0%	10.4%	10.4%	10.4%	10.4%	─	%
Other Debt - Fixed Rate	15,579
Principal amount	$27,679	$671	$960	$1,039	$1,125	$1,217	$22,667
Weighted-average effective interest rate	8.1%	8.1%	8.1%	8.1%	8.1%	8.1%	8.1%
Other Debt - Variable Rate	29,518
Principal amount	$95,397	$1,894	$1,856	$1,819	$1,783	$1,748	$86,297
Weighted-average effective interest rate	2.0%	2.0%	1.3%	1.3%	1.3%	1.3%	1.3%
Debt related to CFVs - Fixed Rate	3,171
Principal amount	$2,791	$59	$62	$65	$69	$73	$2,463
Weighted-average effective interest rate	4.3%	4.1%	4.1%	4.2%	4.2%	4.2%	4.3%
Debt related to CFVs - Variable Rate	─
Principal amount	$6,712	$6,712	$	─	$	─	$	─	$	─	$	─
Weighted-average effective interest rate	5.5%	5.5%	─	%	─	%	─	%	─	%	─	%
Interest rate derivative financial instruments
Pay-fixed interest rate swaps	(690)
Notional amount	$7,675	$79	$85	$91	$97	$103	$7,220
Weighted-average pay rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%
Weighted-average receive rate	2.5	2.5	2.5	2.5	2.5	2.5	-	2.5
Interest rate caps	15
Notional amount	$45,000	$	─	$	─	$	─	$45,000	$	─	$	─
Weighted-average strike rate	2.5%	─	%	─	%	─	%	2.5%	─	%	─	%
Forward rate	SIFMA	SIFMA
Other TRS agreements	─
Notional amount - reference investment	$23,475	$17,652	$5,823	$	─	$	─	$	─	$	─
Notional amount - pay legs	23,475	17,652	5,823	─	─	─	─
Weighted-average receive rates	7.0%	7.0%	7.0%	─	%	─	%	─	%	─	%
Weighted-average pay rates	3.9	3.9	3.9	─	─	─	─
Total Fair Value of Interest Rate Sensitive Instruments	$72,414

The fair value of financial instruments that is disclosed above in Table 24 is measured using methods and assumptions that are further discussed in Notes to Consolidated Financial Statements – Note 7, “Fair Value.”

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of MMA Capital Management, LLC, together with the report thereon of KPMG LLP dated March 15, 2017, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to the fact that remediation of material weaknesses in our internal control over financial reporting described in our 2015 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on this evaluation, management determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2016.

As a result of this assessment, management concluded that the Company did not have adequately trained resources with assigned responsibility over the use of spreadsheets in the Company’s financial reporting processes and effective monitoring of control activities associated with the use of spreadsheets.  Additionally, the Company did not have restricted access controls over the spreadsheets, including appropriate security controls over the network where the spreadsheets were stored; program change controls over the functionality of the spreadsheets; and completeness and accuracy controls over the data and assumptions used in the spreadsheets.

As a consequence, the Company did not have effective process-level controls over the measurement and presentation of certain investments and related income, other assets and related income, other liabilities, and income taxes that were dependent upon the use of spreadsheets.  Certain of the Company’s reconciliation and management review controls over these accounts were ineffective because the Company did not assess the completeness and accuracy of information included within the spreadsheets.

The control deficiencies described above resulted in immaterial errors in certain accounts in the Company’s preliminary financial statements that were corrected prior to the issuance of the Company’s consolidated financial statements, as well as resulted in an immaterial correction of an error that was disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2016.    These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future and, therefore, we concluded that the deficiencies continue to represent material weaknesses in the Company’s internal control over financial reporting as of December  31, 2016 and the Company’s internal control over financial reporting was not effective as of December 31, 2016.

The independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2016, and their report is included on page 46 herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of December 31, 2016.

Management’s Remediation Plan

In connection with the remediation plan that the Company established to address material weaknesses that were identified as of the assessment for December 31, 2015, we executed the following steps in 2016:

•

We designed and implemented manual controls to eliminate reliance upon the servicing system and bond database which lacked effective general information technology controls (“GITCs”) as of December 31, 2015.

•

While we assessed that certain of the Company’s management review controls were ineffective as of December 31, 2016, we reassessed the design of management review controls that govern the Company’s accounting for certain of its investments to determine the appropriate level of precision required to mitigate the potential for a material misstatement while supporting documentation was refined to make clear: (i) management’s expectations related to financial results of transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidencing that all outliers or exceptions that should have been identified, including items that should have fluctuated but did not.

•

We designed and documented a corporate spreadsheet policy that establishes uniform control standards for all spreadsheets used for financial reporting purposes.  We also inventoried, and performed a risk assessment of the criticality of, each key spreadsheet that established what specific spreadsheet-level controls were required to be implemented.

•

We sponsored ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting and held several training sessions around required controls for electronic spreadsheets.

In 2017, the Company will sponsor additional targeted training to key personnel related to the use of, and monitoring of control activities associated with, spreadsheets that are used for financial reporting purposes.  Additionally, and as a continuation of the Company’s remediation plan that was established to address material weaknesses identified as of the assessment for December 31, 2015, the Company will execute the following steps in 2017:

•

The Company will implement and test GITCs over (i) logical access to, and administrator review of, its network and (ii) change management software that is designed to identify, track and report upon changes that are made to spreadsheets that are used for financial reporting purposes; and

•

To improve the design and operating effectiveness of certain of the Company’s reconciliation and management review controls, the Company will implement and operate its corporate spreadsheet policy.  In doing so, the Company will validate the completeness and accuracy of data and assumptions used in all of its spreadsheets that are used for financial reporting purposes (i) in conjunction with the implementation of effective GITCs and change management software and (ii) as, and when, spreadsheet data and assumptions are subsequently modified.

Although we expect that full implementation of this plan will result in the remediation of the Company’s material weaknesses, we cannot provide any assurance that these efforts will be successful, or that we will not identify additional control deficiencies in future periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MMA Capital Management, LLC:

We have audited MMA Capital Management, LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MMA Capital Management, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses related to inadequately trained resources with assigned responsibility over the use of spreadsheets in the Company’s financial reporting processes; ineffective monitoring activities over controls associated with the use of spreadsheets; ineffective access and program change controls over the use of the spreadsheets; ineffective controls over the completeness and accuracy of the data and assumptions used in the spreadsheets; and ineffective process-level controls over the measurement and presentation of certain investments and related income, other assets and related income, other liabilities, and income taxes that were dependent upon the use of spreadsheets have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MMA Capital Management, LLC and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 15, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, MMA Capital Management, LLC has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

(signed) KPMG LLP

Baltimore, Maryland

March 15, 2017

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to Senior Financial Officers, copies of which are available on the Company’s website at www.mmacapitalmanagement.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2017 Annual Shareholders’ Meeting (hereinafter, the “Proxy Statement”) under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.  The Company expects to file the Proxy Statement no later than April 30, 2017.

Item 11.  Executive Compensation

The information required to be furnished by this Item 11 is contained in the Proxy Statement under the headings “Board of Directors Matters” and “Executive Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required to be furnished by this Item 12 is contained in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished by this Item 13 is contained in the Proxy Statement under the headings “Board of Directors Matters” and “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required to be furnished by this Item 14 is contained in the Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and  Financial Statements Schedules

(1)  The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts (The information required is presented within the notes to the Consolidated Financial Statements)

(3) Exhibit Index

       See Exhibit Index immediately preceding the exhibits

Item 16.  Form 10-K Summary

Not included.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	March 15, 2017	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 15, 2017
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	March 15, 2017
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Francis X. Gallagher	March 15, 2017
Name:	Francis X. Gallagher
Title:	Chairman of the Board of Directors

By:	/s/ Steven S. Bloom	March 15, 2017
Name:	Steven S. Bloom
Title:	Director

By:	/s/ J.P. Grant	March 15, 2017
Name:	J.P. Grant
Title:	Director

By:	/s/ Frederick W. Puddester	March 15, 2017
Name:	Frederick W. Puddester
Title:	Director

By:	/s/ Lisa Kay	March 15, 2017
Name:	Lisa Kay
Title:	Director

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MMA Capital Management, LLC:

We have audited the accompanying consolidated balance sheets of MMA Capital Management, LLC and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMA Capital Management, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MMA Capital Management LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Baltimore, Maryland
March 15, 2017

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$45,525	$21,843
Restricted cash (includes $23,584 and $22,992 related to consolidated funds and ventures ("CFVs"))	57,504	40,033
Bonds available-for-sale (includes $135,614 and $174,961 pledged as collateral)	155,981	218,439
Investments in partnerships (includes $137,773 and $177,786 related to CFVs)	244,191	260,441
Other assets (includes zero and $6,417 pledged as collateral and $44,551 and $18,834 related to CFVs)	70,998	58,315
Total assets	$574,199	$599,071

LIABILITIES AND EQUITY
Debt (includes $13,029 and $9,883 related to CFVs)	$243,071	$242,095
Accounts payable and accrued expenses	7,821	5,001
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,103	8,203
Other liabilities (includes $32,582 and $28,233 related to CFVs)	54,881	47,551
Total liabilities	$313,876	$302,850

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$134,999	$180,051
Common shareholders’ equity:
Common shares, no par value (5,925,743 and 6,516,275 shares issued and outstanding and 81,863 and 72,476 non-employee directors' and employee deferred shares issued at December 31, 2016 and 2015, respectively)	87,506	54,961
Accumulated other comprehensive income ("AOCI")	37,818	61,209
Total common shareholders’ equity	125,324	116,170
Total equity	260,323	296,221
Total liabilities and equity	$574,199	$599,071

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended
	December 31,
	2016	2015	2014
Interest income
Interest on bonds	$11,494	$13,611	$17,974
Interest on loans and short-term investments	3,495	2,383	1,114
Total interest income	14,989	15,994	19,088

Interest expense
Bond related debt	1,477	1,336	2,392
Non-bond related debt	687	1,002	728
Total interest expense	2,164	2,338	3,120
Net interest income	12,825	13,656	15,968

Non-interest revenue
Income on preferred stock investment	─	4,353	5,260
Asset management fees and reimbursements	8,860	6,807	3,580
Other income	2,968	2,517	1,816
Revenue from CFVs	3,966	988	16,494
Total non-interest revenue	15,794	14,665	27,150
Total revenues, net of interest expense	28,619	28,321	43,118

Operating and other expenses
Interest expense	4,436	7,293	13,776
Salaries and benefits	17,113	15,733	12,708
General and administrative	2,793	3,223	3,447
Professional fees	5,335	3,967	5,372
Other expenses	1,247	7,457	3,482
Expenses from CFVs	36,237	37,797	90,435
Total operating and other expenses	67,161	75,470	129,220

Net gains on bonds	12,217	6,513	12,293
Net gains on real estate and other investments	1,828	16,495	882
Net gains on derivatives, loans, other assets and extinguishment of liabilities	2,358	8,321	6,192
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	25,860	─	2,003
Equity in income from unconsolidated funds and ventures	8,872	865	6,738
Net (losses) gains related to CFVs	(451)	853	15,227
Equity in losses from lower tier property partnerships of CFVs	(17,254)	(22,219)	(32,730)
Net losses due to deconsolidation of CFVs	─	─	(23,867)
Net loss from continuing operations before income taxes	(5,112)	(36,321)	(99,364)
Income tax expense	(679)	(263)	(242)
Net income from discontinued operations, net of tax	1,532	327	18,038
Net loss	(4,259)	(36,257)	(81,568)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	46,611	54,983	100,216
Related to discontinued operations	─	─	150
Net income allocable to common shareholders	$42,352	$18,726	$18,798

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended
	December 31,
	2016	2015	2014
Basic income per common share:
Income from continuing operations	$6.53	$2.68	$0.08
Income from discontinued operations	0.24	0.04	2.38
Income per common share	$6.77	$2.72	$2.46

Diluted income per common share:
Income from continuing operations	$6.44	$2.68	$0.08
Income from discontinued operations	0.23	0.04	2.38
Income per common share	$6.67	$2.72	$2.46

Weighted-average common shares outstanding:
Basic	6,254	6,881	7,647
Diluted	6,628	6,881	7,647

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended
	December 31,
	2016		2015	2014
Net income allocable to common shareholders		$42,352	$18,726	$18,798
Net loss allocable to noncontrolling interests		(46,611)	(54,983)	(100,366)
Net loss		$(4,259)	$(36,257)	$(81,568)

Other comprehensive (loss) income allocable to common shareholders
Bond related changes:
Unrealized net gains		$14,553	$18,374	$18,103
Reversal of net unrealized gains on sold or redeemed bonds		(12,017)	(4,992)	(11,303)
Reclassification of unrealized losses to operations due to impairment		─	179	113
Reinstatement of unrealized bond gains due to deconsolidation of
Consolidated Lower Tier Property Partnerships		─	─	13,975
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure		(25,860)	─	(2,003)
Net change in other comprehensive income due to bonds		(23,324)	13,561	18,885
Foreign currency translation adjustment		(67)	(2,481)	(423)
Other comprehensive (loss) income allocable to common shareholders		$(23,391)	$11,080	$18,462

Other comprehensive income (loss) allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$24	$(13,212)

Comprehensive income to common shareholders		$18,961	$29,806	$37,260
Comprehensive loss to noncontrolling interests		(46,611)	(54,959)	(113,578)
Comprehensive loss		$(27,650)	$(25,153)	$(76,318)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2014	8,112	$33,679	$31,667	$65,346	$473,513	$538,859
Net income (loss)	─	18,798	─	18,798	(100,366)	(81,568)
Other comprehensive income (loss)	─	─	18,462	18,462	(13,212)	5,250
Distributions	─	─	─	─	(1,928)	(1,928)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(375)	─	(375)	─	(375)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	36	197	─	197	─	197
Fair value adjustments associated with stock compensation awards	─	33	─	33	─	33
Net change due to consolidation	─	(2,849)	─	(2,849)	2,849	─
Net change due to deconsolidation	─	─	─	─	(131,142)	(131,142)
Common share repurchases	(920)	(8,128)	─	(8,128)	─	(8,128)
Balance, December 31, 2014	7,228	$41,355	$50,129	$91,484	$229,714	$321,198
Net income (loss)	─	18,726	─	18,726	(54,983)	(36,257)
Other comprehensive income (loss)	─	─	11,080	11,080	24	11,104
Contributions	─	─	─	─	575	575
Distributions	─	─	─	─	(106)	(106)
Foreign exchange gains	─	2,661	─	2,661	─	2,661
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(547)	─	(547)	─	(547)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	43	509	─	509	─	509
Net change due to consolidation	─	─	─	─	4,827	4,827
Common share repurchases	(683)	(7,743)	─	(7,743)	─	(7,743)
Balance, December 31, 2015	6,588	$54,961	$61,209	$116,170	$180,051	$296,221
Net income (loss)	─	42,352	─	42,352	(46,611)	(4,259)
Other comprehensive loss	─	─	(23,391)	(23,391)	─	(23,391)
Distributions	─	─	─	─	(1,476)	(1,476)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(60)	─	(60)	─	(60)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	19	308	─	308	─	308
Net change due to consolidation	─	─	─	─	3,035	3,035
Common share repurchases	(600)	(10,055)	─	(10,055)	─	(10,055)
Balance, December 31, 2016	6,007	$87,506	$37,818	$125,324	$134,999	$260,323

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,259)	$(36,257)	$(81,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for credit losses and impairment (1)	25,192	33,235	28,231
Net equity in losses from equity investments in partnerships (1)	8,382	21,354	25,992
Net gains on bonds	(12,217)	(6,513)	(12,293)
Net losses (gains) related to CFVs	451	(853)	(14,439)
Net gains on real estate and other investments	(3,047)	(16,653)	(18,566)
Net losses (gains) on derivatives, loans, other assets and extinguishment of liabilities	1,443	(4,611)	(3,856)
Net losses due to consolidation	─	─	23,867
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	(25,860)	─	(2,003)
Interest rate swap termination payments	(851)	─	─
Advances on and originations of loans held for sale	─	(6,752)	─
Distributions received from investments in partnerships	9,101	660	─
Expenses from CFVs due to liability reinstatement	─	─	37,530
Subordinated debt effective yield amortization and interest accruals	105	1,431	7,157
Depreciation and other amortization (1)	1,493	1,660	6,677
Foreign currency (income) loss	(786)	1,440	5,042
Stock-based compensation expense	2,066	2,300	1,844
Change in asset management fees payable related to CFVs	3,544	(4,020)	664
Other	6,578	1,424	(5,474)
Net cash provided by (used in) operating activities	11,335	(12,155)	(1,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	44,805	33,289	19,642
Advances on and originations of loans held for investment	(43,002)	(6,321)	(22,550)
Advances on and purchases of bonds	(7,217)	(15,123)	(18,380)
Investments in property partnerships and real estate	(6,108)	(61,745)	(38,492)
Proceeds from the sale of real estate and other investments	29,665	37,533	64,863
Proceeds from the redemption of preferred stock	─	11,613	─
Proceeds from sale of a subsidiary company	4,188	─	─
(Increase) decrease in restricted cash and cash of CFVs	(17,551)	11,538	23,390
Capital distributions received from investments in property partnerships	10,832	7,218	14,636
Net cash provided by investing activities	15,612	18,002	43,109
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	23,793	32,743	10,100
Repayment of borrowings	(15,527)	(38,790)	(79,083)
Purchase of treasury stock	(10,055)	(7,743)	(8,128)
Distributions paid to holders of noncontrolling interests	(1,476)	─	─
Other	─	167	(1,978)
Net cash used in financing activities	(3,265)	(13,623)	(79,089)
Net increase (decrease) in cash and cash equivalents	23,682	(7,776)	(37,175)
Cash and cash equivalents at beginning of period	21,843	29,619	66,794
Cash and cash equivalents at end of period	$45,525	$21,843	$29,619
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(in thousands)

	For the year ended
	December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,467	$8,883	$12,040
Income taxes paid	174	227	301

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(23,391)	11,104	5,250
Debt and liabilities extinguished through sales and collections on bonds and loans	3,697	17,280	22,673
Debt extinguished through redemptions of preferred stock	─	25,000	─
Decrease in loans receivable and other assets and increase in real estate investments purchase consideration due to TC Fund I Origination Loan	─	4,990	─
Increase (decrease) in debt through net loan fundings (paydowns)	(6,417)	741	─
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	42,079	─	11,058
Increase in investment in partnerships and decrease in loans held for investment and interest receivable	27,939	─	─
Increase in net real estate assets and noncontrolling equity due to consolidation	─	4,454	─
Decrease in loans held for investment and increases in other assets due to investment in derivative assets	2,600	─	─
Decrease in common equity and increase in noncontrolling equity due to purchase of noncontrolling interest	─	397	2,849
Decrease in common equity and increase in liabilities due to purchase of noncontrolling interest	─	─	(375)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—  Summary of Significant Accounting Policies

Organization

MMA Capital Management, LLC, the registrant, was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

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

United States (“U.S.”) Operations consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.  In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.  In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.   In our Energy Capital business line, our wholly owned subsidiary MMA Energy Capital (“MEC”), primarily provides debt capital to develop, build and operate renewable energy systems.  We originate debt capital directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”).  The Solar Ventures include Renewable Energy Lending (“REL”), Solar Construction Lending, LLC (“SCL”) and Solar Permanent Lending (“SPL”).

International Operations is managed through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage private real estate funds that invest in residential real estate.  IHS currently manages four funds: the South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; IHS Fund II (“IHS Fund II”), which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa and Sub-Saharan Africa; and Transcend Residential Property Fund Limited (“Transcend”), which is a Real Estate Investment Trust that is listed on the AltX of the Johannesburg Stock Exchange.  MMA also owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to the properties of IHS-managed funds.

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

As of December 31, 2016, CFVs consisted of 11 LIHTC funds for which we sold our GP interests and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to minimum yield guarantees that are provided in connection with their investments in such funds (these 11 funds, along with two additional guaranteed LIHTC funds that are not consolidated for financial reporting purposes, are hereinafter referred to as “Guaranteed Funds”) and four partnerships that own affordable housing properties that were consolidated by the Company.

Account balances related to CFVs that were reported on our Consolidated Balance Sheets at either December 31, 2016 or December 31, 2015 include the following:

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs are reported as restricted cash by the Company.

•	Guaranteed Funds

Investment in Lower Tier Property Partnerships

At December 31, 2016, the Company consolidated 11 Guaranteed Funds.  The Guaranteed Funds have limited partner equity investments in affordable housing property partnerships, which are the entities that own the affordable housing properties (“Lower Tier Property Partnership” or “LTPP”).  The GPs of these LTPPs are considered the primary beneficiaries.  Therefore, the LIHTC Funds do not consolidate these LTTPs for financial reporting purposes.  These LTTPs are accounted for under the equity method as further described below in this Note 1, “Summary of Significant Accounting Policies,” under the sub-heading entitled “Investments in Partnerships.”

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

At December 31, 2016, the Company consolidated four property partnerships because it is deemed to be the primary beneficiary of the partnerships.  The Company holds equity interests in these property partnerships ranging from 0.01% to 1.00%.  The assets held by these property partnerships are affordable multifamily housing properties.  These consolidated property partnerships are reported in “Other assets” on the Consolidated Balance Sheets.

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

Bonds

We classify and account for mortgage revenue bonds and other municipal bonds that we own as available-for-sale pursuant to requirements established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.”  Accordingly, we measure investments in bonds at fair value (“FV”) in our Consolidated Balance Sheets, with unrealized gains and losses included in “AOCI.”

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

We do not intend to sell bonds that were in an unrealized loss position at December 31, 2016 and 2015, and it is not more likely than not that we will be required to sell such bonds before recovery of the amortized cost of such instruments.

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

There are significant judgments and estimates associated with projecting bond or underlying collateral cash flows for non-performing bonds given that we are required to make assumptions about macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the determination of the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  The bonds reflected on the

Consolidated Balance Sheets at December 31, 2016 were valued at approximately 101% of the portfolio’s unpaid principal balance (“UPB”).

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

Real Estate Owned (“REO”)

The Company’s REO is generally obtained when a delinquent borrower chooses to transfer a mortgaged property to us in lieu of going through a foreclosure process.  The Company classifies REO in the Consolidated Balance Sheets in “Other assets.”

REO is subsequently measured for financial reporting purposes based upon whether the Company has designated REO as HFS or held for use (“HFU”).

REO is classified as HFS when we intend to sell the property and we are actively marketing property that is available for immediate sale in its current condition and a sale is reasonably expected to take place within one year.  REO that we do not classify as HFS is designated as HFU.

REO that is designated as HFS is reported in the Consolidated Balance Sheets at the lower of its carrying amount or fair value less estimated selling costs.  We recognize a recovery for any subsequent increase in fair value, less estimated costs to sell, up to the cumulative loss previously recognized through the valuation allowance.  We do not depreciate REO that is classified as HFS.

REO that is designated as HFU is depreciated for financial reporting purposes and evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.  An impairment loss is recognized if the carrying amount of the REO is not recoverable and exceeds its fair value.  We recognize impairment-related losses in our Consolidated Statements of Operations as a component of “Other expenses.”

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

Guarantees

The Company has guaranteed minimum yields on investment to investors in Guaranteed Funds and has agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to those guarantees.  Additionally, the Company has agreed to indemnify specific investors in certain non-Guaranteed Funds related to the performance of certain LTTPs.  Further, the Company has provided a limited guarantee of expected tax credits to be generated by a portfolio of low income housing tax credit partnership interests that was acquired by our LIHTC Partnership, known as MMA Capital TC Fund I, LLC (“TC Fund I”), which we established in the fourth quarter of 2015.  In limited circumstances, the Company has also guaranteed the performance of its consolidated subsidiaries in connection with various performance obligations.

At inception of a guarantee to an unconsolidated entity that requires financial statement recognition, we recognize the fair value of our obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur.  This liability is classified in Consolidated Balance Sheets as a component of “Other liabilities.”  As a practical expedient, we measure the fair value of a guarantee liability based upon either cash compensation that is received at inception or the net present value of expected payments to be received from a guaranteed party over the life of such agreement.  The Company will reduce this liability through the use of a systematic and rational method of amortization in which the recognized balance at inception will be evenly amortized over the life of a guarantee.  However, guarantee payments made by the Company will be recorded as a reduction of the unamortized balance of a guarantee liability and, in this case, periodic amortization will be prospectively adjusted to reflect a revised amount of amortization that is based upon the-then remaining balance of a guarantee liability and the period to expiry of a guarantee.

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

Guarantees provided by the Company in connection with the performance of a consolidated subsidiary are exempt from financial statement recognition, though disclosure of such activities is provided in Note 8, “Guarantees and Collateral.”

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

As of December 31, 2016, we had an estimated $400.9 million of federal net operating losses representing a significant potential asset of the Company, subject to a full valuation allowance as of that measurement date.  There are a number of risks associated with the potential ability of the Company to use the net operating losses, including: 1) change of control for the Company; 2) lack of taxable income generated before expiration of the carryforward period beginning in 2027; 3) potential challenges from tax authorities; and 4) changes in tax laws.  On May 5, 2015, the Board adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to potentially mitigate the risk of a change of control event.  Although the Rights Plan is a deterrent against a change of control, it would not absolutely prevent a change of control and it could be subject to challenge if a change of control trigger event occurs.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

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

The effects of the revisions on our Consolidated Balance Sheet were as follows:

	As Previously
	Reported			As Revised
	December 31,			December 31,
(in thousands)	2015	Adjustment		2015
Common shareholders’ equity:
Common shares, no par value (5,925,743 and 6,516,275 shares issued and outstanding and 81,863 and 72,476 non-employee directors' and employee deferred shares issued at December 31, 2016 and 2015, respectively	$47,755		$7,206	$54,961
Accumulated other comprehensive income	68,415		(7,206)	61,209
Total common shareholders’ equity	$116,170	$	─	$116,170

The effects of the revisions on our Consolidated Statements of Equity were as follows:

	Common
	Equity
	Before
(in thousands)	AOCI	AOCI
As previously reported year ended December 31, 2014	$35,032	$56,452
Adjustment	6,323	(6,323)
As revised year ended December 31, 2014	$41,355	$50,129

As previously reported year ended December 31, 2015	$47,755	$68,415
Cumulative adjustment at December 31, 2014	6,323	(6,323)
Adjustment	883	(883)
As revised year ended December 31, 2015	$54,961	$61,209

The effects of the revisions on our Consolidated Statements of Operations were as follows:

			Net income	Basic	Diluted
			from	income	income
		Income tax	discontinued	per	per
	Interest on	benefit	operations	common	common
(in thousands, except per share data)	Bonds	(expense)	net of tax	share	share
As previously reported year ended December 31, 2014	$16,493	$45	$17,901	$2.28	$2.28
Adjustment	1,481	(287)	137	0.18	0.18
As revised year ended December 31, 2014	$17,974	$(242)	$18,038	$2.46	$2.46

As previously reported year ended December 31, 2015	$12,728	$(263)	$327	$2.59	$2.59
Adjustment	883	─	─	0.13	0.13
As revised year ended December 31, 2015	$13,611	$(263)	$327	$2.72	$2.72

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

Accounting for Interests Held Through Related Parties That Are Under Common Control

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810):  Interests Held Through Related Parties That Are Under Common Control.”  This guidance amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE.  This new guidance is effective for us on January 1, 2017 and will not have a material impact on our consolidated financial statements.

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

Accounting for Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This new guidance is effective for us on January 1, 2017 and will not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash – A Consensus of the FASB Emerging Issues Task Force.”  This guidance amends and clarifies the guidance on four cash flow issues.  This new guidance is effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740):  Intra-Entity Transfers of Assets Other Than Inventory.”  This guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers.  This new guidance is effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

The weighted-average pay rate on the Company’s bond portfolio was 6.1% and 5.4% at December 31, 2016 and 2015, respectively.  Weighted-average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at December 31, 2016 and 2015, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	December 31, 2016
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$106,366	$73,049	$36,978	$110,027	103%
Other real estate related bond investments	47,788	41,934	4,020	45,954	96%
Total	$154,154	$114,983	$40,998	$155,981	101%

	At
	December 31, 2015
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$160,974	$98,694	$57,915	$156,609	97%
Other real estate related bond investments	62,385	55,423	6,407	61,830	99%
Total	$223,359	$154,117	$64,322	$218,439	98%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.

See Note 7, “Fair Value,” which describes factors that contributed to the $62.5 million decrease in the reported fair value of the Company’s bond portfolio for the year ended December 31, 2016.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At December 31, 2016,  the majority of the Company’s bonds amortize on a scheduled basis and have stated maturity dates between September 2017 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.9 million and $26.9 million, respectively, at December  31, 2016).

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at December  31, 2016, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
December 31, 2016	$37,788	$31,933	$35,414
2017	─	─	─
2018	1,943	448	2,239
2019	─	─	─
2020	5,245	4,467	5,396
Thereafter	109,082	78,039	112,835
Bonds that may not be prepaid	96	96	97
Total	$154,154	$114,983	$155,981

The weighted-average expected maturity of the Company’s investments in bonds that are not currently prepayable at par at December 31, 2016 was 5.1 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $7.0 million and $43.3 million at December  31, 2016 and 2015, respectively.  During the period in which such bonds were on non-accrual status, the Company recognized interest income on a cash basis of $0.3 million, $1.7 million and $1.3 million for the years ended December  31, 2016, 2015 and 2014, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.6 million,  $3.2 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, bonds that were on non-accrual status that had a fair value of $3.0 million at December 31, 2015 were sold or redeemed.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Total current	$148,967	$175,106
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	7,014	43,333
Total	$155,981	$218,439

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $23.2 million, $15.3 million and $17.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the year ended
	December 31,
(in thousands)	2016		2015		2014
Net impairment recognized on bonds held at each period-end	$	─	$	─	$(113)
Net impairment recognized on bonds sold or redeemed during each period		─		(179)	─
Gains recognized at time of sale or redemption (1)		12,217		6,513	12,293
Total net gains on bonds		$12,217		$6,334	$12,180
(1)	The amount for 2016, reflects additional cash received for a bond that was previously redeemed in 2015.

In addition to gains described above, the Company also recognized an $11.4 million gain in 2016 in connection with a nonperforming bond with respect to which the Company had foreclosed upon the multifamily property that secured such investment.

Note 3—Investments in Partnerships and Ventures

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Investments in U.S. real estate partnerships (includes $11,138 and $13,374 related to VIEs) (1)	$27,596	$29,633
Investments in IHS-managed funds (includes $1,955 and $1,388 related to VIEs) (1)	3,296	2,501
Investment in Solar Ventures	75,526	50,521
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	137,773	177,786
Total investments in partnerships	$244,191	$260,441

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE.

(2)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At December  31, 2016,  $16.5 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  Through the governing agreements, the Company is obligated to make additional capital contributions of up to an additional $4.0 million.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At December  31, 2016, $6.3 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At December 31, 2016, $4.8 million of the reported carrying value pertains to equity investments in LIHTC partnerships acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  While these entities are determined to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for its investments in them using the equity method of accounting.

At December  31, 2016 and 2015, three and five of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $11.1 million and $13.4 million at December  31, 2016 and 2015, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $11.1 million and $20.3 million as of December  31, 2016 and 2015, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments and loan receivable.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2016	2015
(in thousands)
Total assets	$97,659	$114,697
Total liabilities	47,147	61,007

The following table provides information about the net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$2,952	$(1,345)	$16,833

Investments in IHS-Managed Funds

At December 31, 2016, the Company held equity co-investments in three IHS-managed funds (SAWHF, IHS Residential Partners and IHS Fund II) that range from a  1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these investment vehicles in return for asset management fees.  For each investment vehicle, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At December 31, 2016, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners and IHS Fund II was $1.2 million, $1.9 million and $0.2 million, respectively.

As SAWHF and IHS Fund II entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to IHS Residential Partners and, as a result, the Company believes that its risk of loss is limited to its investment balance of $1.9 million.  However,  through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $13.2 million and $11.7 million as of December 31, 2016 and 2015, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2016	2015
(in thousands)
Total assets	$261,082	$235,858
Total liabilities	110,214	103,149

The following table provides information about the net (loss) income of the IHS-managed funds in which the Company had an equity investment.

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Net (loss) income	$(19,718)	$(5,646)	$6,589

Investment in Solar Ventures

MEC originates solar loans directly and through our Solar Ventures.  The Company made an initial $75 million capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for membership interests in REL.  Because REL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Ventures in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2016	2015
(in thousands)
Total assets	$158,365	$104,137
Total liabilities	4,905	3,585

The following table provides information about the net income of the Solar Ventures in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Net income	$1,206	$1,313	$	─

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Other assets:
Loans held for investment	$4,809	$7,928
Loans held for sale	─	6,417
Real estate owned	3,267	8,669
Derivative assets	7,884	3,673
Solar facilities (includes other assets such as cash and other receivables)	1,733	2,073
Accrued interest receivable	1,822	2,115
Asset management fees and reimbursements receivable	1,406	1,121
Other assets	5,526	7,485
Other assets held by CFVs (1)	44,551	18,834
Total other assets	$70,998	$58,315

(1)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Loans Held For Investment (“HFI”)

The Company’s loans that are HFI primarily include solar loans.  We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net gains on derivatives, loans, other assets and extinguishment of liabilities.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Amortized cost	$9,202	$8,678
Net losses included in earnings	(3,565)	─
Allowance for loan losses	(828)	(750)
Loans held for investment, net	$4,809	$7,928

At December 31, 2016 and 2015,  HFI loans had an UPB of $16.8 million and $13.2 million, respectively, as well as deferred fees and other basis adjustments of $7.6 million and $4.5 million, respectively.

At December 31, 2016, the Company had a loan that it made to a residential solar power provider with a UPB of $10.0 million (FV of $3.8 million) that is classified as held for investment but for which the FVO was elected to minimize certain operational challenges associated with accounting for this loan.

At December 31, 2016 and 2015,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and $1.1 million, respectively, and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At December 31, 2016 and 2015, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net gains on derivatives, loans, other assets and extinguishment of liabilities” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million and $12.4 million at December 31, 2016 and 2015, respectively, with a carrying value of zero and $6.4 million at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016 and 2015, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

At December 31, 2015, the Company had unfunded loan commitments totaling $0.5 million.  There were no unfunded loan commitments at December 31, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Cash	$ ─	$149
Building, furniture, fixtures and land improvement	648	4,014
Land	2,619	4,496
Other assets	─	10
Total	$3,267	$8,669

Depreciation expense was $0.1 million and $0.5 million for the years ended December  31, 2015 and 2014.  There was no depreciation expense for the year ended December  31, 2016.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  During the year ended December 31, 2014, the Company recognized $0.2 million impairment loss that was reported through discontinued operations.  The Company did not recognize any impairment losses for years ended December 31, 2016 and 2015.

Derivative Assets

At December 31, 2016 and 2015, the Company had $9.0 million and $3.7 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At December 31, 2016 and 2015, the Company owned two and five solar facilities, respectively, that had a total carrying value of $1.3 million and $2.0 million, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.

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

During the fourth quarter of 2016, the Company sold two of its solar assets at prices approximating their book value.

At December 31, 2016, the Company redesignated its two solar facilities from HFS to HFU and recognized depreciation expense of $0.2 million in the fourth quarter of 2016.  The remaining two solar facilities had accumulated depreciation of $1.7 million and $1.6 million at December 31, 2016 and 2015, respectively.

Asset Management Fees and Reimbursement Receivable

At December  31, 2016 and 2015, the Company had $1.4 million and $1.1 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $0.9 million and $0.8 million, respectively,  were due from IHS-managed funds and ventures.  As of December 31, 2016, the Company did not recognize asset management fee income from TC Fund I given uncertainties associated with when such revenue would be realized.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	December 31, 2016		December 31, 2015
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$2,892	2.2%	$1,137	1.5%
Due after one year	79,137	2.1	88,131	1.4
Notes payable and other debt – non-bond related
Due within one year	─	─	7,564	13.0
Due after one year	─	─	3,126	10.4

Total asset related debt	$82,029	2.1	$99,958	2.6

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,297	3.9	$3,069	3.0
Due after one year	125,899	3.4	129,185	3.0
Notes payable and other debt
Due within one year	1,948	3.9	─	─
Due after one year	16,869	2.3	─	─

Total other debt	$148,013	3.3	$132,254	3.0

Total asset related debt and other debt	$230,042	2.8	$232,212	2.8

Debt related to CFVs
Due within one year	$6,885	5.7	$6,802	5.5
Due after one year	6,144	4.0	3,081	4.3
Total debt related to CFVs	$13,029	4.9	$9,883	5.1

Total debt	$243,071	3.0	$242,095	2.9

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at December 31, 2016 and 2015.
(3)	The subordinated debt balances include net cost basis adjustments of $8.7 million and $9.2 million at December 31, 2016 and 2015, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December  31, 2016:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2017	$7,704	$6,807	$14,511
2018	60,665	102	60,767
2019	14,075	109	14,184
2020	30,037	116	30,153
2021	3,031	124	3,155
Thereafter	105,935	4,867	110,802
Net premium and debt issue costs	8,595	904	9,499
Total	$230,042	$13,029	$243,071

At December 31, 2016, the Company was in compliance with all covenants under its debt obligations.

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

At December 31, 2016, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $78.0 million with a weighted-average pay rate of 6.4% at December  31, 2016).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread on the TRS agreements (notional amount of $82.1 million with a weighted-average pay rate of 2.0% at December  31, 2016).  The Company uses this pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Notes Payable and Other Debt – Non-Bond Related

During the fourth quarter of 2016, the Company derecognized the debt obligation that the Company recognized in connection with a conveyance of solar loans to our Solar Ventures during the third quarter of 2015 that did not qualify for sale accounting treatment.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiaries MMA Financial, Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at December  31, 2016:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$27,008	$(150)	$26,858	Amortizing	December 2027 and December 2033	8.00%
MFH	27,611	2,692	30,303	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	25,107	2,459	27,566	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,472	1,307	15,779	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,314	2,376	28,690	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$120,512	$8,684	$129,196

Notes Payable and Other Debt

This debt was primarily recognized in connection with the conveyance of two bonds to a buyer with which the Company concurrently executed a TRS.  In this case, the transfer of the bonds did not qualify as a sale and, as a result, the proceeds received from the buyer were recognized as a debt obligation.  The bonds were issued by two partnerships that own affordable multifamily properties and that were consolidated by the Company in the second quarter and fourth quarter of 2016.  See Note 14, “Consolidated Funds and Ventures,” for more information.

Letters of Credit

The Company had no letters of credit outstanding at December 31, 2016 and 2015.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives, loans, other assets and extinguishment of liabilities.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	December 31, 2016		December 31, 2015
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,327	$372	$3,658	$1,023
Basis swaps	176	7	─	─
Interest rate caps	1,553	─	15	─
Interest rate swaps	3,828	─	─	690
Total derivative instruments	$7,884	$379	$3,673	$1,713

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Total return swaps	$91,050	$111,845
Basis swaps	100,500	─
Interest rate caps	80,000	45,000
Interest rate swaps	140,000	7,675
Total dollar-based derivative instruments	$411,550	$164,520

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)
	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Total return swaps (1)	$3,463	$4,446	$5,147
Basis swaps (2)	161	─	─
Interest rate caps	642	(172)	(605)
Interest rate swaps (3)	3,317	(278)	(399)
Warrant (4)	(2,600)	─	─
Total	$4,983	$3,996	$4,143

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.  Net cash received was $4.1 million, $4.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.  Net cash paid was $0.01 million for the year ended December 31, 2016.  The Company also paid $0.01 million to terminate two and amend one of the basis swaps and recorded $0.1 million through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations and $0.1 million through “Other assets” on the Consolidated Balance Sheets.

(3)

The cash paid and received on the interest rate swap is settled on a net basis and recorded through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.  Net cash paid was $0.3 million for the years ended December 31, 2016, 2015 and 2014.  The Company also paid $0.8 million to terminate one of the interest rate swaps and recorded $0.1 million through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations and $0.7 million through “Other liabilities” on the Consolidated Balance Sheets.

(4)

As of December 31, 2016, the Company owned a contingently exercisable warrant to purchase 45,871,560 convertible preferred shares of a residential solar power provider for $0.001 per share.  The fair value of this warrant was $0 as of December 31, 2016.

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

		Fair Value Measurements
	At
	December 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$155,981	$	─	$	─	$155,981
Loans held for investment	3,835		─		─	3,835
Derivative instruments	7,884		─		5,557	2,327

Liabilities:
Derivative instruments	$379	$	─		$7	$372

		Fair Value Measurements
	At
	December 31,
(in thousands)	2015	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$218,439	$	─	$	─	$218,439
Loans held for sale	6,417		─		─	6,417
Derivative instruments	3,673		─		15	3,658

Liabilities:
Derivative instruments	$1,713	$	─	$	─	$1,713

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

For the years ended December 31, 2016, 2015 and 2014, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─		$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(4,776)		(3,391)		─	(3,931)	577
Net change in other comprehensive income (1)	2,536		─		─	─	─
Impact from purchases	7,217		─		─	─	─
Impact from loan originations	─		39,233		4,531	2,600	─
Impact from sales/redemptions	(10,986)		(34,285)		(8,670)	─	─
Impact from bonds extinguished due to consolidation or real estate foreclosure	(42,079)		─		─	─	─
Impact from settlements	(14,370)		─		─	─	764
Transfer from loans HFS to loans HFI	─		2,278		(2,278)	─	─
Balance, December 31, 2016	$155,981		$3,835	$	─	$2,327	$(372)

(1)

This amount includes $14.5 million of unrealized net holding gains arising during the period, partially offset by the reversal of $12.0 million of unrealized gains related to bonds that were sold or redeemed.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the year ended December 31, 2016:

(in thousands)	Net gains on bonds (1)		Net losses on loans (2)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at December 31, 2016	$	─	$	─	$(4,240)	(3,354)
Change in unrealized losses related to assets and liabilities held at January 1, 2016, but settled during 2016		─		─	(536)	─
Additional realized gains (losses) recognized		12,217		(3,391)	─	3,805
Total gains (losses) reported in earnings		$12,217		$(3,391)	$(4,776)	$451

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2015:

(in thousands)	Bonds Available-for-sale	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net (losses) gains included in earnings	(5,517)		─	1,418	(960)
Net change in other comprehensive income (1)	13,561		─	─	─
Impact from loan originations	─		13,373	─	─
Impact from purchases	15,123		─	─	─
Impact from sales/redemptions	(21,571)		(6,956)	─	─
Impact from settlements	(6,056)		─	(299)	─
Balance, December 31, 2015	$218,439		$6,417	$3,658	$(1,713)

(1)

This amount represents $18.4 million of unrealized net holding gains arising during the period plus $0.2 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $5.0 million of unrealized bond gains related to bonds that were sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the year ended December 31, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2015	$	─	$(6,093)	$458
Change in unrealized (losses) gains related to assets and liabilities held at January 1, 2015, but settled during 2015		(179)	755	─
Additional realized gains recognized		6,513	─	3,710
Total gains (losses) reported in earnings		$6,334	$(5,338)	$4,168

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives, loans, other assets and extinguishment of liabilities” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2014:

(in thousands)	Bonds Available-for-sale	Derivative Assets		Derivative Liabilities
Balance, January 1, 2014	$195,332	$	─	$(626)
Net (losses) gains included in earnings	(6,021)		2,539	(127)
Net change in other comprehensive income (1)	6,913		─	─
Impact from purchases	18,380		─	─
Impact from sales/redemptions	(19,270)		─	─
Impact from deconsolidation	47,022		─	─
Bonds eliminated due to real estate consolidation and foreclosure	(11,058)		─	─
Impact from settlements	(8,399)		─	─
Balance, December 31, 2014	$222,899		$2,539	$(753)

(1)

This amount represents $18.1 million of unrealized net holding gains arising during the period plus $0.1 million of unrealized bond losses reclassified into operations, partially offset by the reversal of $11.3 million of unrealized bond gains related to bonds that were sold or redeemed.

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

Fair Value Measurements of Instruments That Are Classified as Level 3

The tables that follow provide quantitative information about the valuation techniques and the range and weighted-average of significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model to measure fair value.  The significant unobservable inputs for Level 3 assets and liabilities that are valued using dealer pricing are not included in the table, as the specific inputs applied are not provided by the dealer.

	Fair Value Measurement as of December 31, 2016
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,082	Discounted cash flow	Market yield	4.3 - 5.7%	5.0%
Non-performing	7,015	Discounted cash flow	Market yield	8.1	8.1
			Capitalization rate	6.9	6.9
			Net operating income ("NOI") annual growth rate	(0.9)	(0.9)
Subordinated cash flow	9,930	Discounted cash flow	Market yield	7.3 - 7.4	7.4
			Capitalization rate	6.0 - 6.4	6.2
			NOI annual growth rate	0.4 - 0.8	0.5
Infrastructure bonds	25,145	Discounted cash flow	Market yield	7.3 - 9.0	8.0
Other bonds	20,809	Discounted cash flow	Market yield	3.7 - 5.5	4.6
Loans held for investment	3,835	Discounted cash flow	Market yield	19.2	19.2
Derivative instruments:
Total return swaps	2,327	Discounted cash flow	Market yield	3.9-5.5	5.0
	(372)	Discounted cash flow	Market yield	7.2	7.2
			Capitalization rate	8.5	8.5
			NOI annual growth rate	2.5	2.5

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement as of December 31, 2015
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$84,203	Discounted cash flow	Market yield	4.6 - 7.1%	5.6%
	20,226	Discounted cash flow	Market yield	8.2 - 8.7	8.4
			Capitalization rate	7.0 - 7.5	7.2
			NOI annual growth rate	0.4 - 1.4	1.0
Non-performing	20,435	Discounted cash flow	Market yield	7.5 - 7.9	7.7
			Capitalization rate	6.2 - 6.5	6.3
			NOI annual growth rate	0.5 - 1.2	0.9
	22,898	Early redemption measurement
Subordinated cash flow	8,847	Discounted cash flow	Market yield	7.8 - 7.9	7.9
			Capitalization rate	6.4 - 6.6	6.5
			NOI annual growth rate	0.0 - 0.6	0.4
Infrastructure bonds	9,381	Discounted cash flow	Market yield	8.5	8.5
	17,475	Dealer pricing
Other bonds	34,974	Dealer pricing
Loans held for sale	6,417	Discounted cash flow	Market yield	10.0 - 15.0	13.5
Derivative instruments:
Total return swaps	(983)	Discounted cash flow	Market yield	8.7	8.7
			Capitalization rate	7.5	7.5
			NOI annual growth rate	2.9	2.9
	3,618	Dealer pricing
Interest rate derivatives	(690)	Discounted cash flow	Market yield	26.2	26.2

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

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

o

For performing multifamily bonds, infrastructure bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  The Company generally utilizes the AAA Municipal Market Data tax-exempt rate ("MMD") for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

o

For non-performing bonds, subordinate cash flow bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects internally-generated projections over a 10-year investment period of future NOI from the underlying properties that serve as collateral for our instruments.  A terminal value, less estimated costs of sale, is then added to the projected discounted projection to reflect the remaining value that is expected to be generated at the end of the projection period.  The Company utilizes geographic and sector specific discount rates that are published by an independent real estate research organization.

o	For our interest rate swaps, the Company’s projection of expected future cash flows reflects scheduled settlement payments that are expected to be exchanged over the life of such contracts.

•

Early redemption measurement – This valuation technique measures the amount of early redemption proceeds that are allocable to an investment in a non-performing bond and is used in circumstances where a firm commitment to sell real estate that secures such bond investment has been executed, but is pending settlement, as of the end of a reporting period.  In this case, the priority of payments that are established in a governing bond indenture is applied to determine what portion of estimated net sales proceeds of underlying real estate is payable to a non-performing bond investment when the sale of underlying real estate has settled (since such event triggers the early redemption of such bond).

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

	At
	December 31, 2016
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$45,525	$45,525	$	─	$	─
Restricted cash	33,920	33,920		─		─
Restricted cash related to CFVs	23,584	23,584		─		─
Asset management fee receivable from TC Fund I	─	─		─		2,947
Guarantee fee receivable from TC Fund I	1,348	─		─		1,348
Loans held for investment	974	─		─		1,106
Loans held for investment related to CFVs	65	─		─		488

Liabilities:
Notes payable and other debt, bond related	82,029	─		─		82,118
Notes payable and other debt, non-bond related	18,817	─		─		18,817
Notes payable and other debt related to CFVs	13,029	─		─		5,956
Subordinated debt issued by MFH	102,338	─		─		41,327
Subordinated debt issued by MFI	26,858	─		─		20,139
Guarantee obligations (1)	4,003	─		─		12,616

(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $8.6 million as of December 31, 2016, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

	At
	December 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$21,843	$21,843	$	─	$	─
Restricted cash	17,041	17,041		─		─
Restricted cash related to CFVs	22,992	22,992		─		─
Guarantee fee receivable from TC Fund I	4,227	─		─		4,227
Loans held for investment	7,928	─		─		7,687
Loans held for investment related to CFVs	65	─		─		213

Liabilities:
Notes payable and other debt, bond related	89,268	─		─		89,405
Notes payable and other debt, non-bond related	10,690	─		─		10,717
Notes payable and other debt related to CFVs	9,883	─		─		3,171
Subordinated debt issued by MFH	104,736	─		─		29,518
Subordinated debt issued by MFI	27,518	─		─		15,579
Guarantee obligations (1)	4,758	─		─		15,557

(1)	Certain of the Company’s guarantee obligations, which had a carrying value of $10.8 million as of December 31, 2015, are eliminated for F-37

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 14.5% and 20% as of December 31, 2016 and 2015, respectively.  As outlined in the table above, at December 31, 2016, the aggregate fair value was measured at $61.5 million.  At December  31, 2016, the measured fair value of this debt would have been $71.1 million and $53.7 million using a market yield of 12.0% and 17.0%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Guarantee obligations – The fair value of these obligations represents an estimate of what we would pay to transfer such obligations to a third party in an orderly transaction at the measurement date.   The carrying value of these obligations, which reflects the unamortized balance of deferred guarantee fees received by the Company (a systematic and rational method of amortization is used to subsequently measure such liabilities for reporting purposes), approximates their fair value.  However, as further discussed in Note 8, “Guarantees and Collateral,” the Company has guaranteed minimum yields on investment to investors in 11 LIHTC funds that are consolidated for financial reporting purposes.  As a result, the unamortized balance of deferred guarantee fees associated with such funds is eliminated for financial reporting purposes.  Therefore, such amounts are not included in the carrying value of the Company’s guarantee obligations as reported in the preceding tables.  Nonetheless, the Company believes that, in measuring the fair value of these guarantees, market participants would assume that the unamortized balance of deferred guarantee fees is a reasonable proxy for what the Company would be expected to pay to assign its guarantee obligations to a third party.  Accordingly, the unamortized balance of deferred guarantee fees associated with such guarantees, while not included in the reported carrying value of the Company's guarantee obligations, is included in the disclosed fair value of the Company's guarantee obligations.

Note 8—Guarantees and Collateral

Guarantees – LIHTC Business Line

The  Company has guaranteed minimum yields on investment to investors in 11 consolidated LIHTC funds, along with two additional guaranteed LIHTC funds that are not consolidated for reporting purposes (all 13 LIHTC funds are collectively referred to hereinafter as the “Guaranteed Funds”) and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  The Company may have to perform under such guarantees of investor yield for losses resulting from recapture of tax credits due to foreclosure or difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulations with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027 while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

At December  31, 2016 and 2015, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $14.5 million and $13.0 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond from certain LTPPs in certain Guaranteed

Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  As of December 31, 2016 and 2015, the Company had $15.6 million and $16.4 million, respectively, of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.    The Company made no other guarantee payments for the years ended December 31, 2016 and 2015.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  As of December 31, 2016, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At December 31, 2016 and 2015, the Company had $8.6 million and $10.8 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the investor will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At December  31, 2016, the Company had $3.8 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

As of December 31, 2016 and 2015, the Company had $10.0 million of collateral pledged towards TC Fund I.

On November 10, 2016, the Company acquired a 0.01% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  This property is an investment included within the 11 consolidated Guaranteed Funds.  As part of this acquisition, the Company guaranteed the GP’s performance in connection with its obligations under the partnership agreement, which requires the GP to pay the limited partner any potential difference caused by the actual tax credits delivered being less than projected (including recapture of credits previously taken if caused by the actions of the GP).  This performance guarantee does not increase maximum exposure amounts that are disclosed in the table below associated with indemnification agreements that the Company executed in connection with the Guaranteed Funds.  Refer to Notes to Consolidated Financial Statements – Note 14, “Consolidated Funds and Ventures,” for additional information.

Guarantees – Energy Capital Business Line

On November 7, 2016, as part of the formation of REL, the Company agreed to guarantee all payment and performance obligations of its subsidiary, MEC, to the venture.  Performance under this guaranty would be required by a breach of terms under the management agreement entered into by MEC.  Because the Company controls MEC, it does not expect that it would, under any circumstance, ever have to perform under this guarantee.  As a result, the Company believes that there are no potential future payments to make under this guarantee.  Refer to Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships and Ventures,” for more information about our Solar Ventures.

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	December 31, 2016		December 31, 2015
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$392,518	$186	$490,843	$451
TC Fund I	109,587	3,805	109,599	4,227
LTPPs	536	12	1,223	80

(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $388.4 million and $482.7 million related to the 11 Guaranteed Funds we consolidated at December 31, 2016 and 2015, respectively.  See Note 14, “Consolidated Funds and Ventures,” for more information.

Collateral and Restricted Assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at December 31, 2016 and 2015.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	December 31, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$13,928	$129,746	$ ─	$	─	$143,674
Other (1)	19,992	5,868	─		─	25,860
CFVs (2)	23,584	─	137,773		44,551	205,908
Total	$57,504	$135,614	$137,773		$44,551	$375,442

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2015
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$4,697	$160,876	$ ─	$	─	$165,573
Other (1)	12,344	14,085	─		6,417	32,846
CFVs (2)	22,992	─	177,786		18,834	219,612
Total	$40,033	$174,961	$177,786		$25,251	$418,031

(1)	The Company pledges collateral in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

Note 9—Commitments and Contingencies

Operating Leases

As of December 31, 2016, the Company had four non-cancelable operating leases that expire in 2017, 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.2 million,  $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at December  31, 2016:

(in thousands)
2017	$282
2018	292
2019	308
2020	182
2021	129
Thereafter	304
Total minimum future rental commitments	$1,497

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business.  These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At December 31, 2016, the Company had no significant litigation matters.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Net income from continuing operations	$40,820	$18,399	$610
Net income from discontinued operations	1,532	327	18,188
Net income to common shareholders	$42,352	$18,726	$18,798

Basic weighted-average shares (1)	6,254	6,881	7,647
Common stock equivalents (2), (3), (4), (5)	374	─	─
Diluted weighted-average shares	6,628	6,881	7,647

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)

At December 31, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 372,194.  In addition, 9,468 employee deferred shares had a dilutive weighted-average share impact of 2,044 for the year ended December 31, 2016.

(3)	At December 31, 2015, 410,000 stock options were in the money and had a potential dilutive share impact of 339,689. In addition, 9,468 F-41 unvested employee deferred shares had a potential dilutive weighted-average share impact of 12,348 for the year ended December 31, 2015.  For the year ended December 31, 2015, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

At December 31, 2014, 410,000 stock options were in the money and had a potential dilutive share impact of 291,805.  In addition, 41,667 unvested employee deferred shares had a potential dilutive weighted-average share impact of 20,834 for the year ended December 31, 2014.  For the year ended December 31, 2014, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(5)

For the years ended December 31, 2016, 2015 and 2014 the weighted-average number of options excluded from the calculations of diluted earnings per share was 1,663, 24,211 and 60,211, respectively, either because of their anti-dilutive effect (i.e., options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On  December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  As of December 31, 2016, all previous authorizations had either expired or were completed, therefore only the 2017 Plan of up to 580,000 shares remains.  Between January 1, 2017 and March 8, 2017, the Company repurchased 86,600 shares at an average price of $20.05.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $23.86 per share.

Effective May 5, 2015, the Company adopted the Rights Plan to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will run for a period of five years, or until the Board determines the plan is no longer required, whichever comes first.

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Guaranteed Funds	$128,734	$176,070
Consolidated Property Partnerships	6,220	3,950
IHS PM	45	31
Total	$134,999	$180,051

Guaranteed Funds

At December 31, 2016 and 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At December  31, 2016 and 2015, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 14, “Consolidated Funds and Ventures,” for more information.

IHS  PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At December 31, 2016 and 2015, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the year ended December 31, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains (losses)	14,553	(67)	14,486
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(12,017)	─	(12,017)
Reclassification of unrealized bond gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(25,860)	─	(25,860)
Net change in AOCI	(23,324)	(67)	(23,391)
Balance, December 31, 2016	$40,998	$(3,180)	$37,818

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the year ended December 31, 2015:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2015	$50,761	$(632)	$50,129
Unrealized net gains (losses)	18,374	(2,481)	15,893
Reclassification of unrealized gains on sold or redeemed bonds	(4,992)	─	(4,992)
Reclassification of unrealized losses to operations due to impairment	179	─	179
Net change in AOCI	13,561	(2,481)	11,080
Balance, December 31, 2015	$64,322	$(3,113)	$61,209

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the year ended December 31, 2014:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2014	$31,876	$(209)	$31,667
Unrealized net gains (losses)	18,103	(343)	17,760
Reclassification of unrealized gains on sold or redeemed bonds	(11,303)	─	(11,303)
Reclassification of unrealized losses to operations due to impairment	113	─	113
Reclassification of unrealized gains due to deconsolidation of Consolidated LTTPs	13,975	─	13,975
Reversal of unrealized gains from AOCI to Net Income due to foreclosure	(2,003)	─	(2,003)
Other	─	(80)	(80)
Net change in AOCI	18,885	(423)	18,462
Balance, December 31, 2014	$50,761	$(632)	$50,129

Note  11—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Employees’ Stock-Based Compensation Plans	$1,903	$2,152	$1,725
Non-employee Directors’ Stock-Based Compensation Plans	325	295	237
Total	$2,228	$2,447	$1,962

Employees’ Stock-Based Compensation Plans

As of December  31, 2016, there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options with stock price targets are vested as of December 31, 2016.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2015	416	$3.52	6.3	$3,196	$3,281
Forfeited/Expired in 2015	─
Outstanding at December 31, 2015	416	3.52	5.3	5,283	5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at December 31, 2016	410	1.56	4.4	7,149	7,166

Number of options that were exercisable at:
December 31, 2015	398	3.60	5.3
December 31, 2016	410	1.56	4.4

(1)	Intrinsic value is based on outstanding options.

(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000; 416,211; and 412,100; at December 31, 2016, December 31, 2015 and January 1, 2015, respectively.

The value of employee options increased by $1.9 million during the year ended December 31, 2016, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

The following table summarizes the deferred shares granted to employees:

Weighted-average
	Deferred Share	Grant Date	Period End
(in thousands, except per share data)	Grants	Share Price	Liability
Balance, January 1, 2016	10	$4.40	$126
Granted in 2016	─	─
Issued in 2016	(10)	4.40
Forfeited in 2016	─	─
Balance, December 31, 2016	─	─	─

All employee deferred shares were vested and issued during the first quarter of 2016.  The Company recognized $18,741 of additional compensation expense related to employee deferred shares during the first quarter of 2016 mainly driven by the increase in MMA’s share price and amortization of existing grants.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 416,177 were available to be issued at December  31, 2016.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December 31, 2016, 2015 and 2014.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
December 31, 2016	$162,500	─	9,387	$17.31	─	$325,000
December 31, 2015	147,500	4,779	7,670	11.85	─	295,000
December 31, 2014	118,750	8,462	5,904	8.27	─	237,500

Note  12—Income  Taxes

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

The following table summarizes the components of the income tax benefit for the years ended December 31, 2016, 2015 and 2014:

	For the year ended
	December 31,
(in thousands)	2016		2015		2014
Federal income tax benefit:
Current	$	─	$	─	$	─
Deferred		─		─		─
State income tax expense:
Current		(379)		(263)		(242)
Deferred		─		─		─
Foreign income tax expense:
Current		(300)		─		─
Deferred		─		─		─
Income tax expense		$(679)		$(263)		$(242)

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2016, 2015 and 2014:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Loss from continuing operations before income taxes	$(5,112)	$(36,321)	$(99,364)

Income tax benefit at federal statutory rate (35%)	1,789	12,712	34,778
Permanent differences:
Impact on taxes from entities not subject to tax	(17,518)	(22,214)	(41,280)
State income taxes, net of federal tax effect	487	(2,065)	(2,308)
Foreign losses	(116)	(231)	(1,086)
Impact from other comprehensive income	9,052	309	2,562
Tax-exempt interest, net	319	769	1,140
State net operating loss adjustment	6,620	1,490	103
Other	(184)	484	178
Net decrease in the valuation allowance	(1,128)	8,483	5,671
Income tax expense	$(679)	$(263)	$(242)

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2016 and 2015:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$179,404	$184,527
Guaranteed fees	4,984	6,031
Asset management fees	7,719	7,323
Cancellation of subordinated debt	5,394	5,545
Other	6,293	(224)
Total deferred tax assets	203,794	203,202
Less: valuation allowance	(203,794)	(203,202)
Total deferred tax assets, net	$-	$-

The following table summarizes the change in the valuation allowance for the years ended December 31, 2016 and 2015:

	For the year ended
	December 31,
(in thousands)	2016	2015
Balance, January 1	$203,202	$211,800
Net reductions due to discontinued operations	(536)	(115)
Net reductions due to continuing operations	1,128	(8,483)
Balance, December 31	$203,794	$203,202

At December 31, 2016 and 2015, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized and, therefore, the Company recorded a deferred tax asset valuation allowance of $203.8 million and $203.2 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

For the tax year ending December 31, 2016, the Company had income taxes payable (net of current taxes receivable) of $0.3 million reported through “Accounts payable and accrued expenses.”  For the tax year ending December 31, 2015, the Company had state income taxes receivable (net of current taxes payable) of $0.3 million, reported through “Other assets.”

At December 31, 2016 and 2015, the Company had pre-tax federal NOLs of $400.9 million and $436.9 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2027.

Significant judgment is required in determining and evaluating income tax positions.  The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities.  At December 31, 2016 and 2015, the Company had a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority.  This liability is reported in “Other liabilities” in the consolidated balance sheets.  A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Balance, January 1	$1,984	$1,466	$1,142
Net increases for tax positions of prior years	42	42	42
Net increases due to tax positions that only affect timing	524	476	282
Balance, December 31	$2,550	$1,984	$1,466

Of the uncertain tax position presented above,  $0.8 million would have an impact on the effective tax rate for the periods ended December 31, 2016, 2015 and 2014, in the event an unfavorable settlement occurs with the respective tax authorities.  This amount includes the accrued liability for interest and penalties of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforwards and would be subject to a full valuation allowance.

Note  13—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the years ended December  31,  2016, 2015 and 2014 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the year ended
	December 31,
(in thousands)	2016		2015		2014
Income from CFVs	$	─	$	─	$279
Income from REO operations		─		─	1,148
Expenses from CFVs		─		─	(243)
Expenses from REO operations		─		─	(1,112)
Other income		333		333	333
Other expense		(3)		(6)	(70)
Net income before disposal activity		330		327	335
Disposal:
Net gains on real estate and other investments		1,202		─	17,683
Net gains related to CFVs		─		─	20
Net income from discontinued operations		1,532		327	18,038
Loss from discontinued operations allocable to noncontrolling interests		─		─	150
Net income to common shareholders from discontinued operations		$1,532		$327	$18,188

Note  14—Consolidated Funds and Ventures

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

Consolidated Property Partnerships

As of December 31, 2016, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Because the Company was determined to be the primary beneficiary, the four entities have been consolidated by the Company for financial reporting purposes as of December 31, 2016.  The investors in these consolidated entities have no recourse against the assets of the Company.  Additionally, on December 31, 2015, in conjunction with TC Fund I's acquisition of a portfolio of low income housing tax credit partnership investments, the Company acquired a 99.89% limited partnership interest in an entity that owns an affordable multifamily property.  The partnership sold the underlying property on October 26, 2016 and the Company received net sales proceeds of $2.6 million for its equity interest.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Cash, cash equivalents and restricted cash	$23,584	$22,992
Investments in LTPPs	137,773	177,786
Real estate held for use, net	36,942	9,821
Real estate held for sale, net	145	─
Other assets	7,464	9,013
Total assets of CFVs	$205,908	$219,612

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Total assets of the LTPPs (1)	$1,124,274	$1,216,319
Total liabilities of the LTPPs (1)	937,335	1,008,835

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the net loss of the LTPPs related to CFVs:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Net loss	$(24,687)	$(33,063)	$(42,785)

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $388.4 million and $482.7 million at December 31, 2016 and 2015, respectively, while the Company’s maximum exposure to loss related to its investments in bonds was $87.6 million and $126.4 million at December 31, 2016 and 2015, respectively.

Real estate held for use, net

The carrying value of the assets of consolidated property partnerships was comprised of the following:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Building, furniture and fixtures	$33,281	$8,696
Accumulated depreciation	(1,085)	(89)
Land	4,746	1,214
Total	$36,942	$9,821

Depreciation expense was $1.0 million, $0.1 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the years ended December 31, 2016, 2015 and 2014.

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

During the fourth quarter of 2016, the Company acquired a  0.01% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  The Company accounted for this acquisition as a business combination and, as part of this transaction, acquired cash, tangible assets, which included land, building furniture, fixtures and equipment and assumed liabilities of the partnership.  The fair value of the partnership’s tangible assets was determined by discounting the expected future cash flows associated with the underlying property, using market discount and capitalization rates, less estimated selling costs.  The total consideration paid by the Company of $0.3 million for the acquisition was deemed to be in excess of the net fair value of the assets acquired, liabilities assumed and noncontrolling interest and was therefore recorded as goodwill.  The fair value of the noncontrolling interest at the date of acquisition was $0.3 million.  A reclassification into our Consolidated Statement of Operations of $10.2 million of “Other comprehensive income (loss) allocable to common shareholders” representing unrealized gains was triggered when the Company consolidated the property.

Real estate held for sale, net

The carrying value of assets of the consolidated property partnership was comprised of the following:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Cash	$145	$ ─
Building, furniture and fixtures	─	─
Land	─	─
Other assets	─	─
Total	$145	$ ─

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2016	2015
Debt (1), (2)	$13,029	$9,883
Unfunded equity commitments to unconsolidated LTPPs	8,103	8,203
Asset management fee payable	28,373	24,828
Other liabilities	4,209	3,405
Total liabilities of CFVs	$53,714	$46,319

(1)	At December 31, 2016 and 2015, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 5.75%, and was due on demand.
(2)

At December 31, 2016, $6.3 million of this debt was related to two consolidated property partnerships and had a UPB of $5.4 million and weighted-average effective interest rate of 4.0% with various maturity dates through March 11, 2029.  At December 31, 2015, $3.2 million of this debt was related to two consolidated property partnerships and had a UPB of $2.8 million and weighted-average effective interest rate of 4.3% with various maturity dates through May 1, 2039.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the year ended
	December 31,
(in thousands)	2016	2015	2014
Revenue:
Rental and other income from real estate	$2,912	$102	$10,210
Interest and other income	1,054	886	6,284
Total revenue from CFVs	3,966	988	16,494

Expenses:
Depreciation and amortization	3,196	2,296	7,012
Interest expense	573	384	3,087
Other operating expenses	7,355	5,194	48,328
Foreign currency loss	─	─	5,030
Asset impairments	25,113	29,923	26,978
Total expenses from CFVs	36,237	37,797	90,435

Net losses related to CFVs:
Investment (loss) gains	(451)	853	13,121
Derivative gains	─	─	2,244
Net loss due to deconsolidation of CFVs	─	─	(23,867)
Net loss on sale of properties	─	─	(138)
Equity in losses from LTPPs of CFVs	(17,254)	(22,219)	(32,730)
Net loss	(49,976)	(58,175)	(115,311)
Net losses allocable to noncontrolling interests in CFVs (1)	46,686	55,014	100,140
Net loss allocable to the common shareholders related to CFVs	$(3,290)	$(3,161)	$(15,171)

(1)

Excludes $75 and $31 of net gain allocable to the noncontrolling interest holder in IHS PM for the years ended December 31, 2016 and 2015.  Excludes $76 of net loss allocable to the noncontrolling interest holder in IHS for the year ended December 31, 2014.  These amounts are excluded from this presentation because IHS PM and IHS related activity are not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the year ended
	December 31,
(in thousands)	2016		2015		2014
Asset management fees	$	─	$	─	$4,103
Guarantee fees		1,238		1,324	1,324
Interest income		502		─	1,526
Equity in losses from LTPPs		(4,776)		(5,338)	(5,912)
Equity in income from Consolidated Property Partnerships		344		─	─
Equity in income from SAWHF		─		─	343
Other expenses		(598)		─	(1,105)
Net gain due to consolidation of CFVs		─		853	─
Net loss due to deconsolidation of CFVs		─		─	(15,450)
Net loss allocable to the common shareholders related to CFVs		$(3,290)		$(3,161)	$(15,171)

Note  15—Segment Information

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs. We have revised the presentation for the years ended December 31, 2015 and 2014, which had no impact on Net income to common shareholders.

	For the year ended December 31, 2016
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$15,255	$132	$104	$(502)	(1)	$14,989
Total interest expense	(1,870)	─	(294)	─		(2,164)
Net interest income	13,385	132	(190)	(502)		12,825

Total fee and other income	6,293	6,770	3	(1,238)	(2)	11,828
Revenue from CFVs	3,966	─	─	─		3,966
Total non-interest revenue	10,259	6,770	3	(1,238)		15,794
Total revenues, net of interest expense	23,644	6,902	(187)	(1,740)		28,619
Operating and other expenses:
Interest expense	(125)	(2)	(4,309)	─		(4,436)
Operating expenses	(9,736)	(8,993)	(6,512)	─		(25,241)
Other expenses, net	(2,568)	836	(113)	598	(3)	(1,247)
Expenses from CFVs	(37,723)	─	─	1,486	(1), (2), (4)	(36,237)
Total operating and other expenses	(50,152)	(8,159)	(10,934)	2,084		(67,161)
Net gains on assets, derivatives and extinguishment of liabilities	16,416	1	(14)	─		16,403
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	25,860	─	─	─		25,860
Equity in income (losses) from unconsolidated funds and ventures	9,711	(495)	─	(344)		8,872
Net gains related to CFVs	(451)	─	─	─		(451)
Equity in losses from Lower Tier Property Partnerships of CFVs	(17,254)	─	─	─		(17,254)
Income (loss) from continuing operations before income taxes	7,774	(1,751)	(11,135)	─		(5,112)
Income tax expense	─	(300)	(379)	─		(679)
Income from discontinued operations, net of tax	1,532	─	─	─		1,532
Net income (loss)	9,306	(2,051)	(11,514)	─		(4,259)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	46,686	(75)	─	─		46,611
Net income (loss) allocable to common shareholders	$55,992	$(2,126)	$(11,514)	$ ─		$42,352

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.5 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during 2016 through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents a lower of cost or market adjustment on a property held for sale that the Company recognized through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.6 million was reflected in other expenses for U.S. Operations.

(4)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $1.5 million of gains in U.S. Operations.

	For the year ended December 31, 2015
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$15,844	$68	$82	$ ─		$15,994
Total interest expense	(1,820)	─	(518)	−		(2,338)
Net interest income	14,024	68	(436)	─		13,656

Total fee and other income	8,834	5,679	488	(1,324)	(1)	13,677
Revenue from CFVs	988	─	─	−		988
Total non-interest revenue	9,822	5,679	488	(1,324)		14,665
Total revenues, net of interest expense	23,846	5,747	52	(1,324)		28,321
Operating and other expenses:
Interest expense	(1,158)	(96)	(6,039)	─		(7,293)
Operating expenses	(7,957)	(8,974)	(5,992)	─		(22,923)
Other expenses	(1,656)	(4,655)	(1,146)	─		(7,457)
Expenses from CFVs	(39,121)	─	─	1,324	(1)	(37,797)
Total operating and other expenses	(49,892)	(13,725)	(13,177)	1,324		(75,470)
Net gains on assets, derivatives and extinguishment of liabilities	27,154	4,175	─	─		31,329
Equity in income from unconsolidated funds and ventures	902	(37)	─	─		865
Net gains related to CFVs	853	─	─	─		853
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(22,219)	─	─	─		(22,219)
Income (loss) from continuing operations before income taxes	(19,356)	(3,840)	(13,125)	─		(36,321)
Income tax expense	(29)	─	(234)	─		(263)
Income from discontinued operations, net of tax	327	─	─	─		327
Net income (loss)	(19,058)	(3,840)	(13,359)	─		(36,257)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	55,014	(31)	─	─		54,983
Net income (loss) allocable to common shareholders	$35,956	$(3,871)	$(13,359)	$ ─		$18,726

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during 2015 through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

	For the year ended December 31, 2014
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$20,542	$53	$19	$(1,526)	(1)	$19,088
Total interest expense	(2,414)	─	(706)	−		(3,120)
Net interest income	18,128	53	(687)	(1,526)		15,968

Total fee and other income	10,497	5,554	32	(5,427)	(2)	10,656
Revenue from CFVs	16,494	─	─	−		16,494
Total non-interest revenue	26,991	5,554	32	(5,427)		27,150
Total revenues, net of interest expense	45,119	5,607	(655)	(6,953)		43,118
Operating and other expenses:
Interest expense	(2,707)	(144)	(10,925)	─		(13,776)
Operating expenses	(6,919)	(8,356)	(6,252)	─		(21,527)
Other expenses	(4,151)	(194)	(242)	1,105	(3)	(3,482)
Expenses from CFVs	(81,176)	─	─	(9,259)	(5)	(90,435)
Total operating and other expenses	(94,953)	(8,694)	(17,419)	(8,154)		(129,220)
Net gains on assets, derivatives and extinguishment of liabilities	18,247	─	1,120	─		19,367
Net gains transferred into net income from AOCI due to real estate foreclosure	2,003	─	─	─		2,003
Equity in income from unconsolidated funds and ventures	6,500	238	─	─		6,738
Net gains related to CFVs	15,227	─	─	─		15,227
Equity in (losses) income from Lower Tier Property Partnerships of CFVs	(32,730)	343	─	(343)	(4)	(32,730)
Net losses due to deconsolidation of CFVs	(39,317)	─	─	15,450		(23,867)
Income (loss) from continuing operations before income taxes	(79,904)	(2,506)	(16,954)	─		(99,364)
Income tax expense	─	─	(242)	─		(242)
Income from discontinued operations, net of tax	18,038	─	─	─		18,038
Net income (loss)	(61,866)	(2,506)	(17,196)	─		(81,568)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	100,140	76	─	─		100,216
Related to discontinued operations	150	─	─	─		150
Net income (loss) allocable to common shareholders	$38,424	$(2,430)	$(17,196)	$ ─		$18,798

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.5 million was reflected in total interest income for U.S. Operations.

(2)

This amount includes $2.5 million of asset management fees recognized by IHS through an income allocation (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the $2.5 million was reflected in total fee and other income for International Operations.  This amount also includes $1.6 million of asset management fees and $1.3 million of guarantee fees both related to the Company’s LIHTC Funds and both recognized during 2014 through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, both were included in total fee and other income for U.S. Operations.

(3)

Represents net expenses recognized by the Company through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, these expenses were reflected as additional other expenses for U.S. Operations.

(4)

Represents the Company’s share of its equity interest in SAWHF (i.e., 2.7% of SAWHF’s 2014 net income) which was recognized through an allocation of income (see Note 14, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million was reflected as equity in income of unconsolidated ventures for International Operations.

(5)	Represents net expenses of CFVs that were eliminated in consolidation because they were payments or income allocations to MMA.

The following table provides information about total assets by segment:

	December 31,	December 31,
(in thousands)	2016	2015
ASSETS
U.S. Operations (includes $205,908 and $219,612 related to CFVs)	$517,286	$571,213
Corporate Operations	48,459	21,619
International Operations	8,454	6,239
Total MMA consolidated assets	$574,199	$599,071

Note  16—Selected Quarterly Financial Information (Unaudited)

The Company’s consolidated statements of operations for the quarterly periods in 2016 and 2015 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	Unaudited
	For the 2016 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income
Interest on bonds	$3,254	$2,705	$3,230	$2,305
Interest on loans and short-term investments	437	886	1,195	977
Total interest income	3,691	3,591	4,425	3,282

Interest expense
Bond related debt	295	335	404	443
Non-bond related debt	254	217	181	35
Total interest expense	549	552	585	478
Net interest income	3,142	3,039	3,840	2,804

Non-interest revenue
Asset management fees and reimbursements	1,892	2,261	2,383	2,324
Other income	647	954	1,109	258
Revenue from CFVs	819	726	1,163	1,258
Total non-interest revenue	3,358	3,941	4,655	3,840
Total revenues, net of interest expense	6,500	6,980	8,495	6,644

Operating and other expenses
Interest expense	1,042	1,075	1,121	1,198
Salaries and benefits	4,080	3,919	4,288	4,826
General and administrative	700	655	633	805
Professional fees	1,435	1,005	1,452	1,443
Other expenses	48	735	(3)	467
Expenses from CFVs	8,368	9,014	10,065	8,790
Total operating and other expenses	15,673	16,403	17,556	17,529

Net gains (losses) on bonds	2,295	28	(69)	9,963
Net gains on real estate and other investments	116	─	1,585	127
Net gains (losses) on derivatives, loans, other assets and extinguishment of liabilities	682	1,424	894	(642)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	11,442	4,205	─	10,213
Equity in income from unconsolidated funds and ventures	4,461	2,126	1,478	807
Net (losses) gains related to CFVs	─	(598)	─	147
Equity in losses from lower tier property partnerships of CFVs	(5,686)	(4,937)	(4,993)	(1,638)
Net loss from continuing operations before income taxes	4,137	(7,175)	(10,166)	8,092
Income tax expense	(72)	(34)	(43)	(530)
Net income from discontinued operations, net of tax	83	83	1,285	81
Net income (loss)	4,148	(7,126)	(8,924)	7,643
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	12,457	12,256	13,099	8,799
Net income allocable to common shareholders	$16,605	$5,130	$4,175	$16,442

Basic income per common share:
Income from continuing operations	$2.54	$0.80	$0.47	$2.71
Income from discontinued operations	0.01	0.01	0.21	0.01
Income per common share	$2.55	$0.81	$0.68	$2.72

Diluted income per common share:
Income from continuing operations	$2.51	$0.80	$0.44	$2.61
Income from discontinued operations	0.01	0.01	0.20	0.01
Income per common share	$2.52	$0.81	$0.64	$2.62

Weighted-average common shares outstanding:
Basic	6,523	6,289	6,174	6,034
Diluted	6,882	6,289	6,549	6,408

	Unaudited
	For the 2015 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income
Interest on bonds	$4,026	$3,281	$3,298	$3,006
Interest on loans and short-term investments	741	803	396	443
Total interest income	4,767	4,084	3,694	3,449

Interest expense
Bond related debt	326	379	318	313
Non-bond related debt	148	132	305	417
Total interest expense	474	511	623	730
Net interest income	4,293	3,573	3,071	2,719

Non-interest revenue
Income on preferred stock investment	1,297	1,311	1,326	419
Asset management fees and reimbursements	1,421	1,575	1,924	1,887
Other income	723	810	656	328
Revenue from CFVs	67	133	209	579
Total non-interest revenue	3,508	3,829	4,115	3,213
Total revenues, net of interest expense	7,801	7,402	7,186	5,932

Operating and other expenses
Interest expense	3,196	1,708	1,300	1,089
Salaries and benefits	3,272	3,911	4,232	4,318
General and administrative	863	773	719	868
Professional fees	1,144	881	718	1,224
Other expenses	107	1,722	2,267	3,361
Expenses from CFVs	9,316	9,014	10,890	8,577
Total operating and other expenses	17,898	18,009	20,126	19,437

Net gains on bonds	583	3,792	626	1,512
Net gains on real estate and other investments	─	5,622	4,296	6,577
Net gains on derivatives, loans, other assets and extinguishment of liabilities	985	928	1,523	4,885
Equity in income from unconsolidated funds and ventures	73	20	281	491
Net gains related to CFVs	─	─	─	853
Equity in losses from lower tier property partnerships of CFVs	(5,693)	(6,654)	(3,919)	(5,953)
Net loss from continuing operations before income taxes	(14,149)	(6,899)	(10,133)	(5,140)
Income tax (expense) benefit	(71)	(61)	(146)	15
Net income from discontinued operations, net of tax	78	83	83	83
Net loss	(14,142)	(6,877)	(10,196)	(5,042)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	14,304	14,168	13,780	12,731
Net income allocable to common shareholders	$162	$7,291	$3,584	$7,689

Basic income per common share:
Income from continuing operations	$0.01	$1.04	$0.52	$1.15
Income from discontinued operations	0.01	0.01	0.01	0.01
Income per common share	$0.02	$1.05	$0.53	$1.16

Diluted income per common share:
Income from continuing operations	$0.01	$1.04	$0.50	$1.15
Income from discontinued operations	0.01	0.01	0.01	0.01
Income per common share	$0.02	$1.05	$0.51	$1.16

Weighted-average common shares outstanding:
Basic	7,213	6,955	6,746	6,617
Diluted	7,213	6,955	7,091	6,617

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2014

3.3	Third Amended and Restated Bylaws	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on May 5, 2015

10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5*	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.6*	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit No.	Description	Incorporation by Reference
10.7*	Municipal Mortgage & Equity LLC. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013

10.8*	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

10.9	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.10	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.11	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.12*	Employment Agreement by and between the Company and Dave Bjarnason dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 16, 2015

10.13*	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 19, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015

10.14*	Employment Agreement by and between the Company and Gary A. Mentesana dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015

10.15	Purchase Agreement by and between subsidiaries of the Company and General Electric Capital Corporation dated November 30, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.16	Limited Liability Company Operating Agreement for MMA Capital TC Fund I, LLC by and between Munimae TEI Holdings, LLC and Bank of America, N.A. effective December 31, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.17	Amended and Restated Limited Liability Company Operating Agreement of Renewable Energy Lending, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2016

Exhibit No.	Description	Incorporation by Reference
10.18*	Purchase Agreement by and between the Company and Michael L. Falcone dated as of February 16, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

10.19*	Purchase Agreement by and between the Company and Gary A. Mentesana dated as of February 18, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*  Indicates management contract or management or director compensatory plan or arrangement.