Form 10-Q
period 2017-03-31
MMA CAPITAL MANAGEMENT, LLC
filed 2017-05-10
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

There were 5,898,479 shares of common shares outstanding at May 4, 2017.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	24

	(a) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016	24

	(b) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	25

	(c) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016	27

	(d) Consolidated Statements of Equity for the three months ended March 31, 2017	28

	(e) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	29

	(f) Notes to Consolidated Financial Statements	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

PART II – OTHER INFORMATION		68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	68

SIGNATURES		S-1

EXHIBITS		E-1

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  They include the factors discussed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

___________________________________________________________________________________________________________

	As of and for the period ended
(in thousands, except per common share data)	1Q17	4Q16	3Q16	2Q16	1Q16
Selected income statement data
Net interest income	$2,523	$2,804	$3,840	$3,039	$3,142
Non-interest revenue	6,337	3,840	4,655	3,941	3,358
Total revenues, net of interest expense	8,860	6,644	8,495	6,980	6,500

Operating and other expenses	17,025	17,529	17,556	16,403	15,673
Net (losses) gains from bonds and other continuing operations	(4,716)	18,977	(1,105)	2,248	13,310
Net (loss) income from continuing operations before income taxes	(12,881)	8,092	(10,166)	(7,175)	4,137

Income tax benefit (expense)	258	(530)	(43)	(34)	(72)
Net income from discontinued operations, net of tax	42	81	1,285	83	83
Loss allocable to noncontrolling interests	9,137	8,799	13,099	12,256	12,457
Net (loss) income allocable to common shareholders	$(3,444)	$16,442	$4,175	$5,130	$16,605
Earnings per share data
Net (loss) income allocable to common shareholders: Basic	$(0.58)	$2.72	$0.68	$0.81	$2.55
Diluted	(0.58)	2.62	0.64	0.81	2.52

Average shares: Basic	5,937	6,034	6,174	6,289	6,523
Diluted	5,937	6,408	6,549	6,289	6,882
Market and per common share data
Market capitalization	$135,725	$112,589	$110,300	$111,051	$104,209
Common shares at period-end	5,921	6,008	6,133	6,196	6,480
Share price during period:
High	23.50	19.10	19.25	18.93	16.44
Low	19.00	17.10	17.78	15.46	13.70
Closing price at period-end	23.25	19.00	18.22	18.15	16.27
Book value per common share: Basic	20.32	20.86	21.53	19.71	18.75
Diluted	20.32	20.75	21.34	19.62	18.62
Selected balance sheet data (period end)
Cash and cash equivalents	$29,979	$45,525	$21,741	$18,283	$36,941
Bonds available for sale	152,385	155,981	179,435	182,831	192,928
All other assets (without consolidated funds and ventures ("CFVs")	178,639	166,785	183,507	155,697	140,882
Assets of CFVs	196,707	205,908	204,221	211,235	208,284
Total assets	$557,710	$574,199	$588,904	$568,046	$579,035

Debt (without CFVs)	$227,530	$230,042	$233,306	$216,430	$218,273
All other liabilities (without CFVs)	30,445	30,120	27,129	25,580	24,631
Liabilities of CFVs	53,574	53,714	52,899	48,116	47,034
Noncontrolling equity	125,862	134,999	143,511	155,806	167,594
Total liabilities and noncontrolling equity	437,411	448,875	456,845	445,932	457,532
Common shareholders' equity	$120,299	$125,324	$132,059	$122,114	$121,503
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$125,324	$132,059	$122,114	$121,503	$116,170
Net (loss) income allocable to common shareholders	(3,444)	16,442	4,175	5,130	16,605
Other comprehensive income (loss) allocable to shareholders	352	(20,901)	6,930	265	(9,685)
Common share repurchases	(1,770)	(2,321)	(1,190)	(4,776)	(1,768)
Other changes in common shareholders' equity	(163)	45	30	(8)	181
Common shareholders' equity - at end of period	$120,299	$125,324	$132,059	$122,114	$121,503
2

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

The Company operates through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.  Refer to Notes to Consolidated Financial Statements – Note 14,  “Segment Information” for more information about the revenues, operating profit and loss and total assets for each of our reportable segments.

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

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes municipal bonds that finance the development of infrastructure for a mixed-use commercial development and are secured by incremental tax revenues generated from the development.  This portfolio also includes senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage-backed security that finances multifamily housing.

The Company has financed its ownership of a majority of its investments in bonds through total return swap (“TRS”) agreements.  These financing arrangements enable the Company to retain the economic risks and rewards of the fixed rate bonds that are referenced in such agreements and generally require the Company to pay a variable rate of interest that resets on a weekly basis.  The Company has also executed TRS agreements to synthetically acquire the total return of multifamily bonds that it does not own.    The Company has hedged a portion of the interest rate risk associated with its TRS agreements and other sources of interest rate exposure using various interest rate risk management agreements.

Table 1 provides key metrics related to all bonds in which we have an economic interest, including bonds in which we acquired an economic interest through TRS agreements (such bonds and TRS agreements are hereinafter referred to collectively as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 5, “Debt” and Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments” for more information about how TRS and interest rate risk management agreements are reported in the Company’s financial statements.

Table 1:  Bond Portfolio - Summary

	At March 31, 2017
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$170,418	$182,844	6.42%		6.42%		1.16	x	22	20
Non-performing (1)	21,127	18,423	6.42%		3.37%		0.90	x	3	2
Subordinated cash flow (2)	9,620	9,424	6.78%		1.25%		N/A		3	─
Total multifamily tax-exempt
bonds	$201,165	$210,691	6.42%	(5)	6.09%	(5)	1.13	x	28	22

Infrastructure bonds	$27,050	$24,466	6.75%		6.75%		0.64	x	2	N/A

Other bonds	$17,404	$17,858	4.83%		4.83%		N/A		4	N/A
Total Bond Portfolio (3), (4)	$245,619	$253,015	6.34%	(5)	6.07%	(5)	1.07	x	34	22

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments.  As a result, debt service coverage is not calculated for these investments.

(3)

Includes nine bonds with a combined UPB and fair value of $71.6 million and $76.2 million, respectively, that were financed with TRS agreements that had a combined notional amount of $72.9 million and that were accounted for as derivatives at March 31, 2017.  The Bond Portfolio also includes eight bonds with a combined UPB and fair value of $86.1 million and $91.1 million, respectively, that were financed with TRS agreements that had a combined notional amount of $80.9 million and where the transfer of underlying bond investments  was accounted for as a  secured borrowing.

(4)

Includes the following bond investments that have been eliminated for financial statement purposes: (i) an investment in a performing multifamily tax-exempt bond that, at March 31, 2017, had a UPB of $12.2 million and a fair value of $13.0 million and is subject to a TRS agreement with a notional amount of $9.8 million; and (ii) two investments in defaulted multifamily tax-exempt bonds that, at March 31, 2017, had a combined UPB of $11.2 million and a combined fair value of $11.4 million of which one is subject to a TRS agreement with a notional amount of $5.1 million.    Underlying real estate with a carrying value of $25.9 million at March 31, 2017 had been recognized in our Consolidated Balance Sheets as a result of the consolidation of the corresponding real estate partnerships.

(5)

Excludes the effects of subordinated cash flow bonds.    If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.36%, respectively at March 31, 2017, and the weighted average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 5.86% and 5.88%, respectively at March 31, 2017.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at March 31, 2017.
(7)

Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(8)

As reported in our 2016 Form 10-K, the Bond Portfolio contained 31 bonds, which included 25 multifamily tax-exempt bonds that were collateralized by 20 affordable multifamily rental properties.    The Company updated the Bond Portfolio in this Report to include bond investments that are discussed in footnote four of this table.  In this regard, had such additional bonds been included in the Bond Portfolio at December 31, 2016, the Bond Portfolio would have contained 34 bonds, including  28 multifamily tax-exempt bonds that were collateralized by 22 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB increased from 102.5%  at December 31, 2016 to 103.0%  at March 31, 2017 primarily as a result of a decrease in the first quarter of 2017 of both market yields on certain bonds and capitalization and discount rates on certain properties that collateralize our bond investments.  The weighted-average debt service coverage ratio of the Bond Portfolio improved from 1.05x  at December 31, 2016 to 1.07x  at March 31, 2017.

Other Investments of the Leveraged Bonds Business Line

At March 31, 2017, we owned, or were an equity partner in, three direct investments in real estate consisting of two land parcels and a town center development.  The carrying value of these investments was $26.8 million as of such reporting date.

LIHTC

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provide asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  We also acquired several direct real estate investments in connection with the formation of TC Fund I.  Through this business line, we also have loan receivables from, and an option to purchase, a tax credit asset manager.  At March 31, 2017, the tax credit asset manager had approximately 240 properties under management.  Additionally, we made guarantees through this business line to some of our institutional investors related to the yield on the funds, the receipt of tax credits and the performance of the underlying assets.

TC Fund I

As consideration for providing asset management and administrative services to TC Fund I, the Company is entitled to an asset management fee of 2% per annum on the initial capital contribution of $211 million by the investor with which the Company partnered to form TC Fund I.  This amount accrues quarterly in advance, bears interest at 6% per annum compounded annually and is to be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) repay any mandatory loans made by the Company to fund investor tax credit losses; 4) pay any expense loans; 5) establish any required reserves; and 6) pay any accrued guarantee fees.  By their nature, investments of TC Fund I are generally expected to break-even from an operating cash flow perspective.  In this regard, excess cash flows to TC Fund I are generated primarily from residual events that generally occur at the end of the tax compliance period and are generally outside of the control of the Company in terms of if, and when, they occur.

At March 31, 2017, the Company was contractually due $5.4 million for asset management and administrative services rendered to TC Fund I through such date.  The realization of this receivable is dependent upon the occurrence of residual events relating to affordable properties that are outside of our control in terms of when, and if, such events will occur and are highly subjective in terms of projected value.  As a result, this receivable has not yet been recognized in the Company’s financial statements because it was assessed at March 31, 2017 not to be reasonably assured of collection.  This assessment, which the Company makes each reporting period, considers various factors that include, but are not limited to, the length of time until the Company expects to receive payment and the priority of payment of such amounts in TC Fund I’s cash distribution waterfall.

In connection with the formation of TC Fund I, the Company also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company is contractually entitled to receive $4.2 million in guarantee fees from TC Fund I and, on December 31, 2015, recognized a guarantee fee receivable for this amount in conjunction with recognizing a liability of equal size related to its obligation to stand ready to perform under this guarantee.  The guarantee fee receivable bears interest at 6% per annum, compounds annually, and will be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.    At March 31, 2017, the Company had been paid $3.1 million in connection with this receivable (including accrued interest) while the carrying value of our guarantee obligation to TC Fund I was $3.7 million.

To cover certain costs associated with the organization of TC Fund I, the Company lent $5.3 million to TC Fund I upon its formation.  This loan accrues interest at 9.5% per annum, compounds annually and will be repaid by TC Fund I after it pays accrued guarantee and asset management fees.  At March 31, 2017, this loan, which had a carrying value of $0.2 million, was on non-accrual status given, among other factors, the timing and amount of cash flow projections for this loan and its payment priority in TC Fund I’s waterfall.  The non-accrual status of this loan is re-assessed by the Company each reporting period.

Interests in and Obligations to a Tax Credit Asset Manager

Prior to the sale of substantially all of our LIHTC business in 2014, we “syndicated” tax credits by forming LIHTC funds that purchased directly or indirectly the limited partnership interests in multiple Lower Tier Property Partnerships (“LTPPs”).  We raised capital from institutional investors, which comprised virtually all of the equity of the LIHTC funds, and the LIHTC funds used this capital, and sometimes interim debt financing, to purchase the limited partner interests in the LTPPs.  We were the general partner of, and managed, the LIHTC funds and usually retained an interest of between 0.01% and 1.0% in each of them.  The remaining 99.0% to 99.99% interest in each LIHTC fund was typically held by one or more large financial institutions.

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

As consideration for providing these guarantees, the Company received upfront guarantees fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from these entities are not classified as revenues in our Consolidated Statements of Operations but rather as income that is allocated to us from CFVs.

When the Company sold its LIHTC business in 2014 to a tax credit asset manager, it agreed to indemnify the tax credit asset manager from investor claims related to those guarantees and, therefore, we continue to be obligated on our guarantees to investors in these funds.    As part of this transaction, the Company also provided a subordinated loan and received an option to purchase the tax credit asset manager in the future.

The UPB of the subordinated loan to the tax credit asset manager was $13.0 million at March 31, 2017.  This loan is non-amortizing and has a maturity date of June 30, 2025.  This loan bears interest at a base rate of 11% that is paid quarterly and contingent interest up to an additional 13%.  From the time of the sale of our LIHTC business through March 31, 2017, the Company received principal and interest payments of $8.7 million from the tax credit asset manager.  The receipt of such amounts are reported by us as a deferred gain in the Company’s Consolidated Balance Sheets (or classified in “Other Liabilities”) since the corresponding conveyance of the Company’s LIHTC business could not be treated as a sale for financial reporting purposes.

The option price to acquire the tax credit asset manager is $12.0 million, subject to various purchase price adjustments.  The tax credit asset manager primarily manages LIHTC investments on behalf of third party investors and for its own account.  Our purchase option for the tax credit manager may be exercised between September 30, 2019 and September 30, 2024, though it may be accelerated for certain events.

Direct Real Estate Investments

At March 31, 2017, the Company owned two real estate investments that it acquired on December 31, 2015 in connection with the formation of TC Fund I.  These investments, which consist of two 99% LP interests, had a carrying value of $4.7 million at March 31, 2017.

At March 31, 2017, the Company also owned a 0.01% and 1.0% GP interest in two partnerships that own affordable multifamily properties that collateralize three of our bond investments that we financed with TRS that had a combined notional balance of $14.9 million.  The acquisition of such general partner interests in 2016 resulted in the consolidation of these partnerships for reporting purposes and, as a result, the Company recognized the affordable multifamily properties on its Consolidated Balance Sheets, which had a combined carrying value of $25.9 million at March 31, 2017.  See “Table 1:  Bond Portfolio Summary” for more information.

Other Investments of the LIHTC Business Line

At March 31, 2017, the Company owned taxable senior mortgage debt with a UPB of $13.2 million that primarily finances various affordable housing investments in TC Fund I.

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

The Company made an initial $75 million capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a  membership interest in REL.  At March 31, 2017, the Company’s investment in REL, which represented  an 85% ownership interest, had a carrying value of $77.1 million.  We received $0.4 million in cash distributions from REL during the three months ended March 31, 2017.

At March 31, 2017, the UPB of loans that were funded through the Solar Ventures was $131.1 million.  Such loans that were outstanding at March 31, 2017 had a weighted-average tenor and coupon of 19 months and 11.05%, respectively.

Additionally, at March 31, 2017, the Company had a subordinated loan receivable with a UPB of $11.5 million from a residential solar power provider in the U. S. that filed for bankruptcy protection on March 13, 2017 under Chapter 11 of the U.S. Bankruptcy Code.    On April 20, 2017, the bankruptcy court approved the sale of the borrower’s assets for an amount less than the UPB of borrower debt obligations that are senior to that held by the Company.  Given this development and other considerations, the Company does not expect to recover any of this loan’s UPB or its unpaid interest and related fees.  In this regard, the Company recognized an incremental fair value loss of $5.4 million in the first quarter of 2017 in conjunction with adjusting the carrying value of this loan to reflect revised expectations for no recovery.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our Energy Capital business line.

International Operations

We manage our International Operations segment through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage funds and ventures that invest in residential real estate.  This includes four private real estate funds and a publicly-traded real estate investment trust (“REIT”).  IHS earns asset management fees from all five investment vehicles and also invests as a limited partner in the four funds it manages and is entitled to special distributions based on the funds’ returns.

IHS currently manages five investment vehicles.

•

South Africa Workforce Housing Fund (“SAWHF”) is a multi-investor fund that began operations in April 2008.  SAWHF is fully invested, having raised $154 million of LP capital from five different investors with an additional participating debt commitment of $80 million from the Overseas Private Investment Corporation (“OPIC”).  Since its inception, SAWHF has made 35 investments involving approximately 30,000 units of affordable for-sale and rental housing in South Africa.  SAWHF is currently in the process of exiting its investments as it will mature in March 2018 (although the maturity of SAWHF may, subject to the consent of the investors and OPIC, be extended for up to two additional one-year periods).

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), a single-investor fund with a large North American institutional investor targeted at the emerging middle class in South Africa,  began operations in November 2013.  At March 31, 2017,  IHS and its partner had contributed approximately $68.0 million to the venture, financing investments in seven different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not anticipate this venture making new investments.

•

IHS Fund II was formed for the purposes of investing, directly and indirectly, in housing development projects in South Africa and in other selected countries in Sub-Saharan Africa.  IHS Fund II SA and IHS Fund II SSA (collectively “IHS Fund II”) are established as two separate funds for making investments in South Africa and in other countries in Sub-Saharan Africa, respectively.

o

IHS Fund II SA (“IHS Fund II SA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa.  IHS Fund II SA began operations in July 2014 and, at March 31, 2017,  had raised approximately 1.1 billion rand (or, approximately $101.5 million) of LP capital from 10 investors.  IHS Fund II SA also has an additional maximum participating debt commitment from OPIC for $80 million.  At March 31, 2017, IHS Fund II SA had closed 13 investments that represent a total of 3,438 affordable for-sale and rental housing units in South Africa.

o

IHS Fund II SSA (“IHS Fund II SSA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana.  IHS Fund II SSA began operations in July 2014 and, at March 31, 2017,  had raised approximately $34.7 million of LP capital from two investors.

•

Transcend Residential Property Fund Limited (“Transcend”) is a REIT that was listed on the AltX of the Johannesburg Stock Exchange in December 2016.  The primary strategy of Transcend is to acquire multifamily residential properties, with a focus on housing opportunities that are affordable, lifestyle enhancing and located in well-situated and high growth urban areas of South Africa.  At March 31, 2017, Transcend owned a portfolio of 13 properties that have approximately 2,500 units and that were previously part of the SAWHF portfolio.  At March 31, 2017, SAWHF owned 89% of the common shares of Transcend.

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

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and financial planning and analysis services.    This segment has interests in cash, certain interest rate derivative instruments, leases, furniture, fixtures, equipment and various prepaid assets.  The primary obligations of this segment include senior and subordinated debt that had a total UPB of $123.3 million as of March 31, 2017.

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity decreased from $125.3 million at December 31, 2016 to $120.3 million at March 31, 2017.  This change was driven by $3.1 million in comprehensive loss that is allocable to common shareholders and $1.9 million in other reductions in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share decreased to $20.32 at March 31, 2017, which represents a decrease of $0.43 per share of Book Value compared to what we reported at December 31, 2016.  This decline was primarily attributable to a net loss from operations.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Loss

We recognized a  comprehensive loss that is allocable to common shareholders of $3.1 million in the first quarter of 2017,  which consisted of a  $3.4 million net loss that is allocable to common shareholders and $0.3 million of other comprehensive income that is allocable to common shareholders.  In comparison, we recognized $6.9 million of comprehensive income that is allocable to common shareholders in the first quarter of 2016, which consisted of $16.6 million of net income that is allocable to common shareholders and $9.7 million of other comprehensive loss that is allocable to common shareholders.

Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to a  net loss from core operations that is allocable to common shareholders.

CONSOLIDATED BALANCE SHEET ANALYSIS

___________________________________________________________________________________________________________

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 2 provides a balance sheet summary for the periods presented.  For presentational purposes, assets, liabilities and equity that are attributable to noncontrolling interest holders of CFVs are presented in Table 2 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  See Notes to Consolidated Financial Statements –  Note 13,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table 2:  Balance Sheet Summary

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2017	2016	Change
Assets
Cash and cash equivalents	$29,979	$45,525	$(15,546)
Restricted cash (without CFVs)	29,690	33,920	(4,230)
Bonds available for sale (1)	152,385	155,981	(3,596)
Investments in partnerships (without CFVs)	109,245	106,418	2,827
Other assets (without CFVs)	39,704	26,447	13,257
Assets of CFVs (2)	196,707	205,908	(9,201)
Total assets	$557,710	$574,199	$(16,489)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$227,530	$230,042	$(2,512)
Accounts payable and accrued expenses	4,272	7,821	(3,549)
Other liabilities (without CFVs) (2)	26,173	22,299	3,874
Liabilities of CFVs (1)	53,574	53,714	(140)
Noncontrolling equity related to CFVs	125,814	134,954	(9,140)
Noncontrolling equity related to IHS PM	48	45	3
Total liabilities and noncontrolling equity	$437,411	$448,875	$(11,464)

Common Shareholders' Equity	$120,299	$125,324	$(5,025)

Common shares outstanding	5,921	6,008	(87)
Common shareholders' equity per common share	$20.32	$20.86	$(0.54)

Diluted common shareholders' equity (3)	$120,299	$132,490	$(12,191)
Diluted common shares outstanding	5,921	6,384	(463)
Diluted common shareholders' equity per common share (4)	$20.32	$20.75	$(0.43)

(1)

Assets of CFVs include affordable housing properties that had a carrying value of $25.9 million and $26.2 million at March 31, 2017 and December 31, 2016, respectively, and that were owned by partnerships that have been consolidated for reporting purposes.  Such properties secured Company bond investments that had a UPB of $23.4 million and $23.5 million at March 31, 2017 and December 31, 2016, respectively.   However, because the noted partnerships have been consolidated by the Company, such bond investments have been eliminated for reporting purposes in conjunction with corresponding liabilities of CFVs.

(2)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 Guaranteed Funds have been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company has consolidated such Guaranteed Funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, was $8.3 million and $8.6 million at March 31, 2017 and December 31, 2016, respectively.

(3)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at March 31, 2017 and December 31, 2016.  In this case, liabilities recognized by the

Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was $8.9 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively.

(4)

The assumed exercise of outstanding employee common share options at March 31, 2017 was anti-dilutive by $0.18 per share.  Accordingly, diluted common shares outstanding and diluted common shareholders’ equity per common share at March 31, 2017 are reported in the table above at the same amounts as common shares outstanding and common shareholders’ equity per common share, respectively.

Common Shareholders’ Equity

Table 3 summarizes the changes in common shareholders’ equity for the periods presented.

Table 3:  Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Net (loss) income allocable to common shareholders	$(3,444)	$16,605	$(20,049)
Other comprehensive income (loss) allocable to common shareholders	352	(9,685)	10,037
Other changes in common shareholders' equity	(1,933)	(1,587)	(346)
Net change in common shareholders' equity	$(5,025)	$5,333	$(10,358)

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 4 summarizes other comprehensive income (loss) that is allocable to common shareholders for the periods presented.

Table 4:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Bond related activity:
Bond fair value adjustments	$(311)	$2,662	$(2,973)
Increase in accumulated other comprehensive income ("AOCI") due to equity in losses from LTPPs	1,118	1,129	(11)
Reclassification of net unrealized gains on sold or redeemed bonds into net income	─	(2,055)	2,055
Reclassification of unrealized bond gains into net income due to consolidation or real estate foreclosure	─	(11,442)	11,442
Other comprehensive income (loss) related to bond activity	807	(9,706)	10,513
Income tax expense	(243)	─	(243)
Foreign currency translation adjustment	(212)	21	(233)
Other comprehensive income (loss) allocable to common shareholders	$352	$(9,685)	$10,037

Other comprehensive income (loss) that is allocable to common shareholders for the three months ended March 31, 2017,  increased compared to amounts reported for the three months ended March 31, 2016 primarily as a result of the foreclosure and sale in the first quarter of 2016 of a multifamily property that secured a nonperforming bond investment that resulted in a $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.

Other Changes in Common Shareholders’ Equity

Table 5 summarizes other changes in common shareholders’ equity for the periods presented.

Table 5:  Other Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Common share repurchases	$(1,770)	$(1,768)	$(2)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(207)	─	(207)
Director and employee share awards	44	181	(137)
Other changes in common shareholders' equity	$(1,933)	$(1,587)	$(346)

Other changes in common shareholders’ equity reported for the three months ended March 31, 2017 increased compared to that reported for the three months ended March 31, 2016 as a result of price adjustments that were recognized in the first quarter of 2017 in connection with shares previously purchased in a subsidiary.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the three months ended March 31, 2017 and 2016 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net (Loss) Income Allocable to Common Shareholders

Table 6 summarizes net (loss) income allocable to common shareholders for the periods presented.

Table 6:  Net (Loss) Income Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Net interest income	$2,523	$3,142	$(619)
Fee and other income	4,830	2,539	2,291
Operating and other expenses:			─
Other interest expense	(1,226)	(1,042)	(184)
Operating expenses	(8,129)	(6,263)	(1,866)
Net (losses) gains on bonds, derivatives, loans and other assets	(3,296)	3,093	(6,389)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	11,442	(11,442)
Equity in income from unconsolidated funds and ventures	2,044	4,461	(2,417)
Net loss allocated to common shareholders related to CFVs	(487)	(735)	248
Net income allocated to IHS minority interest holder	─	─	─
Net income allocated to IHS PM minority interest holder	(3)	(43)	40
Net income to common shareholders from continuing operations before income taxes	(3,744)	16,594	(20,338)
Income tax benefit (expense)	258	(72)	330
Net income to common shareholders from discontinued operations, net of tax	42	83	(41)
Net (loss) income allocable to common shareholders	$(3,444)	$16,605	$(20,049)

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 7 summarizes net interest income for the periods presented.

Table 7:  Net Interest Income

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Interest income:
Interest on bonds	$2,520	$3,254	$(734)
Interest on loans and short-term investments	414	437	(23)
Total interest income	2,934	3,691	(757)
Asset related interest expense:
Bond related debt	(411)	(295)	(116)
Notes payable and other debt, non-bond related	─	(254)	254
Total interest expense	(411)	(549)	138
Net interest income	$2,523	$3,142	$(619)

Net interest income reported for the three months ended March 31, 2017 declined compared to that reported for the three months ended March 31, 2016 primarily due to the financial statement consolidation of certain property partnerships in 2016, which caused certain bond investments of the Company to be eliminated for reporting purposes.  This decline was partially offset by a decline in our cost of funding associated with non-bond related debt, a decrease that was primarily driven by the early redemption in 2016 of senior debt of the Company.

Fee and Other Income

Fee and Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 8 summarizes fee and other income for the periods presented.

Table 8:  Fee and Other Income

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Asset management fees and reimbursements	$4,519	$1,892	$2,627
Other income	311	647	(336)
Fee and other income	$4,830	$2,539	$2,291

Fee and other income reported for the three months ended March 31, 2017 increased compared to that reported for the three months ended March 31, 2016 primarily as a result of an increase in management fees recognized in the first quarter of 2017 in connection with IHS Fund II SA and IHS Fund II SSA as the amount of capital committed to these funds increased during such reporting period.  The reported increase in asset management fees and reimbursements was also partially attributable to: (i) the strengthening of the South Africa rand (“ZAR”) relative to the U.S. dollar (“USD”), which increased the USD-equivalent of ZAR-denominated fee income; and (ii) increases in the amount of reimbursement income received by the Company from our Solar Ventures.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 9 summarizes other interest expense for the periods presented.

Table 9:  Other Interest Expense

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Subordinated debt	$(1,115)	$(1,042)	$(73)
Notes payable and other debt	(111)	─	(111)
Other interest expense	$(1,226)	$(1,042)	$(184)

Other interest expense reported for the three months ended March 31, 2017 increased compared to that reported for the three months ended March 31, 2016 primarily as a result of an increase in the UPB of non-asset related debt due to the (i) consolidation of certain property partnerships, which caused certain bond investments to be eliminated for reporting purposes and corresponding Company debt obligations to be reclassified as non-asset related debt and (ii) issuance of additional non-asset related debt to refinance certain other debt obligations of the Company.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 10 summarizes operating expenses for the periods presented.

Table 10:  Operating Expenses

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Salaries and benefits	$(5,870)	(4,080)	$(1,790)
General and administrative	(592)	(700)	108
Professional fees	(1,809)	(1,435)	(374)
Other expenses	142	(48)	190
Operating expenses	$(8,129)	$(6,263)	$(1,866)

Operating expenses reported for the three months ended March 31, 2017 increased compared to those reported for the three months ended March 31, 2016 primarily due to an increase in the share price of the Company in the first quarter of 2017, which drove a $1.0 million increase in the amount of stock compensation expense that we recognized during such reporting period,  and an increase in the number of employees.

Net (Losses) Gains on Bonds, Derivatives, Real Estate, Loans and Other Assets

Net (losses) gains on bonds, derivatives, real estate, loans and other assets includes unrealized gains or losses on loans, realized gains or losses associated with the sale of bonds and loans and the early redemption of bonds and loans.  Such amounts also include unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments.

Table 11 summarizes net (losses) gains on bonds, derivatives, real estate, loans and other assets for the periods presented.

Table 11:  Net (Losses) Gains on Bonds, Derivatives, Real Estate, Loans and Other Assets

	For the three months ended
	March 31,
(in thousands)	2017		2016	Change
Net gains on bonds	$	─	$2,295	$(2,295)
Net gains on derivatives		2,039	667	1,372
Net gains on real estate		─	116	(116)
Net losses on loans		(5,335)	─	(5,335)
Net gains on other assets		─	15	(15)
Total net (losses) gains		$(3,296)	$3,093	$(6,389)

Net (losses) gains on bonds, derivatives, real estate, loans and other assets that were reported for the three months ended March 31, 2017 declined compared to that reported for the three months ended March 31, 2016 due to a $5.3 million decrease in the fair value of a subordinated loan that the Company made to a residential solar power provider who filed for bankruptcy protection in March 2017.   Additionally, in the first quarter of 2017, there were no redemptions in full of the Company’s bond investments, which drove the reported decline in net gains on bonds.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income (loss) associated with certain funds and ventures in which we have an equity interest.

Table 12 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 12:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
U.S. real estate partnerships	$181	$2,807	$(2,626)
Solar Ventures	1,915	1,813	102
IHS-managed funds	(52)	(159)	107
Equity in income from unconsolidated funds and ventures	$2,044	$4,461	$(2,417)

Equity in income from unconsolidated funds and ventures that were reported for the three months ended March 31, 2017 declined compared to that reported for the three months ended March 31, 2016, primarily due to a non-recurring $2.7 million gain that was recognized in the first quarter of 2016 in connection with the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest.

Net Loss from CFVs Allocable to Common Shareholders

Table 13 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 13:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Revenue from CFVs	$1,507	$819	$688
Expense from CFVs (1)	(7,670)	(8,368)	698
Net gains related to CFVs	10	─	10
Equity in losses from LTPPs of CFVs	(3,474)	(5,686)	2,212
Net loss from CFVs	(9,627)	(13,235)	3,608
Net loss from CFVs allocable to noncontrolling interest in CFVs (2)	9,140	12,500	(3,360)
Net loss from CFVs allocable to common shareholders	$(487)	$(735)	$248

(1)	Majority of this expense relates to non-cash items such as asset impairments, depreciation and amortization.
(2)

Excludes $3 and $43 of net gain allocable to the minority interest holder in IHS PM for the three months ended March 31, 2017 and 2016.  These amounts are excluded from this presentation because IHS PM and IHS related activity are not included within CFV income statement activity above.

Table 14 further attributes the reported net loss from CFVs that is allocable to common shareholders for the periods presented.

Table 14:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Guarantee fees	$288	$331	$(43)
Interest income	333	─	333
Equity in losses from LTPPs	(1,118)	(1,129)	11
Equity in income from consolidated property partnerships	10	─	10
Net gain due to consolidation of CFVs	─	63	(63)
Net loss from CFVs allocable to common shareholders	$(487)	$(735)	$248

The net loss from CFVs allocable to common shareholders for the three months ended March 31, 2017 declined compared to that reported for the three months ended March 31, 2016 primarily due to the allocation of $0.3 million of interest income that was recognized in connection with bond investments that were eliminated for reporting purposes.  The elimination of these investments was prompted as a result of the financial statement consolidation of certain property partnerships during the second and fourth quarters of 2016.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operating activities; and (3) cash flows from investing activities.

Summary of Cash Flows

At March 31, 2017 and December 31, 2016, we had unrestricted cash and cash equivalents of $30.0 million and  $45.5 million, respectively.  We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

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

Table 15 provides a consolidated view of the change in cash and cash equivalents of the Company for the periods presented, though changes in such balances that are attributable to CFVs are separately identified in such disclosure.

Changes in net cash flows that are reported in Tables 16,  17 and 18 are exclusive of changes in restricted cash balances of CFVs.

Table 15:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the three months ended March 31, 2017
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$45,525	$	─	$45,525
Net cash (used in) provided by:
Operating activities	(4,957)		(1,062)	(6,019)
Investing activities	(7,475)		1,085	(6,390)
Financing activities	(3,114)		(23)	(3,137)
Net decrease in cash and cash equivalents	(15,546)		─	(15,546)
Cash and cash equivalents at end of period	$29,979	$	─	$29,979

	For the three months ended March 31, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	2,346		175	2,521
Investing activities	23,745		(168)	23,577
Financing activities	(10,993)		(7)	(11,000)
Net increase in cash and cash equivalents	15,098		─	15,098
Cash and cash equivalents at end of period	$36,941	$	─	$36,941

Operating Activities

Table 16 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 16:  Net Cash Flows Associated With Operating Activities

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Interest income	$4,154	$5,014	$(860)
Distributions received from investments in partnerships	362	3,678	(3,316)
Asset management fees received	2,436	1,025	1,411
Other income	152	499	(347)
Salaries and benefits	(8,546)	(5,766)	(2,780)
Interest paid	(1,991)	(1,102)	(889)
General and administrative	(477)	(573)	96
Professional fees	(1,292)	(636)	(656)
Other expenses	(93)	(168)	75
Other	338	375	(37)
Net cash flows (used in) provided by operating activities	$(4,957)	$2,346	$(7,303)

Net cash flows used in operating activities during the three months ended March 31, 2017 increased by $7.3 million compared to those reported for the three months ended March 31, 2016.  This increase was primarily attributable to a decline in distributions from investments in partnerships and an increase in salaries and benefits:
•

During the first quarter of 2017, we received $0.4 million of distributions from investments in partnerships in connection with our equity investment in REL while we received $3.7 million of distributions from investments in partnerships during the first quarter of 2016.  Distributions received in the first quarter of 2016 included $2.6 million that we received from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest and $1.1 million associated with our equity investments in our solar venture.

•

The noted increase in net cash flows used for salaries and benefits was primarily attributable to higher employee incentive compensation paid by the Company in the first quarter of 2017, as well as the hiring of new employees.

Investing Activities

Table 17 provides information about net cash flows used in, or provided by, investing activities for the periods presented.  Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 17:  Net Cash Flows Associated With Investing Activities

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Principal payments and sales proceeds received on bonds and loans	$2,298	$16,828	$(14,530)
Proceeds from the sale of real estate and other investments	11	17,804	(17,793)
Capital distributions received from investments in partnerships	178	142	36
Investments in property partnerships and real estate	(1,197)	(670)	(527)
Advances on and originations of loans held for investment	(15,528)	(6,294)	(9,234)
Changes in restricted cash	6,763	(4,065)	10,828
Net cash flows (used in) provided by investing activities	$(7,475)	$23,745	$(31,220)

Net cash flows used in investing activities during the three months ended March 31, 2017 increased by $31.2 million compared to those reported for the three months ended March 31, 2016.  This increase was primarily attributable to a decline in proceeds from the sale of real estate and other investments, a decline in principal payments and sales proceeds received on bonds and loans and an increase in advances on and originations of loans held for investment.

Financing Activities

Table 18 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 18:  Net Cash Flows Associated With Financing Activities

	For the three months ended
	March 31,
(in thousands)	2017	2016	Change
Repayment of borrowings	$(1,137)	$(9,225)	$8,088
Purchase of treasury stock	(1,770)	(1,768)	(2)
Other	(207)	─	(207)
Net cash flows used in financing activities	$(3,114)	$(10,993)	$7,879

Net cash flows used in financing activities during the three months ended March 31, 2017 decreased by $7.9 million compared to those reported for the three months ended March 31, 2016.  This decrease was attributable to $9.2 million of cash used for repayment of borrowings during the first quarter of 2016 compared to only $1.1 million that was used for the same purpose during the first quarter of 2017.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 19 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2017.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 19:  Asset Related Debt and Other Debt

	At
	March 31, 2017
		Weighted-Average
	Carrying	Effective Interest
(dollars in thousands)	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$80,820	2.3%
Notes payable and other debt – non-bond related debt	─
Total asset related debt	80,820	2.3

Other Debt (2)
Subordinated debt	128,378	3.5
Notes payable and other debt	18,332	2.6
Total other debt	146,710	3.4

Total asset related debt and other debt	227,530	3.0

Debt related to CFVs (3)	12,989	5.1

Total debt	$240,519	3.1%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
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

Subordinated debt

At March 31, 2017, the Company had subordinated debt with a UPB of $119.8 million and a  carrying value of $128.4 million.  The weighted-average yield of this debt was 3.5%.  The carrying value of this debt includes $11.2 million of net premiums that will amortize into net interest income as a reduction to debt expense over the term of the debt.  These impacts will be offset by $2.6 million of unamortized debt issuance costs that will amortize as an increase to interest expense over the remaining term of the debt.

Notes payable and other debt

At March 31, 2017, the Company had notes payable and other debt with a UPB of $18.3 million.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At March 31, 2017, debt related to CFVs included $6.7 million of debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At March 31, 2017, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted-average effective interest rate is 6.0%.

The remaining $6.3 million of debt related to CFVs relates to two consolidated property partnerships with a UPB of $5.4 million at March 31, 2017.  This debt had a weighted-average effective interest rate of 4.0%  at March 31, 2017 and has various maturity dates that run through April 1, 2027.

Covenant Compliance and Debt Maturities

At March 31, 2017, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

The Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated for reporting purposes, along with two additional Guaranteed Funds that are not consolidated for reporting purposes.  The Company also has agreed to make mandatory loans to TC Fund I for distribution to the fund investor in the event of certain tax credit shortfalls covered by a tax credit guarantee provided by the Company.  Refer to Notes to Consolidated Financial Statements – Note 8, “Guarantees and Collateral,” for more information about our guarantees and certain other contingent arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for information about these commitments.

The Company had no unfunded loan commitments at March 31, 2017.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets.”

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statements - Note 6, “Derivative Instruments,” for more information about these instruments.

The Company has four non-cancelable operating leases that expire in 2017, 2020 and 2024.  Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information about these commitments.

Other Capital Resources

Common Shares

On December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  Between January 1, 2017 and May 4, 2017, the Company purchased 111,100 shares at an average price of $20.76.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is authorized to purchase shares is $23.37 per share.

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

At March 31, 2017, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards at March 31, 2017.  The Board of Directors has determined that these holdings do not constitute a triggering event for purposes of our Rights Plan.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our 2016 Form 10-K for a discussion of these critical accounting policies and estimates.

ACCOUNTING AND REPORTING DEVELOPMENTS

___________________________________________________________________________________________________________

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

Item 1.  Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	March 31,	At
	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and cash equivalents	$29,979	$45,525
Restricted cash (includes $22,926 and $23,584 related to consolidated funds and ventures ("CFVs"))	52,616	57,504
Bonds available-for-sale (includes $135,875 and $135,614 pledged as collateral)	152,385	155,981
Investments in partnerships (includes $130,679 and $137,773 related to CFVs)	239,924	244,191
Other assets (includes $43,102 and $44,551 related to CFVs)	82,806	70,998
Total assets	$557,710	$574,199

LIABILITIES AND EQUITY
Debt (includes $12,989 and $13,029 related to CFVs)	$240,519	$243,071
Accounts payable and accrued expenses	4,272	7,821
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,103	8,103
Other liabilities (includes $32,482 and $32,582 related to CFVs)	58,655	54,881
Total liabilities	$311,549	$313,876

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$125,862	$134,999
Common shareholders’ equity:
Common shares, no par value (5,837,643 and 5,925,743 shares issued and outstanding and 83,836 and 81,863 non-employee directors' and employee deferred shares issued at March 31, 2017 and December 31, 2016, respectively)	82,129	87,506
Accumulated other comprehensive income ("AOCI")	38,170	37,818
Total common shareholders’ equity	120,299	125,324
Total equity	246,161	260,323
Total liabilities and equity	$557,710	$574,199

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
Interest income
Interest on bonds	$2,520	$3,254
Interest on loans and short-term investments	414	437
Total interest income	2,934	3,691

Interest expense
Bond related debt	411	295
Non-bond related debt	─	254
Total interest expense	411	549
Net interest income	2,523	3,142

Non-interest revenue
Asset management fees and reimbursements	4,519	1,892
Other income	311	647
Revenue from CFVs	1,507	819
Total non-interest revenue	6,337	3,358
Total revenues, net of interest expense	8,860	6,500

Operating and other expenses
Interest expense	1,226	1,042
Salaries and benefits	5,870	4,080
General and administrative	592	700
Professional fees	1,809	1,435
Other expenses	(142)	48
Expenses from CFVs	7,670	8,368
Total operating and other expenses	17,025	15,673

Net gains on bonds	─	2,295
Net gains on real estate and other investments	─	116
Net (losses) gains on derivatives, loans and other assets	(3,296)	682
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	11,442
Equity in income from unconsolidated funds and ventures	2,044	4,461
Net gains related to CFVs	10	─
Equity in losses from lower tier property partnerships of CFVs	(3,474)	(5,686)
Net (losses) gains from continuing operations before income taxes	(12,881)	4,137
Income tax benefit (expense)	258	(72)
Net income from discontinued operations, net of tax	42	83
Net (loss) income	(12,581)	4,148
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	9,137	12,457
Related to discontinued operations	─	─
Net (loss) income allocable to common shareholders	$(3,444)	$16,605

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended
	March 31,
	2017	2016
Basic income per common share:
(Loss) Income from continuing operations	$(0.59)	$2.54
Income from discontinued operations	0.01	0.01
(Loss) Income per common share	$(0.58)	$2.55

Diluted income per common share:
(Loss) Income from continuing operations	$(0.59)	$2.51
Income from discontinued operations	0.01	0.01
(Loss) Income per common share	$(0.58)	$2.52

Weighted-average common shares outstanding:
Basic	5,937	6,523
Diluted	5,937	6,882

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017		2016
Net (loss) income allocable to common shareholders		$(3,444)		$16,605
Net loss allocable to noncontrolling interests		(9,137)		(12,457)
Net (loss) income		$(12,581)		$4,148

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains		$807		$3,791
Reversal of net unrealized gains on sold or redeemed bonds		─		(2,055)
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure		─		(11,442)
Net change in other comprehensive income due to bonds		807		(9,706)
Income tax expense		(243)		─
Foreign currency translation adjustment		(212)		21
Other comprehensive income (loss) allocable to common shareholders		$352		$(9,685)

Other comprehensive income (loss) allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$	─

Comprehensive (loss) income to common shareholders		$(3,092)		$6,920
Comprehensive loss to noncontrolling interests		(9,137)		(12,457)
Comprehensive loss		$(12,229)		$(5,537)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2017	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net loss	─	(3,444)	─	(3,444)	(9,137)	(12,581)
Other comprehensive income	─	─	352	352	─	352
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(207)	─	(207)	─	(207)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	44	─	44	─	44
Common share repurchases	(88)	(1,770)	─	(1,770)	─	(1,770)
Balance, March 31, 2017	5,921	$82,129	$38,170	$120,299	$125,862	$246,161

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,581)	$4,148
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provisions for credit losses and impairment (1)	4,605	6,265
Net equity in losses from equity investments in partnerships (1)	1,430	1,225
Net gains on bonds	─	(2,295)
Net gains related to CFVs	(10)	─
Net gains on real estate and other investments	─	(116)
Net losses on derivatives, loans and other assets	3,985	434
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	─	(11,442)
Distributions received from investments in partnerships	362	3,678
Subordinated debt effective yield amortization and interest accruals	(118)	457
Depreciation and other amortization (1)	567	329
Foreign currency income	(449)	(135)
Stock-based compensation expense	1,787	820
Change in asset management fees payable related to CFVs	(94)	833
Other	(5,503)	(1,680)
Net cash (used in) provided by operating activities	(6,019)	2,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	2,298	16,828
Advances on and originations of loans held for investment	(15,528)	(6,439)
Investments in property partnerships and real estate	(1,337)	(685)
Proceeds from the sale of real estate and other investments	326	17,804
Decrease (increase) in restricted cash and cash of CFVs	7,571	(4,195)
Capital distributions received from investments in property partnerships	280	264
Net cash (used in) provided by investing activities	(6,390)	23,577
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(1,160)	(9,232)
Purchase of treasury stock	(1,770)	(1,768)
Other	(207)	─
Net cash used in financing activities	(3,137)	(11,000)
Net (decrease) increase in cash and cash equivalents	(15,546)	15,098
Cash and cash equivalents at beginning of period	45,525	21,843
Cash and cash equivalents at end of period	$29,979	$36,941
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,074	$1,144
Income taxes paid	4	158

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	352	(9,685)
Debt and liabilities extinguished through sales and collections on bonds and loans	1,270	1,525
Decrease in debt through net loan paydowns	─	3,082
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	17,354

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

United States (“U.S.”) Operations consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.  In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.  In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.   In our Energy Capital business line, our wholly owned subsidiary MMA Energy Capital (“MEC”), originates debt capital directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”), Solar Construction Lending, LLC (“SCL”) and Solar Permanent Lending, LLC (“SPL”).

International Operations is managed through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage funds and ventures that invest in residential real estate.  This includes four private real estate funds and a publicly-traded real estate investment trust (“REIT”).  IHS currently manages five investment vehicles: South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; IHS Fund II SA (“IHS Fund II SA”), which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa; IHS Fund II SSA (“IHS Fund II SSA”), which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana; and Transcend Residential Property Fund Limited (“Transcend”), which is a REIT that is listed on the AltX of the Johannesburg Stock Exchange.  Additionally, MMA owns a 60% interest in IHS Property Management Proprietary Limited (“IHS PM”), which provides property management services to a substantial portion of the properties in our IHS-managed funds.

Corporate Operations is responsible for accounting, reporting, compliance and financial planning and analysis services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The unaudited interim consolidated financial statements as of, and for the three months ended March 31, 2017, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

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

Accounting for Revenue from Contracts with Customers

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance clarifies the implementation of principal versus agent considerations.  This new guidance is effective for us on January 1, 2018. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

Accounting for Business Combinations

In January 2017,  Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business” was issued.  This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination.  This new guidance is effective for us on January 1, 2018.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Goodwill

In January 2017, ASU No. 2017-04,  “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment” was issued.  This guidance simplifies the complexity of the two-step goodwill impairment test by removing the second step to the test.  Goodwill impairment represents the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  This new guidance is effective for us on January 1, 2020, with early adoption permitted.  We do not expect this new guidance to impact the Company’s consolidated financial statements.

Accounting for Derecognition of Nonfinancial Assets

In February 2017, ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” was issued.  This guidance clarifies that the derecognition of all businesses should be accounted for in accordance with the derecognition and deconsolidation guidance of Topic 810-10 – Consolidations.  In addition, this guidance eliminates the scope exception in authoritative literature that governs transfers of financial assets related to transfers of investments (including equity method investments) in real estate entities and supersedes guidance related to the exchange of a nonfinancial asset for a noncontrolling ownership interest as set forth in Topic 845 – Nonmonetary Transactions. This new guidance is effective for us on January 1, 2018.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

The Company’s investments in other real estate related bonds include municipal bonds that were issued to finance the development of infrastructure for a mixed-use commercial development and are secured by incremental tax revenues generated from the development.  Investments in other real estate related bonds also includes senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage backed security that finances multifamily housing.

The weighted-average pay rate on the Company’s bond portfolio was 6.1% at March 31, 2017 and December 31, 2016.  Weighted-average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at March 31, 2017 and December 31, 2016, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$106,134	$71,738	$38,323	$ ─	$110,061	104%
Other real estate related bond investments	44,455	38,842	3,801	(319)	42,324	95%
Total	$150,589	$110,580	$42,124	$(319)	$152,385	101%

	At
	December 31, 2016
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$106,366	$73,049	$36,978	$ ─	$110,027	103%
Other real estate related bond investments	47,788	41,934	4,449	(429)	45,954	96%
Total	$154,154	$114,983	$41,427	$(429)	$155,981	101%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.
(2)

These unrealized losses relate to investments in bonds that were not assessed as OTTI.  The presentation of unrealized losses in the table above at December 31, 2016 was conformed in this Report to the presentation adopted during the first quarter of 2017 to separately disclose such amounts as gross unrealized losses.  Such amounts were previously included in our 2016 Form 10-K within gross unrealized gains.

(3)

Comprised of one bond in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $16.0 million and $16.5 million at March 31, 2017 and December 31, 2016, respectively.

See Note 7, “Fair Value,” which describes factors that contributed to the $3.6 million decrease in the reported fair value of the Company’s bond portfolio for the year ended March 31, 2017.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At March 31, 2017,  the majority of the Company’s bonds amortize on a scheduled basis and have stated maturity dates between September 2017 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.7 million and $26.3 million, respectively, at March 31, 2017).

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at March  31, 2017, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
March 31, 2017	$34,455	$28,842	$31,964
April 1 through December 31, 2017	─	─	─
2018	1,931	380	2,230
2019	─	─	─
2020	5,230	4,365	5,494
2021	─	─	─
Thereafter	108,908	76,928	112,632
Bonds that may not be prepaid	65	65	65
Total	$150,589	$110,580	$152,385

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at March 31, 2017 was 4.9 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $7.0 million at March 31, 2017 and December 31, 2016.  The Company recognized interest income on a cash basis of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.2 million and $0.4 million for the three months ended March 31, 2017 and 2016.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Total current	$145,398	$148,967
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	6,987	7,014
Total	$152,385	$155,981

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales and redemptions of its investments in bonds of $6.1 million for the three months ended March 31, 2016.  There were no bond sales or full redemptions for the three months ended March 31, 2017.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the three months ended
	March 31,
(in thousands)	2017		2016
Gains recognized at time of sale or redemption	$	─	$2,295

Note 3—Investments in Partnerships and Ventures

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Investments in U.S. real estate partnerships (includes $10,946 and $11,138 related to VIEs) (1)	$28,263	$27,596
Investments in IHS-managed funds (includes $2,071 and $1,955 related to VIEs) (1)	3,902	3,296
Investment in Solar Ventures	77,080	75,526
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	130,679	137,773
Total investments in partnerships	$239,924	$244,191

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At March  31, 2017,  $17.3 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture that was formed during the fourth quarter of 2014.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  Through the governing agreements, the Company is obligated to make additional capital contributions of up to an additional $2.5 million.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At March 31, 2017, $6.3 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At March 31, 2017,  $4.7 million of the reported carrying value pertains to equity investments in LIHTC partnerships acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  While these entities are determined to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for its investments in them using the equity method of accounting.

At March 31, 2017 and December  31, 2016, three of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $10.9 million and $11.1 million at March 31, 2017 and December  31, 2016, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $10.9 million and $11.1 million at March 31, 2017 and December  31, 2016, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments and loan receivable.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2017	2016
(in thousands)
Total assets	$96,245	$97,659
Total liabilities	45,484	47,147

The following table provides information about the net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net (loss) income	$(419)	$5,118

Investments in IHS-Managed Funds

At March 31, 2017, the Company held equity co-investments in four IHS-managed funds (SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA) that range from a 1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these funds in return for asset management fees.  For each fund, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At March 31, 2017, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA was $1.6 million, $2.1 million,  $0.2 million and $13,863, respectively.

As SAWHF, IHS Fund II SA and IHS Fund II SSA entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to IHS Residential Partners and, as a result, the Company believes that its risk of loss is limited to its investment balance of $2.1 million.  However,  through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $13.9 million and $13.2 million at March 31, 2017 and December 31, 2016, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2017	2016
(in thousands)
Total assets	$278,789	$261,082
Total liabilities	118,415	110,214

The following table provides information about the net loss of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net loss	$(3,067)	$(5,810)

Investment in Solar Ventures

MEC originates solar loans directly and through our Solar Ventures.  The Company made an initial $75 million capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  Because REL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Ventures in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2017	2016
(in thousands)
Total assets	$160,202	$158,365
Total liabilities	5,270	4,905

The following table provides information about the net income of the Solar Ventures in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net income	$3,049	$3,062

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Other assets:
Loans held for investment	$14,220	$4,809
Real estate owned	3,287	3,267
Derivative assets	8,865	7,884
Solar facilities (includes other assets such as cash and other receivables)	1,672	1,733
Accrued interest receivable	1,125	1,822
Asset management fees and reimbursements receivable	3,352	1,406
Other assets	7,183	5,526
Other assets held by CFVs (1)	43,102	44,551
Total other assets	$82,806	$70,998

(1)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Loans Held For Investment (“HFI”)

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net (losses) gains on derivatives, loans and other assets.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Amortized cost	$23,948	$9,202
Net losses included in earnings	(8,900)	(3,565)
Allowance for loan losses	(828)	(828)
Loans held for investment, net	$14,220	$4,809

At March 31, 2017 and December 31, 2016,  HFI loans had UPB of $31.5 million and $16.8 million, respectively, as well as deferred fees and other basis adjustments of $7.6 million for March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company had a subordinated loan receivable with a UPB of $11.5 million from a residential solar power provider in the U.S. who filed for bankruptcy protection on March 13, 2017 under Chapter 11 of the U.S. Bankruptcy Code.  On April 20, 2017, the bankruptcy court approved the sale of the borrower’s assets for an amount less than the UPB of borrower debt obligations that are senior to that held by the Company.  Given this development and other considerations, the Company does not expect to recover any of this loan’s UPB or its unpaid interest and related fees.  As a result, this loan, which is measured on a fair value basis given the Company’s election of the FVO, was placed on non-accrual status in the first quarter of 2017 and was ascribed no fair value for reporting purposes at March 31, 2017.

Included within the Company’s HFI loans are 20 loans and one loan for which the Company elected the FVO to minimize certain operational challenges associated with the accounting of these loans at March 31, 2017 and December 31, 2016, respectively.  These loans had UPB of $24.7 million (fair value of $13.2 million) and $10.0 million (fair value of $3.8 million) at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million at March 31, 2017 and December 31, 2016.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At March 31, 2017 and December 31, 2016, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net (losses) gains on derivatives, loans and other assets” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million at March 31, 2017 and December 31, 2016 with a zero carrying value at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at March 31, 2017 and December 31, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Building, furniture, fixtures and land improvement	$668	$648
Land	2,619	2,619
Total	$3,287	$3,267

Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company’s REO is represented by land that is currently in process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment.  Additionally, the Company did not recognize any impairment losses for the three months ended March 31, 2017 and 2016.

Derivative Assets

At March 31, 2017 and December 31, 2016, the Company had $8.9 million and $9.0 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At March 31, 2017 and December 31, 2016, the Company owned two solar facilities that were designated as held for use (“HFU”) with a total carrying value of $1.3 million.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.  The solar facilities had accumulated depreciation of $1.8 million and $1.7 million at March 31, 2017 and December 31, 2016, respectively.

Asset Management Fees and Reimbursement Receivable

At March 31, 2017 and December  31, 2016, the Company had $3.4 million and $1.4 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $2.8 million and $0.9 million, respectively,  were due from IHS-managed funds and ventures.  As of March 31, 2017, the Company did not recognize asset management fee income from TC Fund I given uncertainties associated with when such revenue would be realized.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	March 31, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$18,113	2.6%	$2,892	2.2%
Due after one year	62,707	2.2	79,137	2.1

Total asset related debt	$80,820	2.3	$82,029	2.1

Other Debt (1)
Subordinated debt (3)
Due within one year	$3,302	4.0	$3,297	3.9
Due after one year	125,076	3.5	125,899	3.4
Notes payable and other debt
Due within one year	1,868	3.9	1,948	3.9
Due after one year	16,464	2.5	16,869	2.3

Total other debt	$146,710	3.4	$148,013	3.3

Total asset related debt and other debt	$227,530	3.0	$230,042	2.8

Debt related to CFVs
Due within one year	$6,891	6.0	$6,885	5.7
Due after one year	6,098	4.0	6,144	4.0
Total debt related to CFVs	$12,989	5.1	$13,029	4.9

Total debt	$240,519	3.1	$243,071	3.0

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at March 31, 2017 and December 31, 2016.
(3)

The subordinated debt balances include net cost basis adjustments of $8.6  million and $8.7 million at March 31, 2017 and December 31, 2016, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March  31, 2017:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2017	$5,297	$6,808	$12,105
2018	60,665	103	60,768
2019	14,076	111	14,187
2020	30,037	118	30,155
2021	3,031	127	3,158
Thereafter	105,935	4,835	110,770
Net premium and debt issue costs	8,489	887	9,376
Total	$227,530	$12,989	$240,519

At March 31, 2017, the Company was in compliance with all covenants under its debt obligations.

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

At March 31, 2017, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $76.8 million with a weighted-average pay rate of 6.4% at March 31, 2017).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread on the TRS agreements (notional amount of $80.9 million with a weighted-average pay rate of 2.2% at March  31, 2017).  The Company uses this pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiaries MMA Financial, Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at March  31, 2017:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$26,775	$(146)	$26,629	Amortizing	December 2027 and December 2033	8.00%
MFH	27,473	2,655	30,128	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,982	2,425	27,407	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,400	1,289	15,689	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,182	2,343	28,525	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$119,812	$8,566	$128,378

Notes Payable and Other Debt

This debt was primarily recognized in connection with the conveyance of two bonds to a buyer with which the Company concurrently executed a TRS.  In this case, the transfer of the bonds did not qualify as a sale and, as a result, the proceeds received from the buyer were recognized as a debt obligation.  The bonds were debt obligations of two partnerships that own affordable multifamily properties and that were consolidated by the Company.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2017 and December 31, 2016.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net (losses) gains on derivatives, loans and other assets.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At			At
	March 31, 2017			December 31, 2016
(in thousands)	Assets	Liabilities		Assets	Liabilities
Total return swaps	$3,265	$	─	$2,327	$372
Basis swaps	167		9	176	7
Interest rate caps	1,341		─	1,553	─
Interest rate swaps	4,092		─	3,828	─
Total derivative instruments	$8,865		$9	$7,884	$379

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Total return swaps	$72,932	$91,050
Basis swaps	100,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Total dollar-based derivative instruments	$393,432	$411,550

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)
	For the three months ended
	March 31,
(in thousands)	2017	2016
Total return swaps (1)	$2,123	$798
Basis swaps (2)	(28)	─
Interest rate caps	(212)	(10)
Interest rate swaps (3)	156	(121)
Total	$2,039	$667

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net (losses) gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash received was $0.9 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net (losses) gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  The net cash paid for the three months ended March 31, 2017 was de minimis.

(3)

The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net (losses) gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended March 31, 2017 and 2016.

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

		Fair Value Measurements
	At
	March 31,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$152,385	$	─	$	─		$152,385
Loans held for investment	13,248		─		─		13,248
Derivative instruments	8,865		─		5,600		3,265

Liabilities:
Derivative instruments	$9	$	─		$9	$	─

		Fair Value Measurements
	At
	December 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$155,981	$	─	$	─	$155,981
Loans held for sale	3,835		─		─	3,835
Derivative instruments	7,884		─		5,557	2,327

Liabilities:
Derivative instruments	$379	$	─		$7	$372

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

For the three months ended March 31, 2017 and 2016, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2017:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981	$3,835	$2,327		$(372)
Net (losses) gains included in earnings	(1,118)	(5,335)	938		372
Net change in other comprehensive income (1)	807	─	─		─
Impact from purchases	─	14,028	─		─
Impact from loan originations	─	1,500	─		─
Impact from sales/redemptions	─	(780)	─		─
Impact from settlements	(3,285)	─	─		─
Balance, March 31, 2017	$152,385	$13,248	$3,265	$	─

(1)	This amount includes $0.8 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended March 31, 2017:

(in thousands)	Equity in Losses from LTPPs	Net losses on loans (1)	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at March 31, 2017	$(1,118)	$(5,335)	$1,310
Additional realized (losses) gains recognized	─	─	814
Total (losses) gains reported in earnings	$(1,118)	$(5,335)	$2,124

(1)	Amounts are reflected through “Net (losses) gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─	$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(1,129)		─	─	294	(717)
Net change in other comprehensive income (1)	1,736		─	─	─	─
Impact from loan originations	─		6,169	4,012	─	─
Impact from sales/redemptions	(3,769)		─	(7,094)	─	─
Impact from bonds extinguished due to consolidated or real estate foreclosure	(17,354)		─	─	─	─
Impact from settlements	(4,995)		─	─	─	─
Balance, March 31, 2016	$192,928		$6,169	$3,335	$3,952	$(2,430)

(1)

This amount represents $3.8 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized bond gains related to bonds that were sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the three months ended March 31, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at March 31, 2016	$	─	$(1,129)	$(424)
Additional realized gains recognized		2,295	─	1,101
Total gains (losses) reported in earnings		$2,295	$(1,129)	$677

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net (losses) gains on derivatives, loans and other assets” on the Consolidated Statements of Operations.

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

	Fair Value Measurement at March 31, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,649	Discounted cash flow	Market yield	4.0 - 5.9%	4.7%
Non-performing	6,987	Discounted cash flow	Market yield	7.9	7.9
			Capitalization rate	6.9	6.9
			Net operating income ("NOI") annual growth rate	(1.1)	(1.1)
Subordinated cash flow	9,424	Discounted cash flow	Market yield	7.2 - 7.6	7.4
			Capitalization rate	6.1 - 6.4	6.2
			NOI annual growth rate	0.3 - 0.8	0.5
Infrastructure bonds	24,467	Discounted cash flow	Market yield	7.3 - 9.1	8.0
Other bonds	17,858	Discounted cash flow	Market yield	4.0 - 5.4	4.6
Loans held for investment	13,248	Discounted cash flow	Market yield	7.0 - 8.6	7.9
Derivative instruments:
Total return swaps	2,972	Discounted cash flow	Market yield	3.7 - 5.3	4.8
	293	Discounted cash flow	Market yield	6.9	6.9
			Capitalization rate	8.1	8.1
			NOI annual growth rate	2.1	2.1

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement at December 31, 2016
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,082	Discounted cash flow	Market yield	4.3 - 5.7%	5.0%
Non-performing	7,015	Discounted cash flow	Market yield	8.1	8.1
			Capitalization rate	6.9	6.9
			NOI annual growth rate	(0.9)	(0.9)
Subordinated cash flow	9,930	Discounted cash flow	Market yield	7.3 - 7.4	7.4
			Capitalization rate	6.0 - 6.4	6.2
			NOI annual growth rate	0.4 - 0.8	0.5
Infrastructure bonds	25,145	Discounted cash flow	Market yield	7.3 - 9.0	8.0
Other bonds	20,809	Discounted cash flow	Market yield	3.7 - 5.5	4.6
Loans held for investment	3,835	Discounted cash flow	Market yield	19.2	19.2
Derivative instruments:
Total return swaps	2,327	Discounted cash flow	Market yield	3.9-5.5	5.0
	(372)	Discounted cash flow	Market yield	7.2	7.2
			Capitalization rate	8.5	8.5
			NOI annual growth rate	2.5	2.5

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

Non-Recurring Changes in Fair Value

There were no non-recurring adjustments during the three months ended March 31, 2017.

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

	At
	March 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$29,979	$29,979	$	─	$	─
Restricted cash	29,690	29,690		─		─
Restricted cash related to CFVs	22,926	22,926		─		─
Asset management fee receivable from TC Fund I	─	─		─		4,055
Guarantee fee receivable from TC Fund I	1,355	─		─		1,355
Loans held for investment	972	─		─		1,304
Loans held for investment related to CFVs	65	─		─		512

Liabilities:
Notes payable and other debt, bond related	80,820	─		─		80,897
Notes payable and other debt, non-bond related	18,332	─		─		18,326
Notes payable and other debt related to CFVs	12,989	─		─		5,935
Subordinated debt issued by MFH	101,749	─		─		42,017
Subordinated debt issued by MFI	26,629	─		─		20,023
Guarantee obligations (1)	3,827	─		─		12,153

(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $8.3 million at March 31, 2017, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

	At
	December 31, 2016
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$45,525	$45,525	$	─	$	─
Restricted cash	33,920	33,920		─		─
Restricted cash related to CFVs	23,584	23,584		─		─
Asset management fee receivable from TC Fund I	─					2,947
Guarantee fee receivable from TC Fund I	1,348	─		─		1,348
Loans held for investment	974	─		─		1,106
Loans held for investment related to CFVs	65	─		─		488

Liabilities:
Notes payable and other debt, bond related	82,029	─		─		82,118
Notes payable and other debt, non-bond related	18,817	─		─		18,817
Notes payable and other debt related to CFVs	13,029	─		─		5,956
Subordinated debt issued by MFH	102,338	─		─		41,327
Subordinated debt issued by MFI	26,858	─		─		20,139
Guarantee obligations (1)	4,003	─		─		12,616

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 14.5% at March 31, 2017 and December 31, 2016.  As outlined in the table above, at March 31, 2017, the aggregate fair value was measured at $62.0 million.  At March 31, 2017, the measured fair value of this debt would have been $72.1 million and $54.3 million using a market yield of 12.0% and 17.0%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

At March 31, 2017 and December  31, 2016, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $14.2 million and $14.5 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond from certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.  At March 31, 2017 and December 31, 2016, the Company had $15.5 million and $15.6 million, respectively, of collateral pledged towards this guarantee exposure.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed with this collateral.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.    The Company made no guarantee payments for the three months ended March 31, 2017 and 2016.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  At March 31, 2017, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At March 31, 2017 and December 31, 2016, the Company had $8.3 million and $8.6 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the investor will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At March 31, 2017, the Company had $3.7 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

At March 31, 2017 and December 31, 2016, the Company had $10.0 million of collateral pledged towards TC Fund I.

On November 10, 2016, the Company acquired a 0.01% general partnership interest in an entity that owns an affordable multifamily property that served as collateral for one of our bond investments.  This property is an investment included within the 11 consolidated Guaranteed Funds.  As part of this acquisition, the Company guaranteed the GP’s performance in connection with its obligations under the partnership agreement, which requires the GP to pay the limited partner any potential difference caused by the actual tax credits delivered being less than projected (including recapture of credits previously taken if caused by the actions of the GP).  This performance guarantee does not increase maximum exposure amounts that are disclosed in the table below associated with indemnification agreements that the Company executed in connection with the Guaranteed Funds.  Refer to Notes to Consolidated Financial Statements – Note 13, “Consolidated Funds and Ventures,” for additional information.

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

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	March 31, 2017		December 31, 2016
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$392,518	$120	$392,518	$186
TC Fund I	109,587	3,699	109,587	3,805
LTPPs	536	9	536	12

(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $388.4 million related to the 11 Guaranteed Funds we consolidated at March 31, 2017 and December 31, 2016.  See Note 13, “Consolidated Funds and Ventures,” for more information.

Collateral and Restricted Assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at March 31, 2017 and December 31, 2016.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	March 31, 2017
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$5,929	$131,594	$ ─	$	─	$137,523
Other (1)	23,761	4,281	─		─	28,042
CFVs (2)	22,926	─	130,679		43,102	196,707
Total	$52,616	$135,875	$130,679		$43,102	$362,272

(1)	Majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$13,928	$129,746	$ ─	$	─	$143,674
Other (1)	19,992	5,868	─		─	25,860
CFVs (2)	23,584	─	137,773		44,551	205,908
Total	$57,504	$135,614	$137,773		$44,551	$375,442

(1)	Majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

Note 9—Commitments and Contingencies

Operating Leases

At March 31, 2017, the Company had four non-cancelable operating leases that expire in 2017, 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million for the three months ended March 31, 2017 and 2016.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at March  31, 2017:

(in thousands)
2017	$223
2018	300
2019	316
2020	185
2021	129
Thereafter	304
Total minimum future rental commitments	$1,457

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business.  These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At March 31, 2017, the Company had no significant litigation matters.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net (loss) income from continuing operations	$(3,486)	$16,522
Net income from discontinued operations	42	83
Net (loss) income to common shareholders	$(3,444)	$16,605

Basic weighted-average shares (1)	5,937	6,523
Common stock equivalents (2), (3), (4)	─	359
Diluted weighted-average shares	5,937	6,882

(1)	Includes common shares issued and outstanding, as well as deferred shares of employees and non-employee directors that have vested but are not issued and outstanding.
(2)

At March 31, 2017, 410,000 stock options were in the money and had a potential dilutive share impact of 380,524.  For the three months ended March 31, 2017, the Company had a net loss and thus, any incremental shares would be anti-dilutive.

(3)

At March 31, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 350,758.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 8,219 for the three months ended March 31, 2016.

(4)

For the three months ended March 31, 2017 and 2016 the weighted-average number of options excluded from the calculations of diluted earnings per share was zero and 24,211, respectively, either because of their anti-dilutive effect (i.e., options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On  December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  Between April 1, 2017 and May 4, 2017, the Company repurchased 23,000 shares at an average price of $23.32.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $23.37 per share.

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

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Guaranteed Funds	$119,891	$128,734
Consolidated Property Partnerships	5,923	6,220
IHS PM	48	45
Total	$125,862	$134,999

Guaranteed Funds

At March 31, 2017 and December 31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At March 31, 2017 and December  31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 13, “Consolidated Funds and Ventures,” for more information.

IHS  PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At March 31, 2017 and December 31, 2016, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended March 31, 2017:

	Bonds	Income	Foreign
	Available-	Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, January 1, 2017	$40,998	$ ─	$(3,180)	$37,818
Unrealized net gains (losses)	807	(243)	(212)	352
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	─	─	─	─
Net change in AOCI	807	(243)	(212)	352
Balance, March 31, 2017	$41,805	$(243)	$(3,392)	$38,170

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended March 31, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains	3,791	21	3,812
Reclassification of unrealized gains on sold or redeemed bonds	(2,055)	─	(2,055)
Reclassification of unrealized bond gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(11,442)	─	(11,442)
Net change in AOCI	(9,706)	21	(9,685)
Balance, March 31, 2016	$54,616	$(3,092)	$51,524

Note  11—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Employees’ Stock-Based Compensation Plans	$1,742	$783
Non-employee Directors’ Stock-Based Compensation Plans	89	74
Total	$1,831	$857

Employees’ Stock-Based Compensation Plans

At March 31, 2017, there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,145 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options were vested as of March 31, 2017.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2016	416	$3.52	5.3	$5,283	$5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at December 31, 2016	410	1.56	4.4	7,149	7,166
Forfeited/Expired in 2017	─
Outstanding at March 31, 2017	410	1.56	4.2	8,891	8,909

Number of options that were exercisable at:
December 31, 2016	410	1.56	4.4
March 31, 2017	410	1.56	4.2

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000;  410,000; and 416,211; at March 31, 2017, December 31, 2016 and January 1, 2016, respectively.

The value of employee options increased by $1.7 million during the three months ended March 31, 2017,  due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

All of the Company’s employee deferred shares were vested and issued.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 414,204 were available to be issued at March 31, 2017.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2017 and 2016.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
March 31, 2017	$44,375	─	1,973	$22.49	─	$88,750
March 31, 2016	36,875	─	2,441	15.10	─	75,750

Note  12—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months ended March 31, 2017 and 2016 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended
	March 31,
(in thousands)	2017	2016
Other income	$69	$83
Income tax expense	(27)	─
Net income from discontinued operations	$42	$83
Loss from discontinued operations allocable to noncontrolling interests	─	─
Net income to common shareholders from discontinued operations	$42	$83

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

Consolidated Property Partnerships

At March 31, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Because the Company was determined to be the primary beneficiary, the four entities have been consolidated by the Company for financial reporting purposes at March 31, 2017.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Cash, cash equivalents and restricted cash	$22,926	$23,584
Investments in LTPPs	130,679	137,773
Real estate held for use, net	36,458	36,942
Real estate held for sale, net	─	145
Other assets	6,644	7,464
Total assets of CFVs	$196,707	$205,908

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Total assets of the LTPPs (1)	$1,131,238	$1,124,274
Total liabilities of the LTPPs (1)	939,766	937,335

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the net loss of the LTPPs related to CFVs:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net loss	$6,399	$6,556

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $388.4 million at March 31, 2017 and December 31, 2016, while the Company’s maximum exposure to loss related to its investments in bonds was $88.1 million and $87.6 million at March 31, 2017 and December 31, 2016, respectively.

Real estate held for use, net

The carrying value of the assets of consolidated property partnerships was comprised of the following:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Building, furniture and fixtures	$33,281	$33,281
Accumulated depreciation	(1,569)	(1,085)
Land	4,746	4,746
Total	$36,458	$36,942

Depreciation expense was $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months ended March 31, 2017 and 2016.

Real estate held for sale, net

The carrying value of assets of the consolidated property partnership was comprised of the following:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Cash	$ ─	$145

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2017	2016
Debt (1), (2)	$12,989	$13,029
Unfunded equity commitments to unconsolidated LTPPs	8,103	8,103
Asset management fee payable	28,279	28,373
Other liabilities	4,203	4,209
Total liabilities of CFVs	$53,574	$53,714

(1)

At March 31, 2017 and December 31, 2016, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.00% and 5.75%, respectively, and was due on demand.

(2)

At March 31, 2017 and December 31, 2016, $6.3 million of this debt was related to two consolidated property partnerships and had a UPB of $5.4 million and weighted-average effective interest rate of 4.0% with various maturity dates through March 11, 2029.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Revenue:
Rental and other income from real estate	$1,313	$322
Interest and other income	194	497
Total revenue from CFVs	1,507	819

Expenses:
Depreciation and amortization	946	687
Interest expense	160	127
Other operating expenses	1,959	1,289
Asset impairments	4,605	6,265
Total expenses from CFVs	7,670	8,368

Net losses related to CFVs:
Investment gains	10	─
Equity in losses from LTPPs of CFVs	(3,474)	(5,686)
Net loss	(9,627)	(13,235)
Net losses allocable to noncontrolling interests in CFVs (1)	9,140	12,500
Net loss allocable to the common shareholders related to CFVs	$(487)	$(735)

(1)

Excludes $3 and $43 of net gain allocable to the noncontrolling interest holder in IHS PM for the three months ended March 31, 2017 and 2016, respectively.  These amounts are excluded from this presentation because IHS PM and IHS related activity are not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended
	March 31,
(in thousands)	2017	2016
Guarantee fees	$288	$331
Interest income	333	─
Equity in losses from LTPPs	(1,118)	(1,129)
Equity in income from Consolidated Property Partnerships	10	63
Net loss allocable to the common shareholders related to CFVs	$(487)	$(735)

Note  14—Segment Information

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs. We have revised the presentation for the three months ended March 31, 2016, which had no impact on Net income to common shareholders.

	For the three months ended March 31, 2017
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$3,201	$48	$18	$(333)	(1)	$2,934
Total interest expense	(411)	─	─	─		(411)
Net interest income	2,790	48	18	(333)		2,523

Total fee and other income	1,289	3,829		(288)	(2)	4,830
Revenue from CFVs	1,507	─	─	─		1,507
Total non-interest revenue	2,796	3,829	─	(288)		6,337
Total revenues, net of interest expense	5,586	3,877	18	(621)		8,860
Operating and other expenses:
Interest expense	(75)	(1)	(1,150)	─		(1,226)
Operating expenses	(3,245)	(2,777)	(2,249)	─		(8,271)
Other expenses, net	(263)	435	(30)	─		142
Expenses from CFVs	(8,291)	─	─	621	(1), (2), (3)	(7,670)
Total operating and other expenses	(11,874)	(2,343)	(3,429)	621		(17,025)
Net gains on assets and derivatives	(3,296)	─	─	─		(3,296)
Equity in income (losses) from unconsolidated funds and ventures	2,107	(53)	─	(10)		2,044
Net gains related to CFVs	─	─	─	10		10
Equity in losses from Lower Tier Property Partnerships of CFVs	(3,474)	─	─	─		(3,474)
Income (loss) from continuing operations before income taxes	(10,951)	1,481	(3,411)	─		(12,881)
Income tax expense	─	─	258	─		258
Income (loss) from discontinued operations, net of tax	70	─	(28)	─		42
Net (loss) income	(10,881)	1,481	(3,181)	─		(12,581)
Loss (income) allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	9,140	(3)	─	─		9,137
Net (loss) income allocable to common shareholders	$(1,741)	$1,478	$(3,181)	$ ─		$(3,444)

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first quarter of 2017 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.6 million of gains in U.S. Operations.

	For the three months ended March 31, 2016
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$3,649	$27	$15	$ ─		$3,691
Total interest expense	(440)	─	(109)	─		(549)
Net interest income	3,209	27	(94)	─		3,142

Total fee and other income	1,390	1,458	22	(331)	(1)	2,539
Revenue from CFVs	819	─	─	─		819
Total non-interest revenue	2,209	1,458	22	(331)		3,358
Total revenues, net of interest expense	5,418	1,485	(72)	(331)		6,500
Operating and other expenses:
Interest expense	─	─	(1,042)	─		(1,042)
Operating expenses	(2,242)	(1,934)	(2,039)	─		(6,215)
Other expenses	(147)	118	(19)	─		(48)
Expenses from CFVs	(8,699)	─	─	331	(1)	(8,368)
Total operating and other expenses	(11,088)	(1,816)	(3,100)	331		(15,673)
Net gains on assets, derivatives and extinguishment of liabilities	3,089	─	4	─		3,093
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	11,442	─	─			11,442
Equity in (losses) income from unconsolidated funds and ventures	4,620	(159)	─	─		4,461
Equity in losses from Lower Tier Property Partnerships of CFVs	(5,686)	─	─	─		(5,686)
Income (loss) from continuing operations before income taxes	7,795	(490)	(3,168)	─		4,137
Income tax expense	─	─	(72)	─		(72)
Income from discontinued operations, net of tax	83	─	─	─		83
Net income (loss)	7,878	(490)	(3,240)	─		4,148
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	12,500	(43)	─	─		12,457
Net income (loss) allocable to common shareholders	$20,378	$(533)	$(3,240)	$ ─		$16,605

(1)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first quarter of 2016 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

The following table provides information about total assets by segment:

	March 31,	December 31,
(in thousands)	2017	2016
ASSETS
U.S. Operations (includes $196,707 and $205,908 related to CFVs)	$510,540	$517,286
Corporate Operations	33,318	48,459
International Operations	13,852	8,454
Total MMA consolidated assets	$557,710	$574,199

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2016 Form 10-K.  Our exposures to market risk have not changed materially since December 31, 2016.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that due to the fact that remediation of material weaknesses in our internal control over financial reporting described in our 2016 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at March 31, 2017.

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

As previously disclosed in our 2016 Form 10-K, an evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on this evaluation, management determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2016.

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

The control deficiencies described above resulted in immaterial errors in certain accounts in the Company’s preliminary financial statements that were corrected prior to the issuance of the Company’s consolidated financial statements at December 31, 2016, as well as resulted in an immaterial correction of an error that was disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2016.    These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future and, therefore, we concluded that the deficiencies continue to represent material weaknesses in the Company’s internal control over financial reporting at March 31, 2017 and the Company’s internal control over financial reporting was not effective at March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at March 31, 2017.

Management’s Remediation Plan

In 2017, the Company will sponsor additional targeted training to key personnel related to the use of, and monitoring of control activities associated with, spreadsheets that are used for financial reporting purposes.  Additionally, and as a continuation of the Company’s remediation plan that was established to address material weaknesses identified as of the assessment for December 31, 2016, the Company will execute the following steps in 2017:

•

The Company will implement and test general information technology controls (“GITCs”) over (i) logical access to, and administrator review of, its network and (ii) change management software that is designed to identify, track and report upon changes that are made to spreadsheets that are used for financial reporting purposes; and

•

To improve the design and operating effectiveness of certain of the Company’s reconciliation and management review controls, the Company will implement and operate its corporate spreadsheet policy.  In doing so, the Company will validate the completeness and accuracy of data and assumptions used in all of its spreadsheets that are used for financial reporting purposes (i) in conjunction with the implementation of effective GITCs and change management software and (ii) as, and when, spreadsheet data and assumptions are subsequently modified.

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

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended March  31, 2017.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

Table 20 provides information on the Company’s common share repurchases during the three months ended March 31, 2017.

Table 20:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
1/1/2017 - 1/31/2017	87	$20.05	87	493
2/1/2017 - 2/28/2017	─	─	─	493
3/1/2017 - 3/31/2017	1	22.73	1	492
	88	20.09	88

(1)

On December 1, 2016, the Board authorized the 2017 Plan, which permits the repurchase of up to 580,000 shares.  Between April 1, 2017 and May 4, 2017, we repurchased 23,000 shares at an average price of $23.32.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $23.37 per share.  Unless amended, the 2017 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2017, whichever comes first.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

7

MMA CAPITAL MANAGEMENT, LLC

Dated:	May 10, 2017	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	May 10, 2017
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	May 10, 2017
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-1