Form 10-Q
period 2017-06-30
MMA CAPITAL MANAGEMENT, LLC
filed 2017-08-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 5,852,582 shares of common shares outstanding at August 3, 2017.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	26

	(a) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016	26

	(b) Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016	27

	(c) Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2017 and 2016	29

	(d) Consolidated Statements of Equity for the six months ended June 30, 2017	30

	(e) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	31

	(f) Notes to Consolidated Financial Statements	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	70

PART II – OTHER INFORMATION		72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

SIGNATURES		S-1

EXHIBITS		E-1

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

___________________________________________________________________________________________________________

	As of and for the period ended
(in thousands, except per common share data)	2Q17	1Q17	4Q16	3Q16	2Q16
Selected income statement data
Net interest income	$2,230	$2,523	$2,804	$3,840	$3,039
Non-interest revenue	8,738	6,337	3,840	4,655	3,941
Total revenues, net of interest expense	10,968	8,860	6,644	8,495	6,980

Operating and other expenses	16,665	17,025	17,529	17,556	16,403
Net gains (losses) from bonds and other continuing operations	1,920	(4,716)	18,977	(1,105)	2,248
Net (loss) income from continuing operations before income taxes	(3,777)	(12,881)	8,092	(10,166)	(7,175)

Income tax (expense) benefit	(424)	258	(530)	(43)	(34)
Net income from discontinued operations, net of tax	95	42	81	1,285	83
Loss allocable to noncontrolling interests	11,523	9,137	8,799	13,099	12,256
Net income (loss) allocable to common shareholders	$7,417	$(3,444)	$16,442	$4,175	$5,130
Earnings per share data
Net income (loss) allocable to common shareholders: Basic	$1.26	$(0.58)	$2.72	$0.68	$0.81
Diluted	1.16	(0.58)	2.62	0.64	0.81

Average shares: Basic	5,893	5,937	6,034	6,174	6,289
Diluted	6,275	5,937	6,408	6,549	6,289
Market and per common share data
Market capitalization	$132,428	$135,725	$112,589	$110,300	$111,051
Common shares at period-end	5,881	5,921	6,008	6,133	6,196
Share price during period:
High	24.00	23.50	19.10	19.25	18.93
Low	22.00	19.00	17.10	17.78	15.46
Closing price at period-end	22.85	23.25	19.00	18.22	18.15
Book value per common share: Basic	21.69	20.32	20.86	21.53	19.71
Diluted	21.69	20.32	20.75	21.34	19.62
Selected balance sheet data (period end)
Cash and cash equivalents	$37,482	$29,979	$45,525	$21,741	$18,283
Bonds available-for-sale	151,662	152,385	155,981	179,435	182,831
All other assets (without consolidated funds and ventures ("CFVs")	160,954	178,639	166,785	183,507	155,697
Assets of CFVs	185,941	196,707	205,908	204,221	211,235
Total assets	$536,039	$557,710	$574,199	$588,904	$568,046

Debt (without CFVs)	$212,151	$227,530	$230,042	$233,306	$216,430
All other liabilities (without CFVs)	27,867	30,445	30,120	27,129	25,580
Liabilities of CFVs	54,165	53,574	53,714	52,899	48,116
Noncontrolling equity	114,309	125,862	134,999	143,511	155,806
Total liabilities and noncontrolling equity	408,492	437,411	448,875	456,845	445,932
Common shareholders' equity	$127,547	$120,299	$125,324	$132,059	$122,114
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$120,299	$125,324	$132,059	$122,114	$121,503
Net income (loss) allocable to common shareholders	7,417	(3,444)	16,442	4,175	5,130
Other comprehensive income (loss) allocable to common shareholders	768	352	(20,901)	6,930	265
Common share repurchases	(982)	(1,770)	(2,321)	(1,190)	(4,776)
Other changes in common shareholders' equity	45	(163)	45	30	(8)
Common shareholders' equity - at end of period	$127,547	$120,299	$125,324	$132,059	$122,114
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

U.S. Operations

Our U.S. Operations segment consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.    We re-allocated the Other Investments component of “Energy Capital and Other Investments” to our Leveraged Bonds business line in the fourth quarter of 2016.

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

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.  This portfolio also includes senior investments in a trust collateralized by a pool of tax-exempt municipal bonds that finance a variety of non-profit projects such as healthcare and educational facilities, as well as a subordinated investment in a collateralized mortgage-backed security that finances multifamily housing.

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

Table 1:  Bond Portfolio - Summary

	At June 30, 2017
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$169,969	$182,169	6.42%		6.42%		1.17	x	22	20
Non-performing (1)	21,087	22,293	6.42%		3.58%		0.91	x	3	2
Subordinated cash flow (2)	9,620	8,764	6.78%		1.54%		N/A		3	─
Total multifamily tax-exempt
bonds	$200,676	$213,226	6.42%	(5)	6.11%	(5)	1.14	x	28	22

Infrastructure bonds	$27,050	$24,758	6.75%		6.75%		0.63	x	2	N/A

Other bonds	$17,404	$17,938	4.83%		4.83%		N/A		4	N/A
Total Bond Portfolio (3), (4)	$245,130	$255,922	6.34%	(5)	6.09%	(5)	1.08	x	34	22

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments.  As a result, debt service coverage is not calculated for these investments.

(3)

Includes nine bonds with a combined UPB and fair value of $71.4 million and $75.7 million, respectively, that were financed with TRS agreements that had a combined notional amount of $72.7 million and that were accounted for as derivatives at June 30, 2017.  The Bond Portfolio also includes seven bonds with a combined UPB and fair value of $84.6 million and $89.8 million, respectively, that were financed with TRS agreements that had a combined notional amount of $84.2 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(4)

Includes the following bond investments that have been eliminated for financial statement purposes: (i) an investment in a performing multifamily tax-exempt bond that, at June 30, 2017, had a UPB of $12.2 million and a fair value of $13.0 million and is subject to two TRS agreements with a combined notional amount of $12.4 million; and (ii) two investments in defaulted multifamily tax-exempt bonds that, at June 30, 2017, had a combined UPB of $11.2 million and a combined fair value of $15.6 million of which one is subject to a TRS agreement with a notional amount of $5.0 million.  Underlying real estate with a carrying value of $26.1 million at June 30, 2017 had been recognized in our Consolidated Balance Sheets as a result of the consolidation of the corresponding real estate partnerships.

(5)

Excludes the effects of subordinated cash flow bonds.  If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.36%, respectively, at June 30, 2017, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 5.89% and 5.91%, respectively at June 30, 2017.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at June 30, 2017.
(7)

Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(8)	As of March 31, 2017, the Bond Portfolio contained 34 bonds, which included 28 multifamily tax-exempt bonds that were collateralized by 22 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB increased from 103.0% at March 31, 2017 to 104.4% at June 30, 2017, while the weighted-average debt service coverage ratio of the Bond Portfolio improved from 1.07x at March 31, 2017 to 1.08x at June 30, 2017.

Other Investments of the Leveraged Bonds Business Line

At June 30, 2017, we owned, or were an equity partner in, three direct investments in real estate consisting of two land parcels and a multi-use town center development whose incremental tax revenues secure our infrastructure bond investments.  The carrying value of the three direct investments was $27.1 million as of June 30, 2017.

LIHTC

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provide asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  As of December 31, 2016, TC Fund I had investments in approximately 475 properties.  We also acquired several direct real estate investments in connection with the formation of TC Fund I.  Through this business line, we also have loan receivables from, and an option to purchase, a tax credit asset manager.  At June 30, 2017, the tax credit asset manager had approximately 240 properties under management.  Additionally, we made guarantees through this business line to some of our institutional investors related to the yield on the funds, the receipt of tax credits and the performance of the underlying assets.

TC Fund I

As consideration for providing asset management and administrative services to TC Fund I, the Company is due an asset management fee of 2% per annum on the initial capital contribution of $211.4 million by the investor with which the Company partnered to form TC Fund I.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) repay any mandatory loans made by the Company to fund investor tax credit losses; 4) pay any expense loans; 5) establish any required reserves; and 6) pay any accrued guarantee fees.  Cash flows to TC Fund I are generated primarily from residual events that generally occur at the end of the tax compliance period and are generally outside of the control of the Company in terms of if, and when, they occur.    We anticipate that a significant amount of these properties will not generate any material residual value to the Company.  Any accrued but unpaid asset management fees bear interest at 6% per annum compounded annually.

At June 30, 2017, the Company was contractually due $6.7 million for asset management and administrative services rendered to TC Fund I through such date.  The realization of this receivable is dependent upon the occurrence of residual events relating to affordable properties.  During the second quarter of 2017, the Company recognized $3.9 million of asset management fees in its Consolidated Statements of Operations as a component of “Asset management fees and reimbursements.”  At each reporting period, the Company considers various factors regarding recognition of asset management fees that include, but are not limited to, cash available for distribution by TC Fund I, the length of time until the Company expects to receive payment and the priority of payment of such amounts in TC Fund I’s cash distribution waterfall.  Additionally, during July 2017, TC Fund I received an additional $2.8 million of capital proceeds from settlements that occurred after June 30, 2017.  Based on how TC Fund I’s cash distribution waterfall will apply to these additional proceeds, the Company will recognize an additional $2.2 million of asset management fees in its Consolidated Statements of Operations during the third quarter of 2017.

In connection with the formation of TC Fund I, the Company also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company is contractually entitled to receive $4.2 million in guarantee fees from TC Fund I and, on December 31, 2015, recognized a guarantee fee receivable for this amount in conjunction with recognizing a liability of equal size related to its obligation to stand ready to perform under this guarantee.  The guarantee fee receivable is senior in priority to the Company’s asset management fees in TC Fund I’s cash distribution waterfall, bears interest at 6% per annum that compounds annually, and will be paid solely from cash flows received by TC Fund I from its portfolio of limited partnership investments.  At June 30, 2017, the Company had been paid $3.1 million in connection with this receivable (including accrued interest) while the carrying value of our guarantee obligation to TC Fund I was $3.6 million.

To cover certain costs associated with the organization of TC Fund I, the Company advanced a loan of $5.3 million to TC Fund I upon its formation.  This loan accrues interest at 9.5% per annum, compounds annually and will be repaid by TC Fund I after it pays accrued guarantee and asset management fees.  At June 30, 2017, this loan, which had a carrying value of $0.2 million, was on non-accrual status due to the timing and amount of cash flow projections for the loan and its payment priority in TC Fund I’s waterfall, among other factors.  The non-accrual status of this loan is re-assessed by the Company each reporting period.

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

We provided two general types of guarantees in connection with these transactions: (1) LIHTC fund-level guarantees where the Company, directly and indirectly, guaranteed the investors’ return on investment (“Guaranteed Funds”); and (2) individual indemnifications to specific investors in non-guaranteed LIHTC funds related to the performance of specific LTPPs.   Because the LTPPs and the LIHTC funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC funds receive the tax benefit of the credits generated by the LTPPs.  In order for the investors in the Guaranteed Funds to benefit from low-income housing tax credits, the LTPPs in which these entities invest must operate affordable housing properties in compliance with a number of requirements in the Internal Revenue Code (the “Code”) and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were previously taken, potentially creating a liability under our guarantee.  The execution of these guarantees caused the Company to consolidate the Guaranteed Funds for financial reporting purposes.

As consideration for providing these guarantees, the Company received upfront guarantee fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  At June 30, 2017, the unamortized balance of the Company’s deferred guarantee fees was $8.0 million.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from these entities are not classified as revenues in our Consolidated Statements of Operations but rather as income that is allocated to us from CFVs.

When the Company sold its LIHTC business in 2014 to a tax credit asset manager, it agreed to indemnify the tax credit asset manager from investor claims related to those guarantees and, therefore, we continue to be obligated on our guarantees to investors in these funds.    Additionally, to facilitate this sale transaction, the Company made a bridge loan and a subordinated loan to the tax credit manager.  As of June 30, 2017, only the subordinated loan, which matures on June 30, 2025, remains outstanding.  This subordinated loan, which had a UPB of $13.0 million as of June 30, 2017, is non-amortizing, bears interest at a base rate of 11% that is paid quarterly and has a contingent interest feature that provides up to an additional 13% of interest.  However, because the conveyance of the Company’s LIHTC business could not be treated as a sale for financial reporting purposes, this subordinated loan is not recognized in the Company’s financial statements.  As a result, principal and interest payments that are made to the Company are deferred in the Company’s Consolidated Balance Sheets (or classified in “Other Liabilities”).  At June 30, 2017, the Company had recorded $9.1 million of deferred revenue in connection with principal and interest payments received from the tax credit asset manager.

As consideration for the sale of the Company’s LIHTC business in 2014, the Company also received an option to purchase the tax credit asset manager, who primarily manages LIHTC investments on behalf of third party investors and for its own account.  The purchase price for the option is $12.0 million, subject to various purchase price adjustments which as of June 30, 2017, would increase the purchase price to $13.2 million.    We have the ability to exercise the option to purchase the tax credit manager between September 30, 2019 and September 30, 2024, although this may be accelerated for certain events or by mutual agreement among both parties.

Direct Real Estate Investments

At June 30, 2017, the Company owned one real estate investment that it acquired on December 31, 2015 in connection with the formation of TC Fund I.  This investment, which consists of a 99.98% LP interest, had a carrying value of $1.6 million at June 30, 2017.

At June 30, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% to 1.00%.  Two such interests are in partnerships that own affordable multifamily properties that collateralize three of our bond investments.  The Company consolidates all four partnerships for financial reporting purposes and, as a result, recognizes underlying affordable multifamily properties on its Consolidated Balance Sheets.  Such partnerships had a  net carrying value of $25.2 million at June 30, 2017.  Refer to Notes to Consolidated Financial Statements – Note 13, “Consolidated Funds and Ventures” for more information about the assets and liabilities of these consolidated property partnerships.

Other Investments of the LIHTC Business Line

At June 30, 2017, the Company owned taxable senior mortgage debt with a UPB of $3.9 million that primarily finances various affordable housing investments in TC Fund I.  These loans were repaid in full in July 2017.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our LIHTC business line.

Energy Capital

In our Energy Capital business line, our wholly owned subsidiary, MMA Energy Capital, LLC (“MEC”), originates debt capital directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”), Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”).  MEC provides loan origination, servicing, asset management and other management services to the Solar Ventures entitling it to receive reimbursement for most costs that the Company incurs in executing its responsibilities as administrative member for the Solar Ventures.  In this business line, we also manage legacy solar assets.

The Company made an initial $75.0 million non-cash capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  As stipulated in the governing documents of REL, our partner will make 100% of incremental capital contributions to REL until it has funded 85% of the equity invested, and will receive 100% of the capital distributions from REL until it has received a return of all of its contributed capital, thereby causing our ownership interest in the Solar Ventures to fluctuate.  At June 30, 2017, the Company’s investment in REL had a carrying value of $78.3 million, which represented a 79% ownership interest.  We received $1.6 million and $2.0 million of cash distributions from REL during the three months and six months ended June 30, 2017, respectively.

At June 30, 2017, the Company’s investment in SDL, which represented a 50% ownership interest, had a carrying value of $0.7 million.

At June 30, 2017, the UPB of loans that were funded through the Solar Ventures was $158.8 million.  Loans outstanding at June 30, 2017 had a weighted-average tenor and coupon of 16 months and 9.2%, respectively.

Additionally, at June 30, 2017, the Company had a subordinated loan receivable with a UPB of $11.5 million from a residential solar power provider in the U.S. that filed for bankruptcy protection on March 13, 2017 under Chapter 11 of the U.S. Bankruptcy Code.  On April 20, 2017, the bankruptcy court approved the sale of the borrower’s assets for an amount less than the UPB of borrower debt obligations that are senior to those held by the Company.  Given this development and other considerations, the Company does not expect to recover any of this loan’s UPB or its unpaid interest and related fees and, in this regard, this loan was written off for financial reporting purposes in the first quarter of 2017.

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

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), a single-investor fund with a large North American institutional investor targeted at the emerging middle class in South Africa,  began operations in November 2013.  At June 30, 2017,  IHS and its partner had contributed approximately $68.0 million to the venture, financing investments in seven different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not anticipate this venture making new investments.

•

IHS Fund II was formed for the purposes of investing, directly and indirectly, in housing development projects in South Africa and in other selected countries in Sub-Saharan Africa.  IHS Fund II SA and IHS Fund II SSA (collectively “IHS Fund II”) were established as two separate funds for making investments in South Africa and in other countries in Sub-Saharan Africa.

o

IHS Fund II SA (“IHS Fund II SA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa.  IHS Fund II SA began operations in July 2014 and, at June 30, 2017,  had raised approximately $101.5 million of LP capital from 10 investors.  IHS Fund II SA also has an additional maximum participating debt commitment from OPIC for $80 million.  At June 30, 2017, IHS Fund II SA had closed 16 investments that represent a total of 4,034 affordable for-sale and rental housing units in South Africa.

o

IHS Fund II SSA (“IHS Fund II SSA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana.  IHS Fund II SSA began operations in July 2014 and, at June 30, 2017,  had raised approximately $34.7 million of LP capital from two investors.

•

Transcend Residential Property Fund Limited (“Transcend”) is a REIT that was listed on the AltX of the Johannesburg Stock Exchange in December 2016.  The primary strategy of Transcend is to acquire multifamily residential properties, with a focus on housing opportunities that are affordable, lifestyle enhancing and located in well-situated and high growth urban areas of South Africa.  At June 30, 2017, Transcend owned a portfolio of 13 properties that have approximately 2,500 units and that were previously part of the SAWHF portfolio.  At June 30, 2017, SAWHF owned 89% of the common shares of Transcend.

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

Refer to Notes to Consolidated Financial Statements – Note 3, “Investment in Partnerships and Ventures” for more information about our investments in IHS-Managed Funds.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and financial planning and analysis services.  This segment has interests in cash, certain interest rate derivative instruments, leases, furniture, fixtures, equipment and various prepaid assets.  The primary obligations of this segment include senior and subordinated debt.

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from  $120.3 million at March 31, 2017 to $127.5 million at June 30, 2017.  This change was driven by $8.2 million in comprehensive income that is allocable to common shareholders that was partially offset by $1.0 million in other reductions in common shareholders’ equity that were primarily driven by the repurchase of the Company’s common shares.

Diluted common shareholders’ equity (“Book Value”) per share increased to $21.69 at June 30, 2017, which represents an increase of $1.37 per share of Book Value compared to what we reported at March 31, 2017.  This increase was primarily attributable to net income from operations.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that is allocable to common shareholders of $8.2 million in the second quarter of 2017,  which consisted of $7.4 million of net income that is allocable to common shareholders and $0.8 million of other comprehensive income that is allocable to common shareholders.  In comparison, we recognized $5.4 million of comprehensive income that is allocable to common shareholders in the second quarter of 2016, which consisted of $5.1 million of net income that is allocable to common shareholders and $0.3 million of other comprehensive income that is allocable to common shareholders.

Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

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

Table  2:  Balance Sheet Summary

	At	At	At
	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2017	2017	2016	2Q 2017
Assets
Cash and cash equivalents	$37,482	$29,979	$45,525	$7,503
Restricted cash (without CFVs)	22,356	29,690	33,920	(7,334)
Bonds available for sale (1)	151,662	152,385	155,981	(723)
Investments in partnerships (without CFVs)	108,232	109,245	106,418	(1,013)
Other assets (without CFVs)	30,366	39,704	26,447	(9,338)
Assets of CFVs (2)	185,941	196,707	205,908	(10,766)
Total assets	$536,039	$557,710	$574,199	$(21,671)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$212,151	$227,530	$230,042	$(15,379)
Accounts payable and accrued expenses	4,132	4,272	7,821	(140)
Other liabilities (without CFVs) (2)	23,735	26,173	22,299	(2,438)
Liabilities of CFVs (1)	54,165	53,574	53,714	591
Noncontrolling equity related to CFVs	114,243	125,814	134,954	(11,571)
Noncontrolling equity related to IHS PM	66	48	45	18
Total liabilities and noncontrolling equity	$408,492	$437,411	$448,875	$(28,919)

Common Shareholders' Equity	$127,547	$120,299	$125,324	$7,248

Common shares outstanding	5,881	5,921	6,008	(40)
Common shareholders' equity per common share	$21.69	$20.32	$20.86	$1.37

Diluted common shareholders' equity (3)	$127,547	$120,299	$132,490	$7,248
Diluted common shares outstanding (4)	5,881	5,921	6,384	(40)
Diluted common shareholders' equity per common share (4)	$21.69	$20.32	$20.75	$1.37

(1)

Assets of CFVs include affordable housing properties that had a carrying value of $26.1 million, $25.9 million and $26.2 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively, and that were owned by partnerships that have been consolidated for reporting purposes.  Such properties secured Company bond investments that had a UPB of $23.4 million, $23.4 million and $23.5 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively.   However, because the noted partnerships have been consolidated by the Company, such bond investments have been eliminated for reporting purposes in conjunction with corresponding liabilities of CFVs.

(2)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 Guaranteed Funds have been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company has consolidated such Guaranteed Funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, was $8.0 million, $8.3 million and $8.6 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

(3)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at June 30, 2017, March 31, 2017 and December 31, 2016.  In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was $8.7 million, $8.9 million and $7.2 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

(4)

The assumed exercise of outstanding employee common share options at June 30, 2017 and March 31, 2017 were anti-dilutive by $0.07 and $0.18 per share, respectively.  Accordingly, diluted common shares outstanding and diluted common shareholders’ equity per common share at June 30, 2017 and March 31, 2017 are reported in the table above at the same amounts as common shares outstanding and common shareholders’ equity per common share, respectively.

Common Shareholders’ Equity

Table 3  summarizes the changes in common shareholders’ equity for the periods presented.

Table 3:  Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net income allocable to common shareholders	$7,417	$5,130	$2,287	$3,973	$21,735	$(17,762)
Other comprehensive income (loss) allocable to common shareholders	768	265	503	1,120	(9,420)	10,540
Other changes in common shareholders' equity	(937)	(4,784)	3,847	(2,870)	(6,371)	3,501
Net change in common shareholders' equity	$7,248	$611	$6,637	$2,223	$5,944	$(3,721)

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 4 summarizes other comprehensive income (loss) that is allocable to common shareholders for the periods presented.

Table 4:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Bond related activity:
Bond fair value adjustments	$(550)	$3,106	$(3,656)	$(861)	$5,768	$(6,629)
Increase in accumulated other comprehensive income ("AOCI") due to equity in losses from LTPPs	1,089	1,354	(265)	2,207	2,483	(276)
Reclassification of net unrealized gains on sold or redeemed bonds into net income	─	─	─	─	(2,055)	2,055
Reclassification of unrealized bond gains into net income due to consolidation or real estate foreclosure	─	(4,205)	4,205	─	(15,647)	15,647
Other comprehensive income (loss) related to bond activity	539	255	284	1,346	(9,451)	10,797
Income tax benefit	243	─	243	─	─	─
Foreign currency translation adjustment	(14)	10	(24)	(226)	31	(257)
Other comprehensive income (loss) allocable to common shareholders	$768	$265	$503	$1,120	$(9,420)	$10,540

Other comprehensive income (loss) that is allocable to common shareholders for the three months ended June 30, 2017, increased compared to amounts reported for the three months ended June 30, 2016 primarily due to the Company’s purchase of a GP interest in a  partnership in the second quarter of 2016, which resulted in the reclassification of $4.2 million of bond holding gains out of AOCI and into our Consolidated Statements of Operations as a result of the financial statement consolidation of such partnership.

Other comprehensive income (loss) that is allocable to common shareholders for the six months ended June 30, 2017, increased compared to amounts reported for the six months ended June 30, 2016 primarily as a result of the foreclosure and sale in the first quarter of 2016 of a multifamily property that resulted in an $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.

Other Changes in Common Shareholders’ Equity

Table 5 summarizes other changes in common shareholders’ equity for the periods presented.

Table 5:  Other Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Common share repurchases	$(982)	$(4,776)	$3,794	$(2,752)	$(6,544)	$3,792
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	(45)	45	(207)	(45)	(162)
Director and employee share awards	45	37	8	89	218	(129)
Other changes in common shareholders' equity	$(937)	$(4,784)	$3,847	$(2,870)	$(6,371)	$3,501

The amount of other changes in common shareholders’ equity reported for the three months and six months ended June 30, 2017 declined compared to that reported for the three months and six months ended June 30, 2016 primarily as a result of a decrease in the number of shares purchased by the Company in the first and second quarters of 2017.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and six months ended June 30, 2017 and 2016 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net Income Allocable to Common Shareholders

Table 6 summarizes net income allocable to common shareholders for the periods presented.

Table 6:  Net Income Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net interest income	$2,230	$3,039	$(809)	$4,753	$6,181	$(1,428)
Fee and other income	6,993	3,215	3,778	11,823	5,754	6,069
Operating and other expenses:
Other interest expense	(1,221)	(1,075)	(146)	(2,447)	(2,117)	(330)
Operating expenses	(5,662)	(6,314)	652	(13,791)	(12,577)	(1,214)
Net gains (losses) on bonds, derivatives, loans and other assets	3,035	1,452	1,583	(261)	4,545	(4,806)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	4,205	(4,205)	─	15,647	(15,647)
Equity in income from unconsolidated funds and ventures	2,859	2,126	733	4,903	6,587	(1,684)
Net loss allocated to common shareholders related to CFVs	(439)	(1,501)	1,062	(926)	(2,236)	1,310
Net income allocated to IHS PM noncontrolling interest holder	(49)	(66)	17	(52)	(109)	57
Net income to common shareholders from continuing operations before income taxes	7,746	5,081	2,665	4,002	21,675	(17,673)
Income tax expense	(424)	(34)	(390)	(166)	(106)	(60)
Net income to common shareholders from discontinued operations, net of tax	95	83	12	137	166	(29)
Net income allocable to common shareholders	$7,417	$5,130	$2,287	$3,973	$21,735	$(17,762)

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 7  summarizes net interest income for the periods presented.

Table 7:  Net Interest Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Interest income:
Interest on bonds	$2,376	$2,705	$(329)	$4,896	$5,959	$(1,063)
Interest on loans and short-term investments	298	886	(588)	712	1,323	(611)
Total interest income	2,674	3,591	(917)	5,608	7,282	(1,674)
Asset related interest expense:
Bond related debt	(444)	(335)	(109)	(855)	(630)	(225)
Notes payable and other debt, non-bond related	─	(217)	217	─	(471)	471
Total interest expense	(444)	(552)	108	(855)	(1,101)	246
Net interest income	$2,230	$3,039	$(809)	$4,753	$6,181	$(1,428)

Net interest income reported for the three months and six months ended June 30, 2017 declined compared to that reported for the three months and six months ended June 30, 2016 primarily due to (i) the sale and derecognition of solar loans in the fourth quarter of 2016 and (ii) the elimination of certain bond investments for reporting purposes due to the financial statement consolidation of certain property partnerships in 2016.

Fee and Other Income

Fee and Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 8  summarizes fee and other income for the periods presented.

Table 8:  Fee and Other Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Asset management fees and reimbursements	$6,751	$2,261	$4,490	$11,270	$4,153	$7,117
Other income	242	954	(712)	553	1,601	(1,048)
Fee and other income	$6,993	$3,215	$3,778	$11,823	$5,754	$6,069

Fee and other income reported for the three months and six months ended June 30, 2017 increased compared to that reported for the three months and six months ended June 30, 2016 primarily as a result of $3.9 million of asset management fees recognized in the second quarter of 2017 relating to TC Fund I as a result of payments we expect to receive from TC Fund I.  The increase in fee and other income that was reported for the six months ended June 30, 2017 compared to that reported for the six months ended June 30, 2016 was also partly attributable to an increase in management fees recognized in the first quarter of 2017 in connection with IHS Fund II SA and IHS Fund II SSA as the amount of capital committed to these funds increased during such reporting period.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 9 summarizes other interest expense for the periods presented.

Table 9:  Other Interest Expense

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Subordinated debt	$(1,106)	$(1,061)	$(45)	$(2,221)	$(2,103)	$(118)
Notes payable and other debt	(115)	(14)	(101)	(226)	(14)	(212)
Other interest expense	$(1,221)	$(1,075)	$(146)	$(2,447)	$(2,117)	$(330)

Other interest expense reported for the three months and six months ended June 30, 2017 increased compared to that reported for the three months and six months ended June 30, 2016 primarily as a result of (i) an increase in the reference rates associated with the variable rate debt obligations, (ii) an increase in the UPB of non-asset related debt due to the consolidation of certain property partnerships, which caused certain bond investments to be eliminated for reporting purposes and corresponding Company debt obligations to be reclassified as non-asset related debt and (iii)  the issuance of additional non-asset related debt to refinance certain other debt obligations of the Company.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 10 summarizes operating expenses for the periods presented.

Table 10:  Operating Expenses

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Salaries and benefits	$(3,421)	$(3,919)	$498	$(9,291)	(7,999)	$(1,292)
General and administrative	(777)	(655)	(122)	(1,369)	(1,355)	(14)
Professional fees	(1,166)	(1,005)	(161)	(2,975)	(2,440)	(535)
Other expenses	(298)	(735)	437	(156)	(783)	627
Operating expenses	$(5,662)	$(6,314)	$652	$(13,791)	$(12,577)	$(1,214)

Operating expenses reported for the three months ended June 30, 2017 decreased compared to that reported for the three months ended June 30, 2016 primarily due to a decrease in the share price of the Company in the second quarter of 2017, which resulted in a $0.9 million decrease in the amount of stock compensation expense that we recognized during such reporting period.

Operating expenses reported for the six months ended June 30, 2017 increased compared to that reported for the six months ended June 30, 2016 primarily due to an increase in the number of employees, which resulted in a corresponding increase in the amount of expenses that we recognized during that reporting period in connection with salaries and benefits.

Net Gains (Losses) on Bonds, Derivatives, Real Estate, Loans, Other Assets and the Extinguishment of Liabilities

Net gains (losses) on bonds, derivatives, real estate, loans, other assets and extinguishment of liabilities (collectively, “Net Gains (Losses)”) includes unrealized gains or losses on loans, realized gains or losses associated with the sale of bonds and loans and the early redemption of bonds and loans.  Such amounts also include unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments, as well as include gains (losses) that are realized by the Company in connection with the extinguishment of its recognized debt obligations.

Table 11 summarizes Net Gains (Losses) for the periods presented.

Table 11:  Net Gains (Losses)

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2017		2016	Change	2017		2016	Change
Net gains on bonds	$	─	$28	$(28)	$	─	$2,323	$(2,323)
Net (losses) gains on derivatives		(968)	1,418	(2,386)		1,071	2,085	(1,014)
Net gains on real estate		─	─	─		─	116	(116)
Net gains (losses) on loans		─	6	(6)		(5,335)	6	(5,341)
Net gains on other assets		─	─	─		─	15	(15)
Net gains on investment		174	─	174		174	─	174
Net gains on extinguishment of liabilities		3,829	─	3,829		3,829	─	3,829
Total net gains (losses)		$3,035	$1,452	$1,583		$(261)	$4,545	$(4,806)
Net Gains (Losses) that were reported for the three months ended June 30, 2017 increased compared to those reported for the three months ended June 30, 2016 due to the discounted purchase of $19.9 million of subordinated debt that resulted in a net gain of $3.8 million recognized in the second quarter of 2017.  Such increase was partially offset by net fair value losses that were recognized in the second quarter of 2017 in connection with the Company’s interest rate derivative instruments.

Net Gains (Losses) that were reported for the six months ended June 30, 2017 declined compared to that reported for the six months ended June 30, 2016 primarily due to (i) a $5.3 million decrease in the fair value of a subordinated loan that the Company made to a residential solar power provider who filed for bankruptcy protection in March 2017 and (ii) no redemptions in full of the Company’s bond investments having occurred during the first six months of 2017.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 12 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 12:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
U.S. real estate partnerships	$(36)	$692	$(728)	$145	$3,499	$(3,354)
Solar Ventures	2,881	1,495	1,386	4,796	3,308	1,488
IHS-managed funds	14	(61)	75	(38)	(220)	182
Equity in income from unconsolidated funds and ventures	$2,859	$2,126	$733	$4,903	$6,587	$(1,684)

Equity in income from unconsolidated funds and ventures that was reported for the three months ended June 30, 2017 increased compared to that reported for the three months ended June 30, 2016 primarily due to an increase in loan origination and related fees from our Solar Ventures.

Equity in income from unconsolidated funds and ventures that was reported for the six months ended June 30, 2017 declined compared to that reported for the six months ended June 30, 2016 primarily due to a non-recurring $2.7 million gain that was recognized in the first quarter of 2016 in connection with the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest.

Net Loss from CFVs Allocable to Common Shareholders

Table 13 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 13:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenue from CFVs	$1,745	$726	$1,019	$3,252	$1,545	$1,707
Expense from CFVs (1)	(9,782)	(9,014)	(768)	(17,452)	(17,382)	(70)
Net gains related to CFVs	─	(598)	598	10	(598)	608
Equity in losses from LTPPs of CFVs	(3,974)	(4,937)	963	(7,448)	(10,623)	3,175
Net loss from CFVs	(12,011)	(13,823)	1,812	(21,638)	(27,058)	5,420
Net loss from CFVs allocable to noncontrolling interest in CFVs (2)	11,572	12,322	(750)	20,712	24,822	(4,110)
Net loss from CFVs allocable to common shareholders	$(439)	$(1,501)	$1,062	$(926)	$(2,236)	$1,310

(1)	Majority of this expense relates to non-cash items such as asset impairments, depreciation and amortization.
(2)

Excludes (i) $49 and $66 of net gain allocable to the minority interest holder in IHS PM for the three months ended June 30, 2017 and 2016, respectively; and (ii) $52 and $109 of net gain allocable to the minority interest holder in IHS PM for the six months ended June 30, 2017 and 2016, respectively.  These amounts are excluded from this presentation because IHS PM-related activity is not included within CFV income statement activity above.

Table 14 further attributes the reported net loss from CFVs that is allocable to common shareholders for the periods presented.

Table 14:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Guarantee fees	$288	$331	$(43)	$576	$662	$(86)
Interest income	331	65	266	664	65	599
Equity in losses from LTPPs	(1,089)	(1,354)	265	(2,207)	(2,483)	276
Equity in income from consolidated property partnerships	31	55	(24)	41	118	(77)
Other expenses	─	(598)	598	─	(598)	598
Net loss from CFVs allocable to common shareholders	$(439)	$(1,501)	$1,062	$(926)	$(2,236)	$1,310

The net loss from CFVs allocable to common shareholders for the three months and six months ended June 30, 2017 declined compared to that reported for the three months and six months ended June 30, 2016 primarily due to: (i) the allocation interest income that was recognized in connection with bond investments that were eliminated for reporting purposes (the elimination of these investments was prompted as a result of the financial statement consolidation of certain property partnerships during the second and fourth quarters of 2016) and (ii) a  $0.6 million lower of cost or market adjustment that was recognized in the second quarter of 2016 related to a property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operating activities; and (3) cash flows from investing activities.

Summary of Cash Flows

At June 30, 2017 and December 31, 2016, we had unrestricted cash and cash equivalents of $37.5 million and $45.5 million, respectively.  We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

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

Changes in net cash flows that are reported in Tables 16,  17 and 18 are exclusive of changes in restricted cash balances of CFVs.

Table 15:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the six months ended June 30, 2017
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$45,525	$	─	$45,525
Net cash (used in) provided by:
Operating activities	(2,111)		(1,449)	(3,560)
Investing activities	9,782		1,496	11,278
Financing activities	(15,714)		(47)	(15,761)
Net decrease in cash and cash equivalents	(8,043)		─	(8,043)
Cash and cash equivalents at end of period	$37,482	$	─	$37,482

	For the six months ended June 30, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	3,904		138	4,042
Investing activities	10,262		351	10,613
Financing activities	(17,726)		(489)	(18,215)
Net increase in cash and cash equivalents	(3,560)		─	(3,560)
Cash and cash equivalents at end of period	$18,283	$	─	$18,283

Operating Activities

Table 16 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 16:  Net Cash Flows Associated With Operating Activities

	For the six months ended
	June 30,
(in thousands)	2017	2016	Change
Interest income	$7,533	$8,259	$(726)
Distributions received from investments in partnerships	2,127	5,862	(3,735)
Asset management fees received	7,163	3,003	4,160
Other income	374	1,194	(820)
Salaries and benefits	(10,949)	(8,262)	(2,687)
Interest paid	(3,934)	(2,700)	(1,234)
General and administrative	(1,474)	(1,680)	206
Professional fees	(3,057)	(2,058)	(999)
Other expenses	(247)	(806)	559
Other	353	1,092	(739)
Net cash flows (used in) provided by operating activities	$(2,111)	$3,904	$(6,015)

Net cash flows used in operating activities during the six months ended June 30, 2017 compared to cash provided by operating activities for the six months ended June 30, 2016 increased by $6.0 million.  This increase was primarily attributable to a decline in distributions from investments in partnerships, an increase in salaries and benefits and an increase in interest paid:

•

Distributions received in the first six months of 2017 primarily related to our equity investment in our Solar Ventures, which decreased modestly due to startup costs that were made in connection to the formation of REL.  Additionally, in 2016 we received a non-recurring $2.6 million distribution from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest.

•

Net cash flows used for salaries and benefits increased primarily as a result of higher employee incentive compensation costs incurred in the first quarter of 2017, as well as an increase in the number of Company employees.

•

Net cash flows used for interest payments increased primarily as a result of (i) interest payments made during the fourth quarter of 2015 on a portion of this debt which resulted in  no interest payments during the first quarter of 2016 and (ii) due to an increase in the reference rates on our variable rate debt obligations.

Increases in net cash flows used in operating activities were partially offset by $4.2 million of asset management fees received in the six months ended June 30, 2017 recognized in connection with additional capital being closed into IHS Fund II SA and IHS Fund II SSA.

Investing Activities

Table 17 provides information about net cash flows used in, or provided by, investing activities for the periods presented.  Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 17:  Net Cash Flows Associated With Investing Activities

	For the six months ended
	June 30,
(in thousands)	2017	2016	Change
Principal payments and sales proceeds received on bonds and loans	$12,472	$16,984	$(4,512)
Proceeds from the sale of real estate and other investments	2,613	17,804	(15,191)
Capital distributions received from investments in partnerships	665	1,945	(1,280)
Investments in property partnerships and real estate	(2,128)	(1,435)	(693)
Advances on and originations of loans held for investment	(15,528)	(23,325)	7,797
Changes in restricted cash	11,688	(1,711)	13,399
Net cash flows provided by investing activities	$9,782	$10,262	$(480)

Net cash flows provided by investing activities during the six months ended June 30, 2017 decreased compared to those provided during the six months ended June 30, 2016 primarily as a result of a decline in (i) proceeds from the sale of real estate and other investments and (ii) principal payments and sales proceeds received on bonds and loans.

Financing Activities

Table 18 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 18:  Net Cash Flows Associated With Financing Activities

	For the six months ended
	June 30,
(in thousands)	2017	2016	Change
Repayment of borrowings	$(20,065)	$(10,235)	$(9,830)
Proceeds from borrowing activity	7,309	─	7,309
Purchase of treasury stock	(2,751)	(6,544)	3,793
Distribution to holders of noncontrolling interest	─	(947)	947
Other	(207)	─	(207)
Net cash flows used in financing activities	$(15,714)	$(17,726)	$2,012

Net cash flows used in financing activities during the six months ended June 30, 2017 decreased by $2.0 million compared to those reported for the six months ended June 30, 2016 primarily as a result of (i) an increase in proceeds from borrowing activity that stemmed from the execution of additional TRS agreements associated with certain bond investments and (ii) a decline in cash used for the purchase of the Company’s common shares.  This decline was partially offset by the repayment of $17.9 million of our subordinated debt.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 19 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2017 and December 31, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 19:  Asset Related Debt and Other Debt

	At		At
	June 30, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$84,097	2.3%	$82,029	2.1%
Notes payable and other debt – non-bond related debt	─		─
Total asset related debt	84,097	2.3	82,029	2.1

Other Debt (2)
Subordinated debt	107,627	2.8	129,196	3.4
Notes payable and other debt	20,427	2.6	18,817	2.5
Total other debt	128,054	2.8	148,013	3.3

Total asset related debt and other debt	212,151	2.6	230,042	2.8

Debt related to CFVs (3)	12,945	5.2	13,029	4.9

Total debt	$225,096	2.7%	$243,071	3.0%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
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

Subordinated Debt

At June 30, 2017 and December 31, 2016,  the Company had subordinated debt with a UPB of $99.1 million and $120.5 million, respectively.  The carrying value and weighted-average yield of this debt at June 30, 2017 and December 31, 2016 is provided above in Table 19.

Notes Payable and Other Debt

At June 30, 2017 and December 31, 2016, the Company had notes payable and other debt with a UPB of $20.4 million and $18.8 million, respectively.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At June 30, 2017 and December 31, 2016, debt related to CFVs included $6.7 million of debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At June 30, 2017 and December 31, 2016, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted-average effective interest rate was  6.3% and 5.8% respectively.

At June 30, 2017 and December 31, 2016, the remaining $6.2 million and $6.3 million, respectively, of debt related to CFVs relates to two consolidated property partnerships with a UPB of $5.4 million at June 30, 2017 and December 31, 2016.  This debt had a weighted-average effective interest rate of 4.0%  at June 30, 2017 and December 31, 2016 and has various maturity dates through April 1, 2027.

Covenant Compliance and Debt Maturities

At June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under its debt arrangements.

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

The Company had no unfunded loan commitments at June 30, 2017 and December 31, 2016.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets.”

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

In the first quarter of 2017, the Company purchased 88,100 shares at an average price of $20.09 and, in the second quarter of 2017, the Company purchased 42,100 shares at an average price of $23.29.

Between July 1, 2017 and August 3, 2017, the Company purchased 28,741 shares at an average price of $22.99.

Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is authorized to purchase shares is $24.94 per share.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement

Effective  May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for five years, or until the Board determines the plan is no longer required, whichever comes first.

At June 30, 2017, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards at June 30, 2017.  The Board of Directors has determined that these holdings do not constitute a triggering event for purposes of our Rights Plan.

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

   Item 1.  Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	June 30,	At
	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and cash equivalents	$37,482	$45,525
Restricted cash (includes $23,770 and $23,584 related to consolidated funds and ventures ("CFVs"))	46,126	57,504
Bonds available-for-sale (includes $140,643 and $135,614 pledged as collateral)	151,662	155,981
Investments in partnerships (includes $119,444 and $137,773 related to CFVs)	227,676	244,191
Other assets (includes $42,727 and $44,551 related to CFVs)	73,093	70,998
Total assets	$536,039	$574,199

LIABILITIES AND EQUITY
Debt (includes $12,945 and $13,029 related to CFVs)	$225,096	$243,071
Accounts payable and accrued expenses	4,132	7,821
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,103	8,103
Other liabilities (includes $33,117 and $32,582 related to CFVs)	56,852	54,881
Total liabilities	$294,183	$313,876

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$114,309	$134,999
Common shareholders’ equity:
Common shares, no par value (5,795,543 and 5,925,743 shares issued and outstanding and 85,780 and 81,863 non-employee directors' and employee deferred shares issued at June 30, 2017 and December 31, 2016, respectively)	88,609	87,506
Accumulated other comprehensive income ("AOCI")	38,938	37,818
Total common shareholders’ equity	127,547	125,324
Total equity	241,856	260,323
Total liabilities and equity	$536,039	$574,199

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Interest on bonds	$2,376	$2,705	$4,896	$5,959
Interest on loans and short-term investments	298	886	712	1,323
Total interest income	2,674	3,591	5,608	7,282

Interest expense
Bond related debt	444	335	855	630
Non-bond related debt	─	217	─	471
Total interest expense	444	552	855	1,101
Net interest income	2,230	3,039	4,753	6,181

Non-interest revenue
Asset management fees and reimbursements	6,751	2,261	11,270	4,153
Other income	242	954	553	1,601
Revenue from CFVs	1,745	726	3,252	1,545
Total non-interest revenue	8,738	3,941	15,075	7,299
Total revenues, net of interest expense	10,968	6,980	19,828	13,480

Operating and other expenses
Interest expense	1,221	1,075	2,447	2,117
Salaries and benefits	3,421	3,919	9,291	7,999
General and administrative	777	655	1,369	1,355
Professional fees	1,166	1,005	2,975	2,440
Other expenses	298	735	156	783
Expenses from CFVs	9,782	9,014	17,452	17,382
Total operating and other expenses	16,665	16,403	33,690	32,076

Net gains on bonds	─	28	─	2,323
Net gains (losses) on loans	─	6	(5,335)	6
Net gains on real estate and other investments	174	─	174	116
Net (losses) gains on derivatives and other assets	(968)	1,418	1,071	2,100
Net gains on extinguishment of liabilities	3,829	─	3,829	─
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	4,205	─	15,647
Equity in income from unconsolidated funds and ventures	2,859	2,126	4,903	6,587
Net (losses) gains related to CFVs	─	(598)	10	(598)
Equity in losses from lower tier property partnerships of CFVs	(3,974)	(4,937)	(7,448)	(10,623)
Net losses from continuing operations before income taxes	(3,777)	(7,175)	(16,658)	(3,038)
Income tax expense	(424)	(34)	(166)	(106)
Net income from discontinued operations, net of tax	95	83	137	166
Net loss	(4,106)	(7,126)	(16,687)	(2,978)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	11,523	12,256	20,660	24,713
Related to discontinued operations	─	─	─	─
Net income allocable to common shareholders	$7,417	$5,130	$3,973	$21,735

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic income per common share:
Income from continuing operations	$1.24	$0.80	$0.65	$3.37
Income from discontinued operations	0.02	0.01	0.02	0.02
Income per common share	$1.26	$0.81	$0.67	$3.39

Diluted income per common share:
Income from continuing operations	$1.14	$0.80	$0.65	$3.37
Income from discontinued operations	0.02	0.01	0.02	0.02
Income per common share	$1.16	$0.81	$0.67	$3.39

Weighted-average common shares outstanding:
Basic	5,893	6,289	5,915	6,406
Diluted	6,275	6,289	5,915	6,410

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended				For the six months ended
	June 30,				June 30,
	2017		2016		2017		2016
Net income allocable to common shareholders		$7,417		$5,130		$3,973		$21,735
Net loss allocable to noncontrolling interests		(11,523)		(12,256)		(20,660)		(24,713)
Net loss		$(4,106)		$(7,126)		$(16,687)		$(2,978)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains		$539		$4,460		$1,346		$8,251
Reversal of net unrealized gains on sold or redeemed bonds		─		─		─		(2,055)
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure		─		(4,205)		─		(15,647)
Net change in other comprehensive income due to bonds		539		255		1,346		(9,451)
Income tax benefit		243		─		─		─
Foreign currency translation adjustment		(14)		10		(226)		31
Other comprehensive income (loss) allocable to common shareholders		$768		$265		$1,120		$(9,420)

Other comprehensive income (loss) allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$	─	$	─	$	─

Comprehensive income to common shareholders		$8,185		$5,395		$5,093		$12,315
Comprehensive loss to noncontrolling interests		(11,523)		(12,256)		(20,660)		(24,713)
Comprehensive loss		$(3,338)		$(6,861)		$(15,567)		$(12,398)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2017	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net income (loss)	─	3,973	─	3,973	(20,660)	(16,687)
Other comprehensive income	─	─	1,120	1,120	─	1,120
Distributions	─	─	─	─	(30)	(30)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(207)	─	(207)	─	(207)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	89	─	89	─	89
Common share repurchases	(130)	(2,752)	─	(2,752)	─	(2,752)
Balance, June 30, 2017	5,881	$88,609	$38,938	$127,547	$114,309	$241,856

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,687)	$(2,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provisions for credit losses and impairment (1)	11,400	12,769
Net equity in losses from equity investments in partnerships (1)	2,545	4,036
Net gains on bonds	─	(2,323)
Net (gains) losses related to CFVs	(10)	598
Net gains on real estate and other investments	(174)	(116)
Net losses (gains) on loans	5,335	(6)
Net losses on derivatives and other assets	270	17
Net gains on extinguishment of liabilities	(3,829)	─
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	─	(15,647)
Distributions received from investments in partnerships	2,096	5,862
Subordinated debt effective yield amortization and interest accruals	(399)	334
Depreciation and other amortization (1)	1,289	673
Foreign currency income	(496)	(157)
Stock-based compensation expense	1,667	1,622
Change in asset management fees receivable	(3,217)	(329)
Change in asset management fees payable related to CFVs	447	1,693
Other	(3,797)	(2,006)
Net cash (used in) provided by operating activities	(3,560)	4,042
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	12,472	16,984
Advances on and originations of loans held for investment	(15,528)	(23,470)
Investments in property partnerships and real estate	(2,128)	(1,615)
Proceeds from the sale of real estate and other investments	2,939	17,804
Decrease (increase) in restricted cash and cash of CFVs	11,232	(2,497)
Capital distributions received from investments in property partnerships	2,291	3,407
Net cash provided by investing activities	11,278	10,613
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	7,309	─
Repayment of borrowings	(20,112)	(10,256)
Purchase of treasury stock	(2,751)	(6,544)
Distributions paid to holders of noncontrolling interests	─	(1,415)
Other	(207)	─
Net cash used in financing activities	(15,761)	(18,215)
Net decrease in cash and cash equivalents	(8,043)	(3,560)
Cash and cash equivalents at beginning of period	45,525	21,843
Cash and cash equivalents at end of period	$37,482	$18,283
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,102	$2,784
Income taxes paid	260	174

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	1,120	(9,420)
Debt and liabilities extinguished through sales and collections on bonds and loans	1,444	1,657
Decrease in debt through net loan paydowns	─	3,674
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	30,299

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

United States (“U.S.”) Operations consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.  In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.  In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.   In our Energy Capital business line, our wholly owned subsidiary MMA Energy Capital (“MEC”), originates debt capital directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”), Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”).

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

The unaudited interim consolidated financial statements as of, and for the three months and six months ended June 30, 2017, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

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

New Accounting Guidance

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  This guidance introduces a lessee model that brings most leases on the balance sheet, as well as aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard.  This new guidance, which is effective for us on January 1, 2019, with early adoption permitted, also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

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

Accounting for Business Combinations

In January 2017, Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business” was issued.  This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination.  This new guidance is effective for us on January 1, 2018.  We anticipate the adoption of this new guidance to result in the majority, if not all, of the Company’s potential future general partner or limited partner acquisitions in real estate partnerships to be accounted for as an asset acquisition of nonfinancial assets rather than the acquisition of a business.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Accounting for Goodwill

In January 2017, ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment” was issued.  This guidance simplifies the complexity of the two-step goodwill impairment test by removing the second step to the test.  Goodwill impairment represents the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  This new guidance is effective for us on January 1, 2020, with early adoption permitted.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Accounting for Derecognition of Nonfinancial Assets

In February 2017, ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” was issued.  This guidance clarifies that the derecognition of all businesses should be accounted for in accordance with the derecognition and deconsolidation guidance of Topic 810-10 – Consolidations.  In addition, this guidance eliminates the scope exception in authoritative literature that governs transfers of financial assets related to transfers of investments (including equity method investments) in real estate entities and supersedes guidance related to the exchange of a nonfinancial asset for a noncontrolling ownership interest as set forth in Topic 845 – Nonmonetary Transactions. This new guidance is effective for us on January 1, 2018.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Accounting for Stock Compensation

In May 2017, ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting” was issued.  This guidance amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  This new guidance is effective for us on January 1, 2018.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

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

The weighted-average pay rate on the Company’s bond portfolio was 6.1% at June 30, 2017 and December 31, 2016.  Weighted-average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at June 30, 2017 and December 31, 2016, respectively.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$105,915	$70,459	$38,507	$ ─	$108,966	103%
Other real estate related bond investments	44,454	38,859	4,036	(199)	42,696	96%
Total	$150,369	$109,318	$42,543	$(199)	$151,662	101%

	At
	December 31, 2016
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$106,366	$73,049	$36,978	$ ─	$110,027	103%
Other real estate related bond investments	47,788	41,934	4,449	(429)	45,954	96%
Total	$154,154	$114,983	$41,427	$(429)	$155,981	101%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.
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

(3)

Comprised of two and one bond in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $20.3 million and $16.5 million at June 30, 2017 and December 31, 2016, respectively.

See Note 7, “Fair Value,” which describes factors that contributed to the $4.3 million decrease in the reported fair value of the Company’s bond portfolio for the six months ended June 30, 2017.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At June 30, 2017,  the majority of the Company’s bonds amortize on a scheduled basis and have stated maturity dates between September 2017 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.5 million and $25.8 million, respectively, at June 30, 2017).

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at June 30, 2017, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
June 30, 2017	$34,454	$28,859	$32,162
July 1 through December 31, 2017	─	─	─
2018	1,919	311	2,215
2019	─	─	─
2020	5,230	4,279	5,451
2021	46,451	28,375	49,647
Thereafter	62,283	47,462	62,154
Bonds that may not be prepaid	32	32	33
Total	$150,369	$109,318	$151,662

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at June 30, 2017 was 4.6 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $6.7 million and $7.0 million at June 30, 2017 and December 31, 2016.  The Company recognized interest income on a cash basis of $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively,  and $0.1 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  Interest income not recognized during the period in which these investments in bonds were on non-accrual status was $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.9  million for the six months ended June 30, 2017 and 2016, respectively.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Total current	$144,927	$148,967
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	6,735	7,014
Total	$151,662	$155,981

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sale and full redemption of its investments in bonds of $6.1 million for the six months ended June 30, 2016.  There were no bond sales or full redemptions for the three months ended June 30, 2017 and 2016 or for the six months ended June 30, 2017.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains on bonds”):

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2017		2016	2017		2016
Gains recognized at time of sale or redemption (1)	$	─	$28	$	─	$2,323

(1)	The amount for the three months ended June 30, 2016, reflects additional cash received for a bond that was previously redeemed in 2015.

Note 3—Investments in Partnerships and Ventures

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Investments in U.S. real estate partnerships (includes $7,794 and $11,138 related to VIEs) (1)	$25,287	$27,596
Investments in IHS-managed funds (includes $2,022 and $1,955 related to VIEs) (1)	4,003	3,296
Investment in Solar Ventures	78,942	75,526
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	119,444	137,773
Total investments in partnerships	$227,676	$244,191

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At  June 30, 2017,  $17.5 million of the reported carrying value pertains to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development.  The Company made an initial contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  Through the governing agreements, the Company is obligated to make additional capital contributions of up to an additional $2.5 million as of June 30, 2017.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At June 30, 2017, $6.2 million of the reported carrying value pertains to an equity investment that represents a 33% ownership interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At June 30, 2017,  $1.6 million of the reported carrying value pertains to an equity investment in a LIHTC partnership acquired by a wholly owned subsidiary of the registrant, MuniMae TEI Holdings, LLC (“TEI”), during the fourth quarter of 2015.  While this entity was determined to be a VIE, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At June 30, 2017 and December 31, 2016, two and three of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $7.8 million and $11.1 million at June 30, 2017 and December 31, 2016, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $7.8 million and $11.1 million at June 30, 2017 and December 31, 2016, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2017	2016
(in thousands)
Total assets	$86,277	$97,659
Total liabilities	40,003	47,147

The following table provides information about the net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net (loss) income	$(518)	$506	$(1,032)	$5,624

Investments in IHS-Managed Funds

At June 30, 2017, the Company held equity co-investments in four IHS-managed funds (SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA) that range from a  1.8% to a 4.25% ownership interest in such funds.  IHS provides asset management services to each of these funds in return for asset management fees.  For each fund, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At June 30, 2017, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA was $1.7 million, $2.0 million,  $0.3 million and $0,  respectively.

As SAWHF, IHS Fund II SA and IHS Fund II SSA entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to IHS Residential Partners and, as a result, the Company believes that its risk of loss is limited to its investment balance of $2.0 million.  However,  through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $13.9 million and $13.2 million at June 30, 2017 and December 31, 2016, respectively, based upon foreign currency exchange rates as of such reporting dates.

On July 28, 2017, IHS purchased from a third party an 11.85% ownership interest in SAWHF for 153.1 million rand, or approximately $11.8 million.  As part of this purchase transaction, the third party committed to invest the proceeds that it received into IHS Fund II SA, subject to the same conditions that governed the third party’s original investment in SAWHF and that include, but are not limited to, a commitment by IHS to purchase the third party’s ownership interest in IHS Fund II SA ten years from the initial close date of such fund (or, by the expiry of the fund’s original term).

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2017	2016
(in thousands)
Total assets	$272,330	$261,082
Total liabilities	104,858	110,214

The following table provides information about the net income (loss) of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$870	$(2,902)	$(2,197)	$(8,712)

Investment in Solar Ventures

MEC originates solar loans directly and through our Solar Ventures.  The Company made an initial $75.0 million non-cash capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  Because REL is not a VIE, the Company accounts for this investment using the equity method of accounting.

On June 15, 2017, the Company made an initial $0.7 million capital contribution into Solar Development Lending, LLC (“SDL”).  Because SDL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Ventures in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2017	2016
(in thousands)
Total assets	$181,783	$158,365
Total liabilities	4,306	4,905

The following table provides information about the net income of the Solar Ventures in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$5,346	$2,495	$8,396	$5,557

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Other assets:
Loans held for investment	$4,870	$4,809
Loans held for sale	─	─
Real estate owned	3,421	3,267
Derivative assets	7,698	7,884
Solar facilities (includes other assets such as cash and other receivables)	1,664	1,733
Accrued interest receivable	1,685	1,822
Asset management fees and reimbursements receivable	4,638	1,406
Other assets	6,390	5,526
Other assets held by CFVs (1)	42,727	44,551
Total other assets	$73,093	$70,998

(1)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Loans Held For Investment (“HFI”)

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net gains (losses) on loans.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Amortized cost	$14,598	$9,202
Net losses included in earnings	(8,900)	(3,565)
Allowance for loan losses	(828)	(828)
Loans held for investment, net	$4,870	$4,809

At June 30, 2017 and December 31, 2016,  HFI loans had UPB of $22.2 million and $16.8 million, respectively, as well as deferred fees and other basis adjustments of $7.6 million for June 30, 2017 and December 31, 2016.

At June 30, 2017, the Company had a subordinated loan receivable with a UPB of $11.5 million from a residential solar power provider in the U.S. who filed for bankruptcy protection on March 13, 2017 under Chapter 11 of the U.S. Bankruptcy Code.  On April 20, 2017, the bankruptcy court approved the sale of the borrower’s assets for an amount less than the UPB of borrower debt obligations that are senior to that held by the Company.  Given this development and other considerations, the Company does not expect to recover any of this loan’s UPB or its unpaid interest and related fees.  As a result, this loan, which is measured on a fair value basis given the Company’s election of the FVO, was placed on non-accrual status in the first quarter of 2017 and was ascribed no fair value for reporting purposes in the first quarter of 2017.

Included within the Company’s HFI loans are 16 loans and one loan for which the Company elected the FVO to minimize certain operational challenges associated with the accounting of these loans at June 30, 2017 and December 31, 2016, respectively.  These loans had UPB of $15.4 million (fair value of $3.9 million) and $10.0 million (fair value of $3.8 million) at June 30, 2017 and December 31, 2016, respectively.  During July 2017, the Company’s taxable senior mortgage loans, which had a UPB of $3.9 million as of June 30, 2017, were repaid in full.

At June 30, 2017 and December 31, 2016,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million at June 30, 2017 and December 31, 2016.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At June 30, 2017 and December 31, 2016, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net gains (losses) on loans” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million at June 30, 2017 and December 31, 2016 with a zero carrying value at June 30, 2017 and December 31, 2016.

During the three months and six months ended June 30, 2017 and 2016, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at June 30, 2017 and December 31, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Building, furniture, fixtures and land improvement	$802	$648
Land	2,619	2,619
Total	$3,421	$3,267

Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company’s REO is represented by land that is currently in process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment.  Additionally, the Company did not recognize any impairment losses for the three months and six months ended June 30, 2017 and 2016.

Derivative Assets

At June 30, 2017 and December 31, 2016, the Company had $7.7 million and $9.0 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At June 30, 2017 and December 31, 2016, the Company owned one and two solar facilities that were designated as held for use (“HFU”) with a total carrying value of $1.2 million and $1.3 million, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.  The solar facilities had accumulated depreciation of $1.2 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively.

Asset Management Fees and Reimbursement Receivable

At June 30, 2017 and December 31, 2016, the Company had $4.6 million and $1.4 million of asset management fees and reimbursement receivables, respectively, recognized in its Consolidated Balance Sheets, of which $0.2 million and $0.9 million, respectively,  were due from IHS-managed funds and ventures.  During the second quarter of 2017, the Company accrued $3.9 million of asset management fees for services previously rendered to TC Fund I resulting from payments that we expect to receive from TC Fund I.  Additionally, during July 2017, TC Fund I received an additional $2.8 million of capital proceeds from settlements that occurred after June 30, 2017.  Based on how TC Fund I’s cash distribution waterfall will apply to these additional proceeds, the Company will recognize an additional $2.2 million of asset management fees in its Consolidated Statements of Operations during the third quarter of 2017.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	June 30, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$16,846	2.6%	$2,892	2.2%
Due after one year	67,251	2.2	79,137	2.1

Total asset related debt	$84,097	2.3	$82,029	2.1

Other Debt (1)
Subordinated debt (3)
Due within one year	$2,624	3.1	$3,297	3.9
Due after one year	105,003	2.8	125,899	3.4
Notes payable and other debt
Due within one year	1,815	3.9	1,948	3.9
Due after one year	18,612	2.5	16,869	2.3

Total other debt	$128,054	2.8	$148,013	3.3

Total asset related debt and other debt	$212,151	2.6	$230,042	2.8

Debt related to CFVs
Due within one year	$6,893	6.2	$6,885	5.7
Due after one year	6,052	4.0	6,144	4.0
Total debt related to CFVs	$12,945	5.2	$13,029	4.9

Total debt	$225,096	2.7	$243,071	3.0

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at June 30, 2017 and December 31, 2016.
(3)

The subordinated debt balances include net cost basis adjustments of $8.6 million and $8.7 million at June 30, 2017 and December 31, 2016, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June 30, 2017:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2017	$2,297	$6,760	$9,057
2018	60,133	101	60,234
2019	13,497	109	13,606
2020	29,410	116	29,526
2021	9,244	125	9,369
Thereafter	89,078	4,867	93,945
Net premium and debt issue costs	8,492	867	9,359
Total	$212,151	$12,945	$225,096

At June 30, 2017, the Company was in compliance with all covenants under its debt obligations.

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

At June 30, 2017, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $79.8 million with a weighted-average pay rate of 6.5% at June 30, 2017).  The Company is required to pay the counterparty a rate of Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread on the TRS agreements (notional amount of $84.2 million with a weighted-average pay rate of 2.2% at June 30, 2017).  The Company uses this pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiaries MMA Financial, Inc. (“MFI”) and MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at June 30, 2017:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFI	$6,498	$(32)	$6,466	Amortizing	December 2027	8.00%
MFH	27,336	2,617	29,953	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,856	2,391	27,247	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,328	1,271	15,599	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	26,051	2,311	28,362	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$99,069	$8,558	$107,627

On June 20, 2017, the Company repurchased $19.9 million of its outstanding subordinated debt, which resulted in the recognition of a pre-tax gain of $3.8 million in the Consolidated Statements of Operations as a component of “Net gains on extinguishment of liabilities.”

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

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2017 and December 31, 2016.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net (losses) gains on derivatives and other assets.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	June 30, 2017		December 31, 2016
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$3,405	$399	$2,327	$372
Basis swaps	254	64	176	7
Interest rate caps	1,070	─	1,553	─
Interest rate swaps	2,969	─	3,828	─
Total derivative instruments	$7,698	$463	$7,884	$379

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Total return swaps	$72,721	$91,050
Basis swaps	100,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Total dollar-based derivative instruments	$393,221	$411,550

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)		Gains (Losses)
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Total return swaps (1)	$454	$1,522	$2,577	$2,321
Basis swaps (2)	20	─	(9)	─
Interest rate caps	(271)	(4)	(482)	(14)
Interest rate swaps (3)	(1,171)	(100)	(1,015)	(222)
Total	$(968)	$1,418	$1,071	$2,085

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash received was $0.7 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively.  Net cash received was $1.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.  The net cash paid for the three months and six months ended June 30, 2017 was de minimis.

(3)

The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended June 30, 2017 and 2016.  Net cash paid was $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

		Fair Value Measurements
	At
	June 30,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$151,662	$	─	$	─	$151,662
Loans held for investment	3,899		─		─	3,899
Derivative instruments	7,698		─		4,293	3,405

Liabilities:
Derivative instruments	$463	$	─		$64	$399

		Fair Value Measurements
	At
	December 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$155,981	$	─	$	─	$155,981
Loans held for investment	3,835		─		─	3,835
Derivative instruments	7,884		─		5,557	2,327

Liabilities:
Derivative instruments	$379	$	─		$7	$372

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

For the three months ended June 30, 2017 and 2016, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2017:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, April 1, 2017	$152,385	$13,248	$3,265	$	─
Net (losses) gains included in earnings	(1,089)	─	140		(399)
Net change in other comprehensive income (1)	539	─	─		─
Impact from purchases	─	─	─		─
Impact from loan originations	─	─	─		─
Impact from sales/redemptions	─	(9,349)	─		─
Impact from settlements	(173)	─	─		─
Transfer from loans HFS to loans HFI	─	─	─		─
Balance, June 30, 2017	$151,662	$3,899	$3,405		$(399)

(1)	This amount includes $0.5 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended June 30, 2017:

(in thousands)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized losses related to assets and liabilities still held at June 30, 2017	$(1,089)	$(259)
Additional realized losses recognized	─	713
Total (losses) gains reported in earnings	$(1,089)	$454

(1)	Amounts are reflected through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.

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

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended June 30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2016	$	─	$(1,354)	$420
Additional realized gains recognized		28	─	1,002
Total gains (losses) reported in earnings		$28	$(1,354)	$1,422

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statement of Operations.
(2)	Amounts are reflected through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2017:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981	$3,835	$2,327	$(372)
Net (losses) gains included in earnings	(2,207)	(5,335)	1,078	(27)
Net change in other comprehensive income (1)	1,346	─	─	─
Impact from purchases	─	14,028	─	─
Impact from loan originations	─	1,500	─	─
Impact from sales/redemptions	─	(10,129)	─	─
Impact from settlements	(3,458)	─	─	─
Balance, June 30, 2017	$151,662	$3,899	$3,405	$(399)

(1)	This amount includes $1.3 million of unrealized net holding gains arising during the period.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the six months ended June 30, 2017:

(in thousands)	Equity in Losses from LTPPs	Net losses on loans (1)	Net gains on derivatives (1)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2017	$(2,207)	$(5,335)	$1,051
Additional realized gains recognized	─	─	1,526
Total (losses) gains reported in earnings	$(2,207)	$(5,335)	$2,577

(1)	Amounts are reflected through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale	Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─	$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(2,483)		─	─	322	(325)
Net change in other comprehensive income (1)	6,196		─	─	─	─
Impact from loan originations	─		23,700	4,315	─	─
Impact from sales/redemptions	(3,769)		─	(7,990)	─	─
Impact from bonds extinguished due to consolidated or real estate foreclosure	(30,300)		─	─	─	─
Impact from settlements	(5,252)		─	─	─	─
Balance, June 30, 2016	$182,831		$23,700	$2,742	$3,980	$(2,038)

(1)

This amount represents $8.3 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized bond gains related to bonds that were sold or redeemed.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the six months ended June 30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at June 30, 2016	$	─	$(2,433)	$(3)
Change in unrealized losses related to assets and liabilities held at January 1, 2016, but settled during 2016		─	(50)	─
Additional realized gains recognized		2,323	─	2,102
Total gains (losses) reported in earnings		$2,323	$(2,483)	$2,099

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net (losses) gains on derivatives and other assets” on the Consolidated Statements of Operations.

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

	Fair Value Measurement at June 30, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,465	Discounted cash flow	Market yield	3.9 - 5.9%	4.6%
Non-performing	6,736	Discounted cash flow	Market yield	8.1	8.1
			Capitalization rate	7.2	7.2
			Net operating income ("NOI") annual growth rate	(1.2)	(1.2)
Subordinated cash flow	8,765	Discounted cash flow	Market yield	7.4 - 7.6	7.5
			Capitalization rate	6.4 - 6.5	6.5
			NOI annual growth rate	0.2 - 0.8	0.5
Infrastructure bonds	24,758	Discounted cash flow	Market yield	7.0 - 9.0	7.8
Other bonds	17,938	Discounted cash flow	Market yield	3.7 - 5.4	4.4
Loans held for investment	3,899	Discounted cash flow	Market yield	7.0 - 8.6	7.5
Derivative instruments:
Total return swaps	3,405	Discounted cash flow	Market yield	3.7 - 5.1	4.6
	(399)	Discounted cash flow	Market yield	7.2	7.2
			Capitalization rate	8.3	8.3
			NOI annual growth rate	1.7	1.7

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

For our Level 3 assets and liabilities, we use a discounted cash flow valuation technique to measure fair value.  This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.  In applying this technique, the rate of return, or discount rate, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•

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

•

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

Significant unobservable inputs presented in the preceding tables are those we consider significant to the fair value of the Level 3 asset or liability.  We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation.  Following is a description of the significant unobservable inputs that are referenced in the table:

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

•

NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis over the 10-year projection period.   These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property.  Generally, an increase in NOI will result in an increase to the fair value of the property.

Non-Recurring Changes in Fair Value

There were no non-recurring adjustments during the three months ended June 30, 2017.

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

	At
	June 30, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$37,482	$37,482	$	─	$	─
Restricted cash	22,356	22,356		─		─
Restricted cash related to CFVs	23,770	23,770		─		─
Asset management fee receivable from TC Fund I	3,868	─		─		6,678
Guarantee fee receivable from TC Fund I	1,355	─		─		1,355
Loans held for investment	971	─		─		1,344
Loans held for investment related to CFVs	65	─		─		511

Liabilities:
Notes payable and other debt, bond related	84,097	─		─		84,162
Notes payable and other debt, non-bond related	20,427	─		─		20,428
Notes payable and other debt related to CFVs	12,945	─		─		5,954
Subordinated debt issued by MFH	101,161	─		─		41,507
Subordinated debt issued by MFI	6,466	─		─		5,099
Guarantee obligations (1)	3,652	─		─		11,690

(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $8.0 million at June 30, 2017, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

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

Asset management fee receivable from TC Fund I – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments from actual or anticipated residual events are discounted based upon a market yield.

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 14.5% at June 30, 2017 and December 31, 2016.  As outlined in the table above, at June 30, 2017, the aggregate fair value was measured at $46.6 million.  At June 30, 2017, the measured fair value of this debt would have been $54.6 million and $40.5 million using a market yield of 12.0% and 17.0%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

At June 30, 2017 and December 31, 2016, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $13.6 million and $14.5 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond from certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.    The Company made no guarantee payments for the six months ended June 30, 2017.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  At June 30, 2017, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At June 30, 2017 and December 31, 2016, the Company had $8.0 million and $8.6 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fees.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the investor will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At June 30, 2017, the Company had $3.6 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.

At June 30, 2017 and December 31, 2016, the Company had $20.5 million and $25.6 million, respectively, of collateral that was primarily pledged towards the guarantee exposure associated with the 11 Guaranteed Funds and TC Fund I.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed from this collateral.

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

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	June 30, 2017		December 31, 2016
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$392,518	$53	$392,518	$186
TC Fund I	109,587	3,593	109,587	3,805
LTPPs	536	6	536	12

(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $388.4 million related to the 11 Guaranteed Funds we consolidated at June 30, 2017 and December 31, 2016.  See Note 13, “Consolidated Funds and Ventures,” for more information.

Collateral and Restricted Assets

The following table summarizes assets that are either pledged or restricted for the Company’s use at June 30, 2017 and December 31, 2016.  This table also reflects certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	June 30, 2017
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$5,945	$136,412	$ ─	$	─	$142,357
Other (1)	16,411	4,231	─		─	20,642
CFVs (2)	23,770	─	119,444		42,727	185,941
Total	$46,126	$140,643	$119,444		$42,727	$348,940

(1)	Majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

	At
	December 31, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$13,928	$129,746	$ ─	$	─	$143,674
Other (1)	19,992	5,868	─		─	25,860
CFVs (2)	23,584	─	137,773		44,551	205,908
Total	$57,504	$135,614	$137,773		$44,551	$375,442

(1)	Majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees that it has provided.
(2)	These are assets held by CFVs.

Note 9—Commitments and Contingencies

Operating Leases

At June 30, 2017, the Company had four non-cancelable operating leases that expire in 2017, 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million for the three months and six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at June 30, 2017:

(in thousands)
2017	$148
2018	300
2019	316
2020	185
2021	129
Thereafter	304
Total minimum future rental commitments	$1,382

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business.  These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At June 30, 2017, the Company had no significant litigation matters.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income from continuing operations	$7,322	$5,047	$3,836	$21,569
Net income from discontinued operations	95	83	137	166
Net income to common shareholders	$7,417	$5,130	$3,973	$21,735

Basic weighted-average shares (1)	5,893	6,289	5,915	6,406
Common stock equivalents (2), (3), (4)	382	─	─	4
Diluted weighted-average shares	6,275	6,289	5,915	6,410

(1)	Includes common shares issued and outstanding, as well as deferred shares of employees and non-employee directors that have vested but are not issued and outstanding.
(2)

At June 30, 2017, 410,000 stock options were in the money and had a potential dilutive share impact of 382,278 and 381,435 for the three months and six months ended June 30, 2017, respectively.  For the six months ended June 30, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At June 30, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 371,943 and 369,495 for the three months and six months ended June 30, 2016, respectively.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 4,110 for the six months ended June 30, 2016.  There was no dilutive impact for the three months ended June 30, 2016.  For the three months and six months ended June 30, 2016, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the three months and six months ended June 30, 2017, all options were vested in the money as of January 1, 2017 and thus none were excluded from the calculations of diluted earnings per share.  For the three months and six months ended June 30, 2016, the weighted-average number of options excluded from the calculations of diluted earnings per share was 478 and 3,344, respectively, either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On  December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  During the second quarter of 2017, the Company purchased 42,100 shares at an average price of $23.29.  Between July 1, 2017 and August 3, 2017, the Company repurchased 28,741 shares at an average price of $22.99.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $24.94 per share.

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

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Guaranteed Funds	$108,548	$128,734
Consolidated Property Partnerships	5,695	6,220
IHS PM	66	45
Total	$114,309	$134,999

Guaranteed Funds

At June 30, 2017 and December 31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At June 30, 2017 and December 31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 13, “Consolidated Funds and Ventures,” for more information.

IHS  PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At June 30, 2017 and December 31, 2016, the Company owns 60%  of IHS PM and the third party property manager owns the remaining 40%.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the three months ended June 30, 2017:

	Bonds	Income	Foreign
	Available-	Tax	Currency
(in thousands)	for-sale	Expense	Translation	AOCI
Balance, April 1, 2017	$41,805	$(243)	$(3,392)	$38,170
Unrealized net gains (losses)	539	─	(14)	525
Income tax benefit	─	243	─	243
Net change in AOCI	539	243	(14)	768
Balance, June 30, 2017	$42,344	$ ─	$(3,406)	$38,938

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

The following table provides information related to the net change in AOCI that is allocable to common shareholders for the six months ended June 30, 2017:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Unrealized net gains (losses)	1,346	(226)	1,120
Net change in AOCI	1,346	(226)	1,120
Balance, June 30, 2017	$42,344	$(3,406)	$38,938

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Employees’ Stock-Based Compensation Plans (1)	$(164)	$765	$1,579	$1,548
Non-employee Directors’ Stock-Based Compensation Plans	89	74	178	148
Total	$(75)	$839	$1,757	$1,696

(1)

Compensation expense associated with Employee’s Stock-Based Compensation Plans declined in the second quarter of 2017 as the Company’s stock price decreased from $23.25 at March 31, 2017 to $22.85 at June 30, 2017.

Employees’ Stock-Based Compensation Plans

At June 30, 2017,  there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options were vested as of June 30, 2017.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2016	416	$3.52	5.3	$5,283	$5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at December 31, 2016	410	1.56	4.4	7,149	7,166
Forfeited/Expired in 2017	─
Outstanding at June 30, 2017	410	1.56	3.9	8,727	8,745

Number of options that were exercisable at:
December 31, 2016	410	1.56	4.4
June 30, 2017	410	1.56	3.9

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000; 410,000; and 416,211; at June 30, 2017, December 31, 2016 and January 1, 2016, respectively.

The value of employee options increased by $1.6 million during the six months ended June 30, 2017, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

All of the Company’s employee deferred shares were vested and issued.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 412,260 were available to be issued at June 30, 2017.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June 30, 2017 and 2016.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
June 30, 2017	$88,750	─	3,917	$ ─	─	$177,500
June 30, 2016	73,750	─	4,523	16.31	─	147,500

Note  12—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months and six months ended June 30, 2017 and 2016 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Other income	$69	$84	$138	$167
Other expense	(1)	(1)	(1)	(1)
Income tax benefit	27	─	─	─
Net income from discontinued operations	95	83	$137	$166
Loss from discontinued operations allocable to noncontrolling interests	─	─	─	─
Net income to common shareholders from discontinued operations	$95	$83	$137	$166

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

Consolidated Property Partnerships

At June 30, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Because the Company was determined to be the primary beneficiary, the four entities have been consolidated by the Company for financial reporting purposes at June 30, 2017.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Cash, cash equivalents and restricted cash	$23,770	$23,584
Investments in LTPPs	119,444	137,773
Real estate held for use, net	24,499	36,942
Real estate held for sale, net	12,007	145
Other assets	6,221	7,464
Total assets of CFVs	$185,941	$205,908

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Total assets of the LTPPs (1)	$1,141,299	$1,124,274
Total liabilities of the LTPPs (1)	934,177	937,335

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the net loss of the LTPPs related to CFVs:

	For the six months ended
	June 30,
(in thousands)	2017	2016
Net loss	$(13,236)	$(13,190)

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  exposure to loss associated with our financial guarantees as described above and exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $388.4 million at June 30, 2017 and December 31, 2016, while the Company’s maximum exposure to loss related to its investments in bonds was $87.5 million and $87.6 million at June 30, 2017 and December 31, 2016, respectively.

Real estate held for use, net

The following provides information about the assets of the consolidated property partnerships that were classified as held for use as of the specified reporting dates:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Building, furniture and fixtures	$22,975	$33,281
Accumulated depreciation	(1,612)	(1,085)
Land	3,136	4,746
Total	$24,499	$36,942

Depreciation expense was $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively and $0.9 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months and six months ended June 30, 2017 and 2016.

Real estate held for sale, net

The following provides information about the assets of the consolidated property partnership that was classified as held for sale as of the specified reporting dates:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Cash	$431	$145
Building, furniture and fixtures	10,306	─
Accumulated depreciation	(359)	─
Land	1,610	─
Other assets	19	─
Total	$12,007	$145

During the second quarter of 2017, the Company redesignated one of the properties within its consolidated property partnerships from real estate held for use to real estate held for sale.  The Company began marketing the property for sale during the second quarter of 2017, with the expected disposal to be completed by December 31, 2017.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2017	2016
Debt (1), (2)	$12,945	$13,029
Unfunded equity commitments to unconsolidated LTPPs	8,103	8,103
Asset management fee payable	28,820	28,373
Other liabilities (3)	4,297	4,209
Total liabilities of CFVs	$54,165	$53,714

(1)

At June 30, 2017 and December 31, 2016, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.3% and 5.8%, respectively, and was due on demand.

(2)

At June 30, 2017 and December 31, 2016, $6.2 million and $6.3 million, respectively, of this debt was related to two consolidated property partnerships and had a UPB of $5.4 million and weighted-average effective interest rate of 4.0% with various maturity dates through March 11, 2029.

(3)	At June 30, 2017, $0.1 million of other liabilities is associated with the consolidated property partnership designated as held for sale.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Rental and other income from real estate	$1,320	$462	$2,633	$784
Interest and other income	425	264	619	761
Total revenue from CFVs	1,745	726	3,252	1,545

Expenses:
Depreciation and amortization	865	681	1,811	1,368
Interest expense	156	132	316	259
Other operating expenses	1,966	1,697	3,925	2,986
Asset impairments	6,795	6,504	11,400	12,769
Total expenses from CFVs	9,782	9,014	17,452	17,382

Net losses related to CFVs:
Investment (losses) gains	─	(598)	10	(598)
Equity in losses from LTPPs of CFVs	(3,974)	(4,937)	(7,448)	(10,623)
Net loss	(12,011)	(13,823)	(21,638)	(27,058)
Net losses allocable to noncontrolling interests in CFVs (1)	11,572	12,322	20,712	24,822
Net loss allocable to the common shareholders related to CFVs	$(439)	$(1,501)	$(926)	$(2,236)

(1)

Excludes $49 and $66 of net gain allocable to the noncontrolling interest holder in IHS PM for the three months ended June 30, 2017 and 2016, respectively.  Excludes $52 and $109 of net gain allocable to the noncontrolling interest holder in IHS PM for the six months ended June 30, 2017 and 2016, respectively.  These amounts are excluded from this presentation because IHS PM and its related activity are not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Guarantee fees	$288	$331	$576	$662
Interest income	331	65	664	65
Equity in losses from LTPPs	(1,089)	(1,354)	(2,207)	(2,483)
Equity in income from Consolidated Property Partnerships	31	55	41	118
Other expenses	─	(598)	─	(598)
Net loss allocable to the common shareholders related to CFVs	$(439)	$(1,501)	$(926)	$(2,236)

Note  14—Segment Information

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs. We have revised the presentation for the three months and six months ended June 30, 2016, which had no impact on Net income to common shareholders.

	For the three months ended June 30, 2017
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$2,938		$43	$24	$(331)	(1)	$2,674
Total interest expense	(444)		─	─	─		(444)
Net interest income	2,494		43	24	(331)		2,230

Total fee and other income	5,103		2,178	─	(288)	(2)	6,993
Revenue from CFVs	1,745		─	─	─		1,745
Total non-interest revenue	6,848		2,178	─	(288)		8,738
Total revenues, net of interest expense	9,342		2,221	24	(619)		10,968
Operating and other expenses:
Interest expense	(82)		─	(1,139)	─		(1,221)
Operating expenses	(2,049)		(2,231)	(1,084)	─		(5,364)
Other expenses, net	(221)		(47)	(30)	─		(298)
Expenses from CFVs	(10,432)		─	─	650	(1), (2), (3)	(9,782)
Total operating and other expenses	(12,784)		(2,278)	(2,253)	650		(16,665)
Net (losses) gains on assets and derivatives	(794)		─	3,829	─		3,035
Equity in income (losses) from unconsolidated funds and ventures	2,875	(3)	15	─	(31)	(3)	2,859
Equity in losses from Lower Tier Property Partnerships of CFVs	(3,974)		─	─	─		(3,974)
(Loss) income from continuing operations before income taxes	(5,335)		(42)	1,600	─		(3,777)
Income tax expense	─		─	(424)	─		(424)
Income from discontinued operations, net of tax	67		─	28	─		95
Net (loss) income	(5,268)		(42)	1,204	─		(4,106)
Loss (income) allocable to
noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	11,572		(49)	─	─		11,523
Net income (loss) allocable to common shareholders	$6,304		$(91)	$1,204	$ ─		$7,417

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.3 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the second quarter of 2017 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.03 million of gains in U.S. Operations.

	For the three months ended June 30, 2016
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$3,614		$29	$13	$(65)	(1)	$3,591
Total interest expense	(451)		─	(101)	─		(552)
Net interest income	3,163		29	(88)	(65)		3,039

Total fee and other income	1,717		1,823	6	(331)	(2)	3,215
Revenue from CFVs	726		─	─	─		726
Total non-interest revenue	2,443		1,823	6	(331)		3,941
Total revenues, net of interest expense	5,606		1,852	(82)	(396)		6,980
Operating and other expenses:
Interest expense	(14)		─	(1,061)	─		(1,075)
Operating expenses	(2,130)		(2,094)	(1,355)	─		(5,579)
Other expenses	(1,305)		2	(30)	598	(3)	(735)
Expenses from CFVs	(8,867)		─	─	(147)	(1), (2), (4)	(9,014)
Total operating and other expenses	(12,316)		(2,092)	(2,446)	451		(16,403)
Net gains on assets and derivatives	1,452		─	─	─		1,452
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	4,205		─	─			4,205
Equity in income (losses) from unconsolidated funds and ventures	2,242	(4)	(61)	─	(55)	(4)	2,126
Net losses related to CFVs	(598)						(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,937)		─	─	─		(4,937)
Loss from continuing operations before income taxes	(4,346)		(301)	(2,528)	─		(7,175)
Income tax expense	─		─	(34)	─		(34)
Income from discontinued operations, net of tax	83		─	─	─		83
Net (loss) income	(4,263)		(301)	(2,562)	─		(7,126)
Loss (income) allocable to
noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	12,322		(66)	─	─		12,256
Net income (loss) allocable to common shareholders	$8,059		$(367)	$(2,562)	$ ─		$5,130

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

	For the six months ended June 30, 2017
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$6,139		$91	$42	$(664)	(1)	$5,608
Total interest expense	(855)		─		─		(855)
Net interest income	5,284		91	42	(664)		4,753

Total fee and other income	6,392		6,007	─	(576)	(2)	11,823
Revenue from CFVs	3,252		─	─	─		3,252
Total non-interest revenue	9,644		6,007	─	(576)		15,075
Total revenues, net of interest expense	14,928		6,098	42	(1,240)		19,828
Operating and other expenses:
Interest expense	(157)		(1)	(2,289)	─		(2,447)
Operating expenses	(5,294)		(5,008)	(3,333)	─		(13,635)
Other expenses, net	(484)		388	(60)	─		(156)
Expenses from CFVs	(18,723)		─	─	1,271	(1), (2), (3)	(17,452)
Total operating and other expenses	(24,658)		(4,621)	(5,682)	1,271		(33,690)
Net (losses) gains on assets, derivatives and extinguishment of liabilities	(4,090)		─	3,829	─		(261)
Equity in income (losses) from unconsolidated funds and ventures	4,982	(3)	(38)	─	(41)	(3)	4,903
Net gains related to CFVs	─		─	─	10		10
Equity in losses from Lower Tier Property Partnerships of CFVs	(7,448)		─	─	─		(7,448)
(Loss) income from continuing operations before income taxes	(16,286)		1,439	(1,811)	─		(16,658)
Income tax expense	─		─	(166)	─		(166)
Income from discontinued operations, net of tax	137		─	─	─		137
Net (loss) income	(16,149)		1,439	(1,977)	─		(16,687)
(Income) loss allocable to
noncontrolling interests:
Net (income) losses allocable to
noncontrolling interests in CFVs:
Related to continuing operations	20,712		(52)	─	─		20,660
Net income (loss) allocable to common shareholders	$4,563		$1,387	$(1,977)	$ ─		$3,973

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.7 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first six months of 2017 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

(3)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.04 million of gains in U.S. Operations.

	For the six months ended June 30, 2016
					Income
	U.S.		International		Allocation		MMA
(in thousands)	Operations		Operations	Corporate	Reclassifications		Consolidated
Total interest income	$7,263		$56	$28	$(65)	(1)	$7,282
Total interest expense	(891)		─	(210)	−		(1,101)
Net interest income	6,372		56	(182)	(65)		6,181

Total fee and other income	3,107		3,281	28	(662)	(2)	5,754
Revenue from CFVs	1,545		─	─	−		1,545
Total non-interest revenue	4,652		3,281	28	(662)		7,299
Total revenues, net of interest expense	11,024		3,337	(154)	(727)		13,480
Operating and other expenses:
Interest expense	(14)		─	(2,103)	─		(2,117)
Operating expenses	(4,372)		(4,028)	(3,394)	─		(11,794)
Other expenses	(1,452)		120	(49)	598	(3)	(783)
Expenses from CFVs	(17,629)		─	─	247	(1), (2), (4)	(17,382)
Total operating and other expenses	(23,467)		(3,908)	(5,546)	845		(32,076)
Net gains on assets, derivatives and extinguishment of liabilities	4,541		─	4	─		4,545
Net gains transferred into net income from AOCI due to real estate foreclosure	15,647		─	─	─		15,647
Equity in income (loss) from unconsolidated funds and ventures	6,925	(4)	(220)	─	(118)	(4)	6,587
Net losses related to CFVs	(598)		─	─	─		(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(10,623)		─	─	─		(10,623)
Income (loss) from continuing operations before income taxes	3,449		(791)	(5,696)	─		(3,038)
Income tax expense	─		─	(106)	─		(106)
Income from discontinued operations, net of tax	166		─	─	─		166
Net income (loss)	3,615		(791)	(5,802)	─		(2,978)
Loss allocable to noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	24,822		(109)	─	─		24,713
Net income (loss) allocable to common shareholders	$28,437		$(900)	$(5,802)	$ ─		$21,735

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

(3)

Represents a lower of cost or market adjustment on a property held for sale that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purpose of the table above, the $0.6 million was reflected in other expenses for U.S. Operations.

(4)

Represents equity in income from the Consolidated Property Partnerships that the Company recognized as an allocation (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the Company recognized $0.1 million of gains in U.S. Operations.

The following table provides information about total assets by segment:

	June 30,	December 31,
(in thousands)	2017	2016
ASSETS
U.S. Operations (includes $185,941 and $205,908 related to CFVs)	$486,931	$517,286
Corporate Operations	37,861	48,459
International Operations	11,247	8,454
Total MMA consolidated assets	$536,039	$574,199

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that because remediation of the material weaknesses in our internal control over financial reporting described in our 2016 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at June 30, 2017.

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

The control deficiencies described above resulted in immaterial errors in certain accounts in the Company’s preliminary financial statements that were corrected prior to the issuance of the Company’s consolidated financial statements at December 31, 2016, as well as the correction of an immaterial error that was disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2016.    The Company believes the material weakness continues to exists because the Company’s remediation effort is ongoing.

Changes in Internal Control Over Financial Reporting

Other than the continued implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2017, the Company had executed the following steps in connection with its remediation plan:

•

The Company completed a review and implementation of GITCs over its general ledger and network provisioning, including access restrictions to where spreadsheets are stored on our network and have begun preliminary testing;

•	The Company designed and implemented standards to be followed to clearly evidence the execution of GITCs;

•

The Company expanded its spreadsheet policy to incorporate enhanced standards over (i) its risk assessment of spreadsheets and (ii) how to evidence the execution of key control activities over the Company’s spreadsheets; and

•

The Company has implemented its corporate spreadsheet policy and has also sponsored a training on its spreadsheet policy for personnel that are accountable for internal control over financial reporting.

All enhancements to the Company’s internal control over financial reporting that were implemented by the Company as of June 30, 2017 are subject to continued evaluation by management and testing by the Company’s registered public accountants.  Although we expect that full implementation of this plan will result in the remediation of the Company’s material weaknesses, we cannot provide any assurance that these efforts will be successful, or that we will not identify additional control deficiencies in future periods.

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

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2017.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2017.

Issuer Purchases of Equity Securities

Table 20 provides information on the Company’s common share repurchases during the three months ended June 30, 2017.

Table 20:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
4/1/2017 - 4/30/2017	15	$23.34	15	477
5/1/2017 - 5/31/2017	24	23.25	24	453
6/1/2017 - 6/30/2017	3	23.38	3	450
	42	23.29	42

(1)

On December 1, 2016, the Board authorized the 2017 Plan, which permits the repurchase of up to 580,000 shares.  Between July 1, 2017 and August 3, 2017, we repurchased 28,741 shares at an average price of $22.99.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $24.94 per share.  Unless amended, the 2017 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2017, whichever comes first.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

7

MMA CAPITAL MANAGEMENT, LLC

Dated:	August 9, 2017	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	August 9, 2017
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	August 9, 2017
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

E-1