Form 10-Q
period 2017-09-30
MMA CAPITAL MANAGEMENT, LLC
filed 2017-11-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 5,814,660 shares of common shares outstanding at November 2, 2017.

i

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended September  30, 2017 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

___________________________________________________________________________________________________________

	As of and for the period ended
(in thousands, except per common share data)	3Q17	2Q17	1Q17	4Q16	3Q16
Selected income statement data
Net interest income	$1,943	$2,230	$2,523	$2,804	$3,840
Non-interest revenue	10,071	8,738	6,337	3,840	4,655
Total revenues, net of interest expense	12,014	10,968	8,860	6,644	8,495

Operating and other expenses	25,153	16,665	17,025	17,529	17,556
Net gains (losses) from bonds and other continuing operations	9,982	1,920	(4,716)	18,977	(1,105)
Net (loss) income from continuing operations before income taxes	(3,157)	(3,777)	(12,881)	8,092	(10,166)

Income tax (expense) benefit	(384)	(424)	258	(530)	(43)
Net income from discontinued operations, net of tax	280	95	42	81	1,285
Loss allocable to noncontrolling interests	13,182	11,523	9,137	8,799	13,099
Net income (loss) allocable to common shareholders	$9,921	$7,417	$(3,444)	$16,442	$4,175
Earnings per share data
Net income (loss) allocable to common shareholders: Basic	$1.69	$1.26	$(0.58)	$2.72	$0.68
Diluted	1.69	1.16	(0.58)	2.62	0.64

Average shares: Basic	5,871	5,893	5,937	6,034	6,174
Diluted	5,871	6,275	5,937	6,408	6,549
Market and per common share data
Market capitalization	$143,952	$132,428	$135,725	$112,589	$110,300
Common shares at period-end	5,836	5,881	5,921	6,008	6,133
Share price during period:
High	25.05	24.00	23.50	19.10	19.25
Low	18.00	22.00	19.00	17.10	17.78
Closing price at period-end	25.05	22.85	23.25	19.00	18.22
Book value per common share: Basic	23.26	21.69	20.32	20.86	21.53
Diluted	23.26	21.69	20.32	20.75	21.34
Selected balance sheet data (period end)
Cash and cash equivalents	$32,341	$37,482	$29,979	$45,525	$21,741
Bonds available-for-sale	142,951	151,662	152,385	155,981	179,435
All other assets (without consolidated funds and ventures ("CFVs")	186,404	160,954	178,639	166,785	183,507
Assets of CFVs	173,800	185,941	196,707	205,908	204,221
Total assets	$535,496	$536,039	$557,710	$574,199	$588,904

Debt (without CFVs)	$211,825	$212,151	$227,530	$230,042	$233,306
All other liabilities (without CFVs)	31,907	27,867	30,445	30,120	27,129
Liabilities of CFVs	54,986	54,165	53,574	53,714	52,899
Noncontrolling equity	101,052	114,309	125,862	134,999	143,511
Total liabilities and noncontrolling equity	399,770	408,492	437,411	448,875	456,845
Common shareholders' equity	$135,726	$127,547	$120,299	$125,324	$132,059
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$127,547	$120,299	$125,324	$132,059	$122,114
Net income (loss) allocable to common shareholders	9,921	7,417	(3,444)	16,442	4,175
Other comprehensive income (loss) allocable to common shareholders	61	768	352	(20,901)	6,930
Common share repurchases	(1,161)	(982)	(1,770)	(2,321)	(1,190)
Other changes in common shareholders' equity	(642)	45	(163)	45	30
Common shareholders' equity - at end of period	$135,726	$127,547	$120,299	$125,324	$132,059
2

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

___________________________________________________________________________________________________________

MMA Capital Management, LLC was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  We invest for our own account and co-invest with our institutional capital partners.  We derive revenue from returns on our investments as well as asset management, performance and other fees from the investments, funds and ventures we manage.

The Company operates through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.  Refer to Notes to Consolidated Financial Statements – Note 14, “Segment Information,” for more information about the revenues, operating profit and loss and total assets for each of our reportable segments.

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

The bonds we hold are fixed rate and unrated.  Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.  This portfolio also includes a subordinated investment in a collateralized mortgage-backed security that finances multifamily housing property.

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

Table 1 provides key metrics related to all bonds in which we have an economic interest, including bonds in which we acquired an economic interest through TRS agreements (such bonds and TRS agreements are hereinafter referred to collectively as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 5, “Debt,” and Note 6, “Derivative Instruments,” for more information about how TRS and interest rate risk management agreements are reported in the Company’s financial statements.

Table 1:  Bond Portfolio - Summary

	At September 30, 2017
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$169,492	$182,263	6.42%		6.42%		1.19	x	21	19
Non-performing (1)	21,041	23,042	6.42%		3.87%		0.96	x	3	2
Subordinated cash flow (2)	9,620	9,717	6.78%		1.54%		N/A		3	─
Total multifamily tax-exempt
bonds	$200,153	$215,022	6.42%	(5)	6.14%	(5)	1.17	x	27	21

Infrastructure bonds	$27,050	$22,405	6.75%		6.75%		0.63	x	2	N/A

Other bonds	$10,000	$10,456	4.50%		4.50%		N/A		1	N/A
Total Bond Portfolio (3), (4)	$237,203	$247,883	6.38%	(5)	6.14%	(5)	1.10	x	30	21

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments.  As a result, debt service coverage is not calculated for these investments.

(3)

Includes nine bonds with a combined UPB and fair value of $71.2 million and $76.3 million, respectively, that were financed with TRS agreements that had a combined notional amount of $72.5 million and that were accounted for as derivatives at September 30, 2017.  The Bond Portfolio also includes seven bonds with a combined UPB and fair value of $84.5 million and $88.6 million, respectively, that were financed with TRS agreements that had a combined notional amount of $84.0 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(4)

Includes the following bond investments that have been eliminated for financial statement purposes:  (i) an investment in a performing multifamily tax-exempt bond that, at September 30, 2017, had a UPB of $12.2 million and a fair value of $12.9 million and is subject to two TRS agreements with a combined notional amount of $12.4 million; and (ii) two investments in defaulted multifamily tax-exempt bonds that, at September  30, 2017, had a combined UPB of $11.1 million and a combined fair value of $15.7 million of which one is subject to a TRS agreement with a notional amount of $5.0 million.  Underlying real estate with a carrying value of $25.9 million at September  30, 2017 has been recognized in our Consolidated Balance Sheets as a result of the consolidation of the corresponding real estate partnerships.

(5)

Excludes the effects of subordinated cash flow bonds.  If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.39%, respectively, at September  30, 2017, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 5.92% and 5.95%, respectively at September  30, 2017.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at September 30, 2017.
(7)

Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(8)	As of June 30, 2017, the Bond Portfolio contained 34 bonds, which included 28 multifamily tax-exempt bonds that were collateralized by 22 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB increased from 104.4% at June  30, 2017 to 104.5% at September  30, 2017, while the weighted-average debt service coverage ratio of the Bond Portfolio improved from 1.08x at June  30, 2017 to 1.10x at September 30, 2017.

Other Investments of the Leveraged Bonds Business Line

At September 30, 2017, we owned, or were an equity partner in,  two direct investments in real estate consisting of one land parcel and a mixed-use town center development whose incremental tax revenues secure our infrastructure bond investments.  The carrying value of the two direct investments was $21.2 million as of September 30, 2017.

LIHTC

In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provide asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  Since the formation of TC Fund I, various of the affordable properties in which it had an interest have been sold and, as of December 31, 2016, TC Fund I had investments in approximately 475 properties.  Through this business line, we also have loan receivables from, and an option to purchase, a tax credit asset manager.  At September  30, 2017, the tax credit asset manager had approximately 240 properties under management.  Additionally, we made guarantees through this business line to some of our institutional investors related to the yield on the funds, the receipt of tax credits and the performance of the underlying assets.

TC Fund  I

As consideration for providing asset management and administrative services to TC Fund I, the Company is due an asset management fee of 2% per annum on the initial capital contribution of $211.4 million by the investor with which the Company partnered to form TC Fund I.  Asset management fees are generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) repay any mandatory loans made by the Company to fund investor tax credit losses; 4) pay any expense loans; 5) establish any required reserves; and 6) pay any accrued guarantee fees.  Cash flows to TC Fund I are generated primarily from residual events that generally occur at the end of the tax compliance period and are generally outside of the control of the Company in terms of whether and when they occur.    We anticipate that a significant amount of these properties will not generate any material residual value to the Company.  Any accrued but unpaid asset management fees bear interest at 6% per annum compounded annually.

During the third quarter of 2017, the Company recognized $4.0 million of asset management fees in its Consolidated Statements of Operations as a component of “Asset management fees and reimbursements” and,  at  September  30, 2017, the Company had a $6.3 million asset management fee receivable from TC Fund I.

In connection with the formation of TC Fund I, the Company also provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company was contractually entitled to receive $4.2 million in guarantee fees from TC Fund I and, on December 31, 2015, recognized a guarantee fee receivable for this amount in conjunction with recognizing a liability of equal size related to its obligation to stand ready to perform under this guarantee.  At September  30, 2017, this guarantee fee receivable, inclusive of accrued interest, had been fully collected by  the Company.  At September 30, 2017, the carrying value of our guarantee obligation to TC Fund I was $2.9 million.

To cover certain costs associated with the organization of TC Fund I, the Company advanced a loan of $5.3 million to TC Fund I upon its formation.  This loan accrues interest at 9.5% per annum, compounds annually and will be repaid by TC Fund I after it pays accrued guarantee and asset management fees.  At September  30, 2017, this loan, which had a carrying value of $0.2 million, was on non-accrual status due to the timing and amount of cash flow projections for the loan and its payment priority in TC Fund I’s waterfall, among other factors.  The non-accrual status of this loan is re-assessed by the Company each reporting period.

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

We provided two general types of guarantees in connection with these transactions: (i) LIHTC fund-level guarantees where the Company, directly and indirectly, guaranteed the investors’ return on investment (“Guaranteed Funds”); and (ii) individual indemnifications to specific investors in non-guaranteed LIHTC funds related to the performance of specific LTPPs.   Because the LTPPs and the LIHTC funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC funds receive the tax benefit of the credits generated by the LTPPs.  In order for the investors in the Guaranteed Funds to benefit from low-income housing tax credits, the LTPPs in which these entities invest must operate affordable housing properties in compliance with a number of requirements in the Internal Revenue Code (the “Code”) and the regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low-income housing tax credits, including recapture of credits that were previously taken, potentially creating a liability under our guarantee.  The execution of these guarantees caused the Company to consolidate the Guaranteed Funds for financial reporting purposes.

As consideration for providing these guarantees, the Company received upfront guarantee fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  At September 30, 2017, the unamortized balance of the Company’s deferred guarantee fees was $7.7 million.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from these entities are not classified as revenues in our Consolidated Statements of Operations but rather as income that is allocated to us from CFVs.

When the Company sold its LIHTC business in 2014 to a tax credit asset manager, it agreed to indemnify the tax credit asset manager from investor claims related to those guarantees and, therefore, we continue to be obligated on our guarantees to investors in these funds.    Additionally, to facilitate this sale transaction, the Company made a bridge loan and a subordinated loan to the tax credit manager.  As of September 30, 2017, only the subordinated loan, which matures on June 30, 2025, remains outstanding.  This subordinated loan, which had a UPB of $13.0 million as of September 30, 2017, is non-amortizing, bears interest at a base rate of 11% that is paid quarterly and has a contingent interest feature that provides up to an additional 13% of interest annually.  However, because the conveyance of the Company’s LIHTC business could not be treated as a sale for financial reporting purposes, this subordinated loan is not recognized in the Company’s financial statements.  As a result, principal and interest payments that are made to the Company are deferred in the Company’s Consolidated Balance Sheets, as a component of “Other Liabilities.”  At September  30, 2017, the Company had recorded $9.5 million of deferred revenue in connection with principal and interest payments received from the tax credit asset manager.

As consideration for the sale of the Company’s LIHTC business in 2014, the Company also received an option to purchase the tax credit asset manager, which primarily manages LIHTC investments on behalf of third party investors and for its own account.  The purchase price for the option is $12.0 million, subject to various purchase price adjustments which as of September 30, 2017, would increase the purchase price to $13.2 million.    We have the ability to exercise the option to purchase the tax credit manager between September 30, 2019 and September 30, 2024, although this may be accelerated for certain events or by mutual agreement among both parties.

Direct Real Estate Investments

At September 30, 2017, the Company owned one real estate investment that it acquired during the third quarter of 2017.  This investment, which consists of a 98.99% LP interest in a partnership that owns affordable housing, had a carrying value of $0.8 million at September 30, 2017.

At September 30, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% to 1.00%.  Two of these interests are in partnerships that own affordable multifamily properties that collateralize three of our bond investments.  The Company consolidates all four partnerships for financial reporting purposes and, as a result, recognizes underlying affordable multifamily properties on its Consolidated Balance Sheets.  Such partnerships had a  net carrying value of $25.1 million at September  30, 2017.    Refer to Notes to Consolidated Financial Statements – Note 13, “Consolidated Funds and Ventures” for more information about the assets and liabilities of these consolidated property partnerships.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value,” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our LIHTC business line.

Energy Capital

In our Energy Capital business line, our wholly owned subsidiary, MMA Energy Capital, LLC (“MEC”), originates late-stage development, construction and permanent loans directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to enable developers,  design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”); Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”).  MEC provides loan origination, servicing, asset management and other management services to the Solar Ventures entitling it to receive reimbursement for most costs that the Company incurs in executing its responsibilities as administrative member for the Solar Ventures.  In this business line, we also manage one legacy solar asset.

The Company made an initial $75.0 million non-cash capital contribution into REL in November 2016 that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  As a result of this exchange, our interest in REL provides us with an indirect interest in SCL and SPL.  As stipulated in the governing documents of REL, our partner will make 100% of incremental capital contributions to REL until it has funded 85% of the equity invested, and will receive 100% of the capital distributions from REL until it has received a return of all of its contributed capital, thereby causing our ownership interest in the Solar Ventures to fluctuate.  At September  30, 2017, the Company’s investment in REL had a carrying value of $77.8 million, which represented a 64.5% ownership interest.  We received $2.3 million and $4.2 million of cash distributions from REL during the three months and nine months ended September  30, 2017, respectively.

Upon the formation of SDL, the Company and its capital partner agreed to contribute 50% of the initial and incremental capital contributions to the partnership.  However, during the third quarter of 2017, the partners agreed that the Company would fund 10% and our capital partner would fund the remaining 90% for a particular portfolio of loans, thereby causing our ownership interest in SDL to decrease in percentage terms.  At September 30, 2017, the Company’s investment in SDL had a carrying value of $11.6 million, representing a 10.6% ownership interest.

At September 30, 2017, the UPB of loans that were funded through the Solar Ventures was $286.1 million.  Loans outstanding at September  30, 2017 had a weighted-average tenor and coupon of 9 months and 8.3%, respectively.

Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value,” for more information about the fair value measurement of certain of our contractual rights and obligations that we maintain through our Energy Capital business line.

International Operations

We manage our International Operations segment through two wholly owned subsidiaries, International Housing Solutions S.à r.l. (“IHS”) and IHS Property Management Proprietary Limited (“IHS PM”).  IHS’s strategy is to raise, invest in and manage funds and ventures that invest in residential real estate.  This includes four private real estate funds and a publicly-traded real estate investment trust (“REIT”).  IHS earns asset management fees from all five investment vehicles and also invests as a limited partner in the four funds it manages and is entitled to special distributions based on the funds’ returns.

IHS currently manages five investment vehicles:

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

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), a single-investor fund with a large North American institutional investor targeted at the emerging middle class in South Africa,  began operations in November 2013.  At September 30, 2017,  IHS and its partner had contributed approximately $68.0 million to the venture, financing investments in seven different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not anticipate this venture making new investments.

•

IHS Fund II was formed for the purposes of investing, directly and indirectly, in housing development projects in South Africa and in other selected countries in Sub-Saharan Africa.  IHS Fund II SA and IHS Fund II SSA (collectively “IHS Fund II”) were established as two separate funds for making investments in South Africa and in other countries in Sub-Saharan Africa.

o

IHS Fund II SA (“IHS Fund II SA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa.  IHS Fund II SA began operations in July 2014 and, at September  30, 2017,  had raised approximately $113.4 million of LP capital from 11 investors.  IHS Fund II SA also has an additional maximum participating debt commitment from OPIC for $80 million.  At September 30, 2017, IHS Fund II SA had closed 17 investments that represent a total of 5,550 affordable for-sale and rental housing units in South Africa.

o

IHS Fund II SSA (“IHS Fund II SSA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana.  IHS Fund II SSA began operations in July 2014 and, at September  30, 2017,  had raised approximately $34.7 million of LP capital from two investors.

•

Transcend Residential Property Fund Limited (“Transcend”) is a REIT that was listed on the AltX of the Johannesburg Stock Exchange in December 2016.  The primary strategy of Transcend is to acquire multifamily residential properties, with a focus on housing opportunities that are affordable, lifestyle enhancing and located in well-situated and high growth urban areas of South Africa.  At September 30, 2017, Transcend owned a portfolio of 13 properties that have approximately 2,500 units and that were previously part of the SAWHF portfolio.  At September  30, 2017, SAWHF owned 89% of the common shares of Transcend.

In managing these funds, we are paid asset management fees and, in most cases, earn a return on our co-investment and have the opportunity to earn performance fees after various investment hurdles are met.

IHS PM provides property management services to a substantial portion of the properties in our IHS-managed funds.  During the third quarter of 2017, the Company acquired 40% of IHS PM shares outstanding that it did not previously own, giving the Company 100% ownership in IHS PM.

During the third quarter of 2017, IHS purchased from a third party an 11.85% ownership interest in SAWHF for 153.1 million rand, or approximately $11.8 million.  As part of this transaction, the third party committed to invest the proceeds that it received into IHS Fund II SA, subject to the same conditions that governed the third party’s original investment in SAWHF and that include, but are not limited to, a commitment by IHS to purchase the third party’s ownership interest in IHS Fund II SA ten years from the initial close date of such fund (or, by the expiry of the fund’s original term).    Refer to Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships and Ventures,” for more information about our investments in IHS-managed funds.

Corporate Operations

Our Corporate Operations segment is responsible for accounting, reporting, compliance and financial planning and analysis services.  This segment has interests in cash, certain interest rate derivative instruments, leases, furniture, fixtures, equipment and various prepaid assets.  The primary obligations of this segment include senior and subordinated debt.  Refer to Liquidity and Capital Resources, as well as to Consolidated Financial Statements – Note 5, “Debt,” for more information about the Company’s debt obligations that were outstanding as of September 30, 2017.

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from  $127.5 million at June  30, 2017 to $135.7 million at September  30, 2017.  This change was driven by $10.0 million in comprehensive income that was allocable to common shareholders that was partially offset by $1.8 million in other reductions in common shareholders’ equity that were primarily driven by the repurchase of the Company’s common shares.

Diluted common shareholders’ equity (“Book Value”) per share increased to $23.26 at September  30, 2017, which represents an increase of  $1.57 per share of Book Value compared to what we reported at June  30, 2017.  This increase was primarily attributable to net income from operations that was anchored by quarter-over-quarter increases in fee and other income, equity in income from unconsolidated funds and ventures and net gains on assets, derivatives and debt extinguishment.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $10.0 million in the third quarter of 2017, which consisted of $9.9 million of net income that was allocable to common shareholders and $0.1 million of other comprehensive income that was allocable to common shareholders.  In comparison, we recognized $11.1 million of comprehensive income that was  allocable to common shareholders in the third quarter of 2016, which consisted of $4.2 million of net income that was allocable to common shareholders and $6.9 million of other comprehensive income that was allocable to common shareholders.

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

Table 2 provides a balance sheet summary for the periods presented.  For presentational purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 2 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  See Notes to Consolidated Financial Statements –  Note 13,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table  2:  Balance Sheet Summary

	At	At	At	At
	September 30,	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2017	2017	2017	2016	3Q 2017
Assets
Cash and cash equivalents	$32,341	$37,482	$29,979	$45,525	$(5,141)
Restricted cash (without CFVs)	35,303	22,356	29,690	33,920	12,947
Bonds available for sale (1)	142,951	151,662	152,385	155,981	(8,711)
Investments in partnerships (without CFVs)	123,935	108,232	109,245	106,418	15,703
Other assets (without CFVs)	27,166	30,366	39,704	26,447	(3,200)
Assets of CFVs (2)	173,800	185,941	196,707	205,908	(12,141)
Total assets	$535,496	$536,039	$557,710	$574,199	$(543)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$211,825	$212,151	$227,530	$230,042	$(326)
Accounts payable and accrued expenses	7,581	4,132	4,272	7,821	3,449
Other liabilities (without CFVs) (2)	24,326	23,735	26,173	22,299	591
Liabilities of CFVs (1)	54,986	54,165	53,574	53,714	821
Noncontrolling equity related to CFVs	101,052	114,243	125,814	134,954	(13,191)
Noncontrolling equity related to IHS PM	─	66	48	45	(66)
Total liabilities and noncontrolling equity	$399,770	$408,492	$437,411	$448,875	$(8,722)

Common Shareholders' Equity	$135,726	$127,547	$120,299	$125,324	$8,179

Common shares outstanding	5,836	5,881	5,921	6,008	(45)
Common shareholders' equity per common share	$23.26	$21.69	$20.32	$20.86	$1.57

Diluted common shareholders' equity (3)	$135,726	$127,547	$120,299	$132,490	$8,179
Diluted common shares outstanding (4)	5,836	5,881	5,921	6,384	(45)
Diluted common shareholders' equity per common share (4)	$23.26	$21.69	$20.32	$20.75	$1.57

(1)

Assets of CFVs include affordable housing properties that had a carrying value of $25.9 million,  $26.1 million, $25.9 million and $26.2 million at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively, and that were owned by partnerships that have been consolidated for reporting purposes.  Such properties secured Company bond investments that had a UPB of $23.3 million,  $23.4 million, $23.4 million and $23.5 million at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.  However, because the noted partnerships have been consolidated by the Company, such bond investments have been eliminated for reporting purposes in conjunction with corresponding liabilities of CFVs.

(2)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 Guaranteed Funds have been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company has consolidated such Guaranteed Funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.7 million, $8.0 million, $8.3 million and $8.6 million at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

(3)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016.  In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was $9.6 million, $8.7 million, $8.9 million and $7.2 million at September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

(4)

The assumed exercise of outstanding employee common share options at September 30, 2017, June 30, 2017 and March 31, 2017 were anti-dilutive by $0.11,  $0.07 and $0.18 per share, respectively.  Accordingly, diluted common shares outstanding and diluted common shareholders’ equity per common share at September 30, 2017, June 30, 2017 and March 31, 2017 are reported in the table above at the same amounts as common shares outstanding and common shareholders’ equity per common share, respectively.

Common Shareholders’ Equity

Table 3  summarizes the changes in common shareholders’ equity for the periods presented.

Table 3:  Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net income allocable to common shareholders	$9,921	$4,175	$5,746	$13,894	$25,910	$(12,016)
Other comprehensive income (loss) allocable to common shareholders	61	6,930	(6,869)	1,181	(2,490)	3,671
Other changes in common shareholders' equity	(1,803)	(1,160)	(643)	(4,673)	(7,531)	2,858
Net change in common shareholders' equity	$8,179	$9,945	$(1,766)	$10,402	$15,889	$(5,487)

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 4 summarizes other comprehensive income (loss) that was allocable to common shareholders for the periods presented.

Table 4:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Bond related activity:
Bond fair value adjustments	$(274)	$5,534	$(5,808)	$(1,135)	$11,302	$(12,437)
Increase in accumulated other comprehensive income ("AOCI") due to equity in losses from LTPPs	897	1,337	(440)	3,104	3,820	(716)
Reclassification of net unrealized gains on sold or redeemed bonds into net income	(620)	─	(620)	(620)	(2,055)	1,435
Reclassification of unrealized losses to operations due to impairment	39	─	39	39	─	39
Reclassification of unrealized bond gains into net income due to consolidation or real estate foreclosure	─	─	─	─	(15,647)	15,647
Other comprehensive income (loss) related to bond activity	42	6,871	(6,829)	1,388	(2,580)	3,968
Foreign currency translation adjustment	19	59	(40)	(207)	90	(297)
Other comprehensive income (loss) allocable to common shareholders	$61	$6,930	$(6,869)	$1,181	$(2,490)	$3,671

Other comprehensive income that was allocable to common shareholders for the three months ended September 30, 2017, decreased compared to the three months ended September 30, 2016 primarily as a result of a reduction in the third quarter of 2017 in the overall change in fair value of our bond investments.

Other comprehensive income that was allocable to common shareholders for the nine months ended September 30, 2017, increased compared to the other comprehensive loss for the nine months ended September  30, 2016, primarily as a result of (i) the Company’s purchase of a GP interest in a partnership in the second quarter of 2016, which resulted in a $4.2 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations and (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that resulted in an $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.  These changes were partially offset by bond fair value adjustments that were recognized in AOCI during the nine months ended September 30, 2017.

Other Changes in Common Shareholders’ Equity

Table 5 summarizes other changes in common shareholders’ equity for the periods presented.

Table 5:  Other Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Common share repurchases	$(1,161)	$(1,190)	$29	$(3,913)	$(7,734)	$3,821
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(724)	(15)	(709)	(931)	(60)	(871)
Director and employee share awards	82	45	37	171	263	(92)
Other changes in common shareholders' equity	$(1,803)	$(1,160)	$(643)	$(4,673)	$(7,531)	$2,858

The amount of other changes in common shareholders’ equity for the three months ended September  30, 2017 increased compared to the three months ended September  30, 2016, primarily as a result of the Company’s purchase of noncontrolling interests in IHS PM during the third quarter of 2017.

The amount of other changes in common shareholders’ equity for the nine months ended September 30, 2017 declined compared to the nine months ended September 30, 2016 primarily due to a decrease in the volume of the Company’s common shares that were repurchased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and nine months ended September  30, 2017 and 2016 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Net Income Allocable to Common Shareholders

Table 6 summarizes net income allocable to common shareholders for the periods presented.

Table 6:  Net Income Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net interest income	$1,943	$3,840	$(1,897)	$6,696	$10,021	$(3,325)
Fee and other income	8,555	3,492	5,063	20,378	9,246	11,132
Operating and other expenses:
Other interest expense	(983)	(1,121)	138	(3,430)	(3,238)	(192)
Operating expenses	(11,215)	(6,370)	(4,845)	(25,006)	(18,947)	(6,059)
Net gains on bonds, derivatives, loans and other assets	5,390	2,410	2,980	5,129	6,955	(1,826)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	─	─	─	15,647	(15,647)
Equity in income from unconsolidated funds and ventures	6,565	1,478	5,087	11,468	8,065	3,403
Net loss allocated to common shareholders related to CFVs	(230)	(794)	564	(1,156)	(3,030)	1,874
Net income allocated to IHS PM noncontrolling interest holder	─	(2)	2	(52)	(111)	59
Net income to common shareholders from continuing operations before income taxes	10,025	2,933	7,092	14,027	24,608	(10,581)
Income tax expense	(384)	(43)	(341)	(550)	(149)	(401)
Net income to common shareholders from discontinued operations, net of tax	280	1,285	(1,005)	417	1,451	(1,034)
Net income allocable to common shareholders	$9,921	$4,175	$5,746	$13,894	$25,910	$(12,016)

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 7  summarizes net interest income for the periods presented.

Table 7:  Net Interest Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Interest income:
Interest on bonds	$2,212	$3,230	$(1,018)	$7,108	$9,189	$(2,081)
Interest on loans and short-term investments	202	1,195	(993)	914	2,518	(1,604)
Total interest income	2,414	4,425	(2,011)	8,022	11,707	(3,685)
Asset related interest expense:
Bond related debt	(471)	(404)	(67)	(1,326)	(1,034)	(292)
Notes payable and other debt, non-bond related	─	(181)	181	─	(652)	652
Total interest expense	(471)	(585)	114	(1,326)	(1,686)	360
Net interest income	$1,943	$3,840	$(1,897)	$6,696	$10,021	$(3,325)

Net interest income for the three and nine months ended September  30, 2017 declined compared to the three and nine months ended September  30, 2016 primarily due to the redemption of various bond investments, the sale of solar loans to our Solar Ventures in the fourth quarter of 2016 and the elimination of certain bond investments for reporting purposes due to the financial statement consolidation of certain property partnerships in 2016.

Fee and Other Income

Fee and Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 8  summarizes fee and other income for the periods presented.

Table 8:  Fee and Other Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Asset management fees and reimbursements	$7,750	$2,383	$5,367	$19,020	$6,536	$12,484
Other income	805	1,109	(304)	1,358	2,710	(1,352)
Fee and other income	$8,555	$3,492	$5,063	$20,378	$9,246	$11,132

Fee and other income for the three and nine months ended September  30, 2017 increased compared to the three and nine months ended September  30, 2016 primarily due to the recognition of asset management fees for services rendered to TC Fund I, which increased by $4.0 million and $7.8 million during the three and nine months ended September 30, 2017, respectively, as compared to amounts that we reported during the same periods of 2016.  This increase in Fee and other income was also partly attributable to an increase in catch up asset management fees of $0.5 million and $2.4 million that we recognized during the three and nine months ended September 30, 2017, respectively, as compared to amounts that we reported during the same periods of 2016.  We recognized catch up asset management fees because additional investor capital was closed into IHS Fund II SA and IHS Fund II SSA during such reporting periods.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 9 summarizes other interest expense for the periods presented.

Table 9:  Other Interest Expense

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Subordinated debt	$(782)	$(1,069)	$287	$(3,003)	$(3,172)	$169
Notes payable and other debt	(201)	(52)	(149)	(427)	(66)	(361)
Other interest expense	$(983)	$(1,121)	$138	$(3,430)	$(3,238)	$(192)

Other interest expense for the three months ended September 30, 2017 declined compared to the three months ended September 30, 2016 primarily due to the discounted purchase of $19.9 million of the Company’s subordinated debt during the second quarter of 2017.  This decrease in our cost of funding was partially offset by an increase in other interest expense that was primarily due to (i) the issuance of debt to finance the purchase of an equity investment in SAWHF and (ii) an increase in reference rates associated with variable rate debt obligations that finance our non-interest earning investments.

Other interest expense for the nine months ended September  30, 2017 increased compared to the nine months ended September  30, 2016 primarily as a result of: (i) an increase in the reference rates associated with the variable rate debt obligations; (ii) an increase in the UPB of non-asset related debt due to the consolidation of certain property partnerships, which caused certain bond investments to be eliminated for reporting purposes and corresponding Company debt obligations to be reclassified as non-asset related debt; (iii)  the issuance of debt to refinance certain other debt obligations of the Company; and (iv) the issuance of debt to finance the purchase of an equity investment in SAWHF.  This increase in our cost of funding was partially offset by a decrease in other interest expense that was attributable to our discounted purchase of $19.9 million of the Company’s subordinated debt in the second quarter of 2017.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 10 summarizes operating expenses for the periods presented.

Table 10:  Operating Expenses

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Salaries and benefits	$(6,252)	$(4,288)	$(1,964)	$(15,543)	(12,287)	$(3,256)
General and administrative	(691)	(633)	(58)	(2,060)	(1,988)	(72)
Professional fees	(2,412)	(1,452)	(960)	(5,387)	(3,892)	(1,495)
Other expenses	(1,860)	3	(1,863)	(2,016)	(780)	(1,236)
Operating expenses	$(11,215)	$(6,370)	$(4,845)	$(25,006)	$(18,947)	$(6,059)
Operating expenses for the three and nine months ended September  30, 2017 increased compared to the three and nine months ended September  30, 2016 primarily due to: (i) an increase in stock compensation expense that was driven by an increase during such reporting periods in the price of the Company’s common shares; (ii) an increase in salaries and benefits expense due to an increase the number of employees; (iii) an increase in other expenses as a result of foreign currency exchange losses that we recognized as a result of the weakening of the rand against the U.S. dollar; and (iv) an increase in other expenses as a result of a $0.9 million other-than-temporary impairment charge that we recognized in the third quarter of 2017 in  connection with one of our investments in infrastructure bonds.

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

Table 11 summarizes Net Gains (Losses) for the periods presented.

Table 11:  Net Gains (Losses)

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net gains (losses) on bonds	$620	$(69)	$689	$620	$2,254	$(1,634)
Net gains on derivatives	1,430	945	485	2,501	3,030	(529)
Net gains on real estate	─	1,585	(1,585)	─	1,701	(1,701)
Net gains (losses) on loans	805	174	631	(4,530)	180	(4,710)
Net (losses) on other assets	─	(208)	208	─	(193)	193
Net gains on investment	1,526	─	1,526	1,700	─	1,700
Net gains (losses) on extinguishment of liabilities	1,009	(17)	1,026	4,838	(17)	4,855
Total net gains	$5,390	$2,410	$2,980	$5,129	$6,955	$(1,826)

Net Gains (Losses) for the three months ended September  30, 2017 increased compared to the three months ended September  30, 2016 primarily due to (i) a $1.0 million extinguishment gain that we recognized in the third quarter of 2017 in connection with the discounted purchase of $6.5 million of subordinated debt and (ii) a $1.5 million gain that we recognized in the third quarter of 2017 in connection with the sale of a direct real estate investment that we acquired in connection with the formation of TC Fund I.

Net Gains (Losses) for the nine months ended September  30, 2017 declined compared to the nine months ended September  30, 2016 primarily due to (i) a $5.3 million decrease in the fair value of a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017 and (ii) a decline in bond redemptions and real estate sales in 2017.  These decreases were partially offset by (i) a $4.8 million extinguishment gain that we recognized during the first nine months of 2017 in connection with the discounted purchase of $26.4 million of subordinated debt and (ii) gains that we recognized primarily from the sale of a  real estate-related investment.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 12 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 12:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
U.S. real estate partnerships	$3,909	$(94)	$4,003	$4,054	$3,405	$649
Solar Ventures	2,161	1,743	418	6,957	5,051	1,906
IHS-managed funds	495	(171)	666	457	(391)	848
Equity in income from unconsolidated funds and ventures	$6,565	$1,478	$5,087	$11,468	$8,065	$3,403

Equity in income from unconsolidated funds and ventures for the three and nine months ended September  30, 2017 increased compared to the three and nine months ended September  30, 2016 primarily due to (i) a non-recurring $3.8 million gain that was recognized in the third quarter of 2017 in connection with the sale of the underlying real estate by the partnership in which the Company held a 33% limited partner interest, (ii) an increase in loan origination and related fees earned by our Solar Ventures and (iii) an increase in equity in income from IHS-managed funds that was primarily attributable to the purchase of an 11.85% limited partner interest in SAWHF from a third party in the third quarter of 2017.

Net Loss from CFVs Allocable to Common Shareholders

Table 13 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 13:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenue from CFVs	$1,516	$1,163	$353	$4,768	$2,708	$2,060
Expense from CFVs (1)	(12,955)	(10,065)	(2,890)	(30,407)	(27,447)	(2,960)
Net gains related to CFVs	─	─	─	10	(598)	608
Equity in losses from LTPPs of CFVs	(1,973)	(4,993)	3,020	(9,421)	(15,616)	6,195
Net loss from CFVs	(13,412)	(13,895)	483	(35,050)	(40,953)	5,903
Net loss from CFVs allocable to noncontrolling interest in CFVs (2)	13,182	13,101	81	33,894	37,923	(4,029)
Net loss from CFVs allocable to common shareholders	$(230)	$(794)	$564	$(1,156)	$(3,030)	$1,874

(1)	Majority of this expense relates to non-cash items such as asset impairments, depreciation and amortization.
(2)

Excludes (i) $2 of net gain allocable to the minority interest holder in IHS PM for the three months ended September  30,  2016; and (ii) $52 and $111 of net gain allocable to the minority interest holder in IHS PM for the nine months ended September 30, 2017 and 2016, respectively.  These amounts are excluded from this presentation because IHS PM-related activity is not included within CFV income statement activity above.

Table 14 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 14:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Guarantee fees	$288	$288	$	─	$864	$950	$(86)
Interest income	379	192		187	1,043	257	786
Equity in losses from LTPPs	(897)	(1,337)		440	(3,104)	(3,820)	716
Equity in income from consolidated property partnerships	─	63		(63)	41	181	(140)
Other expenses	─	─		─	─	(598)	598
Net loss from CFVs allocable to common shareholders	$(230)	$(794)		$564	$(1,156)	$(3,030)	$1,874

The net loss from CFVs allocable to common shareholders for the three months and nine months ended September  30, 2017 declined compared to the three months and nine months ended September  30, 2016 primarily due to (i) the allocation of interest income that was recognized in connection with bond investments that were eliminated for reporting purposes (the elimination of these investments was prompted as a result of the financial statement consolidation of certain property partnerships during the second and fourth quarters of 2016) and (ii) a  decline in equity losses from the LTPPs.

The decline in net loss from CFVs allocable to common shareholders for the nine months ended September 30, 2017 compared to the nine months September 30, 2017 was also partly attributable to a  $0.6 million lower of cost or market adjustment that was recognized in the second quarter of 2016 related to a property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; and (iii) cash flows from investing activities.

Summary of Cash Flows

At September 30, 2017 and December 31, 2016, we had unrestricted cash and cash equivalents of $32.3 million and $45.5 million, respectively.  We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

During the periods presented in this Report, we consolidated certain funds and ventures for financial reporting purposes and, therefore, cash flow activities for such funds and ventures were reflected in our Consolidated Statements of Cash Flows.  In this regard, cash balances of CFVs are classified as “Restricted cash” in our Consolidated Balance Sheets because the Company does not have legal title to such balances.

Table 15 provides a consolidated view of the change in cash and cash equivalents of the Company for the periods presented, though changes in such balances that were attributable to CFVs are separately identified in such disclosure.

Changes in net cash flows that are reported in Tables 16,  17 and 18 are exclusive of changes in restricted cash balances of CFVs.

Table 15:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the nine months ended September 30, 2017
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$45,525	$	─	$45,525
Net cash provided by (used in):
Operating activities	5,555		(1,973)	3,582
Investing activities	(2,295)		2,052	(243)
Financing activities	(16,444)		(79)	(16,523)
Net decrease in cash and cash equivalents	(13,184)		─	(13,184)
Cash and cash equivalents at end of period	$32,341	$	─	$32,341

	For the nine months ended September 30, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	7,529		265	7,794
Investing activities	(7,924)		238	(7,686)
Financing activities	293		(503)	(210)
Net increase in cash and cash equivalents	(102)		─	(102)
Cash and cash equivalents at end of period	$21,741	$	─	$21,741

Operating Activities

Table 16 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 16:  Net Cash Flows Associated With Operating Activities

	For the nine months ended
	September 30,
(in thousands)	2017	2016	Change
Interest income	$11,618	$13,537	$(1,919)
Distributions received from investments in partnerships	4,517	7,392	(2,875)
Asset management fees received	12,248	5,231	7,017
Other income	987	2,118	(1,131)
Salaries and benefits	(13,666)	(11,154)	(2,512)
Interest paid	(5,568)	(4,517)	(1,051)
General and administrative	(2,022)	(2,091)	69
Professional fees	(4,751)	(3,712)	(1,039)
Other expenses	(220)	(889)	669
Other	2,412	1,614	798
Net cash flows provided by operating activities	$5,555	$7,529	$(1,974)

Net cash flows provided by operating activities decreased by $2.0 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The most significant drivers of this net decrease include the following:

•

A decrease of $2.9 million in distributions received from investments in partnerships, which was primarily due to a non-recurring $2.6 million distribution that we received in 2016 from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest;

•

An increase of $2.5 million in net cash flows used for salaries and benefits, which was primarily due to both higher employee incentive compensation costs paid in the first quarter of 2017 and an increase in the number of Company employees;

•	A decrease of $1.9 million in interest income we received, which was primarily due to the sale or redemption of certain bond and loan investments; and

•

An increase of $1.1 million in net cash flows used for interest payments, which was primarily due to (i) interest payments that we made during the fourth quarter of 2015 on a portion of debt that resulted in no interest payments being made by us in the first quarter of 2016 and (ii) an increase in the reference rates on our variable rate debt obligations.

The net decrease in cash flows provided by operating activities was partially offset by an increase of $7.0 million in asset management fees received during the nine months ended September 31, 2017.  This increase was primarily attributable to fees received in connection with asset management services that we provided to TC Fund I, IHS Fund II SA and IHS Fund II SSA.

Table 17:  Net Cash Flows Associated With Investing Activities

	For the nine months ended
	September 30,
(in thousands)	2017	2016	Change
Principal payments and sales proceeds received on bonds and loans	$23,828	$32,049	$(8,221)
Proceeds from the sale of real estate and other investments	5,887	27,003	(21,116)
Capital distributions received from investments in partnerships	10,681	2,108	8,573
Investments in property partnerships and real estate	(26,097)	(2,008)	(24,089)
Advances on and originations of loans held for investment	(15,528)	(41,100)	25,572
Changes in restricted cash	(1,066)	(18,759)	17,693
Purchase of bonds	─	(7,217)	7,217
Net cash flows used in investing activities	$(2,295)	$(7,924)	$5,629

Net cash flows used in investing activities during the nine months ended September 30, 2017 decreased compared to that used during the nine months ended September 30, 2016 primarily as a result of a decline in the following during the nine months ended September 30, 2017: (i) loan originations and advances,  which decreased given that the majority of the Company’s loan origination activity was conducted through its Solar Ventures beginning in the fourth quarter of 2016; (ii) the pace of redemption of bonds and loans; (iii) the volume of sales of real estate and other investments; and (iv) incremental increases in the amount of restricted cash.  This net decrease was partially offset by cash used during the nine months ended September 30, 2017 to (i) purchase an 11.85% limited partner interest in SAWHF from a third party and (ii) make capital contributions of $11.4 million into SDL.

Financing Activities

Table 18 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 18:  Net Cash Flows Associated With Financing Activities

	For the nine months ended
	September 30,
(in thousands)	2017	2016	Change
Proceeds from borrowing activity	$15,248	$23,793	$(8,545)
Repayment of borrowings	(26,426)	(14,757)	(11,669)
Purchase of treasury stock	(3,913)	(7,734)	3,821
Distribution to holders of noncontrolling interest	─	(1,009)	1,009
Other	(1,353)	─	(1,353)
Net cash flows (used in) provided by financing activities	$(16,444)	$293	$(16,737)

Net cash flows used in financing activities during the nine months ended September 30, 2017 increased by $16.7 million compared to the nine months ended September 30, 2016 primarily as a result of an $11.7 million increase in the amount of cash used to repay borrowings.   Specifically, the Company used $21.8 million of cash to execute discounted purchases of its fixed rate subordinated debt during the nine months ended September 30, 2017.  The increase in net cash flows used in financing activities during the nine months ended September 30, 2017, was also partially attributable to a decline in borrowing activity, which decreased the amount of proceeds provided by financing activities by $8.5 million during such reporting period.

This increase in net cash flow used in financing activities was partially offset by a decline in the amount of cash used to purchase the Company’s common shares.    During the nine months ended September 30, 2017, the Company repurchased 179,156 shares for approximately $3.9 million, while it purchased 471,970 shares for approximately $7.7 million during the nine months ended September 30, 2016.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 19 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September  30, 2017 and December 31, 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 19:  Asset Related Debt and Other Debt

	At		At
	September 30, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$83,968	2.4%	$82,029	2.1%

Other Debt (2)
Subordinated debt	100,577	2.6	129,196	3.4
Notes payable and other debt	27,280	6.0	18,817	2.5
Total other debt	127,857	3.3	148,013	3.3

Total asset related debt and other debt	211,825	2.9	230,042	2.8

Debt related to CFVs (3)	12,901	5.2	13,029	4.9

Total debt	$224,726	3.1%	$243,071	3.0%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
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

Subordinated Debt

During the third quarter of 2017, the Company retired all of its outstanding fixed rate subordinate debt at a discount.

At September  30, 2017 and December 31, 2016, the Company had subordinated debt with a  UPB of $92.1 million and $120.5 million, respectively.  The carrying value and weighted-average yield of this debt at September 30, 2017 and December 31, 2016 is provided above in Table 19.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Notes Payable and Other Debt

At September  30, 2017 and December 31, 2016, the Company had notes payable and other debt with a UPB of $27.7 million and $18.8 million, respectively.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At September  30, 2017 and December 31, 2016, debt related to CFVs included $6.7 million of debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At September  30, 2017 and December 31, 2016, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted-average effective interest rate was  6.3% and 5.8% respectively.

At September 30, 2017 and December 31, 2016, the remaining $6.2 million and $6.3 million, respectively, of debt related to CFVs relates to two consolidated property partnerships with a UPB of $5.3 million and $5.4 million at September  30, 2017 and December 31, 2016, respectively.  This debt had a weighted-average effective interest rate of 4.0% at both September  30, 2017 and December 31, 2016, and has various maturity dates through March 11, 2029.

Covenant Compliance and Debt Maturities

At September  30, 2017 and December 31, 2016, the Company was in compliance with all covenants under its debt arrangements.

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

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships and Ventures,” for information about these commitments.

The Company had no unfunded loan commitments at September  30, 2017 and December 31, 2016.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets,” for more information about these commitments.

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

In the first quarter of 2017, the Company purchased 88,100 shares at an average price of $20.09 per share.   In the second quarter of 2017, the Company purchased 42,100 shares at an average price of $23.29 per share.  In the third quarter of 2017, the Company purchased 48,956 shares at an average price of $23.73 per share.

Between October 1, 2017 and November 2, 2017, the Company purchased 21,000 shares at an average price of $24.85.

Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is authorized to purchase shares is $26.75 per share.

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

At September  30, 2017, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards at September  30, 2017.  The Board of Directors has determined that these holdings do not constitute a triggering event for purposes of our Rights Plan.

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

Item 1.  Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At
	September 30,	At
	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and cash equivalents	$32,341	$45,525
Restricted cash (includes $23,537 and $23,584 related to consolidated funds and ventures ("CFVs"))	58,840	57,504
Bonds available-for-sale (includes $131,080 and $135,614 pledged as collateral)	142,951	155,981
Investments in partnerships (includes $108,309 and $137,773 related to CFVs)	232,244	244,191
Other assets (includes $41,954 and $44,551 related to CFVs)	69,120	70,998
Total assets	$535,496	$574,199

LIABILITIES AND EQUITY
Debt (includes $12,901 and $13,029 related to CFVs)	$224,726	$243,071
Accounts payable and accrued expenses	7,581	7,821
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,003	8,103
Other liabilities (includes $34,082 and $32,582 related to CFVs)	58,408	54,881
Total liabilities	$298,718	$313,876

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$101,052	$134,999
Common shareholders’ equity:
Common shares, no par value (5,746,587 and 5,925,743 shares issued and outstanding and 89,073 and 81,863 non-employee directors' and employee deferred shares issued at September 30, 2017 and December 31, 2016, respectively)	96,727	87,506
Accumulated other comprehensive income ("AOCI")	38,999	37,818
Total common shareholders’ equity	135,726	125,324
Total equity	236,778	260,323
Total liabilities and equity	$535,496	$574,199

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Interest on bonds	$2,212	$3,230	$7,108	$9,189
Interest on loans and short-term investments	202	1,195	914	2,518
Total interest income	2,414	4,425	8,022	11,707

Interest expense
Bond related debt	471	404	1,326	1,034
Non-bond related debt	─	181	─	652
Total interest expense	471	585	1,326	1,686
Net interest income	1,943	3,840	6,696	10,021

Non-interest revenue
Asset management fees and reimbursements	7,750	2,383	19,020	6,536
Other income	805	1,109	1,358	2,710
Revenue from CFVs	1,516	1,163	4,768	2,708
Total non-interest revenue	10,071	4,655	25,146	11,954
Total revenues, net of interest expense	12,014	8,495	31,842	21,975

Operating and other expenses
Interest expense	983	1,121	3,430	3,238
Salaries and benefits	6,252	4,288	15,543	12,287
General and administrative	691	633	2,060	1,988
Professional fees	2,412	1,452	5,387	3,892
Other expenses	1,860	(3)	2,016	780
Expenses from CFVs	12,955	10,065	30,407	27,447
Total operating and other expenses	25,153	17,556	58,843	49,632

Net gains (losses) on bonds	620	(69)	620	2,254
Net gains (losses) on loans	805	174	(4,530)	180
Net gains on real estate and other investments	1,526	1,585	1,700	1,701
Net gains on derivatives and other assets	1,430	737	2,501	2,837
Net gains (losses) on extinguishment of liabilities	1,009	(17)	4,838	(17)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	─	─	15,647
Equity in income from unconsolidated funds and ventures	6,565	1,478	11,468	8,065
Net gains (losses) related to CFVs	─	─	10	(598)
Equity in losses from lower tier property partnerships of CFVs	(1,973)	(4,993)	(9,421)	(15,616)
Net losses from continuing operations before income taxes	(3,157)	(10,166)	(19,815)	(13,204)
Income tax expense	(384)	(43)	(550)	(149)
Net income from discontinued operations, net of tax	280	1,285	417	1,451
Net loss	(3,261)	(8,924)	(19,948)	(11,902)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	13,182	13,099	33,842	37,812
Net income allocable to common shareholders	$9,921	$4,175	$13,894	$25,910

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic income per common share:
Income from continuing operations	$1.64	$0.47	$2.29	$3.86
Income from discontinued operations	0.05	0.21	0.07	0.23
Income per common share	$1.69	$0.68	$2.36	$4.09

Diluted income per common share:
Income from continuing operations	$1.64	$0.44	$2.29	$3.86
Income from discontinued operations	0.05	0.20	0.07	0.23
Income per common share	$1.69	$0.64	$2.36	$4.09

Weighted-average common shares outstanding:
Basic	5,871	6,174	5,890	6,328
Diluted	5,871	6,549	5,890	6,331

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income allocable to common shareholders	$9,921	$4,175	$13,894	$25,910
Net loss allocable to noncontrolling interests	(13,182)	(13,099)	(33,842)	(37,812)
Net loss	$(3,261)	$(8,924)	$(19,948)	$(11,902)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains	$623	$6,871	$1,969	$15,122
Reversal of net unrealized gains on sold or redeemed bonds	(620)	─	(620)	(2,055)
Reclassification of unrealized losses to operations due to impairment	39	─	39	─
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure	─	─	─	(15,647)
Net change in other comprehensive income due to bonds	42	6,871	1,388	(2,580)
Foreign currency translation adjustment	19	59	(207)	90
Other comprehensive income (loss) allocable to common shareholders	$61	$6,930	$1,181	$(2,490)

Comprehensive income to common shareholders	$9,982	$11,105	$15,075	$23,420
Comprehensive loss to noncontrolling interests	(13,182)	(13,099)	(33,842)	(37,812)
Comprehensive loss	$(3,200)	$(1,994)	$(18,767)	$(14,392)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2017	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net income (loss)	─	13,894	─	13,894	(33,842)	(19,948)
Other comprehensive income	─	─	1,181	1,181	─	1,181
Distributions	─	─	─	─	(40)	(40)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(931)	─	(931)	(65)	(996)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	7	171	─	171	─	171
Common share repurchases	(179)	(3,913)	─	(3,913)	─	(3,913)
Balance, September 30, 2017	5,835	$96,727	$38,999	$135,726	$101,052	$236,778

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,948)	$(11,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for credit losses and impairment (1)	21,951	20,112
Net equity in (income) losses from equity investments in partnerships (1)	(2,047)	7,551
Net gains on bonds	(620)	(2,254)
Net (gains) losses related to CFVs	(262)	598
Net gains on real estate and other investments	(1,700)	(2,903)
Net losses (gains) on loans	4,530	(180)
Net (gains) losses on derivatives and other assets	(515)	15
Net (gains) losses on extinguishment of liabilities	(4,838)	17
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	─	(15,647)
Distributions received from investments in partnerships	4,487	7,392
Subordinated debt effective yield amortization and interest accruals	(500)	223
Depreciation and other amortization (1)	1,960	553
Foreign currency losses (income)	132	(713)
Stock-based compensation expense	2,651	1,697
Change in asset management fees receivable	(6,167)	(784)
Change in asset management fees payable related to CFVs	1,269	2,555
Other	3,199	1,464
Net cash provided by operating activities	3,582	7,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	23,828	32,049
Advances on and originations of loans held for investment	(15,528)	(41,245)
Advances on and purchases of bonds	─	(7,217)
Investments in property partnerships and real estate	(26,197)	(2,319)
Proceeds from the sale of real estate and other investments	6,213	27,003
Increase in restricted cash and cash of CFVs	(1,222)	(19,724)
Capital distributions received from investments in property partnerships	12,663	3,767
Net cash used in investing activities	(243)	(7,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	15,248	23,793
Repayment of borrowings	(26,495)	(14,793)
Purchase of treasury stock	(3,913)	(7,734)
Distributions paid to holders of noncontrolling interests	─	(1,476)
Other	(1,363)	─
Net cash used in financing activities	(16,523)	(210)
Net decrease in cash and cash equivalents	(13,184)	(102)
Cash and cash equivalents at beginning of period	45,525	21,843
Cash and cash equivalents at end of period	$32,341	$21,741
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,804	$4,644
Income taxes paid	260	174

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	1,181	(2,490)
Debt and liabilities extinguished through sales and collections on bonds and loans	1,641	3,528
Decrease in debt through net loan paydowns	─	(4,138)
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	30,299
Decrease in loans held for investment and increases in other assets due to investment in derivative assets	─	2,600

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—  Summary of Significant Accounting Policies

Organization

MMA Capital Management, LLC was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

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

United States (“U.S.”) Operations consists of three business lines: Leveraged Bonds, Low Income Housing Tax Credit (“LIHTC”) and Energy Capital.  In our Leveraged Bonds business line, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.  In our LIHTC business line, we primarily own and manage limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In our Energy Capital business line, our wholly owned subsidiary MMA Energy Capital (“MEC”), originates late-stage development, construction and permanent loans directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include Renewable Energy Lending, LLC (“REL”); Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”).

International Operations is managed through our wholly owned subsidiary, International Housing Solutions S.à r.l. (“IHS”).  IHS’s strategy is to raise, invest in and manage funds and ventures that invest in residential real estate.  This includes four private real estate funds and a publicly-traded real estate investment trust (“REIT”).  IHS currently manages five investment vehicles: South Africa Workforce Housing Fund (“SAWHF”), which is a multi-investor fund and is fully invested; International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”), which is a single-investor fund targeted at the emerging middle class in South Africa; IHS Fund II SA (“IHS Fund II SA”), which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa; IHS Fund II SSA (“IHS Fund II SSA”), which is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana; and Transcend Residential Property Fund Limited (“Transcend”), which is a REIT that is listed on the AltX of the Johannesburg Stock Exchange.  Additionally, MMA provides property management services to a substantial portion of the properties in our IHS-managed funds through its wholly owned subsidiary, IHS Property Management Proprietary Limited (“IHS PM”).

Corporate Operations is responsible for accounting, reporting, compliance and financial planning and analysis services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The unaudited interim consolidated financial statements as of, and for the three months and nine months ended September 30, 2017, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This guidance addresses certain implementation issues and clarifies the new revenue standard’s core revenue recognition principle.  This new guidance also is effective for us on January 1, 2018.

During the third quarter of 2017, the Company completed an evaluation of its revenues from contracts with customers and identified all arrangements that are within the scope of the new guidance.  On January 1, 2018, we will recognize the impact of adopting this new guidance through a cumulative effect adjustment to retained earnings, though we do not expect the adoption of such guidance will materially impact our consolidated financial statements.

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

The Company’s investments in other real estate related bonds include municipal bonds that were issued to finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.  Our investments in other real estate related bonds also include a subordinated investment in a collateralized mortgage backed security that finances multifamily housing.

The weighted-average pay rate on the Company’s bond portfolio was 6.2% and 6.1% at September 30, 2017 and December 31, 2016, respectively.  Weighted-average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at September 30, 2017 and December 31, 2016.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$105,668	$69,354	$40,735	$ ─	$110,089	104%
Other real estate related bond investments	37,050	31,211	1,808	(157)	32,862	89%
Total	$142,718	$100,565	$42,543	$(157)	$142,951	100%

	At
	December 31, 2016
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2), (3)	FV	of UPB
Multifamily tax-exempt bonds	$106,366	$73,049	$36,978	$ ─	$110,027	103%
Other real estate related bond investments	47,788	41,934	4,449	(429)	45,954	96%
Total	$154,154	$114,983	$41,427	$(429)	$155,981	101%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments (“OTTI”) recognized in earnings.
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

(3)	Comprised of one bond in a gross unrealized loss position for 12 consecutive months that had a fair value of $15.3 million and $16.5 million at September 30, 2017 and December 31, 2016, respectively.

See Note 7, “Fair Value,” which describes factors that contributed to the $13.0 million decrease in the reported fair value of the Company’s bond portfolio for the nine months ended September 30, 2017.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At September 30, 2017,  the majority of the Company’s bonds amortize on a scheduled basis and have stated maturity dates between March 2032 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.3 million and $26.7 million, respectively, at September 30, 2017).

Bonds with Prepayment Features

The contractual terms of substantially all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at September  30, 2017, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
September 30, 2017	$27,050	$21,211	$22,405
October 1 through December 31, 2017	─	─	─
2018	1,907	266	2,196
2019	─	─	─
2020	5,210	4,211	5,436
2021	46,364	27,993	50,526
Thereafter	62,187	46,884	62,388
Bonds that may not be prepaid	─	─	─
Total	$142,718	$100,565	$142,951

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at September  30, 2017 was 4.4 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $7.3 million and $7.0 million at September  30, 2017 and December 31, 2016.  The Company recognized interest income on a cash basis of $0.1 million for the three months ended September 30, 2017, and 2016 and $0.2 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Interest income not recognized on bonds that were on non-accrual status was $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $1.3  million for the nine months ended September 30, 2017 and 2016, respectively.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Total current	$135,611	$148,967
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	7,340	7,014
Total	$142,951	$155,981

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with full redemptions of its investments in bonds of $7.4 million for the three months and nine months ended September  30, 2017.

The following table provides information about net realized gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Other expenses” and “Net gains (losses) on bonds”):

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2017	2016		2017	2016
Net impairment recognized on bonds held at each period-end	$(880)	$	─	$(880)	$	─
Gains (losses) recognized at time of sale or redemption (1)	620		(69)	620		2,254
Total net (losses) gains on bonds	$(260)		$(69)	$(260)		$2,254

(1)	The amount for the nine months ended September 30, 2016, reflects additional cash received for a bond that was previously redeemed in 2015.

Note 3—Investments in Partnerships and Ventures

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Investments in U.S. real estate partnerships (includes $867 and $11,138 related to variable interest entities ("VIEs") (1)	$18,653	$27,596
Investments in IHS-managed funds (includes $1,896 and $1,955 related to VIEs) (1)	15,817	3,296
Investment in Solar Ventures	89,465	75,526
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	108,309	137,773
Total investments in partnerships	$232,244	$244,191

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 13, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At  September  30, 2017,  $17.8 million of the reported carrying value of investments in U.S. real estate partnerships relates to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development and that, as of September 30, 2017, represented a  66.2%  ownership interest in such venture.  The Company made an initial capital contribution of $8.8 million,  which represented 80% of the real estate venture’s initial capital.  However, the Company’s ownership interest has declined over time due to the priority of distributions stipulated in the governing documents of the partnership.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

During the third quarter of 2017, the Company acquired a 98.99% limited partner interest in an affordable housing partnership for $0.8 million.  While this entity was deemed to be a  VIE, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

On September 21, 2017, the underlying real estate that was owned by a partnership in which the Company held a  33% ownership interest was sold.  As a result of the sale, the Company recognized $3.8 million in its Consolidated Statements of Operations as a component of “Equity in income from unconsolidated funds and ventures,” during the third quarter of 2017.    The carrying value of this investment was $0.1 million at September 30, 2017.  Through the governing operating agreement, the Company is obligated to make additional capital contributions representing its proportionate amount of the partnership's obligations as they become due.  This contractual commitment does not have a defined contribution limit.   However, since the underlying real estate was sold, the Company does not expect to make any additional contributions to this partnership.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At September 30, 2017 and December 31, 2016, two and three of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $0.9 million and $11.1 million at September 30, 2017 and December  31, 2016, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $0.9 million and $11.1 million at September 30, 2017 and December  31, 2016, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments.

The following table provides information about the total assets and liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2017	2016
(in thousands)
Total assets	$59,715	$97,659
Total liabilities	31,633	47,147

The following table provides information about the net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$11,028	$(688)	$10,150	$4,936

Investments in IHS-Managed Funds

At September 30, 2017, the Company held equity co-investments in four IHS-managed funds (SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA) that range from a  1.8% to a 14.6% ownership interest in such funds.  IHS provides asset management services to each of these funds in return for asset management fees.  For each fund, IHS also has rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which are contingent upon the investment returns generated by each investment vehicle.

At September 30, 2017, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA was $13.4 million, $1.9 million,  $0.5 million and $0,  respectively.

As SAWHF, IHS Fund II SA and IHS Fund II SSA entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounts for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to IHS Residential Partners and, as a result, the Company believes that its risk of loss is limited to its investment balance of $1.9 million.  However,  through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $13.3 million and $13.2 million at September 30, 2017 and December 31, 2016, respectively, based upon foreign currency exchange rates as of such reporting dates.

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

The following table provides information about the carrying value of total assets and liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2017	2016
(in thousands)
Total assets	$284,175	$261,082
Total liabilities	112,720	110,214

The following table provides information about the net income (loss) of the IHS-managed funds in which the Company had an equity investment.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$204	$(7,207)	$(1,995)	$(15,919)

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

As of September 30, 2017, the Company had contributed $11.4 million of capital into SDL.    Because SDL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets and liabilities of the Solar Ventures in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2017	2016
(in thousands)
Total assets	$328,169	$158,365
Total liabilities	3,343	4,905

The following table provides information about the net income of the Solar Ventures in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$7,208	$2,958	$15,604	$8,515

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Other assets:
Loans held for investment	$969	$4,809
Loans held for sale	─	─
Real estate owned	3,444	3,267
Derivative assets	8,077	7,884
Solar facilities (includes other assets such as cash and other receivables)	1,452	1,733
Accrued interest receivable	1,029	1,822
Asset management fees and reimbursements receivable	7,573	1,406
Other assets	4,622	5,526
Other assets held by CFVs (1)	41,954	44,551
Total other assets	$69,120	$70,998

(1)	See Note 13, “Consolidated Funds and Ventures,” for more information.

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

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Amortized cost	$1,797	$9,202
Net losses included in earnings	─	(3,565)
Allowance for loan losses	(828)	(828)
Loans held for investment, net	$969	$4,809

At September 30, 2017 and December 31, 2016,  HFI loans had UPB of $6.8 million and $16.8 million, respectively.  These loans had deferred fees and other basis adjustments of $5.0 million and $7.6 million as of September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Company did not have any loans for which it elected FVO while, at December 31, 2016, the Company had one HFI loan, which had a UPB of $10.0 million and a  fair value of $3.8 million,  for which it elected the FVO so as to minimize certain operational challenges associated with accounting for this loan.    During the third quarter of 2017, the Company charged off a subordinate loan receivable from a residential solar provider that filed for bankruptcy protection on March 13, 2017 that had a UPB of $11.5 million and no carrying value on the basis that further collection of this receivable was deemed remote.

At September 30, 2017 and December 31, 2016,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million at September 30, 2017 and December 31, 2016.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At September 30, 2017 and December 31, 2016, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net gains (losses) on loans” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million at September 30, 2017 and December 31, 2016 with a zero carrying value at September 30, 2017 and December 31, 2016.

During the three months and nine months ended September 30, 2017 and 2016, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at September 30, 2017 and December 31, 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Building, furniture, fixtures and land improvement	$825	$648
Land	2,619	2,619
Total	$3,444	$3,267

Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company’s REO is represented by land that is currently in process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment.  Additionally, the Company did not recognize any impairment losses for the three months and nine months ended September 30, 2017 and 2016.

Derivative Assets

At September 30, 2017 and December 31, 2016, the Company had $8.1 million and $9.0 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At September 30, 2017 and December 31, 2016, the Company owned one and two solar facilities that were designated as held for use (“HFU”) with a total carrying value of $1.2 million and $1.3 million, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.  The solar facilities had accumulated depreciation of $1.2 million and $1.7 million at September 30, 2017 and December 31, 2016, respectively.

Asset Management Fees and Reimbursement Receivable

At September 30, 2017 and December  31, 2016, the Company had $7.6 million and $1.4 million of asset management fees and reimbursement receivables, respectively, accrued in its Consolidated Balance Sheets, of which $0.8 million and $0.9 million,

respectively,  were due from IHS-managed funds and ventures.    At September 30, 2017, the Company had $6.3 million of asset management fees receivable for services previously rendered to TC Fund I.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	September 30, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$16,862	2.6%	$2,892	2.2%
Due after one year	67,106	2.3	79,137	2.1

Total asset related debt	$83,968	2.4	$82,029	2.1

Other Debt (1)
Subordinated debt (3)
Due within one year	$2,308	2.6	$3,297	3.9
Due after one year	98,269	2.6	125,899	3.4
Notes payable and other debt
Due within one year	1,735	3.9	1,948	3.9
Due after one year	25,545	6.1	16,869	2.3

Total other debt	$127,857	3.3	$148,013	3.3

Total asset related debt and other debt	$211,825	2.9	$230,042	2.8

Debt related to CFVs
Due within one year	$6,896	6.2	$6,885	5.7
Due after one year	6,005	4.0	6,144	4.0
Total debt related to CFVs	$12,901	5.2	$13,029	4.9

Total debt	$224,726	3.1	$243,071	3.0

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at September 30, 2017 and December 31, 2016.
(3)

The subordinated debt balances include net cost basis adjustments of $8.5 million and $8.7 million at September 30, 2017 and December 31, 2016, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September  30, 2017:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2017	$1,099	$6,736	$7,835
2018	59,711	102	59,813
2019	13,041	109	13,150
2020	36,676	116	36,792
2021	8,710	125	8,835
Thereafter	84,585	4,867	89,452
Net premium and debt issue costs	8,003	846	8,849
Total	$211,825	$12,901	$224,726

At September 30, 2017, the Company was in compliance with all covenants under its debt obligations.

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

At September 30, 2017, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $79.7 million with a weighted-average pay rate of 6.5% at September 30, 2017).  For the majority of the TRS agreements, the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread on the TRS agreements (notional amount of $79.3 million with a weighted-average pay rate of 2.2% at September  30, 2017) and for the remaining TRS agreements, the Company is required to pay the counterparty a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a spread (notional amount of $4.7 million with a weighted-average pay rate of 2.8% at September 30, 2017).  The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiary MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at September 30, 2017:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$27,199	$2,580	$29,779	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,732	2,357	27,089	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,256	1,253	15,509	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,921	2,279	28,200	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$92,108	$8,469	$100,577

During the first nine months of 2017, the Company completed discounted purchases of $26.4 million of its fixed rate subordinated debt in which $4.8 million of extinguishment gains were recognized in the Consolidated Statements of Operations as a component of “Net gains on extinguishment of liabilities.”

Notes Payable and Other Debt

At September 30, 2017, the Company had three outstanding debt obligations that it recognized in connection with the conveyance of two bonds to a buyer with which the Company executed three TRS agreements.  In this case, the transfer of the bonds did not qualify as a sale and, as a result, the proceeds received from the buyer were recognized as three distinct debt obligations that have UPBs of $9.8 million, $5.0 million and $2.5 million as of September 30, 2017 and require the Company to pay its counterparty a rate that is based upon SIFMA or LIBOR plus a spread.  One of these debt obligations has a contractual maturity date of June 21, 2021, while the balance of such obligations will mature on December 30, 2018.  The bonds were debt obligations of two partnerships that own affordable multifamily properties and that were consolidated by the Company.

During the third quarter of 2017, the Company financed a portion of the cost of acquiring an additional 11.85% ownership interest in SAWHF.  At September 30, 2017, this debt had a UPB of $7.8 million, has a contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a spread.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2017 and December 31, 2016.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.  Foreign currency forward exchange agreements are used to manage currency risk associated with debt within our International Operations segment.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives and other assets.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At			At
	September 30, 2017			December 31, 2016
(in thousands)	Assets	Liabilities		Assets	Liabilities
Total return swaps	$3,818	$	─	$2,327	$372
Basis swaps	274		56	176	7
Interest rate caps	955		─	1,553	─
Interest rate swaps	2,858		─	3,828	─
Foreign currency forward exchange agreement	172		─	─	─
Total derivative instruments	$8,077		$56	$7,884	$379

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Total return swaps	$72,507	$91,050
Basis swaps	100,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Foreign currency forward exchange agreement	3,991	─
Total dollar-based derivative instruments	$396,998	$411,550

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)		Gains (Losses)
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Total return swaps (1)	$1,522	$799	$4,100	$3,119
Basis swaps (2)	14	207	5	207
Interest rate caps	(116)	2	(598)	(12)
Interest rate swaps (3)	(162)	(63)	(1,178)	(285)
Foreign currency forward exchange agreement	172	─	172	─
Total	$1,430	$945	$2,501	$3,029

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash received was $0.7 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively.  Net cash received was $2.3 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  The net cash paid for the nine months ended September 30, 2017 was $0.1 million.  The net cash paid for the three months ended September 30, 2017 was de minimis.

(3)

The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended September 30, 2017 and 2016.  Net cash paid was $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

		Fair Value Measurements
	At
	September 30,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$142,951	$	─	$	─		$142,951
Derivative instruments	8,077		─		4,259		3,818

Liabilities:
Derivative instruments	$56	$	─		$56	$	─

		Fair Value Measurements
	At
	December 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in bonds	$155,981	$	─	$	─	$155,981
Loans held for investment	3,835		─		─	3,835
Derivative instruments	7,884		─		5,557	2,327

Liabilities:
Derivative instruments	$379	$	─		$7	$372

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

For the three months ended September 30, 2017 and 2016, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2017:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Derivative Assets	Derivative Liabilities
Balance, July 1, 2017	$151,662		$3,899	$3,405		$(399)
Net (losses) gains included in earnings	(1,777)		─	413		399
Net change in other comprehensive income (1)	42		─	─		─
Impact from sales/redemptions	(6,784)		(3,899)	─		─
Impact from settlements (2)	(192)		─	─		─
Balance, September 30, 2017	$142,951	$	─	$3,818	$	─

(1)	This amount includes $0.6 million of unrealized net holding gains arising during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended September 30, 2017:

(in thousands)	Net losses on bonds (1)	Equity in Losses from LTPPs	Net gains on loans (2)		Net gains on derivatives (3)
Change in unrealized losses related to assets and liabilities still held at September 30, 2017	$(880)	$(897)	$	─	$812
Additional realized gains recognized	620	─		805	710
Total (losses) gains reported in earnings	$(260)	$(897)		$805	$1,522

(1)	Amounts are reflected through “Net gains (losses) on bonds” on the Consolidated Statements of Operations.

(2)	Amounts are reflected through “Net gains (losses) on loans on the Consolidated Statements of Operations

(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, July 1, 2016	$182,831	$23,700		$2,742	$3,980	$(2,038)
Net (losses) gains included in earnings	(1,337)	173		─	(633)	433
Net change in other comprehensive income (1)	6,871	─		─	─	─
Impact from purchases	7,217	─		─	─	─
Impact from loan originations	─	15,512		216	2,600	─
Impact from sales/redemptions	(7,217)	─		(680)	─	─
Impact from settlements (2)	(8,930)	─		─	─	─
Transfer from loans HFS to loans HFI	─	2,278		(2,278)	─	─
Balance, September 30, 2016	$179,435	$41,663	$	─	$5,947	$(1,605)

(1)	This amount includes $6.9 million of unrealized net holding gains arising during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended September 30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on loans (2)	Net gains on derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2016	$	─	$(1,337)	$173	$(200)
Additional realized (losses) gains recognized		(69)	─	─	936
Total (losses) gains reported in earnings		$(69)	$(1,337)	$173	$736

(1)	Amounts are reflected through “Net gains (losses) on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains (losses) on loans on the Consolidated Statements of Operations.
(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2017:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981		$3,835	$2,327		$(372)
Net (losses) gains included in earnings	(3,984)		(5,335)	1,491		372
Net change in other comprehensive income (1)	1,388		─	─		─
Impact from purchases	─		14,028	─		─
Impact from loan originations	─		1,500	─		─
Impact from sales/redemptions	(6,784)		(14,028)	─		─
Impact from settlements (2)	(3,650)		─	─		─
Balance, September 30, 2017	$142,951	$	─	$3,818	$	─

(1)	This amount includes $2.0 million of unrealized net holding gains arising during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the nine months ended September 30, 2017:

(in thousands)	Net gains on bonds (1)	Equity in Losses from LTPPs	Net losses on loans (2)		Net gains on derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2017	$(880)	$(3,104)	$	─	$1,863
Change in unrealized losses related to assets and liabilities held at January 1, 2017, but settled during 2017	─	─		(5,335)	─
Additional realized gains (losses) recognized	620	─		805	2,237
Total (losses) gains reported in earnings	$(260)	$(3,104)		$(4,530)	$4,100

(1)	Amounts are reflected through “Net gains (losses) on bonds” on the Consolidated Statements of Operations.

(2)	Amounts are reflected through “Net gains (losses) on loans on the Consolidated Statements of Operations.

(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2016:

(in thousands)	Bonds Available-for-sale	Loans Held for Investment		Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─		$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(3,820)		173		─	(311)	108
Net change in other comprehensive income (1)	13,067		─		─	─	─
Impact from purchases	7,217		─		─	─	─
Impact from loan originations	─		39,212		4,531	2,600	─
Impact from sales/redemptions	(10,986)		─		(8,670)	─	─
Impact from bonds extinguished due to consolidated or real estate foreclosure	(30,300)		─		─	─	─
Impact from settlements (2)	(14,182)		─		─	─	─
Transfer from loans HFS to HFI	─		2,278		(2,278)	─	─
Balance, September 30, 2016	$179,435		$41,663	$	─	$5,947	$(1,605)

(1)

This amount represents $15.1 million of unrealized net holding gains arising during the period, partially offset by the reversal of $2.1 million of unrealized bond gains related to bonds that were sold or redeemed.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the nine months ended September 30, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on loans (2)	Net gains on derivatives (3)
Change in unrealized losses related to assets and liabilities still held at September 30, 2016	$	─	$(3,770)	$173	$(203)
Change in unrealized losses related to assets and liabilities held at January 1, 2016, but settled during 2016		─	(50)	─	─
Additional realized gains recognized		2,254	─	─	3,038
Total gains (losses) reported in earnings		$2,254	$(3,820)	$173	$2,835

(1)	Amounts are reflected through “Net gains (losses) on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains (losses) on loans” on the Consolidated Statements of Operations.
(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

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

	Fair Value Measurement at September 30, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,033	Discounted cash flow	Market yield	3.9 - 4.8%	4.5%
Non-performing	7,340	Discounted cash flow	Market yield	7.9	7.9
			Capitalization rate	6.9	6.9
			Net operating income ("NOI") annual growth rate	(1.2)	(1.2)
Subordinated cash flow	9,717	Discounted cash flow	Market yield	7.2 - 7.5	7.3
			Capitalization rate	6.1 - 6.4	6.2
			NOI annual growth rate	0.4 - 0.6	0.5
Infrastructure bonds	22,405	Discounted cash flow	Market yield	6.9 - 8.7	7.6
Other bonds	10,456	Discounted cash flow	Market yield	3.8	3.8
Derivative instruments:
Total return swaps	3,818	Discounted cash flow	Market yield	3.5 - 5.1	4.6

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement at December 31, 2016
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Available-for-sale securities:
Multifamily tax-exempt bonds
Performing	$93,082	Discounted cash flow	Market yield	4.3 - 5.7%	5.0%
Non-performing	7,015	Discounted cash flow	Market yield	8.1	8.1
			Capitalization rate	6.9	6.9
			NOI annual growth rate	(0.9)	(0.9)
Subordinated cash flow	9,930	Discounted cash flow	Market yield	7.3 - 7.4	7.4
			Capitalization rate	6.0 - 6.4	6.2
			NOI annual growth rate	0.4 - 0.8	0.5
Infrastructure bonds	25,145	Discounted cash flow	Market yield	7.3 - 9.0	8.0
Other bonds	20,809	Discounted cash flow	Market yield	3.7 - 5.5	4.6
Loans held for investment	3,835	Discounted cash flow	Market yield	19.2	19.2
Derivative instruments:
Total return swaps	2,327	Discounted cash flow	Market yield	3.9 - 5.5	5.0
	(372)	Discounted cash flow	Market yield	7.2	7.2
			Capitalization rate	8.5	8.5
			NOI annual growth rate	2.5	2.5

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

For our Level 3 assets and liabilities, we use a discounted cash flow valuation technique to measure fair value.  This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.  In applying this technique, the rate of return, or discount rate, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•

For performing multifamily bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  Such projected cash flows are discounted based upon the market yield of such instruments.  For such instruments, the Company determines market yield by generally utilizing the AAA Municipal Market Data tax-exempt rate ("MMD") for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

•

For infrastructure bonds, the Company’s projection of expected future cash flows reflects a probability-weighted assessment of the expected future incremental tax revenues that would be generated through existing and future development of the mixed-use town center that support the debt service payments on the Company’s bonds.  Such projected cash flows are discounted based upon the market yield of such instruments.  For such instruments, the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for each infrastructure bond’s specific term and applies a market rate risk premium spread that reflects each instrument’s specific credit characteristics.

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

Non-Recurring Changes in Fair Value

There were no non-recurring adjustments during the three months ended September  30, 2017.

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

	At
	September 30, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$32,341	$32,341	$	─	$	─
Restricted cash	35,303	35,303		─		─
Restricted cash related to CFVs	23,537	23,537		─		─
Asset management fee receivable from TC Fund I	6,340	─		─		6,340
Loans held for investment	969	─		─		1,898
Loans held for investment related to CFVs	65	─		─		501

Liabilities:
Notes payable and other debt, bond related	83,968	─		─		84,022
Notes payable and other debt, non-bond related	27,280	─		─		27,694
Notes payable and other debt related to CFVs	12,901	─		─		5,948
Subordinated debt issued by MFH	100,577	─		─		40,436
Guarantee obligations (1)	2,953	─		─		10,702

(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $7.7 million at September 30, 2017, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 15.0% and 14.5% at September 30, 2017 and December 31, 2016, respectively.  As outlined in the table above, at September 30, 2017, the aggregate fair value was measured at $40.4 million.  At September 30, 2017, the measured fair value of this debt would have been $47.5 million and $35.1 million using a market yield of 12.5% and 17.5%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

Note 8—Guarantees and Collateral

Guarantees – LIHTC Business Line

The Company has guaranteed minimum yields on investment to investors in 11 consolidated LIHTC funds, along with two additional guaranteed LIHTC funds that are not consolidated for reporting purposes (all 13 LIHTC funds are collectively referred to hereinafter as the “Guaranteed Funds”) and has agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  The Company may have to perform under such guarantees of investor yield for losses resulting from recapture of tax credits due to foreclosure or difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulations with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027, while the balance of the Company’s indemnifications associated with Guaranteed Funds will expire by December 31, 2017.

At September 30, 2017 and December 31, 2016, the 11 Guaranteed Funds for which the Company has provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $14.8 million and $14.5 million in reserves, respectively.  While these reserves are not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company holds a first mortgage revenue bond from certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.  The Company made no guarantee payments associated with the Guaranteed Funds for the nine months ended September 30, 2017.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  At September 30, 2017, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At September 30, 2017 and December 31, 2016, the Company had $7.7 million and $8.6 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fee asset.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2017.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year ($109.6 million of total maximum exposure) and may be subject to certain other limitations. In addition to these limitations, the investor will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At September 30, 2017, the Company had $2.9 million of unamortized fees related to the mandatory loan performance obligation.

However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.  During the third quarter of 2017, the Company made a mandatory loan to TC Fund I of $0.6 million that was fully repaid by TC Fund I during such reporting period.

At September 30, 2017 and December 31, 2016, the Company had $20.0 million and $25.6 million, respectively, of collateral that was primarily pledged towards the guarantee exposure associated with the 11 Guaranteed Funds and TC Fund I.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed from this collateral.

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

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	September 30, 2017		December 31, 2016
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$392,518	$27	$392,518	$186
TC Fund I	109,587	2,923	109,587	3,805
LTPPs	536	3	536	12

(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $388.4 million related to the 11 Guaranteed Funds we consolidated at September 30, 2017 and December 31, 2016.  See Note 13, “Consolidated Funds and Ventures,” for more information.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at September 30, 2017 and December 31, 2016.  These tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	September 30, 2017
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$9,135	$131,080	$ ─	$	─	$140,215
Other (1)	26,168	─	─		─	26,168
CFVs (2)	23,537	─	108,309		41,954	173,800
Total	$58,840	$131,080	$108,309		$41,954	$340,183

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees.
(2)	These are assets held by CFVs.

	At
	December 31, 2016
		Bonds				Total
	Restricted	Available-	Investment in		Other	Assets
(in thousands)	Cash	for-sale	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$13,928	$129,746	$ ─	$	─	$143,674
Other (1)	19,992	5,868	─		─	25,860
CFVs (2)	23,584	─	137,773		44,551	205,908
Total	$57,504	$135,614	$137,773		$44,551	$375,442

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees.
(2)	These are assets held by CFVs.

Note 9—Commitments and Contingencies

Operating Leases

On September 30, 2017, the Company had four non-cancelable operating leases that expire in 2017, 2020 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.1 million for the three months ended September 30, 2017 and 2016, and $0.2 million for the nine months ended September 30, 2017 and 2016.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at September 30, 2017:

(in thousands)
2017	$72
2018	294
2019	309
2020	183
2021	129
Thereafter	304
Total minimum future rental commitments	$1,291

Litigation and Other Matters

In the ordinary course of business, the Company and its subsidiaries are named as defendants in various litigation matters or may have other claims made against it.  Such legal proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At September 30, 2017, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income from continuing operations	$9,641	$2,890	$13,477	$24,459
Net income from discontinued operations	280	1,285	417	1,451
Net income to common shareholders	$9,921	$4,175	$13,894	$25,910

Basic weighted-average shares (1)	5,871	6,174	5,890	6,328
Common stock equivalents (2), (3), (4)	─	375	─	3
Diluted weighted-average shares	5,871	6,549	5,890	6,331

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At September 30, 2017, 410,000 stock options were in the money and had a potential dilutive share impact of 383,299 and 382,088 for the three months and nine months ended September 30, 2017, respectively.  For the nine months ended September 30, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At September 30, 2016, 410,000 stock options were in the money and had a potential dilutive share impact of 375,001 and 371,523 for the three months and nine months ended September 30, 2016, respectively.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 2,730 for the nine months ended September 30, 2016.  There was no dilutive impact for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(4)

For the three months and nine months ended September 30, 2017, all options were vested and in the money as of January 1, 2017 and thus none were excluded from the calculations of diluted earnings per share.  For the nine months ended September 30, 2016, the weighted-average number of options excluded from the calculations of diluted earnings per share was 2,222, either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.  No options were excluded from the calculations of diluted earnings per share for the three months ended September 30, 2016.

Common Shares

On  December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  During the third quarter of 2017, the Company purchased 48,956 shares at an average price of $23.73.    Between October 1, 2017 and November 2, 2017, the Company repurchased 21,000 shares at an average price of $24.85.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $26.75 per share.

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

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Guaranteed Funds	$95,543	$128,734
Consolidated Property Partnerships	5,509	6,220
IHS PM	─	45
Total	$101,052	$134,999

Guaranteed Funds

At September 30, 2017 and December 31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At September 30, 2017 and December  31, 2016, the noncontrolling interest holders were comprised of the limited partners as well as the general partner of the partnerships.  See Note 13, “Consolidated Funds and Ventures,” for more information.

IHS  PM

During the second quarter of 2015, we formed a company in South Africa, IHS PM, to provide property management services to the properties of IHS-managed funds.  At December 31, 2016, the Company owned 60%  of IHS PM and the third party property manager owned the remaining 40%.

During the third quarter of 2017, the Company purchased the remaining 40% interest in IHS PM from a third party for $0.7 million.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended September 30, 2017:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, July 1, 2017	$42,344	$(3,406)	$38,938
Unrealized net gains	623	19	642
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of unrealized losses to operations due to impairment	39	─	39
Net change in AOCI	42	19	61
Balance, September 30, 2017	$42,386	$(3,387)	$38,999

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended September 30, 2016:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, July 1, 2016	$54,871	$(3,082)	$51,789
Unrealized net gains	6,871	59	6,930
Net change in AOCI	6,871	59	6,930
Balance, September 30, 2016	$61,742	$(3,023)	$58,719

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the nine months ended September 30, 2017:

	Bonds	Foreign
	Available-	Currency
(in thousands)	for-sale	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Unrealized net gains (losses)	1,969	(207)	1,762
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of unrealized losses to operations due to impairment	39	─	39
Net change in AOCI	1,388	(207)	1,181
Balance, September 30, 2017	$42,386	$(3,387)	$38,999

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the nine months ended September 30, 2016:

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Employees’ Stock-Based Compensation Plans	$902	$30	$2,481	$1,579
Non-employee Directors’ Stock-Based Compensation Plans	164	89	341	236
Total	$1,066	$119	$2,822	$1,815

Employees’ Stock-Based Compensation Plans

At September 30, 2017,  there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options were vested as of September 30, 2017.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2016	416	$3.52	5.3	$5,283	$5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at December 31, 2016	410	1.56	4.4	7,149	7,166
Forfeited/Expired in 2017	─
Outstanding at September 30, 2017	410	1.56	3.7	9,629	9,647

Number of options that were exercisable at:
December 31, 2016	410	1.56	4.4
September 30, 2017	410	1.56	3.7

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000;  410,000; and 416,211; at September 30, 2017, December 31, 2016 and January 1, 2016, respectively.

The value of employee options increased by $2.5 million during the nine months ended September 30, 2017, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

All of the Company’s employee deferred shares were vested and issued.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 408,967 were available to be issued at September 30, 2017.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Note  12—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the three months and nine months ended September 30, 2017 and 2016 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Other income	$29	$83	$167	$250
Other expense	─	─	(1)	(1)
Net income before disposal activity	29	83	166	249
Disposal:
Net gains on real estate and other investments	─	1,202	─	1,202
Net gains on sale of business	251	─	251	─
Net income from discontinued operations	280	1,285	$417	$1,451
Loss from discontinued operations allocable to noncontrolling interests	─	─	─	─
Net income to common shareholders from discontinued operations	$280	$1,285	$417	$1,451

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

Consolidated Property Partnerships

At September 30, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Because the Company was determined to be the primary beneficiary, the four entities have been consolidated by the Company for financial reporting purposes at September 30, 2017.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Cash, cash equivalents and restricted cash	$23,537	$23,584
Investments in LTPPs	108,309	137,773
Real estate held for use, net	24,180	36,942
Real estate held for sale, net	11,991	145
Other assets	5,783	7,464
Total assets of CFVs	$173,800	$205,908

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table provides the assets and liabilities of the LTPPs:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Total assets of the LTPPs (1)	$1,145,634	$1,124,274
Total liabilities of the LTPPs (1)	928,262	937,335

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the net loss of the LTPPs related to CFVs:

	For the nine months ended
	September 30,
(in thousands)	2017	2016
Net loss	$(18,163)	$(18,981)

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $388.4 million at September 30, 2017 and December 31, 2016; while the Company’s maximum exposure to loss related to its investments in bonds was $88.8 million and $87.6 million at September 30, 2017 and December 31, 2016, respectively.

Real estate held for use, net

The following provides information about the assets of the consolidated property partnerships that were classified as held for use as of the specified reporting dates:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Building, furniture and fixtures	$22,975	$33,281
Accumulated depreciation	(1,931)	(1,085)
Land	3,136	4,746
Total	$24,180	$36,942

Depreciation expense was $0.3 million for the three months ended September 30, 2017 and 2016 and $1.2 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months and nine months ended September 30, 2017 and 2016.

Real estate held for sale, net

The following provides information about the assets of the consolidated property partnership that was classified as held for sale as of the specified reporting dates:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Cash	$376	$145
Building, furniture and fixtures	10,306	─
Accumulated depreciation	(359)	─
Land	1,610	─
Other assets	58	─
Total	$11,991	$145

During the second quarter of 2017, the Company redesignated one of the properties within its consolidated property partnerships from real estate held for use to real estate held for sale.  The Company began marketing the property for sale during the second quarter of 2017, with the expected disposal to be completed by December 31, 2017.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2017	2016
Debt (1), (2)	$12,901	$13,029
Unfunded equity commitments to unconsolidated LTPPs	8,003	8,103
Asset management fee payable	29,642	28,373
Other liabilities (3)	4,440	4,209
Total liabilities of CFVs	$54,986	$53,714

(1)

At September 30, 2017 and December 31, 2016, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.3% and 5.8%, respectively, and was due on demand.

(2)

At September 30, 2017 and December 31, 2016, $6.2 million and $6.3 million, respectively, of this debt was related to two consolidated property partnerships and had a UPB of $5.3 million and $5.4 million, respectively, and weighted-average effective interest rate of 4.0% with various maturity dates through March 11, 2029.

(3)	At September 30, 2017, $0.1 million of other liabilities is associated with the consolidated property partnership designated as held for sale.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Rental and other income from real estate	$1,327	$943	$3,960	$1,727
Interest and other income	189	220	808	981
Total revenue from CFVs	1,516	1,163	4,768	2,708

Expenses:
Depreciation and amortization	779	851	2,590	2,219
Interest expense	185	128	501	387
Other operating expenses	2,320	1,821	6,245	4,807
Asset impairments	9,671	7,265	21,071	20,034
Total expenses from CFVs	12,955	10,065	30,407	27,447

Net losses related to CFVs:
Investment gains (losses)	─	─	10	(598)
Equity in losses from LTPPs of CFVs	(1,973)	(4,993)	(9,421)	(15,616)
Net loss	(13,412)	(13,895)	(35,050)	(40,953)
Net losses allocable to noncontrolling interests in CFVs (1)	13,182	13,101	33,894	37,923
Net loss allocable to the common shareholders related to CFVs	$(230)	$(794)	$(1,156)	$(3,030)

(1)

Excludes $2 of net gain allocable to the noncontrolling interest holder in IHS PM for the three months ended September 30, 2016.  Excludes $52 and $111 of net gain allocable to the noncontrolling interest holder in IHS PM for the nine months ended September 30, 2017 and 2016, respectively.  These amounts are excluded from this presentation because IHS PM and its related activity are not included within CFV income statement activity above.

The details of Net loss allocable to the common shareholders related to CFVs:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Guarantee fees	$288	$288	$864	$950
Interest income	379	192	1,043	257
Equity in losses from LTPPs	(897)	(1,337)	(3,104)	(3,820)
Equity in income from Consolidated Property Partnerships	─	63	41	181
Other expenses	─	─	─	(598)
Net loss allocable to the common shareholders related to CFVs	$(230)	$(794)	$(1,156)	$(3,030)

Note  14—Segment Information

The Company operates through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs.

	For the three months ended September 30, 2017
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$2,709	$61	$23	$(379)	(1)	$2,414
Total interest expense	(471)	─	─	─		(471)
Net interest income	2,238	61	23	(379)		1,943

Total fee and other income	5,822	3,021	─	(288)	(2)	8,555
Revenue from CFVs	1,516	─	─	─		1,516
Total non-interest revenue	7,338	3,021	─	(288)		10,071
Total revenues, net of interest expense	9,576	3,082	23	(667)		12,014
Operating and other expenses:
Interest expense	(99)	(75)	(809)	─		(983)
Operating expenses	(3,313)	(2,920)	(3,122)	─		(9,355)
Other expenses, net	(1,291)	(540)	(29)	─		(1,860)
Expenses from CFVs	(13,622)	─	─	667	(1), (2)	(12,955)
Total operating and other expenses	(18,325)	(3,535)	(3,960)	667		(25,153)
Net gains on assets and derivatives	4,209	172	1,009	─		5,390
Equity in income from unconsolidated funds and ventures	6,070	495	─	─		6,565
Equity in losses from Lower Tier Property Partnerships of CFVs	(1,973)	─	─	─		(1,973)
Loss from continuing operations before income taxes	(443)	214	(2,928)	─		(3,157)
Income tax expense	─	─	(384)	─		(384)
Income from discontinued operations, net of tax	280	─	─	─		280
Net loss	(163)	214	(3,312)	─		(3,261)
Loss allocable to noncontrolling
interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	13,182	─	─	─		13,182
Net income (loss) allocable to common shareholders	$13,019	$214	$(3,312)	$ ─		$9,921

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $0.4 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the third quarter of 2017 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

	For the three months ended September 30, 2016
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$4,573	$35	$9	$(192)	(1)	$4,425
Total interest expense	(500)	─	(85)	─		(585)
Net interest income	4,073	35	(76)	(192)		3,840

Total fee and other income	2,011	1,744	25	(288)	(2)	3,492
Revenue from CFVs	1,163	─	─	─		1,163
Total non-interest revenue	3,174	1,744	25	(288)		4,655
Total revenues, net of interest expense	7,247	1,779	(51)	(480)		8,495
Operating and other expenses:
Interest expense	(47)	(1)	(1,073)	─		(1,121)
Operating expenses	(2,610)	(2,406)	(1,357)	─		(6,373)
Other expenses	(503)	538	(32)	─		3
Expenses from CFVs	(10,608)	─	─	543	(1), (2)	(10,065)
Total operating and other expenses	(13,768)	(1,869)	(2,462)	543		(17,556)
Net gains on assets, derivatives and extinguishment of liabilities	2,427	1	(18)	─		2,410
Equity in income (losses) from unconsolidated funds and ventures	1,712	(171)	─	(63)		1,478
Equity in losses from Lower Tier Property Partnerships of CFVs	(4,993)	─	─	─		(4,993)
Loss from continuing operations before income taxes	(7,375)	(260)	(2,531)	─		(10,166)
Income tax expense	─	─	(43)	─		(43)
Income from discontinued operations, net of tax	1,285	─	─	─		1,285
Net (loss) income	(6,090)	(260)	(2,574)	─		(8,924)
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

	For the nine months ended September 30, 2017
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$8,848	$152	$65	$(1,043)	(1)	$8,022
Total interest expense	(1,326)	─	─	─		(1,326)
Net interest income	7,522	152	65	(1,043)		6,696

Total fee and other income	12,214	9,028	─	(864)	(2)	20,378
Revenue from CFVs	4,768	─	─	─		4,768
Total non-interest revenue	16,982	9,028	─	(864)		25,146
Total revenues, net of interest expense	24,504	9,180	65	(1,907)		31,842
Operating and other expenses:
Interest expense	(256)	(76)	(3,098)	─		(3,430)
Operating expenses	(8,607)	(7,928)	(6,455)	─		(22,990)
Other expenses, net	(1,775)	(152)	(89)	─		(2,016)
Expenses from CFVs	(32,345)	─	─	1,938	(1), (2)	(30,407)
Total operating and other expenses	(42,983)	(8,156)	(9,642)	1,938		(58,843)
Net gains on assets, derivatives and extinguishment of liabilities	119	172	4,838	─		5,129
Equity in income (losses) from unconsolidated funds and ventures	11,052	457	─	(41)		11,468
Net gains related to CFVs	─	─	─	10		10
Equity in losses from Lower Tier Property Partnerships of CFVs	(9,421)	─	─	─		(9,421)
(Loss) income from continuing operations before income taxes	(16,729)	1,653	(4,739)	─		(19,815)
Income tax expense	─	─	(550)	─		(550)
Income from discontinued operations, net of tax	417	─	─	─		417
Net (loss) income	(16,312)	1,653	(5,289)	─		(19,948)
Loss (income) allocable to
noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	33,894	(52)	─	─		33,842
Net income (loss) allocable to common shareholders	$17,582	$1,601	$(5,289)	$ ─		$13,894

(1)

Represents bond interest income that the Company recognized through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, the $1.0 million was reflected in total interest for U.S. Operations.

(2)

Represents guarantee fees related to the Company’s Guaranteed Funds, which were recognized during the first nine months of 2017 through an allocation of income (see Note 13, “Consolidated Funds and Ventures”) and for purposes of the table above, were included in total fee and other income for U.S. Operations.

	For the nine months ended September 30, 2016
				Income
	U.S.	International		Allocation		MMA
(in thousands)	Operations	Operations	Corporate	Reclassifications		Consolidated
Total interest income	$11,836	$91	$37	$(257)	(1)	$11,707
Total interest expense	(1,391)	─	(295)	−		(1,686)
Net interest income	10,445	91	(258)	(257)		10,021

Total fee and other income	5,118	5,025	53	(950)	(2)	9,246
Revenue from CFVs	2,708	─	─	−		2,708
Total non-interest revenue	7,826	5,025	53	(950)		11,954
Total revenues, net of interest expense	18,271	5,116	(205)	(1,207)		21,975
Operating and other expenses:
Interest expense	(61)	(1)	(3,176)	─		(3,238)
Operating expenses	(6,982)	(6,434)	(4,751)	─		(18,167)
Other expenses	(1,955)	658	(81)	598	(3)	(780)
Expenses from CFVs	(28,237)	─	─	790	(1), (2), (3)	(27,447)
Total operating and other expenses	(37,235)	(5,777)	(8,008)	1,388		(49,632)
Net gains on assets, derivatives and extinguishment of liabilities	6,968	1	(14)	─		6,955
Net gains transferred into net income from AOCI due to real estate foreclosure	15,647	─	─	─		15,647
Equity in income (loss) from unconsolidated funds and ventures	8,637	(391)	─	(181)		8,065
Net losses related to CFVs	(598)	─	─	─		(598)
Equity in losses from Lower Tier Property Partnerships of CFVs	(15,616)	─	─	─		(15,616)
Income (loss) from continuing operations before income taxes	(3,926)	(1,051)	(8,227)	─		(13,204)
Income tax expense	─	─	(149)	─		(149)
Income from discontinued operations, net of tax	1,451	─	─	─		1,451
Net income (loss)	(2,475)	(1,051)	(8,376)	─		(11,902)
Loss allocable to noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	37,923	(111)	─	─		37,812
Net income (loss) allocable to common shareholders	$35,448	$(1,162)	$(8,376)	$ ─		$25,910

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

The following table provides information about total assets by segment:

	September 30,	December 31,
(in thousands)	2017	2016
ASSETS
U.S. Operations (includes $173,800 and $205,908 related to CFVs)	$475,533	$517,286
Corporate Operations	33,284	48,459
International Operations	26,679	8,454
Total MMA consolidated assets	$535,496	$574,199

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that because remediation of the material weaknesses in our internal control over financial reporting described in our 2016 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at September  30, 2017.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the continued implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2017, the Company had executed the following steps in connection with its remediation plan:

•

The Company completed a review and implementation of GITCs over its general ledger and network provisioning, including access restrictions to where spreadsheets are stored on our network and has begun preliminary testing;

•	The Company designed and implemented standards to be followed to clearly evidence the execution of GITCs;

•

The Company expanded its spreadsheet policy to incorporate enhanced standards over (i) its risk assessment of spreadsheets and (ii) how to evidence the execution of key control activities over the Company’s spreadsheets;

•

The Company has implemented its corporate spreadsheet policy and has also sponsored a training on its spreadsheet policy for personnel that are accountable for internal control over financial reporting;

•	The Company completed the validation of data and assumptions used in its spreadsheets that are used for financial reporting purposes; and

•	The Company designed and implemented standards to be followed to clearly evidence change controls over information within the Company’s spreadsheets that are used for financial reporting purposes.

All enhancements to the Company’s internal control over financial reporting that were implemented by the Company as of September 30, 2017 are subject to continued evaluation by management and testing by the Company’s registered public accountants.  Although we expect that full implementation of this plan will result in the remediation of the Company’s material weaknesses, we cannot provide any assurance that these efforts will be successful, or that we will not identify additional control deficiencies in future periods.

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

Item 1A.  Risk Factors

Tax legislation was introduced in Congress on November 2, 2017 that contains proposals that could impact our business.  However, until Congress settles on a final bill, it is impossible to predict the nature or degree of the impact of such proposed legislation.  See Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Form 10-K for more information about risks that could, directly or indirectly, have a material adverse effect on our business, our financial condition, our results of operations or the value of our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None for the three months ended September  30, 2017.

Use of Proceeds from Registered Securities

None for the three months ended September  30, 2017.

Issuer Purchases of Equity Securities

Table 20 provides information on the Company’s common share repurchases during the three months ended September  30, 2017.

Table 20:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
7/1/2017 - 7/31/2017	26	$22.97	26	424
8/1/2017 - 8/31/2017	10	24.23	10	414
9/1/2017 - 9/30/2017	13	24.82	13	401
	49	23.73	49	401

(1)

On December 1, 2016, the Board authorized the 2017 Plan, which permits the repurchase of up to 580,000 shares.  Between October 1, 2017 and November 2, 2017, we repurchased 21,000 shares at an average price of $24.85.  Effective at the filing of this Report and until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $26.75 per share.  Unless amended, the 2017 Plan will terminate once the Company has repurchased the total authorized number of shares or as of December 31, 2017, whichever comes first.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

7

MMA CAPITAL MANAGEMENT, LLC

Dated:	November 9, 2017	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 9, 2017
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	November 9, 2017
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

S-1