Form 10-K
period 2017-12-31
MMA CAPITAL MANAGEMENT, LLC
filed 2018-03-16
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of our common shares held by non-affiliates was $123,881,115 based on the last sale price as reported in the over the counter market on June 30, 2017.

There were 5,742,969 shares of common shares outstanding at March 13, 2018.

Portions of the registrant’s Proxy Statement to be filed on or about April 12, 2018 have been incorporated by reference into Part III of this report.

i

ii

Cautionary Statement Regarding Forward Looking Statements

This 2017 Annual Report on Form 10-K for the year ended December  31, 2017 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

___________________________________________________________________________________________________________

	As of and for the year ended December 31,
(in thousands, except per common share data)	2017	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Selected income statement data
Net interest income	$8,505	$12,865	$13,925	$20,968	$21,852
Non-interest revenue	26,489	11,875	13,760	11,537	8,789
Total revenues, net of interest expense	34,994	24,740	27,685	32,505	30,641

Operating and other expenses	72,065	64,238	75,187	117,087	88,259
Net gains (losses) from bonds and other continuing operations	10,087	34,386	11,181	(14,782)	130,524
Net (loss) income from continuing operations before income taxes	(26,984)	(5,112)	(36,321)	(99,364)	72,906

Income tax benefit (expense)	615	(679)	(263)	(242)	1,304
Net income from discontinued operations, net of tax	432	1,532	327	18,038	26,758
Income allocable to perpetual preferred shareholders	─	─	─	─	(3,714)
Loss allocable to noncontrolling interests	45,339	46,611	54,983	100,366	31,707
Net income allocable to common shareholders	$19,402	$42,352	$18,726	$18,798	$128,961
Earnings per share data
Net income allocable to common shareholders: Basic	$3.31	$6.77	$2.72	$2.46	$15.31
Diluted	3.31	6.67	2.72	2.46	14.92

Average shares: Basic	5,858	6,254	6,881	7,647	8,424
Diluted	5,858	6,628	6,881	7,647	8,718
Market and per common share data
Market capitalization	$134,274	$112,589	$94,160	$67,038	$43,993
Common shares at period-end	5,618	6,008	6,589	7,228	8,112
Share price during period:
High	26.60	19.25	14.50	10.08	8.75
Low	23.70	13.70	9.05	5.50	2.00
Closing price at period-end	24.30	19.00	14.45	9.36	5.60
Book value per common share: Basic	24.49	20.86	17.63	12.66	8.06
Diluted	24.48	20.75	17.43	12.51	7.97
Selected balance sheet data (period end)
Cash and cash equivalents	$39,347	$45,525	$21,843	$29,619	$66,794
Investments in debt securities (without consolidated funds and ventures ("CFVs")	143,604	155,981	218,439	222,899	195,332
All other assets (without CFVs)	190,466	166,785	139,177	149,710	126,446
Assets of CFVs	158,469	205,908	219,612	266,518	623,207
Total assets	$531,886	$574,199	$599,071	$668,746	$1,011,779

Debt (without CFVs)	$211,593	$230,042	$232,212	$283,831	$346,782
All other liabilities (without CFVs)	36,003	30,120	24,319	15,577	17,032
Liabilities of CFVs	57,188	53,714	46,319	48,140	109,106
Noncontrolling equity	89,529	134,999	180,051	229,714	473,513
Total liabilities and noncontrolling equity	394,313	448,875	482,901	577,262	946,433
Common shareholders' equity	$137,573	$125,324	$116,170	$91,484	$65,346
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$125,324	$116,170	$91,484	$65,346	$44,901
Net income allocable to common shareholders	19,402	42,352	18,726	18,798	128,961
Other comprehensive income (loss) allocable to common shareholders	3,335	(23,391)	11,080	18,462	(103,149)
Preferred share repurchased	─	─	─	─	842
Preferred shares transferred	─	─	─	─	(3,022)
Common share repurchases	(9,607)	(10,055)	(7,743)	(8,128)	(2,682)
Other changes in common shareholders' equity	(881)	248	2,623	(2,994)	(505)
Common shareholders' equity - at end of period	$137,573	$125,324	$116,170	$91,484	$65,346
(1)

Gains from sales of real estate, as well as CFV-related income and expenses, were reclassified in the Consolidated Statements of Operations for all reporting periods presented.  See Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” of this Report for more information.

PART I

ITEM 1.   BUSINESS

Overview

MMA Capital Management, LLC was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company partners with institutional capital to create and manage investments in affordable housing and renewable energy.  We invest for our own account and co-invest with our institutional capital partners.  In 2017, we derived revenue from returns on our investments and from asset management, performance and other fees that relate to investments, funds and ventures that we managed.  On January 8, 2018, the Company completed the sale of certain business lines and assets and converted to an externally managed business model by engaging an affiliate of Hunt Companies, Inc. to perform management services for the Company.  Refer to the discussion in “Sale of Certain Business Lines and Assets” in Part I of this Report for more information about these developments.  The forward-looking statements in our discussions of U.S. Operations, International Operations and Corporate Operations are qualified in their entirety by that discussion.

At December 31, 2017, the Company operated through three reportable segments – United States (“U.S.”) Operations, International Operations and Corporate Operations.  Refer to Notes to Consolidated Financial Statements – Note 15, “Segment Information,” for more information about the revenues, operating profit and loss and total assets for each of our reportable segments.

Sale of Certain Business Lines and Assets

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt Companies, Inc. (collectively, “Hunt”) in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  The Company also agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average purchase price of $33.50 per share.     In this regard, on March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  Hunt is obligated to purchase the remaining 125,000 shares for $4.3 million, or $34.00 per share, within six months of January 8, 2018.

With respect to the sale of business lines and assets, the Company sold the following to Hunt on January 8, 2018: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform; and (v) certain miscellaneous investments (collectively, the “Disposed Assets” and the foregoing sale transaction is hereinafter referred to as the “Disposition”).  The Disposition also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.

As consideration for the Disposition, Hunt agreed to pay the Company $57 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57 million note receivable from Hunt FS Holdings II, LLC (the “Buyer”) that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.  Additionally, the Company may also receive additional purchase price consideration for the Disposition based on the performance of the transferred LIHTC businesses.

The Company’s option to purchase the LIHTC business of Morrison Grove Management, LLC (“MGM”) was converted to a purchase and sale agreement (the “MGM PSA”), pursuant to which the Company agreed to complete the purchase of MGM subject to certain conditions precedent.  In addition, the Company signed an agreement to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property (the “Woodside Agreement” and together with the MGM PSA, the “MGM Agreements”).  Hunt has the right to elect to take assignment of the MGM Agreements and acquire the MGM LIHTC business and property directly from MGM and its affiliates.

After settlement of the Disposition, and assuming Hunt elects to, and does, close under the MGM Agreements, the Company’s assets and liabilities will consist primarily of its: (i) investments in bonds and other debt obligations that finance affordable housing and infrastructure in the U.S.; (ii) investments in partnerships, including our investments in renewable energy, U.S. real estate partnerships and our 11.85% ownership interest in South Africa Workforce Housing Fund (“SAWHF”); (iii) the $57 million note receivable from the Buyer; (iv) derivative financial instruments that are used to hedge interest and foreign currency exchange risks of the Company; and (v) other assets and liabilities, including certain LIHTC assets, real estate investments, the Company’s subordinated debt and $379.2 million of net operating losses (“NOLs”) that are subject to a full valuation allowance at December 31, 2017.

As part of the transaction, the Company engaged Hunt to externally manage the Company’s continuing operations (the agreement that governs this engagement is hereinafter referred to as the “Management Agreement” while the Hunt entity that externally manages the Company is hereinafter referred to as the “External Manager”).  All employees of the Company were hired by the External Manager.  In consideration for the external management services, the Company agreed to pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  For the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter, with the percentage of GAAP common shareholders’ equity calculation beginning with the third quarter of 2018.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs.

The Company will recognize an estimated increase in GAAP common shareholders’ equity of approximately $32 million in connection with the settlement of the Disposition and estimates that it would recognize an additional $14 million increase in GAAP common shareholders’ equity should Hunt decide to take an assignment of the MGM Agreements and, subject to the terms of the MGM Agreements, consummate the acquisition of the MGM LIHTC business.

The impacts that the Disposition and Management Agreement have had on the continuing business operations of the Company are further discussed below.

U.S. Operations

At December 31, 2017, our U.S. Operations segment consisted of three business lines: Leveraged Bonds, Low Income Housing Tax Credits (“LIHTC”) and Energy Capital.  We re-allocated the Other Investments component of “Energy Capital and Other Investments” to our Leveraged Bonds business line in the fourth quarter of 2016.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company completed the sale of the following elements of its U.S. Operations on January 8, 2018: (i) the Company’s LIHTC business; (ii) the loan origination, servicing and management components of its Energy Capital business; (iii) the Company’s bond servicing platform; and (iv) certain miscellaneous investments.  The Disposition also included, among other items, certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital and LIHTC business lines.

The impacts that the Disposition and Management Agreement have had on each business line within U.S. Operations are further discussed below.

Leveraged Bonds Business Line

In our Leveraged Bonds business line, which was not conveyed in the Disposition, we primarily own and manage bonds for our own account that finance affordable housing and infrastructure in the U.S.

The bonds we hold are fixed rate and unrated.  Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes: (i) municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development, (ii) a subordinated investment in a collateralized mortgage-backed security that finances a mixed-use multifamily housing property and (iii) a tax-exempt bond that is fully secured by U.S. Treasury notes subsequent to the sale of the underlying affordable multifamily property.

The Company has financed its ownership of a majority of its investments in bonds through total return swap (“TRS”) agreements.  These financing arrangements enable the Company to retain the economic risks and rewards of the fixed rate bonds that are referenced in such agreements and generally require the Company to pay a variable rate of interest that resets on a weekly basis.  The Company also has executed TRS agreements to synthetically acquire the total return of multifamily bonds that it does not own.  The Company has hedged a portion of the interest rate risk associated with its TRS agreements and other sources of variable interest rate exposure using various interest rate risk management agreements.

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

Table 1:  Bond Portfolio - Summary

	At December 31, 2017
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$169,062	$178,183	6.42%		6.42%		1.19	x	21	19
Non-performing (1)	9,899	8,033	6.45%		2.70%		0.78	x	1	1
Subordinated cash flow (2)	9,620	12,573	6.78%		1.54%		N/A		3	─
Total multifamily tax-exempt bonds	$188,581	$198,789	6.43%	(5)	6.22%	(5)	1.17	x	25	20

Infrastructure bonds	$27,050	$21,824	6.75%		6.75%		0.62	x	2	N/A

Other bonds	$14,880	$15,569	5.12%		5.12%		N/A		2	N/A
Total Bond Portfolio (3), (4)	$230,511	$236,182	6.38%	(5)	6.21%	(5)	1.10	x	29	20

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments.  As a result, debt service coverage is not calculated for these investments.

(3)

Includes nine bonds with a combined UPB and fair value of $71.0 million and $74.6 million, respectively, that were financed with TRS agreements that had a combined notional amount of $72.3 million and that were accounted for as derivatives at December 31, 2017.  The Bond Portfolio also includes seven bonds with a combined UPB and fair value of $84.3 million and $86.7 million, respectively, that were financed with TRS agreements that had a combined notional amount of $83.9 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(4)

Includes two performing tax-exempt bonds that at December 31, 2017 (i) were eliminated for financial statement purposes, (ii) had a combined UPB of $17.0 million and a combined fair value of $18.0 million and (iii) were financed by three TRS agreements with a combined notional amount of $17.3 million.  As a result of consolidating certain real estate partnerships, at December 31, 2017, we recognized $13.9 million of real estate and $5.5 million of U.S. Treasury notes.

(5)

Excludes the effects of subordinated cash flow bonds.  If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.39%, respectively, at December 31, 2017, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 5.98% and 6.01%, respectively, at December  31, 2017.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at December 31, 2017.
(7)

Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(8)

As of September 30, 2017, the Bond Portfolio was comprised of 30 bonds, which included 27 multifamily tax-exempt bonds that were collateralized by 21 affordable multifamily rental properties.  The fair value of the Bond Portfolio as a percentage of its UPB decreased from 104.5% at September 30, 2017 to 102.5% at December 31, 2017, while the weighted-average debt service coverage ratio of the Bond Portfolio was 1.10x at September 30, 2017 and December 31, 2017.

The fair value of the Bond Portfolio as a percentage of its UPB was 102.5% at December 31, 2017 and 2016, while the weighted-average debt service coverage ratio of the Bond Portfolio improved from 1.05x at December 31, 2016 to 1.10x at December  31, 2017.

Other Investments of the Leveraged Bonds Business Line

At December 31, 2017, we owned or were an equity partner in,  two direct investments in real estate consisting of one land parcel and a mixed-use town center development whose incremental tax revenues secure our infrastructure bond investments.  The carrying value of the two direct investments was $21.5 million as of December 31, 2017.

LIHTC Business Line

At December 31, 2017, our LIHTC business line primarily owned and managed limited partner (“LP”) and general partner (“GP”) investments in affordable housing communities in the U.S.  In this regard, we provided asset management and administrative services to a limited liability company formed in 2015 by the Company and a commercial bank (“TC Fund I”) that acquired limited partnership interests either directly or through fund investments in approximately 650 affordable properties.  Since the formation of TC Fund I, many properties in which it had an interest have been sold and, as of September 30, 2017, TC Fund I had investments in approximately 440 properties.

At December 31, 2017, we also had loan receivables from, and an option to purchase, MGM, which, at December 31, 2017, had approximately 235 properties under management.  Additionally, at December 31, 2017, our LIHTC business line had outstanding guarantees to some of the Company’s institutional investors related to the yield on the funds, the receipt of tax credits and the performance of the underlying assets.

On January 8, 2018, and as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold its LIHTC business to Hunt as part of the Disposition while converting its option to acquire MGM into a purchase and sale agreement that the Company has retained, but for which Hunt has the right to elect to take assignment.  As part of the Disposition, the Company’s LIHTC fund-level guarantees of investor returns, individual indemnifications made to specific investors in non-guaranteed LIHTC funds and its limited tax credit guarantee to TC Fund I were assumed by Hunt.

TC Fund  I

As consideration for providing asset management and administrative services to TC Fund I, the Company was due an asset management fee of 2% per annum on the initial capital contribution of $211.4 million by the investor with which the Company partnered to form TC Fund I.  Asset management fees were generally payable to the Company by TC Fund I after payments are made by TC Fund I to: 1) repay any tax credit losses funded by the investor; 2) redeem any investor member voluntary loans; 3) repay any mandatory loans made by the Company to fund investor tax credit losses; 4) pay any expense loans; 5) establish any required reserves; and 6) pay any accrued guarantee fees.  Cash flows to TC Fund I are generated primarily from residual events that generally occur at the end of the tax compliance period and are generally outside of the control of the Company in terms of whether and when they occur.  At December 31, 2017, we anticipated that a significant amount of these properties would not generate any material residual value.  Any accrued but unpaid asset management fees bear interest at 6% per annum compounded annually.

In connection with the formation of TC Fund I, the Company provided a limited guarantee of tax credits that are expected to be generated by TC Fund I’s portfolio of investments.  In consideration for providing this guarantee, the Company was contractually entitled to receive $4.2 million in guarantee fees from TC Fund I and, on December 31, 2015, recognized a guarantee fee receivable for this amount in conjunction with recognizing a liability of equal size related to its obligation to stand ready to perform under this guarantee.  At December 31, 2017, this guarantee fee receivable, inclusive of accrued interest, had been fully collected by the Company while the carrying value of the Company’s guarantee obligation to TC Fund I was $2.8 million.

To cover certain costs associated with the organization of TC Fund I, the Company advanced a loan of $5.3 million to TC Fund I upon its formation.  This loan accrues interest at 9.5% per annum, compounds annually and will be repaid by TC Fund I after it pays accrued guarantee and asset management fees.  At December 31, 2017, this loan, which had a carrying value of $0.2 million, was on non-accrual status due to the timing and amount of cash flow projections for the loan and its payment priority in TC Fund I’s waterfall, among other factors.  The non-accrual status of this loan was re-assessed by the Company each reporting period.

On January 8, 2018, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company conveyed all of its rights and obligations associated with TC Fund I to Hunt as part of the Disposition.

Interests in and Obligations to MGM

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

As consideration for providing these guarantees, the Company received upfront guarantee fees of $28.9 million that were initially deferred for financial reporting purposes and that are amortized into earnings over the contractual life of such obligations.  At December 31, 2017, the unamortized balance of the Company’s deferred guarantee fees was $7.5 million.  However, because the Guaranteed Funds have been consolidated by the Company for reporting purposes, certain fees and other payments received from these entities are not classified as revenues in our Consolidated Statements of Operations but rather as income that is allocated to us from CFVs.

When the Company sold its LIHTC business in 2014 to MGM, the Company agreed to indemnify MGM from investor claims related to those guarantees.  Additionally, to facilitate this sale transaction, the Company made a bridge loan and a subordinated loan to MGM.  As of December 31, 2017, only the subordinated loan, which matures on June 30, 2025, remains outstanding.  This subordinated loan, which was conveyed to Hunt on January 8, 2018 as part of the Disposition, had a UPB of $13.0 million as of December 31, 2017, was non-amortizing, bore interest at a base rate of 11% that was paid quarterly and had a contingent interest feature that provided up to an additional 13% of interest annually.  However, because the conveyance of the Company’s LIHTC business could not be treated as a sale for financial reporting purposes, this subordinated loan is not recognized in the Company’s financial statements.  As a result, principal and interest payments that are made to the Company are deferred in the Company’s Consolidated Balance Sheets as a component of “Other Liabilities.”  At December 31, 2017, the Company had recorded $10.3 million of deferred revenue in connection with principal and interest payments received from MGM.

As consideration for the sale of the Company’s LIHTC business in 2014, the Company also received an option to acquire MGM, which primarily manages LIHTC investments on behalf of third party investors and for its own account.  The purchase price for the option was $12.0 million, subject to various purchase price adjustments that, as of December 31, 2017, would increase the purchase price to $13.2 million.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, this purchase option was converted on January 8, 2018, into the MGM PSA, which requires the Company to complete the purchase of MGM subject to certain conditions precedent.  The Company also executed an agreement on January 8, 2018, to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property.  Hunt has the right to elect to take assignment of the MGM Agreements and settle directly with MGM.

Direct Real Estate Investments

At December 31, 2017, the Company owned one real estate investment that it acquired during the third quarter of 2017.  This investment, which consists of a 98.99% LP interest in a partnership that owns affordable housing, had a carrying value of $0.9 million at December 31, 2017.  This investment was not conveyed to Hunt as part of the Disposition.

At December 31, 2017, the Company was the general partner in four LTPPs in which it held equity interests ranging from 0.01% to 1.00%.  One of these interests was in a partnership that owns an affordable multifamily property that collateralized one of our bond investments.  The Company consolidated all four partnerships for financial reporting purposes and, as a result, recognized all of the assets and liabilities of these entities on its Consolidated Balance Sheets.  The four consolidated partnerships had a net carrying value of $18.8 million at December 31, 2017.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company conveyed on January 8, 2018, its general partner interests in all four LTPPs to Hunt as part of the Disposition.

Refer to Notes to Consolidated Financial Statements – Note 14, “Consolidated Funds and Ventures” for more information about the assets and liabilities of these consolidated property partnerships at December 31, 2017.

Energy Capital Business Line

Throughout 2017, our wholly owned subsidiary, MMA Energy Capital, LLC (“MEC”), originated late-stage development, construction and permanent loans directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to enable developers,  design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures included Renewable Energy Lending, LLC (“REL”); Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”).  MEC provided loan origination, servicing, asset management and other management services to the Solar Ventures entitling it to receive reimbursement for most costs that the Company incurred in executing its responsibilities as administrative member for the Solar Ventures.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, on January 8, 2018, the Company sold the loan origination, servicing and management components of its Energy Capital business line to Hunt as part of the Disposition.  Additionally, the Disposition included certain management, expense reimbursement and other contractual rights held by the Company with respect to the Energy Capital business line.

In November 2016, the Company made an initial $75.0 million non-cash capital contribution into REL that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  As a result of this exchange, our interest in REL, which was not conveyed to Hunt as part of the Disposition, provides us with an indirect interest in SCL and SPL.  As stipulated in the governing documents of REL, our partner will make 100% of the incremental capital contributions to REL until it has funded 85% of the equity invested and will receive 100% of the capital distributions from REL until it has received a return of all of its contributed capital, thereby causing our ownership interest in REL to fluctuate.  At December 31, 2017, the Company’s investment in REL had a carrying value of $78.0 million, which represented a 57.0% ownership interest.  We received $5.9 million of cash distributions from REL during the year ended December 31, 2017, which reflects the Company’s share of income earned by REL.

Upon the formation of SDL, the Company and its capital partner agreed to contribute 50% of the initial and incremental capital contributions to the partnership.  However, during the third quarter of 2017, the partners agreed that the Company would fund 10% and our capital partner would fund the remaining 90% for a particular portfolio of loans, thereby causing our ownership interest in SDL to decrease in percentage terms.  At December 31, 2017, the Company’s investment in SDL, which was not conveyed to Hunt as part of the Disposition, had a carrying value of $19.1 million, representing an 11.2% ownership interest.  We received $3.9 million in cash distributions from SDL during the year ended December 31, 2017, of which $3.4 million reflects a return of our invested capital and the remaining $0.5 million is an income distribution reflecting the Company’s share of income earned by SDL.

At December 31, 2017, the UPB of loans that were funded through the Solar Ventures was $278.4 million.  Loans outstanding at December 31, 2017 had a weighted-average remaining maturity and coupon of nine months and 8.7%, respectively.

International Operations

Throughout 2017, we managed our International Operations segment through two wholly owned subsidiaries, International Housing Solutions S.à r.l. (“IHS”) and IHS Property Management Proprietary Limited (“IHS PM”).  During this period, IHS’s strategy was to raise, invest in and manage funds and ventures that invest in residential real estate.  This included four private real estate funds and a publicly-traded real estate investment trust (“REIT”).  IHS earned asset management fees from all five investment vehicles and also invested as a limited partner in the four funds it managed and was entitled to special distributions based on the funds’ returns.  In this regard, IHS managed the following investment vehicles in 2017:

•

SAWHF is a multi-investor fund that began operations in April 2008 and is fully invested, having raised $154 million of LP capital from five different investors with an additional participating debt commitment of $80 million from the Overseas Private Investment Corporation (“OPIC”).  Since its inception, SAWHF has made 35 investments involving approximately 30,000 units of affordable for-sale and rental housing in South Africa.  At December 31, 2017, SAWHF was in the process of exiting its investments as it will mature in March 2018 (although the maturity of SAWHF may, subject to the consent of the investors and OPIC, be extended for up to two additional one-year periods).

•

International Housing Solutions Residential Partners Partnership (“IHS Residential Partners”) began operations in November 2013.  IHS Residential Partners is a single-investor fund with a large North American institutional investor and is targeted at the emerging middle class in South Africa.  At December 31, 2017,  IHS and its partner had contributed approximately $68.0 million to the venture, financing investments in seven different projects totaling just under 2,100 rental units and one undeveloped land project.  We do not anticipate this venture making new investments.

•

IHS Fund II was formed for the purposes of investing, directly and indirectly, in housing development projects in South Africa and in other selected countries in Sub-Saharan Africa.  IHS Fund II SA and IHS Fund II SSA (collectively “IHS Fund II”) were established as two separate funds for making investments in South Africa and in other countries in Sub-Saharan Africa.

o

IHS Fund II SA (“IHS Fund II SA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within South Africa.  IHS Fund II SA began operations in July 2014 and, at December 31, 2017,  had raised approximately $122.8 million of LP capital from 11 investors.  IHS Fund II SA also has an additional participating debt commitment from OPIC for up to $80 million.  At December 31, 2017, IHS Fund II SA had closed 19 investments that represent a total of 6,875 affordable for-sale and rental housing units in South Africa.

o

IHS Fund II SSA (“IHS Fund II SSA”) is a multi-investor fund targeting investments in affordable housing, including green housing projects, within Namibia and Botswana.  IHS Fund II SSA began operations in July 2014 and, at December 31, 2017,  had raised approximately $58.8 million of LP capital from four investors.

•

Transcend Residential Property Fund Limited (“Transcend”) is a REIT that was listed on the AltX of the Johannesburg Stock Exchange in December 2016.  The primary strategy of Transcend is to acquire multifamily residential properties, with a focus on housing opportunities that are affordable, lifestyle enhancing and located in well-situated and high growth urban areas of South Africa.  At December 31, 2017, Transcend owned a portfolio of 13 properties that have approximately 2,500 units and that were previously part of the SAWHF portfolio.  At December 31, 2017, SAWHF owned 89% of the common shares of Transcend.

In managing these funds in 2017, we were paid asset management fees and, in most cases, earned a return on our co-investment and had the opportunity to earn performance fees after various investment hurdles are met.  Additionally, throughout 2017, IHS PM provided property management services to a substantial portion of the properties in our IHS-managed funds.

On January 8, 2018, the Company conveyed its asset management business and ownership interests in IHS and IHS PM to Hunt as part of the Disposition, although the Company retained an 11.85% ownership interest in SAWHF, related financing for that investment and a foreign currency hedge agreement for risk management purposes.  Refer to the discussion in “Sale of Certain Business Lines and Assets” in Part I of this Report for more information.

Corporate Operations

In 2017, our Corporate Operations segment was responsible for accounting, reporting, compliance and financial planning and analysis services.

At December 31, 2017, this segment had interests in cash; certain interest rate derivative instruments; leases; furniture, fixtures and equipment; and various prepaid assets.

At December 31, 2017, the primary obligations of this segment included subordinated debt.  Refer to Liquidity and Capital Resources, as well as to Consolidated Financial Statements – Note 5, “Debt,” for more information about the Company’s debt obligations that were outstanding as of December 31, 2017.

On January 8, 2018, and as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company engaged Hunt through the execution of the Management Agreement to externally manage the Company’s continuing operations.  All employees of the Company were hired by the External Manager.  Additionally, as part of the Disposition, the Company received a $57 million note receivable from the Buyer and conveyed certain leases, furniture, fixtures and equipment.

Competition

In our Leveraged Bond business line of our U.S. Operations, we face competition from numerous financial institutions, including banks, government-sponsored enterprises, mutual funds and asset management companies, related to the debt and equity that we invest in real estate related assets.  Prior to the sale of our LIHTC business line on January 8, 2018, we faced similar competition in that business line.

In our Energy Capital business line of our U.S. Operations, we face competition from banks and other renewable energy lenders related to the loans we provide to develop and build renewable energy systems.  As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold on January 8, 2018, the loan origination, servicing and management components of its Energy Capital business line to Hunt as part of the Disposition.  However, the Company still faces competition subsequent to the Disposition related to new investments made by our Energy Capital business line.

In our International Operations, our primary activity in 2017 was making workforce housing investments in South Africa for the funds and ventures we invest in and manage.  We competed against other investors, developers and companies to acquire, develop and manage similar housing investments.  We also competed against other asset managers in raising capital and making investments.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold its International Operations to Hunt and, therefore, we no longer face competition to make workforce housing investments.

While we have historically been able to compete effectively against such competitors as a result of our service, reputation, access to investor capital and longstanding relationships with developers, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.  The Company’s ability to compete has also historically depended on its ability to attract and retain professional and other personnel.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company engaged Hunt on January 8, 2018, to externally manage the Company’s continuing operations while all employees of the Company were hired by the External Manager.  Therefore, our ability to compete depends on the performance of the External Manager.

Employees

At December 31, 2017, we had 216 employees, which included 30 employees in our U.S. and Corporate Operations and 186 employees in our International Operations (the latter headcount includes 150 employees of IHS PM).  At December 31, 2017, none of these employees were party to any collective bargaining agreements.

On January 8, 2018, and as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company engaged Hunt through the execution of the Management Agreement to externally manage the Company’s continuing operations.  All employees of the Company were hired by the External Manager.

Other Information Concerning Our Business

At December 31, 2017, our principal office was located at 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224.  Our telephone number at this office was (443) 263-2900.  Our corporate website is located at www.mmacapitalmanagement.com, and our filings under the Exchange Act are available through that site, as well as on the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.    The information contained on our corporate website is not a part of this Report.

ITEM 1A.  RISK FACTORS

Investing in our common shares involves various risks and uncertainties.  The risks described in this section are among those that, as of the filing date of this Report, could, directly or indirectly, have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to the Sale of Certain Business Lines and Assets

We are exposed to the risk that the Buyer may fail to meet its payment obligations to us in connection with financing that we provided to facilitate the sale of certain business lines and assets.

On January 8, 2018, the Company provided seller financing associated with the Disposition and received a $57 million note from the Buyer that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.  This note has certain net worth, leverage ratio, debt service coverage ratio and interest coverage ratio covenants.  Notwithstanding these financial covenants to the extent the Buyer does not meet its payment obligations under the terms of the note it could result in a decrease in the number and dollar value of our investments, or a decline in the rate of growth of such investments, any of which could adversely impact our revenues, cash flows and financial condition.  If the Buyer fails to repay the note and we are unable to realize the value of the collateral, our business, cash flows and financial condition may be adversely affected.

Risks Associated with Our Relationship with Our External Manager

We no longer have any employees and we are therefore completely dependent upon the External Manager to provide all of the services we need, including finding suitable investments, conducting our operations and maintaining regulatory compliance.

Because we have no employees, we are completely dependent on the External Manager to find and close suitable investments on our behalf and to conduct all of our operations.  Although our former employees have become employees of the External Manager, the External Manager is not obligated to require these, or any other, employees to devote their time exclusively to us.  As a result, the employees may not devote sufficient time to the management of our business operations, and in particular to sourcing and placing investments with us.  Further, the Management  Agreement does not require the External Manager to dedicate specific personnel to our operations and none of our former employees’ continued service is guaranteed.  If these individuals leave the External Manager or are reallocated to other activities of the External Manager or its affiliates, the External Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan or maintain compliance with applicable regulatory requirements.

In addition, we can offer no assurance that the External Manager will remain our manager or that we will have access to the External Manager’s officers and key personnel.  The current term of the Management Agreement extends to December 31, 2022 and will be automatically renewed for additional two-year terms.  The External Manager may elect not to renew the Management Agreement effective upon the expiration of the initial term or any automatic renewal term, both upon 12 months’ prior written notice.  If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Various termination provisions in the Management  Agreement, including termination by us without cause, require us to pay the External Manager a substantial termination fee, which could deter termination or adversely affect our results of operations.

The initial term of our Management Agreement extends to December 31, 2022 and, unless terminated, the Management Agreement will automatically renew for additional two-year terms.  We may elect not to renew the Management Agreement effective upon the expiration of the initial term or any automatic renewal term, both upon 12 months’ prior written notice.  However, if we elect not to renew the Management Agreement on this basis, we are required to pay the External Manager a termination fee equal to three times the average annual management fee and incentive compensation earned by, plus one times the average annual amount of certain reimbursements received by, the External Manager during the 24-month period immediately preceding the effective date of termination, which could cause the termination fee to be substantial.  These provisions may make it costly and difficult for us not to renew the Management Agreement.  If we are required to pay the termination fee as a result of any termination, our results of operations and our shareholders’ equity will be adversely affected.

If we terminate the Management Agreement without cause, we cannot hire the External Manager’s employees, including our former employees, which could make it difficult for us to conduct our operations following any such termination.

If we terminate the Management  Agreement without cause, we may not, for a period of two years, without the consent of the External Manager, employ any employee of the External Manager or any of its affiliates, or any person who was employed by the External  Manager or any of its affiliates at any time within the two-year period immediately preceding the date we hire such person.  This restriction applies to all of our former employees except that, if we have paid the termination fee described above, we may hire persons serving in the capacity of Chief Executive Officer, Chief Operating Officer/President and Chief Financial Officer.  The inability to hire the External Manager’s employees could make it difficult for us to terminate the Management Agreement since we will need to find a new external manager or hire all new employees.

The fixed percentage component of the management fee payable to the External Manager is payable regardless of our performance.

The External Manager is entitled to receive a management fee from us that is based on a fixed percentage of our GAAP common shareholders’ equity, regardless of the performance of our investment portfolio.  For example, we would owe the External Manager a management fee for a specific period even if we experienced a net loss during that period.  The External Manager’s entitlement to a fee based on a fixed percentage of our GAAP common shareholders’ equity may encourage the External Manager to invest in riskier assets in order to grow the equity base upon which the fee is paid and may reduce its incentive to find investments that provide appropriate risk-adjusted returns for our investment portfolio.  Similarly, the incentive compensation payable to the External Manager is based on year-over-year increases in diluted GAAP common shareholders’ equity per share, which could also encourage the External Manager to invest in riskier assets.

External Manager’s liability is limited under the Management Agreement and we have agreed to indemnify the External Manager against certain liabilities.

Under the terms of the Management Agreement, the External Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendations of the External Manager, including as set forth in the investment guidelines.  Under the terms of the Management Agreement, the External Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders are not liable to us, our directors, stockholders or any subsidiary of ours, or their equity holders or partners for any acts or omissions performed in accordance with and pursuant to the Management Agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or any legal or equitable proceeding, or by virtue of any statute, regulation or other applicable law, or otherwise, except by reason of acts or omissions constituting bad faith, actual and intentional fraud, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement.  We have agreed to indemnify the External Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from their acts or omissions not constituting bad faith, actual and intentional fraud, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement.  As a result, we could experience poor performance or losses for which the External Manager would not be liable.

Affiliates of the External Manager are engaged in similar businesses to ours and the External Manager may have conflicts of interest which could result in decisions that are not in the best interests of our shareholders.

We are subject to conflicts of interest arising out of our relationship with Hunt, including the External Manager and its affiliates.  The External Manager may be presented with investment opportunities that we would find attractive, but which it offers instead to its affiliates, some of which are engaged in businesses similar to ours.  There is no guarantee that the policies and procedure adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by the External Manager and Hunt, will enable us to identify, adequately address or mitigate all potential conflicts of interest.  These factors could adversely impact our ability to make investments with attractive risk adjusted returns.

Risks Related to Our Business

Increases in interest rates and credit spreads may adversely affect the fair value of our assets and increase our costs of borrowing.

Investments in our bond portfolio and other fixed rate financial instruments that are reported at fair value in our financial statements expose us to changes in interest rates and credit spreads.  These instruments include our investments in bonds, loans held-for-sale and derivative financial instruments.

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

For non-performing bonds, subordinate cash flow bonds and certain TRS derivatives that are reported at fair value in our financial statements, the Company measures the fair value of such instruments based upon internally-generated, 10-year projections of future net operating income from the underlying properties that serve as collateral for such instruments (a terminal value is added to these projections to estimate remaining property value that is expected to be realized at the end of the projection period).  In this regard, an increase in capitalization and interest rates generally would cause a decline in the fair value of these investments, as well as that of our other direct real estate investments.  Additionally, the value of our real estate-related interests in the portion of our LIHTC business line that we retained is dependent upon the residual value of multifamily rental properties, which will generally decline if capitalization and discount rates increase.

The magnitude of changes in the value of our real estate-related interests could vary from market to market as a result of differences in capitalization and discount rates.

TRSs are important to financing our U.S. Operations and for other purposes and we are exposed to various risks associated with such agreements.

A TRS is an agreement that requires one party to make interest payments based on either a fixed or floating rate of interest in exchange for payments from its counterparty that are based on the return of a referenced asset that is typically an index, a loan or a bond.  The Company has financed its ownership of a majority of its investments in bonds through such agreements.  All payments under this type of agreement are calculated based upon contractually-specified notional amounts.  In a typical TRS agreement, we are required to make interest payments that are based on a floating rate of interest and our counterparty is required to make payments to us that reflect the total return associated with a referenced asset.  Cash flows associated with this type of agreement are subject to risks associated with the referenced asset (including interest rate and real estate-related risks) and are exposed to the credit risk of both the obligor on the referenced asset and our counterparty to a TRS agreement.  To the extent the fair value of a referenced asset declines, we are at risk of having to provide additional collateral to our TRS counterparty.  If we were unable to post additional collateral in such circumstances, the referenced asset might be sold at a time when its full value could not be achieved and our existing collateral would be at risk of being retained by our TRS counterparty.  As the TRS agreements mature or are terminated, we need to make our counterparty whole and to the extent that the referenced asset value is less than the notional amount of the TRS, we would need to pay the difference in cash and if we are unable to do so, we have the risk of our collateral being retained.

Currently, our TRS agreements are with one financial institution.  At least in the near term, entering into new TRS agreements, or extending existing agreements, is a significant part of our U.S. Operations.  To the extent we are unable to execute these types of agreements in the future, we may be unable to achieve our near-term goals and our financial position could suffer significantly.

Cash flows from our Bond Portfolio and our other real estate-related investments are exposed to various risks associated with real estate to which our investments are related.

Because a substantial portion of our investments are secured by real estate or consist of real estate or investments in entities that own real estate, the value of these investments is exposed to various real estate-related risks.  Most of these investments are directly or indirectly secured by multifamily rental properties and, therefore, the value of these investments may be adversely affected by changes in macroeconomic conditions or other developments in real estate markets.  These factors include (but are not limited to): (i) increasing levels of unemployment and other, adverse regional or national economic conditions; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the value of the real estate we own or in which we have an interest; and (iv) lack of or reduced availability of mortgage financing.

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

Real estate may also decline in value because of adverse changes in market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.  The value of our real estate-related investments and our ability to conduct business also may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market.   These local or national laws or regulatory conditions specifically include environmental, land use and other laws and regulations that affect the cost of maintaining and operating the properties in which we have an interest.

We are exposed to various risks associated with agreements that we use to manage interest rate risk.

From time to time, we may execute agreements that are designed to reduce our interest rate risk.  For example, we may enter into interest rate swaps whereby we agree to pay a fixed rate of interest and the counterparty agrees to pay us a floating rate of interest in order to synthetically fix our variable rate debt to better match assets that pay on a fixed rate basis.  We also may enter into interest rate caps whereby we pay the counterparty an upfront premium and the counterparty pays us if the benchmark rate on the cap reaches a certain level. As further discussed above, derivative instruments are exposed to changes in fair value as a result of changes in interest rates.  Additionally, interest rate swaps and caps expose the Company to the risk of counterparty default (including counterparty failure to meet its payment obligations).  Further, there is a risk that these contracts do not perform as expected and may cost more than the benefits we receive.  Moreover, in the case of interest rate swaps, we are exposed to the risk of collateral calls if the fair value of such agreements declines.

Our ability to maintain and grow our shareholder value over the long term would be adversely affected if we are unable to raise capital, if our capital partners fail to meet their funding commitments to us or if we are unable to make new investments.

We need to identify, attract and obtain new capital in order to increase the number and size of the investments that we make.  Our ability to raise capital depends on a number of factors, including certain factors that are outside our control.  There can be no assurances that we can find or secure commitments for new capital or that new or existing capital partners will meet their funding commitments to us.  The failure to obtain or maintain capital in sufficient amounts could result in a decrease in the number and dollar value of our investments, or a decline in the rate of growth of such investments, any of which could adversely impact our revenues, cash flows and financial condition.

Additionally, there is a risk that we will not be able to deploy our cash or the cash held by our Solar Ventures or expand our leverage to make investments that generate risk-adjusted returns that sufficiently grow shareholder value.  Furthermore, because there are no restrictions as to the nature of our investments, our investments in the future may result in additional or new risks that we do not face today.

We face risks associated with our renewable energy finance business.

Our Energy Capital business line invests in late-stage development, construction and permanent loans through our Solar Ventures and may also invest for its own account in other parts of the capital structure, to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  This business is subject to construction risk, permanent financing risk, repayment risk and collateral risks (such as value and ability to foreclose).  In addition, federal and state governments have established various incentives and financial mechanisms to accelerate the adoption of renewable energy.  These incentives include tax credits, tax abatements and rebates among others.  These incentives help catalyze private sector investments in solar and other renewable energy.  Changes in government incentives, whether at the federal or local level, could adversely affect our renewable energy finance business.  In addition, changes in federal law, including the 2018 tariff on solar panels, could adversely affect our renewable energy finance business.  Furthermore, the ability of the Solar Ventures and the Company to fund our development or construction loan commitments is currently and may become increasingly dependent upon the repayment of other, similar loans in which we invested.  Repayment of such loans is often dependent upon permanent loans, tax credit equity and other monetization events whose funding is outside of our control.  Furthermore, lenders of permanent loans and syndicators of tax credit equity may require access to the credit markets, which could impact their ability to finance the take-out of our loans.

We do not control our Solar Ventures.  Our Solar Venture partners may make decisions regarding the Solar Ventures that are not in our best interests or that have an adverse effect on our investment in the Solar Ventures.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other debt instruments that are a major part of our assets and may play a role in our reinvestment strategy.  This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other receivables associated with our lending activities.  We are also dependent upon our capital partner to extend existing TRS agreements and other financings upon their maturity.  If we were unsuccessful in renewing such agreements, we may be forced to create liquidity in an unfavorable market which could have a material adverse effect on our business.

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

As of December 31, 2017, the aggregate UPB of bonds that were 30 or more days past due in either principal and/or interest was $9.9 million, or approximately 4.3% of our Bond Portfolio.  We report our defaulted bonds at their fair value, which takes into consideration a borrower’s default.  However, amounts we realize could be even less than such estimates if foreclosures were pursued or if our borrowers filed for bankruptcy protection.  Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us.  These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act introduced significant changes to the Internal Revenue Code.

The Tax Act contains, among other things, significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for NOLs to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits.  Any federal NOL arising in taxable years beginning after December 31, 2017 will be carried forward indefinitely pursuant to the Tax Act.  There is no change to the carryforward limitations on federal net operating losses generated in periods ending prior to January 1, 2018.

In addition to the direct changes in corporate taxation created by the Tax Act, certain provisions of the Tax Act may impact the value of various loan products in which we invest, including loans secured by renewable energy projects and tax-exempt bonds.  For the renewable energy loan investments, it is uncertain how the capital markets will adjust valuations for the various loan products we underwrite.  In addition, the majority of our tax-exempt bonds produce income that have traditionally been subject to the alternative minimum tax (“AMT”) for both individuals and corporations.  Although the corporate AMT was eliminated by the Tax Act, the individual AMT continues, though with a higher AMT exemption beginning in tax years after December 31, 2017.   In addition, marginal tax brackets for individuals were changed with a new maximum marginal tax rate of 37% versus the prior 39.6%.  These changes may also impact the value of our investments.

The full impact on the value of our tax-exempt bond portfolio from the Tax Act may not yet be reflected in our reported portfolio valuations while the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

In addition, the government could make other changes in tax or other laws, such as affordable housing incentive programs, that while not directly affecting our tax-exempt bonds, could make them less valuable to investors.  For example, if the federal government were to further lower marginal federal income tax rates or phase out the tax-exempt nature of the interest income for all or higher income taxpayers, our bonds would likely decline in value.  Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.

Our bonds may not retain their tax-exempt status.

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel rendered its opinion that interest on the bond is excludable from gross income for federal income tax purposes.  However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance.  While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained.  If our bonds were to lose their tax-exempt status, then the fair value of these investments would decline.  In this case, if a bond was the referenced asset in a TRS financing, the TRS would terminate, thereby causing us to reacquire such bonds at fair value while we would also be obligated to pay any difference required to settle a TRS.  If we did not purchase a bond in such circumstances, our counterparty could sell it and, if its value at the inception of the TRS agreement was not realized upon sale, we would also be obligated to pay any difference required to settle a TRS agreement and our TRS collateral would be at risk.

We could lose the tax benefit of our NOLs.

As of December 31, 2017, we had an estimated $379.2 million of federal NOLs that were subject to a full valuation allowance at such reporting date.  Our federal NOLs can be used to offset federal taxable income for the foreseeable future.  However, there are events that could cause us to lose, or to otherwise limit, the amount of NOLs available to us.  For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code.  A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period.  The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (the “Rights Plan”) in an attempt to avoid a change of control event as defined by the Internal Revenue Code, although the Company cannot guarantee the effectiveness of the Rights Plan.  Changes in tax laws could also cause us to lose, or could otherwise limit, the amount of NOLs available to us.

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

The value of certain investments and cash flows are dependent on the quality of the management of the underlying properties.

Inadequate property management can adversely impact the performance, cash flows and value of properties held by funds in which we have invested or that secure our Bond Portfolio.

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

A breach of the security of our External Manager’s systems or those of other third parties with which we do business, including as a result of cyber-attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.

Our business is reliant upon the security and efficacy of our External Manager’s information technology environment, as well as those of other third parties with whom or on whom we rely.  Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in the computer and data management systems and networks of third parties, particularly our External Manager.

Our ability to conduct business may be adversely affected by any significant disruptions to our External Manager or to third parties with whom we interact or upon whom we rely.  In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than if those systems were our own.  In the event that backup systems are utilized, they may not process data as quickly as needed and some data might not have been backed up.

As with most systems, our External Manager’s information technology systems are subject to computer viruses, malicious codes, phishing attacks, unauthorized access and other cyber-attacks.  To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations.

As cyber threats continue to evolve, third parties with whom we interact or upon whom we rely, particularly our External Manager, may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.  Despite efforts to protect the integrity of systems and implement controls, processes, policies and other protective measures, third parties with whom we interact or upon whom we rely, particularly our External Manager, may not be able to anticipate all security breaches, nor may they be able to implement guaranteed preventative measures against such security breaches.  Cyber threats are rapidly evolving and third parties with whom we interact or upon whom we rely, particularly our External Manager, may not be able to anticipate or prevent all such attacks.

Risks Related to Ownership of Our Shares

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price.  At December 31, 2017, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the External Manager would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing it to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

Our Board of Directors (“Board”) can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, but subject to certain Nasdaq Capital Market rules which impose some limitations on our ability to issue shares without shareholder approval, our Board can authorize the issuance of an unlimited number of common shares without obtaining shareholder approval.  Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders.  Our Board can also authorize, without any requirement of shareholder approval other than those imposed by Nasdaq Capital Market rules, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting.  This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

Provisions of our Operating Agreement may discourage attempts to acquire us.

Our Operating Agreement contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us.  Those provisions are:

•

If any person or group acquires 10% or more of our shares, that person or group cannot, with a very limited exception, (i) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board approved the business combination or approved the acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest; or (ii) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our Board and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.

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

Although we are traded on Nasdaq Capital Market, our shares are thinly traded and we do not have analysts actively tracking and publishing opinions on the Company and our stock.  Additionally, when we have repurchased our shares, the number of shares outstanding is reduced, which has the effect over time of further decreasing the trading volume of our shares.  Accordingly, the trading price of our shares may not reflect their full intrinsic value.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 6,400 square feet of office space pursuant to a lease that expires in March 2024.  Additionally, as of December 31, 2017, certain employees of our Energy Capital business line occupied approximately 1,469 square feet of office space pursuant to a lease that expires in February 2020.  However, as part of the Disposition, all of the Company’s property leases are expected to be assumed by Hunt in 2018.   Refer to the discussion in “Sale of Certain Business Lines and Assets” in Part I of this Report for more information about the Disposition.

As of December 31, 2017, our International Operations were located in Johannesburg, South Africa, where we had occupied approximately 8,500 square feet of office space pursuant to a lease that was to expire in April 2020.  However, this lease was terminated in February 2018 and, in its place, a new lease was executed during the fourth quarter of 2017, pursuant to which the International Operations began to occupy approximately 10,800 square feet of office space beginning on March 1, 2018.  This new lease will expire in February 2023.  However, as further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold its International Operations to Hunt on January 8, 2018.

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

Table 2 shows the high and low sales prices for our common shares during the years ended December 31, 2017 and 2016 as reported by the Nasdaq Capital Market.

Table 2:  Common Share Prices

Common Shares
High/Low Prices
Fiscal Quarter	2017	2016
Fourth	$26.60-23.70	$19.10-17.10
Third	25.05-18.00	19.25-17.78
Second	24.00-22.00	18.93-15.46
First	23.50-19.00	16.44-13.70

Our Board has not declared a dividend since the fourth quarter of 2007.  It is unlikely that we will pay a dividend in the foreseeable future.

On March 13, 2018, there were approximately 365 holders of record of our common shares.

Performance Graph

Table 3 compares total shareholder return for the Company at December 31, 2017 to the Nasdaq Composite Total Return Index (“Nasdaq Composite Total Return”), Nasdaq US Benchmark Financial Services Total Return Index (“Nasdaq US Benchmark Fin Serv TR”) and a peer group (“Peer Group”) index consisting of Encore Capital Group, Inc., Federal Agriculture Mortgage Corporation, 180 Degree Capital Corporation (formerly known as Harris & Harris Group, Inc.), One Liberty Properties, Inc., Walker & Dunlop, Inc., and Whitestone REIT, assuming that a $100 investment was made on December 31, 2012 and that all dividends paid since that date were reinvested.  The Company is included within the Nasdaq Composite Total Return index.  The Company selected the Nasdaq US Benchmark Financial Serv TR index because it represents a published industry index consisting of companies that operate in business segments similar to ours.  The Company selected the Peer Group companies because those companies operate within the same general industry or have similar market capitalization as the Company.

Table 3:  Comparison of 5 Year Cumulative Total Return (1)

(1)	$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.

	Comparative Total Return Analysis
	MMA	Nasdaq Composite Total Return	Nasdaq US Benchmark Fin Serv TR	Peer Group
2012	$100.00	$100.00	$100.00	$100.00
2013	280.00	140.12	153.39	110.93
2014	468.00	160.78	168.74	115.30
2015	722.50	171.97	164.74	112.28
2016	950.00	187.22	188.98	136.12
2017	1,215.00	242.71	246.74	180.43

Recent Sales of Unregistered Securities

None for the three months ended December 31, 2017.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2017.

Issuer Purchases of Equity Securities

Table 4 provides information on the Company’s common share repurchases during the three months ended December 31, 2017.

Table 4:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
10/1/2017 - 10/31/2017	21	$24.85	21	380
11/1/2017 - 11/30/2017	37	26.36	37	343
12/1/2017 - 12/31/2017	163	25.76	163	─
	221	25.78	221

(1)

On December 1, 2016, the Board authorized a 2017 share purchase plan, which permitted the repurchase of up to 580,000 shares.  This share plan expired on December 31, 2017.  On March 13, 2018, the Board authorized a 2018 share purchase plan for the repurchase of up to 125,000 shares.  The maximum price at which management is currently authorized to purchase shares is $30.00 per share.

ITEM 6.   SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the “Consolidated Financial Highlights” table that is located on page 2 of this Report.  That information is incorporated into this item by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from $125.3 million at December 31, 2016 to $137.5 million at December 31, 2017.  This change was driven by $22.7 million in comprehensive income that was allocable to common shareholders that was partially offset by $10.5 million in other reductions in common shareholders’ equity that were primarily driven by the repurchase of the Company’s common shares.

Diluted common shareholders’ equity (“Book Value”) per share increased to $24.48 at December  31, 2017, which represents an increase of  $3.73 per share of Book Value compared to what we reported at December  31, 2016.  This increase was primarily attributable to net income from operations, which was primarily driven by fee and other income from our asset management businesses and equity in income from unconsolidated funds and ventures.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $22.7 million during 2017, which consisted of $19.4 million of net income that was allocable to common shareholders and $3.3 million of other comprehensive income that was allocable to common shareholders.  In comparison, we recognized $19.0 million of comprehensive income that was allocable to common shareholders during 2016, which consisted of $42.4 million of net income that was allocable to common shareholders and $23.4 million of other comprehensive loss that was allocable to common shareholders.

Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other Considerations

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  By executing this strategic transaction, the Company will no longer recognize after the Disposition:

•	asset management fees and expense reimbursement revenues from IHS, LIHTC and renewable energy funds that we previously managed;

•	investment income associated with conveyed equity co-investments in previously-managed funds;

•	related guarantee revenues or expenses associated with our LIHTC business line;

•	various legal and other professional fees that are incurred in the normal course to manage the previously managed investment funds;

•

employee salaries and benefits (other than stock compensation expense associated with unexercised options that were not conveyed and that will be reported as a component of “General and Administrative” expense in our Consolidated Statements of Operations); and

•	other income and expense associated with conveyed interests and employees.

The Disposition also prompted the derecognition from the Company’s Consolidated Balance Sheets on January 8, 2018, of all guaranteed LIHTC funds and nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, the Company will no longer recognize in future reporting periods revenues, expenses, assets, liabilities and non-controlling interests associated with derecognized CFVs.

In place of the aforementioned revenues and expenses, and notwithstanding revenues and expenses associated with assets and liabilities of the Company that were excluded from the Disposition, the Company will recognize interest income associated with its loan receivable from Hunt and will recognize various costs set forth in the Management Agreement with Hunt, including base management fees, incentive management fees and reimbursements to the External Manager for certain allocable overhead costs.

Information that is provided in this Report’s “Consolidated Balance Sheet Analysis” and “Consolidated Results of Operations” should be reviewed in consideration of the aforementioned changes.

CONSOLIDATED BALANCE SHEET ANALYSIS

___________________________________________________________________________________________________________

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 5 provides a balance sheet summary for the periods presented.  For presentation purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 5 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  See Notes to Consolidated Financial Statements –  Note 14,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table  5:  Balance Sheet Summary

	At	At
	December 31,	December 31,	Change for
(in thousands, except per share data)	2017	2016	2017
Assets
Cash and cash equivalents	$39,347	$45,525	$(6,178)
Restricted cash (without CFVs)	36,277	33,920	2,357
Investments in debt securities (without CFVs) (1)	143,604	155,981	(12,377)
Investments in partnerships (without CFVs)	133,276	106,418	26,858
Other assets (without CFVs)	20,913	26,447	(5,534)
Assets of CFVs (1), (2)	158,469	205,908	(47,439)
Total assets	$531,886	$574,199	$(42,313)

Liabilities and Noncontrolling Equity
Debt (without CFVs)	$211,593	$230,042	$(18,449)
Accounts payable and accrued expenses	9,551	7,821	1,730
Other liabilities (without CFVs) (2)	26,452	22,299	4,153
Liabilities of CFVs (1)	57,188	53,714	3,474
Noncontrolling equity related to CFVs	89,529	134,954	(45,425)
Noncontrolling equity related to IHS PM	─	45	(45)
Total liabilities and noncontrolling equity	$394,313	$448,875	$(54,562)

Common Shareholders' Equity	$137,573	$125,324	$12,249

Common shares outstanding	5,618	6,008	(390)
Common shareholders' equity per common share	$24.49	$20.86	$3.63

Diluted common shareholders' equity (3)	$146,915	$132,490	$14,425
Diluted common shares outstanding	6,002	6,384	(382)
Diluted common shareholders' equity per common share	$24.48	$20.75	$3.73

(1)

Assets of CFVs include affordable housing properties that had a carrying value of $13.9 million and $26.2 million at December 31, 2017 and 2016, respectively, and that were owned by partnerships that have been consolidated for reporting purposes.  Such properties secured Company bond investments that had a UPB of $12.1 million and $23.5 million at December 31, 2017 and 2016, respectively.  Also included in Assets of CFVs are U.S. Treasury securities that had a carrying value of $5.5 million at December 31, 2017.  These securities secured Company bond investments that had a UPB of $4.9 million at December 31, 2017.  However, because the noted partnerships have been consolidated by the Company, such bond investments have been eliminated for reporting purposes in conjunction with corresponding liabilities of CFVs.

(2)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 Guaranteed Funds have been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company has consolidated such Guaranteed Funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.5 million and $8.6 million at December 31, 2017 and 2016, respectively.

(3)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at December 31, 2017 and 2016.  In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was $9.3 million and $7.2 million at December 31, 2017 and 2016, respectively.

Common Shareholders’ Equity

Table 6  summarizes the changes in common shareholders’ equity for the periods presented.

Table 6:  Changes in Common Shareholders’ Equity

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net income allocable to common shareholders	$19,402	$42,352	$18,726	$(22,950)	$23,626
Other comprehensive income (loss) allocable to common shareholders	3,335	(23,391)	11,080	26,726	(34,471)
Other changes in common shareholders' equity	(10,488)	(9,807)	(5,120)	(681)	(4,687)
Net change in common shareholders' equity	$12,249	$9,154	$24,686	$3,095	$(15,532)

Other Comprehensive Income (Loss) Allocable to Common Shareholders

Table 7 summarizes other comprehensive income (loss) that was allocable to common shareholders for the periods presented.

Table 7:  Other Comprehensive Income (Loss) Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Bond related activity:
Bond fair value adjustments	$(104)	$9,777	$13,036	$(9,881)	$(3,259)
Increase in accumulated other comprehensive income ("AOCI") due to equity in losses from LTPPs	4,320	4,776	5,338	(456)	(562)
Reclassification of net unrealized gains on sold or redeemed bonds into net income	(620)	(12,017)	(4,992)	11,397	(7,025)
Reclassification of unrealized (gains) losses to operations due to impairment	(135)	─	179	(135)	(179)
Reclassification of unrealized bond gains into net income due to consolidation or real estate foreclosure	─	(25,860)	─	25,860	(25,860)
Other comprehensive income (loss) related to bond activity	3,461	(23,324)	13,561	26,785	(36,885)
Foreign currency translation adjustment	(126)	(67)	(2,481)	(59)	2,414
Other comprehensive income (loss) allocable to common shareholders	$3,335	$(23,391)	$11,080	$26,726	$(34,471)

Other comprehensive income that was allocable to common shareholders for the year ended December 31, 2017, increased compared to the other comprehensive loss for the year ended December 31, 2016, primarily as a result of non-recurring transactions that occurred in 2016 that prompted the reclassification of unrealized holding gains out of AOCI and into our Consolidated Statements of Operations, including (i) the Company’s purchase of two GP interests in two partnerships in 2016 that resulted in the derecognition of three investments in bonds and for which $14.4 million of unrealized bond holding gains were reclassified out of AOCI and into our Consolidated Statements of Operations, (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that resulted in an $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations and (iii) the redemption of two bond investments in 2016, which resulted in an $11.8 million reclassification of unrealized bond holdings gains out of AOCI and into our Consolidated Statements of Operations.

Other comprehensive loss that was allocable to common shareholders for the year ended December 31, 2016, increased compared to the other comprehensive income for the year ended December 31, 2015, primarily as a result of (i) the financial statement consolidation of two partnerships in 2016 that resulted in the derecognition of two investments in bonds and for which $14.4 million of unrealized holding gains were reclassified out of AOCI and into our Consolidated Statements of Operations and (ii) the foreclosure and sale in the first quarter of 2016 of a multifamily property that secured a nonperforming bond investment that resulted in a $11.4 million reclassification of unrealized bond holding gains out of AOCI and into our Consolidated Statements of Operations.

Other Changes in Common Shareholders’ Equity

Table 8 summarizes other changes in common shareholders’ equity for the periods presented.

Table 8:  Other Changes in Common Shareholders’ Equity

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Common share repurchases	$(9,607)	$(10,055)	$(7,743)	$448	$(2,312)
Foreign exchange gains	─	─	2,661	─	(2,661)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(1,134)	(60)	(547)	(1,074)	487
Director and employee share awards	253	308	509	(55)	(201)
Other changes in common shareholders' equity	$(10,488)	$(9,807)	$(5,120)	$(681)	$(4,687)

The amount of other changes in common shareholders’ equity for the year ended December  31, 2017 increased compared to that reported in the year ended December 31, 2016, primarily as a result of the Company’s purchase of noncontrolling interests in IHS PM during the third quarter of 2017.

The amount of other changes in common shareholders’ equity for the year ended December 31, 2016 increased compared to that reported in the year ended December 31, 2015, primarily as a result of an increase in the average price at which the Company repurchased its common shares during 2016.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the years ended December 31, 2017, 2016 and 2015 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

For presentation purposes, income (losses) that were attributable to noncontrolling interest holders of CFVs are excluded from amounts presented in Tables 9 through 17 because (i) the Company generally has a minimal ownership interest in these consolidated entities and (ii) such income (losses) do not affect the measurement of diluted common shareholders’ equity per common share, which is a key metric that is used by management to evaluate the Company’s financial performance.  In this regard, the discussion and analysis of consolidated results of operations herein is focused on income (losses) that are allocable to common shareholders.  See Notes to Consolidated Financial Statements –  Note 14,  “Consolidated Funds and Ventures,” for more information about income (losses) that were attributable to noncontrolling interest holders of CFVs.

Net Income Allocable to Common Shareholders

Table 9 summarizes net income allocable to common shareholders for the periods presented.

Table 9:  Net Income Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net interest income	$8,494	$12,825	$13,656	$(4,331)	$(831)
Fee and other income	26,250	11,828	13,677	14,422	(1,849)
Operating and other expenses:					─
Other interest expense	(4,478)	(4,436)	(7,293)	(42)	2,857
Operating expenses	(33,892)	(26,780)	(30,707)	(7,112)	3,927
Net gains on real estate sales and operations, bonds, derivatives, real estate-related investments, loans, other assets and debt extinguishment	4,053	16,695	31,656	(12,642)	(14,961)
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	25,860	─	(25,860)	25,860
Equity in income from unconsolidated funds and ventures	14,020	8,872	865	5,148	8,007
Net gain (loss) allocated to common shareholders related to CFVs	3,960	(3,290)	(3,161)	7,250	(129)
Net income allocated to IHS PM noncontrolling interest holder	(52)	(75)	(31)	23	(44)
Net income to common shareholders from continuing operations before income taxes	18,355	41,499	18,662	(23,144)	22,837
Income tax benefit (expense)	615	(679)	(263)	1,294	(416)
Net income to common shareholders from discontinued operations, net of tax	432	1,532	327	(1,100)	1,205
Net income allocable to common shareholders	$19,402	$42,352	$18,726	$(22,950)	$23,626

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 10 summarizes net interest income for the periods presented.

Table 10:  Net Interest Income

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest income:
Interest on bonds	$9,236	$11,494	$13,611	$(2,258)	$(2,117)
Interest on loans and short-term investments	1,094	3,495	2,383	(2,401)	1,112
Total interest income	10,330	14,989	15,994	(4,659)	(1,005)
Asset related interest expense:
Bond related debt	(1,836)	(1,477)	(1,336)	(359)	(141)
Notes payable and other debt, non-bond related	─	(687)	(1,002)	687	315
Total interest expense	(1,836)	(2,164)	(2,338)	328	174
Net interest income	$8,494	$12,825	$13,656	$(4,331)	$(831)

Net interest income for the year ended December  31, 2017 declined compared to that reported for the year ended December  31, 2016 primarily due to the redemption of various bond investments, the sale of solar loans to our Solar Ventures in the fourth quarter of 2016 and the elimination of certain bond investments for reporting purposes due to the financial statement consolidation of certain property partnerships in 2016.

Net interest income for the year ended December 31, 2016 declined compared to that reported for the year ended December 31, 2015 primarily as a result of (i) the sale or redemption of certain bond holdings and (ii) the full redemption of a bridge loan in the second quarter of 2015.  This decline was partially offset by an increase in interest income that was driven by an increase in the unpaid principal balance (“UPB”) of solar loans that were funded directly by the Company in 2016.

Fee and Other Income

Fee and Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 11 summarizes fee and other income for the periods presented.

Table 11:  Fee and Other Income

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Asset management fees and reimbursements	$24,658	$8,860	$6,807	$15,798	$2,053
Other income	1,592	2,968	2,517	(1,376)	451
Income on preferred stock investment	─	─	4,353	─	(4,353)
Fee and other income	$26,250	$11,828	$13,677	$14,422	$(1,849)

Fee and other income for the year ended December  31, 2017 increased compared to that reported for the year ended December  31, 2016 due primarily to our recognition in 2017 of $9.0 million of asset management fees for services rendered to TC Fund I while we recognized no such revenues in 2016 in the absence of being reasonably assured of collection of amounts that were contractually due to the Company from TC Fund I.  This increase was also attributable in part to an increase in catch up asset management fees of $3.8 million that we recognized during the year ended December 31, 2017 as additional investor capital was closed into IHS Fund II SA and IHS Fund II SSA during such reporting periods.

Fee and other income for the year ended December 31, 2016 declined compared to that reported for the year ended December 31, 2015 primarily as a result of the redemption of the Company’s investment in preferred stock in the fourth quarter of 2015.  This decline was partially offset by an increase in asset management fees and reimbursements that was driven primarily by $1.5 million of property management fees earned by IHS PM and an increase of $0.8 million in management cost reimbursement fees that were earned from SCL and REL during 2016.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 12 summarizes other interest expense for the periods presented.

Table 12:  Other Interest Expense

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Subordinated debt	$(3,662)	$(4,265)	$(6,040)	$603	$1,775
Notes payable and other debt	(816)	(171)	(1,253)	(645)	1,082
Other interest expense	$(4,478)	$(4,436)	$(7,293)	$(42)	$2,857

Other interest expense for the year ended December 31, 2017 increased compared to that reported for the year ended December 31, 2016 primarily as a result of: (i) an increase in the reference rates associated with TRS that are used to finance certain of the Company’s bond investments and (ii) the issuance of debt in the third quarter of 2017 to finance the purchase of an equity investment in SAWHF.  This increase in our cost of funding was largely offset by a decrease in other interest expense that was attributable to our discounted purchase of $26.4 million of the Company’s subordinated debt in 2017.

Other interest expense for the year ended December 31, 2016 declined compared to that reported for the year ended December 31, 2015 primarily as a result of a decrease in our cost of funding associated with MMA Financial Holdings, Inc. (“MFH”) subordinated debt, which was restructured during the second quarter of 2015.  The reported decline in other interest expense was also partially attributable to the paydown of certain debt outstanding that was used by the Company to fund its investment in preferred stock, which was redeemed in full in the fourth quarter of 2015.

Operating Expenses

Operating expenses include salaries and benefits, general and administrative expense, professional fees and other miscellaneous expenses.

Table 13 summarizes operating expenses for the periods presented.

Table 13:  Operating Expenses

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Salaries and benefits	$(19,363)	(17,113)	(15,733)	$(2,250)	$(1,380)
General and administrative	(3,027)	(2,793)	(3,223)	(234)	430
Professional fees	(8,690)	(5,335)	(3,967)	(3,355)	(1,368)
Other expenses	(2,812)	(1,539)	(7,784)	(1,273)	6,245
Operating expenses	$(33,892)	$(26,780)	$(30,707)	$(7,112)	$3,927

Operating expenses for the year ended December 31, 2017 increased compared to those reported for the year ended December 31, 2016 primarily due to: (i) an increase in stock compensation expense that was driven by an increase in the price of the Company’s common shares in 2017; (ii) an increase in salaries and benefits expense that was attributable to an increase in employee headcount and incentive compensation; (iii) an increase in professional fees that was largely driven by the Disposition as well as the restructuring of Fund II SSA and (iv) an increase in other expenses that was driven by fee-related concessions that were made to certain investors in Fund II SSA in the fourth quarter of 2017.

Operating expenses reported for the year ended December 31, 2016 declined compared to those reported for the year ended December 31, 2015 primarily due to non-recurring expenses that we recognized in 2015, which included:  (i) a $1.6 million impairment loss that we recognized on our co-investment in SAWHF during the third quarter of 2015, (ii) a $1.2 million loan loss that we incurred in the fourth quarter of 2015 relating to IHS, (iii) the strengthening of the rand against the U.S. dollar during the year ended December 31, 2016 and (iv) $1.0 million of nonrecurring expenses that we incurred in the second quarter of 2015 relating to the restructuring of MFH subordinated debt.  The reported decline was partially offset by a (i) $1.4 million increase in employee compensation for the full year ended December 31, 2016 and (ii) $0.8 million increase in audit-related fees.

Net Gains (Losses) Relating to Real Estate Sales and Operations, Bonds, Derivatives, Real Estate-Related Investments, Loans, Other Assets and the Extinguishment of Liabilities

Net gains (losses) relating to real estate sales and operations, bonds, derivatives, real estate related investments, loans, other assets and extinguishment of liabilities (collectively, “Net Gains”) includes unrealized gains or losses on loans, realized gains or losses associated with the sale of bonds and loans and the early redemption of bonds and loans, as well as the gain or loss on sales and operations of real estate, net.  Such amounts also include unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments, as well as include gains (losses) that are realized by the Company in connection with the extinguishment of its recognized debt obligations.

Table 14 summarizes Net Gains for the periods presented.

Table 14:  Net Gains

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
(Losses) gains on sales and operations of real estate, net	$(324)	$2,020	$11,580	$(2,344)	$(9,560)
Net gains on bonds	620	12,217	6,513	(11,597)	5,704
Net gains on derivatives	1,710	4,983	3,996	(3,273)	987
Net gains on real estate-related investments	1,739	100	─	1,639	100
Net (losses) gains on loans	(4,530)	(2,415)	150	(2,115)	(2,565)
Net (losses) gains on other assets	─	(193)	5,242	193	(5,435)
Net gains (losses) on extinguishment of liabilities	4,838	(17)	4,175	4,855	(4,192)
Total net gains	$4,053	$16,695	$31,656	$(12,642)	$(14,961)

Net Gains for the year ended December  31, 2017 declined compared to those reported for the year ended December  31, 2016 primarily due to (i) a decline in real estate sales activity and associated gains in 2017, (ii) a decline in bond sales and redemptions in 2017, (iii) an incremental $1.8 million increase in fair value losses associated with a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017 and (iv) an increase in net fair value losses associated with derivative instruments used by the Company to hedge its interest rate risk.  These impacts were partially offset by $4.8 million of extinguishment gains that were recognized by the Company in 2017 in connection with discounted purchases of $26.4 million of subordinated debt.

Net Gains for the year ended December 31, 2016 declined compared to those reported for the year ended December 31, 2015 primarily due to a decline in gains from real estate and other assets, which, in large part, was driven by (i) $5.1 million of net gains on real estate associated with the sale of an affordable multifamily property during the second quarter of 2015, (ii) $4.3 million of net gains on real estate associated with the sale of undeveloped land during the third quarter of 2015, (iii) $5.2 million net gains generated by the redemption of the Company’s investment in preferred stock during the fourth quarter of 2015 and (iv) $4.2 million net gains on extinguishment of liabilities relating to a working capital loan during the fourth quarter of 2015.  This decline was partially offset by an increase in (i) net gains on bonds that stemmed from the sale and redemption of one bond investment in the fourth quarter of 2016 that resulted in the recognition of a $10.0 million gain and (ii) $4.4 million in fair value adjustments that were recognized in the fourth quarter of 2016 in connection with interest rate derivatives that are used for economic hedging purposes.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 15 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 15:  Equity in Income from Unconsolidated Funds and Ventures

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.S. real estate partnerships	$4,515	$3,099	$(164)	$1,416	$3,263
Solar Ventures	9,178	6,268	1,065	2,910	5,203
IHS-managed funds	327	(495)	(36)	822	(459)
Equity in income from unconsolidated funds and ventures	$14,020	$8,872	$865	$5,148	$8,007

Equity in income from unconsolidated funds and ventures for the year ended December  31, 2017 increased compared to that reported for the year ended December  31, 2016 primarily due to (i) a non-recurring $3.8 million gain that was recognized during 2017 in connection with the sale of the underlying real estate by the partnership in which the Company held a 33% limited partner interest, (ii) an increase in loan origination and related fees earned by our Solar Ventures and (iii) an increase in equity in income from IHS-managed funds that was primarily attributable to the purchase of an 11.85% limited partner interest in SAWHF from a third party in the third quarter of 2017.

Equity in income from unconsolidated funds and ventures for the year ended December 31, 2016 increased compared to that reported for the year ended December 31, 2015, primarily due to (i) an additional $4.7 million of equity in income from our Solar Ventures, (ii) $2.7 million of equity in income from the sale of real estate in the first quarter of 2016 that was owned by a partnership in which the Company held a 50% limited partner interest and (iii) $0.6 million of equity in income from the sale of real estate in the second quarter of 2016 that was owned by a partnership in which the Company held a 98.99% limited partner interest.

Net Income (Loss) from CFVs Allocable to Common Shareholders

Table 16 allocates the net income (loss) from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 16:  Net Income (Loss) from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest on loans and short-term investments	$11	$40	$269	$(29)	$(229)
Asset management fee and reimbursements	25	47	83	(22)	(36)
Other income	214	─	─	214	─
Interest expense	(415)	(377)	(357)	(38)	(20)
Professional fees	(672)	(533)	(481)	(139)	(52)
Impairment	(25,074)	(24,974)	(29,394)	(100)	4,420
Asset management fee expense	(5,698)	(4,800)	(4,212)	(898)	(588)
Other expenses	(1,836)	(2,338)	(2,743)	502	405
Gains (losses) on sales and operations of real estate, net	6,561	(516)	348	7,077	(864)
Equity in losses from LTPPs of CFVs	(14,547)	(16,525)	(21,688)	1,978	5,163
Net loss from CFVs	(41,431)	(49,976)	(58,175)	8,545	8,199
Net loss from CFVs allocable to noncontrolling interest in CFVs (2)	45,391	46,686	55,014	(1,295)	(8,328)
Net income (loss) from CFVs allocable to common shareholders	$3,960	$(3,290)	$(3,161)	$7,250	$(129)

(1)	This expense is primarily comprised of non-cash items such as asset impairments, depreciation and amortization.
(2)

Excludes $52, $75 and $31 of net gain allocable to the minority interest holder in IHS PM for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts are excluded from this presentation because IHS PM-related activity is not included within CFV income statement activity above.

Table 17 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 17:  Net Income (Loss) from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2015 vs. 2014
Guarantee fees	$1,152	$1,238	$1,324	$(86)	$(86)
Interest income	1,386	502	─	884	502
Equity in losses from LTPPs	(4,320)	(4,776)	(5,338)	456	562
Equity in income from consolidated property partnerships	43	344	─	(301)	344
Other expenses	─	(598)	─	598	(598)
Net gain on real estate	5,699	─	─	5,699	─
Net gain due to consolidation of CFVs	─		853	─	(853)
Net income (loss) from CFVs allocable to common shareholders	$3,960	$(3,290)	$(3,161)	$7,250	$(129)

Net income from CFVs allocable to common shareholders for the year ended December 31, 2017 increased compared to the net loss from CFVs allocable to common shareholders for the year ended December 31, 2016 primarily due to the sale of the underlying real estate of one of the Company’s consolidated partnerships during the fourth quarter of 2017 that resulted in approximately $5.7 million of net income from CFVs allocable to common shareholders. This net increase was also partly attributable to (i) an increase in allocated interest income as a result of bond investments that were eliminated for reporting purposes beginning in the second quarter of 2016 and fourth quarter of 2016 as a result of the financial statement consolidation of the corresponding property partnerships, (ii) a decline in equity losses from the LTPPs and (iii) a non-recurring $0.6 million lower of cost or market adjustment that was recognized in the second quarter of 2016 related to a property held for sale.

The net loss from CFVs allocable to common shareholders for the year ended December 31, 2016 was relatively unchanged compared to the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; and (iii) cash flows from investing activities.

Summary of Cash Flows

At December 31, 2017 and 2016, we had unrestricted cash and cash equivalents of $39.3 million and $45.5 million, respectively.  We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

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

Changes in net cash flows that are reported in Tables 19,  20 and 21 are exclusive of changes in restricted cash balances of CFVs.

Table 18:  Net Increase (Decrease) in Cash and Cash Equivalents

	For the year ended December 31, 2017
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$45,525	$	─	$45,525
Net cash provided by (used in):
Operating activities	15,707		(2,291)	13,416
Investing activities	1,386		2,395	3,781
Financing activities	(23,271)		(104)	(23,375)
Net decrease in cash and cash equivalents	(6,178)		─	(6,178)
Cash and cash equivalents at end of period	$39,347	$	─	$39,347

	For the year ended December 31, 2016
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$21,843	$	─	$21,843
Net cash provided by (used in):
Operating activities	11,948		(613)	11,335
Investing activities	14,468		1,144	15,612
Financing activities	(2,734)		(531)	(3,265)
Net increase in cash and cash equivalents	23,682		─	23,682
Cash and cash equivalents at end of period	$45,525	$	─	$45,525

	For the year ended December 31, 2015
(in thousands)	MMA	CFVs		Total
Cash and cash equivalents at beginning of period	$29,619	$	─	$29,619
Net cash (used in) provided by:
Operating activities	(4,444)		(7,711)	(12,155)
Investing activities	10,759		7,243	18,002
Financing activities	(14,091)		468	(13,623)
Net decrease in cash and cash equivalents	(7,776)		─	(7,776)
Cash and cash equivalents at end of period	$21,843	$	─	$21,843

Operating Activities

Table 19 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 19:  Net Cash Flows Associated With Operating Activities

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest income	$14,450	$16,888	$18,228	$(2,438)	$(1,340)
Distributions received from investments in partnerships	6,492	9,101	660	(2,609)	8,441
Preferred stock dividends received	─	─	5,232	─	(5,232)
Asset management fees received	23,033	7,583	6,457	15,450	1,126
Other income	1,326	2,280	1,966	(954)	314
Salaries and benefits	(16,251)	(14,205)	(12,955)	(2,046)	(1,250)
Advances on and originations of loans held for sale	─	─	(6,752)	─	6,752
Interest paid	(7,074)	(6,224)	(8,527)	(850)	2,303
General and administrative	(2,727)	(2,663)	(2,847)	(64)	184
Professional fees	(7,733)	(5,246)	(4,135)	(2,487)	(1,111)
Other expenses	(569)	(442)	(2,194)	(127)	1,752
Other	4,760	4,876	423	(116)	4,453
Net cash flows provided by (used in) operating activities	$15,707	$11,948	$(4,444)	$3,759	$16,392

Net cash flows provided by operating activities increased by $3.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The most significant driver of this net increase was an increase of $15.5 million in asset management fees received during the year ended December 31, 2017 in connection with asset management services that we provided to TC Fund I and our IHS-managed funds.  Catch up asset management fees that were received in 2017 in connection with IHS Fund II capital raising activities accounted for most of the year over year increase in asset management fees collected from IHS.  The net increase in 2017 from cash flows provided by asset management services was partially offset by the following:

•

A $2.6 million decrease in distributions received from investments in partnerships, which was primarily attributable to a non-recurring $2.6 million distribution that we received in 2016 from the sale of real estate that was owned by a partnership in which the Company held a 50% limited partner interest;

•	A $2.5 million increase in net cash flows used for professional fees that was primarily driven by professional services rendered to the Company in connection with the Disposition;

•

A $2.4 million decrease in interest income received that was primarily due to the sale or redemption of certain bond and loan investments, as well as partially attributable to a decline in net interest received on our TRS derivatives as a result of an increase in the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”); and

•

A $2.0 million increase in net cash flows used for salaries and benefits, which was primarily due to both higher employee incentive compensation costs paid in the first quarter of 2017 and an increase in employee headcount.

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

Investing Activities

Table 20 provides information about net cash flows provided by investing activities for the periods presented.  Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 20:  Net Cash Flows Associated With Investing Activities

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Principal payments and sales proceeds received on bonds and loans	$23,825	$44,805	$32,606	$(20,980)	$12,199
Proceeds from the sale of real estate and other investments	23,810	29,665	37,533	(5,855)	(7,868)
Proceeds from redemption of preferred stock	─	─	11,613	─	(11,613)
Capital distributions received from investments in partnerships	13,672	8,638	202	5,034	8,436
Proceeds from the sale of a subsidiary company	─	4,188	─	(4,188)	4,188
Investments in partnerships	(36,832)	(5,788)	(60,351)	(31,044)	54,563
Advances on and originations of loans held for investment	(15,528)	(42,857)	(5,691)	27,329	(37,166)
Changes in restricted cash	(2,039)	(16,966)	9,970	14,927	(26,936)
Purchase of bonds	(5,522)	(7,217)	(15,123)	1,695	7,906
Net cash flows provided by investing activities	$1,386	$14,468	$10,759	$(13,082)	$3,709

Net cash flows provided by investing activities during the year ended December 31, 2017 decreased by $13.1 million compared to those reported for the year ended December 31, 2016.  This net decrease was primarily driven by the following: (i) an increase in 2017 in investments in partnerships, which included $22.1 million of incremental capital contributions to our Solar Ventures and a purchase of an 11.85% limited partner interest in SAWHF from a third party in the third quarter of 2017; (ii) a decline in the pace of redemption of bonds and loans; and (iii) a decline in the volume of sales of real estate and other investments.   The effects of these items were partially offset by (i) loan originations and advances, which decreased given that the majority of the Company’s loan origination activity was conducted through its Solar Ventures beginning in the fourth quarter of 2016 and (ii) a decrease in the amount of cash restricted for use.

Net cash flows provided by investing activities during the year ended December 31, 2016 increased by $3.7 million compared to those reported for the year ended December 31, 2015.  This increase was primarily attributable to: (i) a decline in cash used for investments in property partnerships and real estate, primarily as a result of $50.0 million invested in our Solar Ventures during the second half of 2015 and (ii) a $12.2 million increase in principal payments and sales proceeds received on bonds and loans.  The net increases in net cash flows provided by investing activities were partially offset by a $37.2 million increase in cash used by the Company to originate loans held for investment.

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  The Company provided seller financing to the Buyer in connection with the Disposition.  The financing is secured by a pledge of all of the equity interests in the Buyer.  The note receivable from the Buyer has an original principal amount of $57 million, has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum, payable quarterly in arrears.  During the first two years of the note receivable, only interest is payable.  Thereafter, the note receivable from the Buyer will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.  In this regard, net cash flows provided by investing activities will change in future reporting periods in connection with payments made by the Buyer under the note.  The terms of the note receivable limit the ability of the Buyer to incur additional debt.  The Buyer also provided a number of financial covenants to the Company, including, but not limited to, its commitment to maintain tangible net worth, debt service coverage and interest coverage ratios and limitations on leverage.

Financing Activities

Table 21 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 21:  Net Cash Flows Associated With Financing Activities

	For the year ended
	December 31,			Variance
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Proceeds from borrowing activity	$15,248	$23,793	32,743	$(8,545)	(8,950)
Repayment of borrowings	(27,324)	(15,464)	(38,790)	(11,860)	23,326
Purchase of treasury stock	(9,607)	(10,055)	(7,743)	448	(2,312)
Distribution to holders of noncontrolling interest	(31)	(948)	─	917	(948)
Purchase of shares in a subsidiary	(1,103)	(60)	(173)	(1,043)	113
Other	(454)	─	(128)	(454)	128
Net cash flows used in financing activities	$(23,271)	$(2,734)	$(14,091)	$(20,537)	$11,357

Net cash flows used in financing activities during the year ended December 31, 2017 increased by $20.5 million compared to those reported during the year ended December 31, 2016, primarily as a result of an $11.9 million increase in the amount of cash used to repay borrowings.  Specifically, the Company used $21.8 million of cash to execute discounted purchases of its fixed rate subordinated debt during the year ended December 31, 2017.  The increase in net cash flows used in financing activities in 2017 was also partially attributable to a decline in borrowing activity, which decreased the amount of proceeds provided by financing activities by $8.5 million during such reporting period.

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

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  As part of the Disposition, the Company will generate additional liquidity through financing activities through a private placement of 250,000 of the Company’s common shares to Hunt at an average purchase price of $33.50 per share.  This share purchase is required to occur within six months from the date of closing of the Disposition and will generate aggregate proceeds of $8.4 million for the Company.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 22 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2017 and 2016.  See Notes to Consolidated Financial Statements –  Note 5, “Debt,” for more information about these contractual commitments.

Table 22:  Asset Related Debt and Other Debt

	At		At
	December 31, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$83,838	3.1%	$82,029	2.1%

Other Debt (2)
Subordinated debt	99,997	2.6	129,196	3.4
Notes payable and other debt	27,758	6.5	18,817	2.5
Total other debt	127,755	3.5	148,013	3.3

Total asset related debt and other debt	211,593	3.3	230,042	2.8

Debt related to CFVs (3)	12,855	5.3	13,029	4.9

Total debt	$224,448	3.4%	$243,071	3.0%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
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

Subordinated Debt

At December 31, 2017 and 2016, the Company had subordinated debt with a  UPB of $91.6 million and $120.5 million, respectively.  The carrying value and weighted-average yield of this debt at December 31, 2017 and 2016 is provided above in Table 22.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Notes Payable and Other Debt

At December 31, 2017 and 2016, the Company had notes payable and other debt with a UPB of $28.2 million and $18.8 million, respectively.  See Notes to Consolidated Financial Statements – Note 5, “Debt,” for more information.

Debt Related to CFVs

At December 31, 2017 and 2016, debt related to CFVs included $6.7 million of debt obligations associated with one of the Guaranteed Funds that we consolidate for reporting purposes.  At December 31, 2017 and 2016, the carrying value of this debt, which is due on demand, equaled its UPB and its weighted-average effective interest rate was 6.5% and 5.8%, respectively.

At December 31, 2017 and 2016, the remaining $6.2 million and $6.3 million, respectively, of debt related to CFVs relates to two consolidated property partnerships with a UPB of $5.3 million and $5.4 million at December 31, 2017 and 2016, respectively.  This debt had a weighted-average effective interest rate of 4.0% at both December 31, 2017 and 2016 and has various maturity dates through March 11, 2029.

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  As part of the Disposition, all guaranteed LIHTC funds and nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017 were derecognized on January 8, 2018.  As a result, the Company will no longer recognize in future reporting periods, among other items, debt related to CFVs that were derecognized.

Covenant Compliance and Debt Maturities

At December 31, 2017 and 2016, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company has guaranteed minimum yields on investment to investors in 11 Guaranteed Funds that are consolidated for reporting purposes.  The Company also has agreed to make mandatory loans to TC Fund I for distribution to the fund investor in the event of certain tax credit shortfalls covered by a tax credit guarantee provided by the Company.  Refer to Notes to Consolidated Financial Statements – Note 8, “Guarantees and Collateral,” for more information about our guarantees and certain other contingent arrangements.

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  As part of the Disposition, the Company’s guarantee obligations to investors in 11 Guaranteed Funds were assumed by Hunt and, consequently, such Guaranteed Funds were derecognized from the Company’s Consolidated Balance Sheets on January 8, 2018.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships and Ventures,” for information about these commitments.

The Company had no unfunded loan commitments at December 31, 2017 and 2016.  Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets,” for more information.

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statements - Note 6, “Derivative Instruments,” for more information about these instruments.

At December 31, 2017, the Company had four non-cancelable operating leases that expire between 2018 and 2024.  Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information about these commitments.

Table 23 summarizes, by maturity, our future cash obligations related to our long-term debt, operating leases and other material non-cancelable contractual obligations.

Table 23:  Contractual Obligations

	December 31, 2017
(in thousands)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Long-term debt	$66,524	$50,925	$10,648	$87,639	$215,736
Contractual interest on long-term obligations	11,416	10,396	6,482	32,335	60,629
Operating leases	319	665	701	210	1,895
Total contractual cash obligations	$78,259	$61,986	$17,831	$120,184	$278,260

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  As part of the Disposition, operating leases associated with our International Operations were assumed by the Buyer.  The Company’s remaining leases are expected to be assumed by Hunt in 2018.

Other Capital Resources

Common Shares

On December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  The 2017 Plan expired on December 31, 2017.  On March 13, 2018, the Board authorized a 2018 share purchase plan for the repurchase of up to 125,000 shares.  The maximum price at which management is currently authorized to purchase shares is $30.00 per share.

Table 24 summarizes the number of shares purchased during each quarter and the average price per share.

Table 24: Shares Purchased

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
10/1/2017 - 12/31/2017	220,900	$25.78
7/1/2017 - 9/30/2017	48,956	23.73
4/1/2017 - 6/30/2017	42,100	23.29
1/1/2017 - 3/31/2017	88,100	20.09
	400,056	24.01

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

At December 31, 2017, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, two employees of the Company would each have a greater than 4.9% stake in the Company for purposes of the Rights Plan to the extent that they exercised their vested option awards at December 31, 2017.  The Board of Directors has determined that these holdings do not constitute a triggering event for purposes of our Rights Plan.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing it to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

___________________________________________________________________________________________________________

The preparation of our consolidated financial statements is based on the application of U.S. GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances known to us at the time.  Actual results could differ materially from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented and have discussed those policies with our Audit Committee.

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See “Item 1A - Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Fair value measurement of financial instruments
•	Consolidation of funds and ventures; and
•	Income taxes.

Fair Value Measurement of Financial Instruments

Fair value measurement is a critical accounting estimate because we account, or provide disclosures, for a portion of our assets and liabilities based upon their fair value.  The techniques that we use to determine fair value are described in Notes to Consolidated Financial Statements – Note 7, “Fair Value.”

Applicable accounting standards that govern fair value measurements provide a framework for measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date.  The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
•	Level 3: Unobservable inputs

The measurement of fair value requires management to make judgments and assumptions.  The type and level of judgment required is largely dependent on the amount of observable market information available to the Company.   For instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs and are therefore classified within level 3 of the valuation hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.  These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets.

In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation technique to use.  Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, market yields of thinly-traded investments in bonds, capitalization rates and NOI annual growth rates.

For further discussion of the valuation of level 3 instruments, including unobservable inputs used, refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value.”

Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position.  Furthermore, while we believe that our valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Company’s businesses and portfolios.

Consolidated Funds and Ventures

We have equity investments in partnerships and other entities that primarily hold or develop real estate.  In most cases our legal interest in these entities is minimal; however, we apply ASC Topic No. 810, “Consolidation” in order to determine if we need to consolidate any of these entities.  There is considerable judgment in assessing whether to consolidate an entity under these accounting principles.  Some of the criteria we are required to consider include:

•	The determination as to whether an entity is a variable interest entity (“VIE”).

•

If the entity is considered a VIE, then the determination of whether we are the primary beneficiary of the VIE is needed and requires us to make judgments regarding: (i) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE.  These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make such an analysis difficult and highly judgmental.

•

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value.  As of December 31, 2017, all of our CFVs were investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits, if any.  In addition, we must make judgments about discount rates and capitalization rates.

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes.  All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return.  To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, the Company must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.

Our interpretations of tax laws are subject to review and examination by the various taxing authorities in the jurisdictions where we operate, and disputes may occur regarding our view on a tax position.  These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which we operate.  We regularly review whether additional income taxes may be assessed as a result of the resolution of these matters, and we record additional reserves as appropriate.  In addition, we may revise our estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies.  It is possible that revisions in our estimate of income taxes may materially affect our results of operations in any reporting period.

The Company’s provision for income taxes is composed of current and deferred taxes.  Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not.  The Company has also recognized deferred tax assets in connection with certain tax attributes, including NOLs.  We perform regular reviews to ascertain whether our deferred tax assets are realizable.  These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire.  In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established.  The valuation allowance may be reversed in a subsequent reporting period if we determine that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable.  As of December 31, 2017, management has determined it is not more likely than not that the Company will realize its deferred tax assets and, as a result, we maintained a valuation allowance against all of our deferred tax assets.  Refer to Notes to Consolidated Financial Statements – Note 12, “Income Taxes,” for more information about the Company’s deferred tax assets and other considerations associated with the Company’s income taxes.

On December 22, 2017, the Tax Act was signed into law.  The Tax Act introduced significant changes to the Internal Revenue Code including, but not limited to, the following: (i) reduction of the statutory corporate income tax rate from 35% to 21%; (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (iii) limitation of the deduction for NOLs to 80% of current year taxable income in respect of NOLs generated during or after 2018 and elimination of NOL carrybacks; (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated; (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modification or repeal of many business deductions and credits.  Any federal NOLs arising in taxable years beginning after December 31, 2017 will be carried forward indefinitely pursuant to the Tax Act.

Based on our review of the Tax Act, we have assessed the following impacts on the operations of the Company: (i)  there is no change to the carryforward limitations on federal NOLs generated in periods ending prior to January 1, 2018, although any future operating losses would be eligible for the indefinite carryforward period; (ii)  the reduction of the federal tax rate from 35% to 21% significantly reduces the potential value of our NOL carryforward, although, at December 31, 2017, our deferred tax assets are fully reserved and, as a result, there was no immediate impact of this change in federal tax rates on common shareholders’ equity at December 31, 2017.

We continue to assess the impact the Tax Act could have on our business operations.   The overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

Our exposure to market risk also includes the risk of changes in terminal capitalization rates, which impact the valuation of multifamily affordable properties that secure certain investments in our Bond Portfolio, our direct real estate investments and real estate-related interests in our LIHTC business line that are dependent on the residual value of multifamily rental properties (although only our Bond Portfolio-related exposures are generally represented by market risk-sensitive instruments).  Refer to Items 1 and 1A of Part I of this Report for more information about our Bond Portfolio, our direct real estate investments and real estate-related interests in our LIHTC business line.

Our Bond Portfolio, which includes TRS agreements that are used to finance certain of our bond investments, is a significant source of market risk.  Our bond investments contractually entitle us to fixed rates of interest while TRS agreements that finance such investments require us to make interest payments to our counterparties that are generally based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread.  The fair value of the Bond Portfolio is influenced both by the performance of underlying real estate assets (i.e., as a proxy for creditworthiness) and tax-exempt interest rates and credit spreads (i.e., generally as tax-exempt interest rates and/or credit spreads rise, bonds become less valuable).

In addition to the Bond Portfolio, we have other interest-bearing assets and liabilities that expose us to the risk of changes in interest rates and credit spreads, including originated loans and non-Bond Portfolio-related debt obligations.  Non-Bond Portfolio debt obligations primarily include subordinated debt (as classified in Table 25 below, non-Bond Portfolio related debt that finances interest-bearing assets is classified as “Asset Related Debt” while all other debt is classified as “Other Debt”).  At December 31, 2017, approximately 2% of our non-Bond Portfolio-related borrowings (based on their unpaid principal balances) bear a fixed rate of interest.  The balance of our non-Bond Portfolio debt obligations, or approximately 98% of such arrangements as of December 31, 2017, require us to pay a variable rate of interest that is based upon three-month USD LIBOR.

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

Additional Considerations

As further discussed in “Sale of Certain Business Lines and Assets” in Part I of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging the External Manager to perform management services for the Company.  As part of the Disposition:

•	The Company sold its LIHTC business;

•	The Company sold its international asset and investment management business, including most of its equity co-investments in previously-managed investment funds;

•

The Company provided seller financing to the Buyer in the form of a note receivable from the Buyer that has an original principal amount of $57 million, has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum, payable quarterly in arrears; and

•

The Company derecognized from its Consolidated Balance Sheets on January 8, 2018, all guaranteed LIHTC funds and nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, the Company will no longer recognize in future reporting periods revenues, expenses, assets, liabilities and non-controlling interests associated with derecognized CFVs

Based on the foregoing, and relative to December 31, 2017, the Company’s sources of market risk will change in future reporting periods as a result of Disposition-driven changes in the Company’s mix of assets and liabilities that expose the Company to market risk.  In this regard, information that is provided below concerning the Company’s measurement of market risk should be reviewed in consideration of the aforementioned changes.

Market Risk Management

We utilize interest rate swaps and interest rate caps to manage our exposure to changes in interest rates.  We do not use interest rate derivative instruments for trading or speculative purposes.  Additionally, while the use of such instruments may mitigate a portion of our exposure to adverse changes in interest rates, certain of these transactions may limit our ability to receive benefits associated with favorable changes in interest rates of hedged debt obligations.

Measurement of Market Risk

In Table 25, we measure the Bond Portfolio’s sensitivity to increases in market yields and terminal capitalization rates by measuring how its fair value would hypothetically change as a result of an instantaneous 100 basis point increase in the market yield and terminal capitalization rate assumptions that were used to measure the fair value of our Bond Portfolio as reported in our Consolidated Balance Sheets at December 31, 2017 and 2016.  In estimating such impacts, we also assumed that expected future cash flows and the credit quality associated with the Bond Portfolio remained constant relative to projections that were assumed in fair value measurements used to report carrying values in our Consolidated Balance Sheets at December 31, 2017 and 2016.

In Table 25, we also measure the sensitivity to increases in market yields of interest rate derivative financial instruments that hedge cash flow variability due to changes in interest rates (hereinafter, the “Hedge Positions”) by calculating how the fair value of such instruments would hypothetically change as a result of an instantaneous 100 basis point increase in market yield assumptions that were used to measure the fair value of Hedge Positions as reported in our Consolidated Balance Sheets at December 31, 2017 and 2016.  However, as of December 31, 2016, the market risk associated with Hedge Positions was included in tabular disclosure in Table 26.  In this regard, the Company refined its approach in this Report to measuring and disclosing market risk because we believe the resulting disclosure is more representative of the Company’s net market risk associated with the Bond Portfolio after taking into consideration the Company’s interest rate risk management activities.  For comparative purposes, amounts reported below in Table 25 as of December 31, 2016 were updated (relative to amounts reported in our 2016 Form 10-K) so as to reflect what the sensitivity results would have been had this refined approach been used to prepare our 2016 Form 10-K.

The fair value sensitivity of both the Bond Portfolio and Hedge Positions were calculated using internal models that require standard assumptions related to market yields and other inputs that are used to measure the fair value of such instruments for financial reporting purposes.  Valuation assumptions are derived based on the characteristics of Bond Portfolio investments and other factors.  Refer to Notes to Consolidated Financial Statements – Note 7, “Fair Value” for more information about the methods we use to measure fair value.

Table 25 displays the change in fair value of the Bond Portfolio and Hedge Positions as measured on the last day of each period presented using the assumptions described above.

Table 25:  Exposure of the Bond Portfolio to Increases in Market Yields and Capitalization Rates

	At
(in thousands)	December 31, 2017	December 31, 2016
Fair value of the Bond Portfolio (1), (2) and Hedge Positions	$240,261	$261,104
Hypothetical change in the fair value of the Bond Portfolio	(12,459)	(16,611)
Hypothetical change in the fair value of Hedge Positions	9,049	11,143
Adjusted hypothetical fair value of the Bond Portfolio and Hedge Positions	$236,851	$255,636

(1)

In the Company’s 2016 Form 10-K, the Bond Portfolio excluded three bond investments that were not recognized for financial statement purposes and for which TRS were used to finance two of such investments.  In this case, the market risk associated with TRS-related financing was included in tabular disclosures in Table 22 (as part of Other Debt) of our 2016 Form 10-K.  However, in this Report, the Company updated the Bond Portfolio to include the remaining two investments, which had a combined fair value of $18.0 million as of December 31, 2017.  In making this change, the market risk of such bond investments and TRS agreements were measured and disclosed using the sensitivity approach described above.  This change was made to make more consistent how the Company measures and discloses market risk of economically similar transactions.

(2)

A TRS agreement synthetically replicates through a single contract the ownership of a fixed rate bond that is financed using floating rate debt.  In this regard, the financing component of these arrangements is not separately presented above because (i) it is contractually-intertwined with the bond ownership portions of such agreements and (ii) the fair value of such components were determined to not be sensitive to changes in interest rates because (i) such provisions are tied to floating rates of interest and (ii) related credit spreads are assumed above to be unchanged for purposes of measuring fair value sensitivity.  As of December 31, 2017, the notional amount of the financing portion of all bond-related TRS was $173.4 million.

Table 26 provides information about the Company’s other financial instruments that are sensitive to changes in interest rates and other market risks.  For loans and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.  Weighted-average effective interest rates associated with variable rate instruments are calculated based on spot rates at December 31, 2017.

Table 26:  Other Financial Instruments That Expose the Company to Market Risks

	December 31, 2017
		Expected Maturity
	Fair
(dollars in thousands, except share data)	Value	Total		2018		2019		2020			2021			2022			Thereafter
Investments
Loans	$2,329
Principal amount		$6,787		$7		$7		$8			$9			$11			$6,745
Weighted-average effective interest rate		9.7%		12.0%		12.0%		12.0%			12.0%			12.0%			9.7%
Debt obligations
Other Debt - Fixed Rate	2,160
Principal amount		$2,165		$1,372		$793	$	─		$	─		$	─		$	─
Weighted-average effective interest rate		4.2%		4.2%		4.2%		─	%		─	%		─	%		─ %
Other Debt - Variable Rate	43,256
Principal amount		$91,648		$1,819		$1,783		$1,748			$1,713			$1,679			$82,906
Weighted-average effective interest rate		2.6%		2.6%		2.6%		2.6%			2.6%			2.6%			2.6%
Debt related to CFVs - Fixed Rate	5,885
Principal amount		$5,319		$102		$109		$116			$125			$134			$4,733
Weighted-average effective interest rate		4.0%		4.4%		4.4%		4.4%			4.4%			4.4%		-	4.0%
Debt related to CFVs - Variable Rate	─
Principal amount		$6,712		$6,712	$	─	$	─		$	─		$	─		$	─
Weighted-average effective interest rate		6.5%		6.5%		─ %		─	%		─	%		─	%		─ %
Interest rate derivative financial instruments
Interest rate basis swaps	413
Notional amount		$100,500		$55,000		$10,500	$	─		$	─		$	─			$35,000
Weighted-average pay rate		1.5%		1.3%		1.2%		─	%		─	%		─	%		2.1%
Weighted-average receive rate		1.7		1.7		1.7		─			─			─			1.7
Foreign currency forward exchange agreement	4,363
Notional amount		$4,363	$	─	$	─		$4,363		$	─		$	─		$	─
Strike rate		0.07		─		─		0.07			─			─			─
Spot foreign currency rate		0.08		─		─		0.08			─			─			─
Total Fair Value of Interest Rate Sensitive Instruments	$58,406

	December 31, 2016
		Expected Maturity
	Fair
(dollars in thousands)	Value	Total		2017		2018		2019		2020		2021		Thereafter
Investments
Loans	$4,941
Principal amount		$16,793		$6		$10,007		$7		$8		$9		$6,756
Weighted-average interest rate		12.0%		12.0%		13.5%		12.0%		12.0%		12.0%		9.7%
Debt obligations
Other Debt - Fixed Rate	24,014
Principal amount		$30,883		$2,670		$2,411		$1,918		$1,217		$1,317		$21,350
Weighted-average effective interest rate		7.6%		7.8%		5.6%		5.6%		5.6%		5.6%		5.6%
Other Debt - Variable Rate	41,327
Principal amount		$93,504		$1,856		$1,819		$1,783		$1,748		$1,713		$84,585
Weighted-average effective interest rate		2.1%		2.1%		2.1%		2.1%		2.1%		2.1%		2.1%
Debt related to CFVs - Fixed Rate	5,956
Principal amount		$5,414		$95		$102		$109		$116		$125		$4,867
Weighted-average effective interest rate		4.0%		4.4%		4.4%		4.4%		4.4%		4.4%		4.0%
Debt related to CFVs - Variable Rate	─
Principal amount		$6,712		$6,712	$	─	$	─	$	─	$	─	$	─
Weighted-average effective interest rate		5.8%		5.8%		─ %		─ %		─ %		─ %		─ %
Interest rate derivative financial instruments
Interest rate basis swaps	169
Notional amount		$100,500	$	─		$55,000		$10,500	$	─	$	─		$35,000
Weighted-average pay rate		0.8%		─ %		0.7%		0.7%		─ %		─ %		1.0%
Weighted-average receive rate		0.8		─		0.7		0.7		─		─		0.9
Other TRS agreements	─
Notional amount - reference investment		$17,911		$17,911	$	─	$	─	$	─	$	─	$	─
Notional amount - pay legs		17,911		17,911		─		─		─		─		─
Weighted-average receive rates		7.0%		7.0%		─ %		─ %		─ %		─ %		─ %
Weighted-average pay rates		4.6		4.6		─		─		─		─		─
Total Fair Value of Interest Rate Sensitive Instruments	$76,407

The fair value of financial instruments that is disclosed above in Table 25 is measured using methods and assumptions that are further discussed in Notes to Consolidated Financial Statements – Note 7, “Fair Value.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

The consolidated financial statements of MMA Capital Management, LLC, together with the report thereon of KPMG LLP dated March 16, 2018, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).  Based on this evaluation, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31,  2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MMA Capital Management, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited MMA Capital Management, LLC and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”) and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Baltimore, Maryland

March 16, 2018

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to Senior Financial Officers, copies of which are available on the Company’s website at www.mmacapitalmanagement.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2018 Annual Shareholders’ Meeting (hereinafter, the “Proxy Statement”) under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.  The Company expects to file the Proxy Statement no later than April 30, 2018.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)  The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts (The information required is presented within the notes to the Consolidated Financial Statements)

(3) Exhibit Index

       See Exhibit Index immediately preceding the exhibits

ITEM 16.  FORM 10-K SUMMARY

Not included.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MMA Capital Management, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMA Capital Management, LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Baltimore, Maryland

March 16, 2018

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$39,347	$45,525
Restricted cash (includes $24,562 and $23,584 related to consolidated funds and ventures ("CFVs"))	60,839	57,504
Investments in debt securities (includes $128,902 and $135,614 pledged as collateral and $5,450 and zero related to CFVs)	149,054	155,981
Investments in partnerships (includes $99,142 and $137,773 related to CFVs)	232,418	244,191
Other assets (includes $29,315 and $44,551 related to CFVs)	50,228	70,998
Total assets	$531,886	$574,199

LIABILITIES AND EQUITY
Debt (includes $12,855 and $13,029 related to CFVs)	$224,448	$243,071
Accounts payable and accrued expenses	9,551	7,821
Unfunded equity commitments to lower tier property partnerships related to CFVs	8,003	8,103
Other liabilities (includes $36,330 and $32,582 related to CFVs)	62,782	54,881
Total liabilities	$304,784	$313,876

Commitments and contingencies (see Note 9)

Equity
Noncontrolling interests in CFVs and IHS Property Management ("IHS PM")	$89,529	$134,999
Common shareholders’ equity:
Common shares, no par value (5,525,687 and 5,925,743 shares issued and outstanding and 92,282 and 81,863 non-employee directors' deferred shares issued at December 31, 2017 and 2016, respectively)	96,420	87,506
Accumulated other comprehensive income ("AOCI")	41,153	37,818
Total common shareholders’ equity	137,573	125,324
Total equity	227,102	260,323
Total liabilities and equity	$531,886	$574,199

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended
	December 31,
	2017	2016	2015
Interest income
Interest on bonds	$9,236	$11,494	$13,611
Interest on loans and short-term investments (includes $11, $40 and $269 related to CFVs)	1,105	3,535	2,652
Total interest income	10,341	15,029	16,263
Interest expense
Bond related debt	1,836	1,477	1,336
Non-bond related debt	─	687	1,002
Total interest expense	1,836	2,164	2,338
Net interest income	8,505	12,865	13,925

Non-interest revenue
Income on preferred stock investment	─	─	4,353
Asset management fees and reimbursements (includes $25, $47 and $83 related to CFVs)	24,683	8,907	6,890
Other income (includes ($214, $0 and $0 related to CFVs)	1,806	2,968	2,517
Total non-interest revenue	26,489	11,875	13,760
Total revenues, net of interest expense	34,994	24,740	27,685

Operating and other expenses
Interest expense (includes $415, $377 and $357 related to CFVs)	4,893	4,813	7,650
Salaries and benefits	19,363	17,113	15,733
General and administrative	3,027	2,793	3,223
Professional fees (includes $672, $533 and $481 related to CFVs)	9,362	5,868	4,448
Impairments (includes $25,074, $24,974 and $29,394 related to CFVs)	26,019	24,974	31,720
Asset management fee expense (includes $5,698, $4,800 and $4,212 related to CFVs)	5,793	4,999	4,426
Other expenses (includes ($1,836, $2,338 and $2,743 related to CFVs)	3,608	3,678	7,987
Total operating and other expenses	72,065	64,238	75,187

Gains on sales and operations of real estate, net (includes $6,561, ($516) and $348 related to CFVs)	6,237	1,504	11,928
Equity in losses from unconsolidated funds and ventures (includes ($14,547), ($16,525) and ($21,688) related to CFVs)	(527)	(7,653)	(20,823)
Net gains on bonds	620	12,217	6,513
Net (losses) gains on loans	(4,530)	(2,415)	150
Net gains on real estate and other investments	1,739	100	─
Net gains on derivatives and other assets	1,710	4,790	9,238
Net gains (losses) on extinguishment of liabilities	4,838	(17)	4,175
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	─	25,860	─
Net losses from continuing operations before income taxes	(26,984)	(5,112)	(36,321)
Income tax income (expense)	615	(679)	(263)
Net income from discontinued operations, net of tax	432	1,532	327
Net loss	(25,937)	(4,259)	(36,257)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	45,339	46,611	54,983
Net income allocable to common shareholders	$19,402	$42,352	$18,726

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended
	December 31,
	2017	2016	2015
Basic income per common share:
Income from continuing operations	$3.24	$6.53	$2.68
Income from discontinued operations	0.07	0.24	0.04
Income per common share	$3.31	$6.77	$2.72

Diluted income per common share:
Income from continuing operations	$3.24	$6.44	$2.68
Income from discontinued operations	0.07	0.23	0.04
Income per common share	$3.31	$6.67	$2.72

Weighted-average common shares outstanding:
Basic	5,858	6,254	6,881
Diluted	5,858	6,628	6,881

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended
	December 31,
	2017		2016		2015
Net income allocable to common shareholders		$19,402		$42,352	$18,726
Net loss allocable to noncontrolling interests		(45,339)		(46,611)	(54,983)
Net loss		$(25,937)		$(4,259)	$(36,257)

Other comprehensive income (loss) allocable to common shareholders
Bond related changes:
Unrealized net gains		$4,216		$14,553	$18,374
Reversal of net unrealized gains on sold or redeemed bonds		(620)		(12,017)	(4,992)
Reclassification of unrealized (gains) losses to operations due to impairment		(135)		─	179
Reversal of unrealized gains from AOCI to Net Income due to consolidation or real estate foreclosure		─		(25,860)	─
Net change in other comprehensive income due to bonds		3,461		(23,324)	13,561
Foreign currency translation adjustment		(126)		(67)	(2,481)
Other comprehensive income (loss) allocable to common shareholders		$3,335		$(23,391)	$11,080

Other comprehensive (loss) income allocable to noncontrolling interests:
Foreign currency translation adjustment	$	─	$	─	$24
Unrealized net losses		(26)		─	─
Other comprehensive (loss) income allocable to noncontrolling interests		$(26)	$	─	$24

Comprehensive income to common shareholders		$22,737		$18,961	$29,806
Comprehensive loss to noncontrolling interests		(45,365)		(46,611)	(54,959)
Comprehensive loss		$(22,628)		$(27,650)	$(25,153)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs and IHS PM	Total Equity
	Shares	Amount
Balance, January 1, 2015	7,228	$41,355	$50,129	$91,484	$229,714	$321,198
Net income (loss)	─	18,726	─	18,726	(54,983)	(36,257)
Other comprehensive income (loss)	─	─	11,080	11,080	24	11,104
Contributions	─	─	─	─	575	575
Distributions	─	─	─	─	(106)	(106)
Foreign exchange gains	─	2,661	─	2,661	─	2,661
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(547)	─	(547)	─	(547)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	43	509	─	509	─	509
Net change due to consolidation	─	─	─	─	4,827	4,827
Common share repurchases	(683)	(7,743)	─	(7,743)	─	(7,743)
Balance, December 31, 2015	6,588	$54,961	$61,209	$116,170	$180,051	$296,221
Net income (loss)	─	42,352	─	42,352	(46,611)	(4,259)
Other comprehensive income (loss)	─	─	(23,391)	(23,391)	─	(23,391)
Distributions	─	─	─	─	(1,476)	(1,476)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(60)	─	(60)	─	(60)
Common shares (restricted and
deferred) issued under employee
and non-employee director share plans	19	308	─	308	─	308
Net change due to consolidation	─	─	─	─	3,035	3,035
Common share repurchases	(600)	(10,055)	─	(10,055)	─	(10,055)
Balance, December 31, 2016	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net income (loss)	─	19,402	─	19,402	(45,339)	(25,937)
Other comprehensive income (loss)	─	─	3,335	3,335	(26)	3,309
Distributions	─	─	─	─	(40)	(40)
Purchases of shares in a subsidiary
(including price adjustments on prior purchases)	─	(1,134)	─	(1,134)	(65)	(1,199)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	10	253	─	253	─	253
Common share repurchases	(400)	(9,607)	─	(9,607)	─	(9,607)
Balance, December 31, 2017	5,617	$96,420	$41,153	$137,573	$89,529	$227,102

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,937)	$(4,259)	$(36,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for credit losses and impairment (1)	26,020	25,192	33,235
Net equity in losses from equity investments in partnerships (1)	810	8,382	21,354
Net gains on bonds	(620)	(12,217)	(6,513)
Net gains on real estate and other investments	(7,726)	(2,596)	(17,506)
Net losses (gains) on loans	4,530	2,415	(150)
Net losses (gains) on derivatives and other assets	962	(989)	(286)
Net (gains) losses on extinguishment of liabilities	(4,838)	17	(4,175)
Net gains transferred into net income from AOCI due to real estate consolidation and foreclosure	─	(25,860)	─
Interest rate swap termination payments	─	(851)	─
Advances on and originations of loans held for sale	─	─	(6,752)
Distributions received from investments in partnerships	6,461	9,101	660
Subordinated debt effective yield amortization and interest accruals	(619)	105	1,431
Depreciation and other amortization (1)	2,650	1,493	1,660
Foreign currency (gains) losses	(591)	(786)	1,440
Stock-based compensation expense	2,428	2,066	2,300
Change in asset management fees payable related to CFVs	3,467	3,544	(4,020)
Other, net	6,419	6,578	1,424
Net cash provided by (used in) operating activities	13,416	11,335	(12,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	23,871	44,805	33,289
Advances on and originations of loans held for investment	(15,528)	(43,002)	(6,321)
Advances on and purchases of investments in debt securities	(5,522)	(7,217)	(15,123)
Investments in property partnerships and real estate	(37,014)	(6,108)	(61,745)
Proceeds from the sale of real estate and other investments	24,136	29,665	37,533
Proceeds from the redemption of preferred stock	─	─	11,613
Proceeds from sale of a subsidiary company	─	4,188	─
(Increase) decrease in restricted cash and cash of CFVs	(3,199)	(17,551)	11,538
Capital distributions received from investments in property partnerships	17,037	10,832	7,218
Net cash provided by investing activities	3,781	15,612	18,002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	15,248	23,793	32,743
Repayment of borrowings	(27,419)	(15,527)	(38,790)
Purchase of treasury stock	(9,607)	(10,055)	(7,743)
Distributions paid to holders of noncontrolling interests	(40)	(1,476)	─
Purchase of shares in a subsidiary	(1,103)	─	─
Other, net	(454)	─	167
Net cash used in financing activities	(23,375)	(3,265)	(13,623)
Net (decrease) increase in cash and cash equivalents	(6,178)	23,682	(7,776)
Cash and cash equivalents at beginning of year	45,525	21,843	29,619
Cash and cash equivalents at end of year	$39,347	$45,525	$21,843
(1)	These amounts primarily relate to CFVs.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	For the year ended
	December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$7,577	$6,467	$8,883
Income taxes paid	471	174	227

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	3,309	(23,391)	11,104
Debt and liabilities extinguished through sales and collections on bonds and loans	1,841	3,697	17,280
Debt extinguished through redemptions of preferred stock	─	─	25,000
Decrease in loans receivable and other assets and increase in real estate investments purchase consideration due to TC Fund I origination loan		─	4,990
Increase (decrease) in debt through net loan fundings (paydowns)	─	(6,417)	741
Increase in real estate assets and decrease in bond assets due to foreclosure or initial consolidation of funds and ventures	─	42,079	─
Increase in investment in partnerships and decrease in loans held for investment and interest receivable	─	27,939	─
Increase in net real estate assets and noncontrolling interests due to consolidation	─	─	4,454
Decrease in loans held for investment and increases in other assets due to investment in derivative assets	─	2,600	─
Decrease in common equity and increase in noncontrolling interests due to purchase of noncontrolling interest	─	─	397

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

As of December 31, 2017, the Company operated through three reportable segments.

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

Sale of Certain Business Lines and Assets

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt Companies, Inc. (collectively, “Hunt”), in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  The Company also agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average price of $33.50 per share.

With respect to the sale of business lines and assets, the Company sold to Hunt: (i) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform; and (v) certain miscellaneous investments (collectively, the “Disposed Assets” and the foregoing sale transaction is hereinafter referred to as the “Disposition”).  The Disposition also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.

As a result of the Disposition, the Company’s assets and liabilities will consist primarily of its: (i) investments in bonds and other debt obligations that finance affordable housing and infrastructure in the U.S; (ii) equity investments; (iii) the $57 million note receivable from Hunt FS Holdings II, LLC (the “Buyer”); (iv) derivative financial instruments that are used to hedge interest and foreign currency exchange risks of the Company; and (v) other assets and liabilities, including certain LIHTC assets, the Company’s subordinated debt and $378.9 million of net operating losses (“NOLs”) that are subject to a full valuation allowance at December 31, 2017.

Refer to Note 17, “Subsequent Events,” for more information about the Disposition and conversion to an externally managed business model.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).  See Note 17, “Subsequent Events,” for more information.

Changes in Presentation

We have revised the presentation of our Consolidated Statements of Operations for all reporting periods presented by reclassifying all CFV-related income and expenses to be consistent with the classification approach used for other income and expenses of the Company.   As a result, the Company no longer classifies CFV-related income and expenses within “Revenue from CFVs,” “Expenses from CFVs,” “Net (losses) gains related to CFVs” or “Equity in losses from lower tier property partnerships of CFVs.”   This presentation change had no impact on “Net income allocable to common shareholders.”

Furthermore, the Company has reclassified for all reporting periods in the Consolidated Statements of Operations gains or losses on sales of REO from “Net gains on real estate” to “Gains (losses) on sales and operations of real estate, net.”   This presentation change had no impact on “Net income allocable to common shareholders.”

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses.  Management has made estimates in certain areas, including the determination of fair values for bonds, derivative instruments, guarantee obligations, and certain assets and liabilities of CFVs.  Management has also made estimates in the determination of impairment on bonds and real estate investments.  Actual results could differ materially from these estimates.

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

Variable Interest Entity (“VIE”) Assessment

We have interests in various legal entities that represent VIEs.  A VIE is an entity (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (ii) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We determine if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement.

Measurement of Consolidated Assets and Liabilities

If we are required to consolidate an entity for reporting purposes, we will record upon the initial consolidation of an entity the assets, liabilities and noncontrolling interests at fair value and will recognize a gain or loss for the difference between (i) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests and (ii) the net amount of the fair value of the assets and liabilities consolidated.  We record gains or losses that are associated with the consolidation of VIEs as “Net gains on real estate and other investments” in our Consolidated Statements of Operations.

If we cease to be deemed the primary beneficiary of a VIE, we will deconsolidate a VIE for reporting purposes.  We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE.  Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded in our Consolidated Statements of Operations.

Consolidated Funds and Ventures

Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and, as such, we make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits, if any.  In addition, we must make judgments about discount rates and capitalization rates.

As of December 31, 2017, CFVs consisted of (i) 11 LIHTC funds for which we sold our GP interests and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to minimum yield guarantees that are provided in connection with their investments in such funds (these 11 funds, along with two additional guaranteed LIHTC funds that are not consolidated for financial reporting purposes, are hereinafter referred to as “Guaranteed Funds”) and (ii) four partnerships that are consolidated by the Company, three of which own affordable housing properties.

Account balances related to CFVs that were reported on our Consolidated Balance Sheets at either December 31, 2017 or 2016 include the following:

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs are reported as restricted cash by the Company.

•	Guaranteed Funds

Investment in Lower Tier Property Partnerships

At December 31, 2017, the Company consolidated 11 Guaranteed Funds.  The Guaranteed Funds have limited partner equity investments in affordable housing property partnerships, which are the entities that own the affordable housing properties (“Lower Tier Property Partnership” or “LTPP”).  The GPs of these LTPPs are considered the primary beneficiaries.  Therefore, the LIHTC Funds do not consolidate these LTTPs for financial reporting purposes.  These LTTPs are accounted for under the equity method as further described below in this Note 1, “Summary of Significant Accounting Policies,” under the sub-heading entitled “Investments in Partnerships.”

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

At December 31, 2017, the Company consolidated four property partnerships because it is deemed to be the primary beneficiary of the partnerships.  The Company holds equity interests in these property partnerships ranging from 0.01% to 1.00%.  The assets held by these property partnerships are affordable multifamily housing properties and U.S. Treasury notes.  These consolidated affordable multifamily housing properties and U.S. Treasury notes are reported in “Other assets” and “Investments in debt securities,” respectively, on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents is comprised of short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash.

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage.  The Company may be required to pledge cash collateral in connection with secured borrowings, derivative transactions or other contractual arrangements.

Investments in Debt Securities

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

We evaluate each bond whose fair value has declined below its amortized cost to determine whether such decline in fair value is other-than-temporary.  We assess that an impairment is other-than-temporary (“OTTI”) if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond.  If we have the intent to sell an impaired bond or it is more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will recognize an impairment loss in our Consolidated Statement of Operations as a component of “Impairments” for the full difference between the bond’s fair value and its amortized cost basis.  However, if we do not have the intent to sell an impaired bond and it is not more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will, where applicable, recognize only the credit component of the OTTI in our Consolidated Statements of Operations as a component of “Impairments” while the balance of an unrealized holding loss associated with an impaired bond will be recognized in AOCI.  The credit component of an OTTI represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than a bond’s amortized cost basis.

We do not intend to sell bonds that were in an unrealized loss position at December 31, 2017 and 2016, and it is not more likely than not that we will be required to sell such bonds before recovery of the amortized cost of such instruments.

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

Investments in Partnerships

The Company’s investments in partnerships that are not required to be consolidated for reporting purposes are accounted for using the equity method as described in FASB ASC Topic 323, “Equity Method Investments,” to the extent that, based on contractual rights associated with our investments, we can exert significant influence over a partnership's operations.

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

The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company, unless (i) an imminent return to profitable operations by the partnership is assured, (ii) the Company has guaranteed obligations of the partnership or (iii) the Company has otherwise committed to provide further financial support to the partnership.

The Company and its consolidated Guaranteed Funds must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure that the carrying amount of its investment is not other-than-temporarily impaired whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.  The Company recognizes impairment-related losses in the Consolidated Statements of Operations as a component of “Impairments.”

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

Loans

Loans Held For Sale (“HFS”)

When we originate loans that we intend to sell, we classify such loans as HFS.  We report HFS loans at the lower of cost or fair value.  Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Other expenses” in our Consolidated Statements of Operations.  We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.  Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized.  We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.

In the event that we reclassify HFS loans to loans held for investment, we record the loans at lower of cost or fair value on the date of reclassification.  We recognize any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the held for investment loan.

Loans Held for Investment (“HFI”)

When we recognize loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI.  We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses.  We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.  The Company recognizes a provision for loan losses in its Consolidated Statements of Operations as a component of “Other expenses.”

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

REO that is designated as HFU is depreciated for financial reporting purposes and evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.  An impairment loss is recognized if the carrying amount of the REO is not recoverable and exceeds its fair value.  We recognize impairment-related losses in our Consolidated Statements of Operations as a component of “Gains (losses) on sales and operations of real estate, net.”

We recognize gains or losses on sales of REO in our Consolidated Statements of Operations as a component of “Gains (losses) on sales and operations of real estate, net.”

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

Guarantees

The Company has guaranteed minimum yields on investment to investors in Guaranteed Funds and has agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to those guarantees.  Additionally, the Company has provided a limited guarantee of expected tax credits to be generated by a portfolio of low income housing tax credit partnership interests that was acquired by our LIHTC partnership, known as MMA Capital TC Fund I, LLC (“TC Fund I”), which we established in the fourth quarter of 2015.  In limited circumstances, the Company has also guaranteed the performance of its consolidated subsidiaries in connection with various performance obligations.

At inception of a guarantee to an unconsolidated entity that requires financial statement recognition, we recognize the fair value of our obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur.  This liability is classified in Consolidated Balance Sheets as a component of “Other liabilities.”  As a practical expedient, we measure the fair value of a guarantee liability based upon either cash compensation that is received at inception or the net present value of expected payments to be received from a guaranteed party over the life of such agreement.  The Company will reduce this liability through the use of a systematic and rational method of amortization in which the recognized balance at inception will be evenly amortized over the life of a guarantee.  However, guarantee payments made by the Company will be recorded as a reduction of the unamortized balance of a guarantee liability to the extent that the Company’s guarantee liability exceeds the amount of the payment and, in this case, periodic amortization will be prospectively adjusted to reflect a revised amount of amortization that is based upon the-then remaining balance of a guarantee liability and the period to expiry of a guarantee.

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

With respect to our contingent obligation to perform under a guarantee, we will recognize a liability for probable and estimable losses to the extent that a measured loss exceeds the unamortized balance of our noncontingent obligation to stand ready to perform under our guarantee.  The Company recognizes guarantee-related losses in the Consolidated Statements of Operations as a component of “Other expenses” while related liabilities are classified in our Consolidated Balance Sheets as a component of “Other liabilities.”

Guarantees provided by the Company in connection with the performance of a consolidated subsidiary are exempt from financial statement recognition, though disclosure of such activities is provided in Note 8, “Guarantees and Collateral.”

Stock-Based Compensation

The Company accounts for previously awarded employee stock-based compensation plans as liability classified awards.  Compensation expense is based on the fair value of awarded instruments as of the reporting date, adjusted to reflect the vesting schedule.  Subsequent compensation expense is determined by changes in the fair value of awarded instruments at subsequent reporting dates, continuing through the settlement date.

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted-average number of common shares issued and outstanding during the period.  The numerator used to calculate diluted income (loss) per share includes net income (loss) to common shareholders adjusted to remove the difference in income or loss associated with reporting the dilutive employee share awards classified as liabilities as opposed to equity awards.  The denominator used to calculate diluted income (loss) per share includes the weighted-average number of common shares issued and outstanding during the period adjusted to add in common stock equivalents associated with unvested share awards as well as in the money option awards unless they are contingent upon a certain share price that has not yet been achieved.

Income Taxes

We are a limited liability company that elected to be taxed as a corporation for income tax purposes.  All of our business activities, with the exception of our foreign investments and managing member interests in two remaining Guaranteed Funds, are conducted by entities included in our consolidated corporate federal income tax return.

ASC Topic No. 740, “Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets (“DTAs”) and liabilities (“DTLs”) for future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  In this regard, we recognize DTAs and DTLs based on the differences in the book and tax bases of assets and liabilities.  We measure DTAs and DTLs using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse.  We adjust DTAs and DTLs for the effects of changes in tax laws and rates in the period of enactment.  We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits.  We reduce our DTAs by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than 50%) that we will not realize some portion, or all, of the DTA.  In December 2017, tax legislation was enacted which, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  For information on the impact of this legislation on the value of our DTAs, see Note 12, “Income Taxes.”

We account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation.  We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.  We establish additional provisions for income taxes when there are certain tax positions that could be challenged and it is more likely than not these positions will not be sustained upon review by taxing authorities.

New Accounting Guidance

Accounting for Leases

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases (Topic 842).”  This guidance introduces a lessee model that brings most leases on the balance sheet, as well as aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard.  This new guidance, which is effective for us on January 1, 2019, with early adoption permitted, also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

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

During the third quarter of 2017, the Company completed an evaluation of its revenues from contracts with customers and identified all arrangements that are within the scope of the new guidance.  Aside from the impact of ASC 610-20 noted below, we do not expect to have an impact from adoption of this new guidance.

Accounting for Business Combinations

In January 2017, Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business” was issued.  This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination.  This new guidance is effective for us on January 1, 2018.  We anticipate the adoption of this new guidance to result in the majority, if not all, of the Company’s potential future general partner or limited partner acquisitions in real estate partnerships to be accounted for as an asset acquisition of nonfinancial assets rather than the acquisition of a business.  We have considered the impact of this new guidance and do not expect it to materially impact our consolidated financial statements upon adoption.

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

On January 1, 2018, upon adoption of this new guidance we will recognize a cumulative effect adjustment of approximately $9 million to retained earnings.

Accounting for Stock Compensation

In May 2017, ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting” was issued.  This guidance amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  This new guidance is effective for us on January 1, 2018.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Note 2—Investments in Debt Securities

The Company’s investments in debt securities consist of multifamily tax-exempt bonds, other real estate related bond investments and U.S. Treasury notes.  These investments are classified as available for sale for reporting purposes and, therefore, are subsequently measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing.  Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investments in other real estate related bonds include municipal bonds that were issued to finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.  Our investments in other real estate related bonds also include a subordinated investment in a collateralized mortgage backed security that finances a mixed-use multifamily housing property.

The weighted-average pay rate on the Company’s bond portfolio was 6.2% and 6.1% at December 31, 2017 and 2016, respectively.  Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at December 31, 2017 and 2016.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale as well as the Company’s investment in U.S. Treasury notes:

	At
	December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$105,472	$67,982	$43,587	$ ─	$111,569	106%
Other real estate related bond investments	37,050	31,163	1,203	(331)	32,035	86%
U.S. Treasury notes related to CFVs (3)	5,524	5,477	─	(27)	5,450	99%
Total	$148,046	$104,622	$44,790	$(358)	$149,054	101%

	At
	December 31, 2016
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$106,366	$73,049	$36,978	$110,027	103%
Other real estate related bond investments	47,788	41,934	4,020	45,954	96%
Total	$154,154	$114,983	$40,998	$155,981	101%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in earnings.
(2)

Except for the Company’s investments in U.S. Treasury notes, this is comprised of one bond in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $15.0 million and $16.5 million at December 31, 2017 and 2016, respectively.

(3)	See Note 14, “Consolidated Funds and Ventures,” for more information.

See Note 7, “Fair Value,” which describes factors that contributed to the $12.4 million decrease in the reported fair value of the Company’s bond portfolio for the year ended December 31, 2017.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At December 31, 2017,  the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between March 2032 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.1 million and $29.1 million, respectively, at December  31, 2017).  The U.S. Treasury notes have stated maturity dates between December 2017 and August 2020.

Investments in Debt Securities with Prepayment Features

Except for the Company’s investments in U.S. Treasury notes, the contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at December  31, 2017, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
December 31, 2017	$27,050	$21,163	$21,824
2018	1,894	243	2,168
2019	─	─	─
2020	5,210	4,120	5,339
2021	46,276	27,353	50,814
Thereafter	62,092	46,266	63,459
Bonds that may not be prepaid	─	─	─
Total	$142,522	$99,145	$143,604

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at December  31, 2017 was 4.1 years.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $8.0 million and $7.0 million at December 31, 2017 and 2016, respectively.  The Company recognized interest income on a cash basis of $0.3 million, $0.3 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Interest income not recognized on bonds that were on non-accrual status was $0.6 million, $0.6  million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Total current	$135,571	$148,967
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	8,033	7,014
Total	$143,604	$155,981

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with full redemptions of its investments in bonds of $7.4 million, $23.2 million and $15.3 million for the years ended December  31, 2017, 2016 and 2015, respectively.

The following table provides information about net realized (losses) gains that were recognized in connection with the Company’s investments in bonds (in the Consolidated Statements of Operations as a component of “Impairments” and “Net gains on bonds”):

	For the year ended
	December 31,
(in thousands)	2017	2016		2015
Net impairment recognized on bonds held at each period-end	$(945)	$	─	$	─
Net impairment recognized on bonds sold or redeemed during each period	─		─		(179)
Gains recognized at time of sale or redemption (1)	620		12,217		6,513
Total net (losses) gains on bonds	$(325)		$12,217		$6,334

(1)	The amount for 2016 reflects additional cash received for a bond that was previously redeemed in 2015.

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Investments in U.S. real estate partnerships (includes $1,046 and $11,138 related to variable interest entities ("VIEs")) (1)	$19,114	$27,596
Investments in IHS-managed funds (includes $2,122 and $1,955 related to VIEs) (1)	17,151	3,296
Investment in Solar Ventures	97,011	75,526
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	99,142	137,773
Total investments in partnerships	$232,418	$244,191

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At  December  31, 2017,  $18.1 million of the reported carrying value of investments in U.S. real estate partnerships relates to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development and that, as of December 31, 2017, represented a 67.0% ownership interest in such venture.  The Company made an initial capital contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

During the third quarter of 2017, the Company acquired a 98.99% limited partner interest in an affordable housing partnership for $0.8 million.  While this entity was deemed to be a VIE, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.  At December 31, 2017, the carrying value for this investment was $0.8 million.

On September 21, 2017, the underlying real estate that was owned by a partnership in which the Company held a  33% ownership interest was sold.  As a result of the sale, the Company recognized $3.8 million in its Consolidated Statements of Operations as a component of “Equity in income from unconsolidated funds and ventures,” during the third quarter of 2017.  The carrying value of this investment was $0.2 million at December 31, 2017.  Because the underlying real estate was sold, the Company does not expect to make any additional contributions to this partnership.  While this entity was determined to be a VIE, the Company was deemed not to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

At December 31, 2017 and 2016, two and three of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $1.0 million and $11.1 million at December  31,  2017 and 2016, respectively.  Other than as noted above, we are not contractually obligated to commit further capital to these investments.  Our maximum exposure to loss due to our involvement with these VIEs was $1.0 million and $11.1 million at December  31,  2017 and 2016, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2017	2016
(in thousands)
Total assets	$57,712	$97,659
Debt	7,037	21,927
Other liabilities	22,030	25,220

The following table provides information about the gross revenue, operating expenses and net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Gross revenue	$3,814	$7,395	$9,003
Operating expenses	1,744	4,611	6,374
Net income (loss) and net income (loss) attributable to the entity	10,722	2,952	(1,345)

Investments in IHS-Managed Funds

At December 31, 2017, the Company held equity co-investments in four IHS-managed funds (SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA) that ranged from a  1.8% to a 14.6% ownership interest in such funds.  IHS provided asset management services to each of these funds in return for asset management fees.  For each fund, IHS also had rights to investment returns on its equity co-investment as well as rights to an allocation of profits from such funds (often referred to as “carried interest”), which were contingent upon the investment returns generated by each investment vehicle.

At December 31, 2017, the carrying value of the Company’s equity investment in SAWHF, IHS Residential Partners, IHS Fund II SA and IHS Fund II SSA was $14.5 million, $2.1 million, $0.6 million and $0,  respectively.

As SAWHF, IHS Fund II SA and IHS Fund II SSA entities were determined not to be VIEs, the Company accounts for these investments using the equity method of accounting.

While IHS Residential Partners was determined to be a VIE, this entity was not consolidated for reporting purposes as the Company was deemed not to be its primary beneficiary.  As a result, the Company accounted for this investment using the equity method of accounting.  The Company does not expect to make additional capital contributions to IHS Residential Partners and, as a result, the Company believes that its risk of loss is limited to its investment balance of $2.1 million.  However,  through the governing shareholder agreement, IHS could be required to commit up to 180 million rand as capital contributions to such fund.  In this regard, our maximum exposure to loss as a result of our involvement in this VIE is approximately $14.5 million and $13.2 million at December 31, 2017 and 2016, respectively, based upon foreign currency exchange rates as of such reporting dates.

The following table provides information about the carrying value of total assets, debt and other liabilities of the IHS-managed funds in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2017	2016
(in thousands)
Total assets	$306,690	$261,082
Debt	113,007	106,664
Other liabilities	7,103	3,551

The following table provides information about the gross revenue, operating expenses and net loss of the IHS-managed funds in which the Company had an equity investment.

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Gross revenue	$32,175	$19,238	$22,253
Operating expenses	45,993	24,565	30,274
Net loss and net loss attributable to the entity	(4,174)	(19,718)	(5,646)

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

As of December 31, 2017, the Company had contributed $22.1 million of capital into SDL and received $3.4 million of capital distributions.  Because SDL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of the Solar Ventures in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2017	2016
(in thousands)
Total assets	$399,758	$158,365
Other liabilities	5,111	4,905
Noncontrolling interests	87,699	64,472

The following table provides information about the gross revenue, operating expenses and net income of the Solar Ventures in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Gross revenue	$29,777	$3,089	$2,332
Operating expenses	5,870	2,115	1,019
Net income	23,988	1,206	1,313
Net income attributable to the entity	16,227	319	1,313

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Other assets:
Loans held for investment	$968	$4,809
Loans held for sale	─	─
Real estate owned	3,447	3,267
Derivative assets	6,865	7,884
Solar facilities (includes other assets such as cash and other receivables)	1,256	1,733
Accrued interest receivable	1,558	1,822
Asset management fees and reimbursements receivable	2,794	1,406
Other assets	4,025	5,526
Other assets held by CFVs (1)	29,315	44,551
Total other assets	$50,228	$70,998

(1)	See Note 14, “Consolidated Funds and Ventures,” for more information.

Loans Held For Investment (“HFI”)

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net (losses) gains on loans.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Amortized cost	$1,046	$9,202
Net losses included in earnings	─	(3,565)
Allowance for loan losses	(78)	(828)
Loans held for investment, net	$968	$4,809

At December 31, 2017 and 2016,  HFI loans had UPB of $6.8 million and $16.8 million, respectively.  These loans had deferred fees and other basis adjustments of $5.7 million and $7.6 million as of December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company did not have any loans for which it elected FVO while, at December 31, 2016, the Company had one HFI loan, which had a UPB of $10.0 million and a fair value of $3.8 million,  for which it elected the FVO so as to minimize certain operational challenges associated with accounting for this loan.  During the third quarter of 2017, the Company charged off a subordinate loan receivable from a residential solar provider that filed for bankruptcy protection on March 13, 2017 that had a UPB of $11.5 million and no carrying value on the basis that further collection of this receivable was deemed remote.

At December 31, 2017 and 2016,  of the remaining HFI loans, impaired loans had a UPB of $6.4 million and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.

The carrying value for HFI loans on non-accrual status was $0.5 million at December 31, 2017 and 2016.  The loan that the Company made to TC Fund I on December 31, 2015 is included among this population of loans.

At December 31, 2017 and 2016, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

On January 8, 2018, the Company purchased a $9.0 million senior loan from a MGM affiliate.  This senior loan, which is secured by assets of MGM, bears interest at 11% payable quarterly.  The unpaid principal balance is payable in full in June 2020.

Loans Held For Sale (“HFS”)

We report the carrying value of HFS loans at the lower of cost or fair value with the excess of the loan’s cost over its fair value recognized as a valuation allowance within “Net (losses) gains on loans” in our Consolidated Statement of Operations.

The cost basis for HFS loans was $6.0 million at December 31,  2017 and 2016,  with a zero carrying value at December 31, 2017 and 2016.

During the year ended December 31, 2017 and 2016, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at December 31, 2017 and 2016.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Building, furniture, fixtures and land improvement	$828	$648
Land	2,619	2,619
Total	$3,447	$3,267

Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company’s REO is represented by land that is currently in process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment.  Additionally, the Company did not recognize any impairment losses for the years ended December 31, 2017 and 2016.

Derivative Assets

At December 31, 2017 and 2016, the Company had $6.9 million and $9.0 million, respectively, of recognized derivative assets.  See Note 6, “Derivative Instruments,” for more information.

Solar Facilities

At December 31, 2017 and 2016, the Company owned one and two solar facilities that were designated as held for use (“HFU”) with a total carrying value of $1.1 million and $1.3 million, respectively.  These facilities generate energy that is sold under long-term power purchase agreements to the owner or lessee of the properties on which the projects are built.  The solar facilities had accumulated depreciation of $1.3 million and $1.7 million at December 31, 2017 and 2016, respectively.

Asset Management Fees and Reimbursement Receivable

At December  31,  2017 and 2016, the Company had $2.8 million and $1.4 million of asset management fees and reimbursement receivables, respectively, accrued in its Consolidated Balance Sheets, of which $2.1 million and $0.9 million, respectively,  were due from IHS-managed funds and ventures.  At December 31, 2017, the Company had $0.1 million of asset management fees receivable for services previously rendered to TC Fund I.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	December 31, 2017		December 31, 2016
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related (2)
Due within one year	$41,767	3.2%	$2,892	2.2%
Due after one year	42,071	2.9	79,137	2.1

Total asset related debt	$83,838	3.1	$82,029	2.1

Other Debt (1)
Subordinated debt (3)
Due within one year	$2,297	2.6	$3,297	3.9
Due after one year	97,700	2.6	125,899	3.4
Notes payable and other debt
Due within one year	16,105	2.9	1,948	3.9
Due after one year	11,653	11.5	16,869	2.3

Total other debt	$127,755	3.5	$148,013	3.3

Total asset related debt and other debt	$211,593	3.3	$230,042	2.8

Debt related to CFVs
Due within one year	$6,897	6.5	$6,885	5.7
Due after one year	5,958	4.0	6,144	4.0
Total debt related to CFVs	$12,855	5.3	$13,029	4.9

Total debt	$224,448	3.4	$243,071	3.0

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

(2)	Included in notes payable and other debt – bond related were unamortized debt issuance costs of $0.1 million at December 31, 2016. The balance at December 31, 2017 was de minimis.
(3)	The subordinated debt balances include net cost basis adjustments of $8.3 million and $8.7 million at December 31, 2017 and 2016, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December  31, 2017:

	Asset Related Debt	CFVs
(in thousands)	and Other Debt	Related Debt	Total Debt
2018	$59,711	$6,813	$66,524
2019	13,042	109	13,151
2020	37,658	116	37,774
2021	8,710	125	8,835
2022	1,679	134	1,813
Thereafter	82,906	4,733	87,639
Net premium and debt issue costs	7,887	825	8,712
Total	$211,593	$12,855	$224,448

At December 31, 2017, the Company was in compliance with all covenants under its debt obligations.

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

At December 31, 2017, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $79.5 million with a weighted-average pay rate of 6.5% at December 31, 2017).  For the majority of the TRS agreements, the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread (notional amount of $79.2 million with a weighted-average pay rate of 3.0% at December  31, 2017) and for the remaining TRS agreements, the Company is required to pay the counterparty a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a spread (notional amount of $4.7 million with a weighted-average pay rate of 3.0% at December 31, 2017).  The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiary MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at December 31, 2017:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$27,063	$2,543	$29,606	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,609	2,323	26,932	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,185	1,236	15,421	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,791	2,247	28,038	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$91,648	$8,349	$99,997

During 2017, the Company completed discounted purchases of $26.4 million of its fixed rate subordinated debt in which $4.8 million of extinguishment gains were recognized in the Consolidated Statements of Operations as a component of “Net gains on extinguishment of liabilities.”

Notes Payable and Other Debt

At December 31, 2017, the Company had three outstanding debt obligations that it recognized in connection with the conveyance of two bonds to a buyer with which the Company executed three TRS agreements.  In this case, the transfer of the bonds did not qualify as a sale and, as a result, the proceeds received from the buyer were recognized as three distinct debt obligations that have UPBs of $4.9 million, $9.8 million and $2.6 million as of December 31, 2017 and require the Company to pay its counterparty a rate that is based upon SIFMA or LIBOR plus a spread.  One of these debt obligations has a contractual maturity date of June 21, 2021, while the balance of such obligations will mature on December 30, 2018.  The bonds were debt obligations of two partnerships that own affordable multifamily properties and U.S. Treasury notes and that were consolidated by the Company.

During the third quarter of 2017, the Company financed a portion of the cost of acquiring an additional 11.85% ownership interest in SAWHF.  At December 31, 2017, this debt had a UPB of $8.7 million, has a contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a spread.

Letters of Credit

The Company had no letters of credit outstanding at December 31, 2017 and 2016.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	December 31, 2017		December 31, 2016
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,347	$46	$2,327	$372
Basis swaps	439	26	176	7
Interest rate caps	788	─	1,553	─
Interest rate swaps	3,291	─	3,828	─
Foreign currency forward exchange	─	247	─	─
Total derivative instruments	$6,865	$319	$7,884	$379

The following table provides information about the notional amounts of the Company’s derivative instruments:

		Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Total return swaps	$72,290	$91,050
Basis swaps	100,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Foreign currency forward exchange	4,363	─
Total dollar-based derivative instruments	$397,153	$411,550

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)
	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Total return swaps (1)	$3,255	$3,463	$4,446
Basis swaps (2)	196	161	─
Interest rate caps	(765)	642	(172)
Interest rate swaps (3)	(726)	3,317	(278)
Foreign currency forward exchange	(250)	─	─
Warrant	─	(2,600)	─
Total	$1,710	$4,983	$3,996

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash received was $3.0 million, $4.1 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  The net cash paid was $0.1 million and $0.01 million for the years ended December 31, 2017 and 2016, respectively.

(3)

The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.  Net cash paid was $0.3 million for the years ended December 31, 2017, 2016 and 2015.

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

		Fair Value Measurements
	At
	December 31,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in debt securities (1)	$149,054		$5,450	$	─	$143,604
Derivative instruments	6,865		─		4,518	2,347

Liabilities:
Derivative instruments	$319	$	─		$273	$46

(1)	The Level 1 classification pertains to the Company’s investment in U.S. Treasury notes that are related to CFVs. See Note 14, “Consolidated Funds and Ventures,” for more information.

		Fair Value Measurements
	At
	December 31,
(in thousands)	2016	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$155,981	$	─	$	─	$155,981
Loans held for investment	3,835		─		─	3,835
Derivative instruments	7,884		─		5,557	2,327

Liabilities:
Derivative instruments	$379	$	─		$7	$372

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

For the years ended December 31, 2017, 2016 and 2015, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2017:

(in thousands)	Investment in Debt Securities	Loans Held for Investment		Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981		$3,835	$2,327	$(372)
Net (losses) gains included in earnings	(5,265)		(5,335)	20	326
Net change in other comprehensive income (1)	3,461		─	─	─
Impact from purchases	─		14,028	─	─
Impact from loan originations	─		1,500	─	─
Impact from sales/redemptions	(6,784)		(14,028)	─	─
Impact from settlements (2)	(3,789)		─	─	─
Balance, December 31, 2017	$143,604	$	─	$2,347	$(46)

(1)

This amount includes $4.2 million of net unrealized holding gains recognized during 2017, partially offset by the reclassification into the Consolidated Statements of Operations of $0.1 million of unrealized bond gains related to a bond that was other-than-temporarily impaired and $0.6 million of unrealized gains related to bonds that were sold or redeemed.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the year ended December 31, 2017:

(in thousands)	Net losses on bonds (1)	Equity in Losses from LTPPs	Net losses on loans (2)		Net gains on derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2017	$(945)	$(4,320)	$	─	$346
Change in unrealized losses related to assets and liabilities held at January 1, 2017, but settled during 2017	─	─		(5,335)	─
Additional realized gains recognized	620	─		805	2,909
Total (losses) gains reported in earnings	$(325)	$(4,320)		$(4,530)	$3,255

(1)	Amounts are reflected through “Impairments” and “Net gains on bonds” on the Consolidated Statements of Operations.

(2)	Amounts are reflected through “Net (losses) gains on loans” on the Consolidated Statements of Operations.

(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2016:

(in thousands)	Investment in Debt Securities	Loans Held for Investment		Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2016	$218,439	$	─		$6,417	$3,658	$(1,713)
Net (losses) gains included in earnings	(4,776)		(3,391)		─	(3,931)	577
Net change in other comprehensive income (1)	2,536		─		─	─	─
Impact from purchases	7,217		─		─	─	─
Impact from loan originations	─		39,233		4,531	2,600	─
Impact from sales/redemptions	(10,986)		(34,285)		(8,670)	─	─
Impact from bonds extinguished due to consolidated or real estate foreclosure	(42,079)		─		─	─	─
Impact from settlements (2)	(14,370)		─		─	─	764
Transfer from loans HFS to HFI	─		2,278		(2,278)	─	─
Balance, December 31, 2016	$155,981		$3,835	$	─	$2,327	$(372)

(1)

This amount represents $14.5 million of net unrealized holding gains recognized during 2016, partially offset by the reclassification into the Consolidated Statements of Operations of $12.0 million of unrealized bond gains related to bonds that were sold or redeemed.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the year ended December 31, 2016:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on loans (2)		Net gains on derivatives (3)
Change in unrealized losses related to assets and liabilities still held at December 31, 2016	$	─	$(4,240)	$	─	$(3,354)
Change in unrealized losses related to assets and liabilities held at January 1, 2016, but settled during 2016		─	(536)		─	─
Additional realized gains (losses) recognized		12,217	─		(3,391)	3,805
Total gains (losses) reported in earnings		$12,217	$(4,776)		$(3,391)	$451

(1)	Amounts are reflected through “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net (losses) gains on loans” on the Consolidated Statements of Operations.
(3)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2015:

(in thousands)	Investment in Debt Securities	Loans Held for Sale		Derivative Assets	Derivative Liabilities
Balance, January 1, 2015	$222,899	$	─	$2,539	$(753)
Net (losses) gains included in earnings	(5,517)		─	1,418	(960)
Net change in other comprehensive income (1)	13,561		─	─	─
Impact from loan originations	─		13,373
Impact from purchases	15,123		─	─	─
Impact from sales/redemptions	(21,571)		(6,956)	─	─
Impact from settlements (2)	(6,056)		─	(299)	─
Balance, December 31, 2015	$218,439		$6,417	$3,658	$(1,713)

(1)

This amount represents $18.4 million of net unrealized holding gains recognized during 2015 plus $0.2 million of unrealized bond losses reclassified into the Consolidated Statements of Operations, partially offset by the reclassification into the Consolidated Statements of Operations of $5.0 million of unrealized bond gains related to bonds that were sold or redeemed.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains (losses) that were recognized by the Company for the year ended December 31, 2015:

(in thousands)	Net gains on bonds (1)		Equity in Losses from LTPPs	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2015	$	─	$(6,093)	$458
Change in unrealized (losses) gains related to assets and liabilities held at January 1, 2015, but settled during 2015		(179)	755	─
Additional realized gains recognized		6,513	─	3,710
Total gains (losses) reported in earnings		$6,334	$(5,338)	$4,168

(1)	Amounts are reflected through “Impairments” and “Net gains on bonds” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives and other assets” on the Consolidated Statements of Operations.

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

	Fair Value Measurement at December 31, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investment in debt securities:
Multifamily tax-exempt bonds
Performing	$90,963	Discounted cash flow	Market yield	4.3 - 6.7%	5.0%
Non-performing	8,033	Discounted cash flow	Market yield	7.5	7.5
			Capitalization rate	6.4	6.4
			Net operating income ("NOI") annual growth rate	(1.2)	(1.2)
Subordinated cash flow	12,573	Discounted cash flow	Market yield	6.7 - 7.0	6.8
			Capitalization rate	5.8 - 6.1	5.9
			NOI annual growth rate	0.6 - 0.9	0.8
Infrastructure bonds	21,824	Discounted cash flow	Market yield	7.1 - 9.2	8.0
			Cash flow probability - future incremental tax revenue growth	80	80
			Cash flow probability - no future incremental tax revenue growth	20	20
Other bonds	10,211	Discounted cash flow	Market yield	4.2	4.2
Derivative instruments:
Total return swaps	2,301	Discounted cash flow	Market yield	4.1 - 5.3	5.0

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
Investment in debt securities:
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

For our Level 3 assets and liabilities, we use a discounted cash flow valuation technique to measure fair value.  This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.  In applying this technique, the rate of return, or discount rate, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•

For performing multifamily bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  Such projected cash flows are discounted based upon the market yield of such instruments.  For such instruments, the Company determines market yield by generally utilizing the AAA Municipal Market Data tax-exempt rate (“MMD”) for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

•

For infrastructure bonds, the Company’s projection of expected future cash flows reflects a probability-weighted assessment of the expected future incremental tax revenues that would be generated through existing and future development of raw land and the mixed-use town center that support the debt service payments on the Company’s bonds.  Such projected cash flows are discounted based upon the market yield of such instruments.  For such instruments, the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for each infrastructure bond’s specific term and applies a market rate risk premium spread that reflects each instrument’s specific credit characteristics.

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

•

Cash flow probabilities – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more cash flow scenarios to arrive at a set of bond cash flows that represents the probability-weighted average of all possible bond cash flows.  Changes in probabilities that are assigned to underlying cash flow scenarios would affect the fair value measurement of the Company’s investments in infrastructure bonds.

Non-Recurring Changes in Fair Value

There were no non-recurring adjustments during 2017.  At September 30, 2016, the Company measured one of its loans classified as held for investment at fair value on a non-recurring basis for the purpose of recognizing an impairment loss.  The fair value measurement of this loan, which was categorized as Level 3, was determined using a discounted cash flow methodology.  Additionally, the Company recognized a $0.2 million lower of cost or market adjustment in the third quarter of 2016 related to one of its solar assets.  The fair value measurement of the solar asset, which was categorized as Level 3, was determined using a discounted cash flow methodology.

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

	At
	December 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$39,347	$39,347	$	─	$	─
Restricted cash	36,277	36,277		─		─
Restricted cash related to CFVs	24,562	24,562		─		─
Asset management fee receivable from TC Fund I	116	─		─		116
Loans held for investment	968	─		─		2,329
Loans held for investment related to CFVs	65	─		─		497

Liabilities:
Notes payable and other debt, bond related	83,838	─		─		83,879
Notes payable and other debt, non-bond related	27,758	─		─		28,174
Notes payable and other debt related to CFVs	12,855	─		─		5,885
Subordinated debt issued by MFH	99,997	─		─		43,256
Guarantee obligations (1)	2,840	─		─		10,301
(1)

Certain of the Company’s guarantee obligations, which had a carrying value of $7.5 million at December 31, 2017, are eliminated for financial reporting purposes.  Refer below to “Valuation Techniques” for more information about differences between the carrying value and disclosed fair value of the Company’s guarantee obligations.

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

Subordinated debt –  The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 14.0% and 14.5% at December 31, 2017 and 2016, respectively.  As outlined in the table above, at December 31, 2017, the aggregate fair value was measured at $43.3 million.  At December 31, 2017, the measured fair value of this debt would have been $51.2 million and $37.3 million using a market yield of 11.5% and 16.5%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Guarantee obligations – The fair value of these obligations represents an estimate of what we would pay to transfer such obligations to a third party in an orderly transaction at the measurement date.   The carrying value of these obligations, which reflects the unamortized balance of deferred guarantee fees received by the Company (a systematic and rational method of amortization is used to subsequently measure such liabilities for reporting purposes), approximates their fair value.  However, as further discussed in Note 8, “Guarantees and Collateral,” the Company had guaranteed minimum yields on investment to investors in 11 LIHTC funds that are consolidated for financial reporting purposes.  As a result, the unamortized balance of deferred guarantee fees associated with such funds is eliminated for financial reporting purposes.  Therefore, such amounts are not included in the carrying value of the Company’s guarantee obligations as reported in the preceding tables.  Nonetheless, the Company believes that, in measuring the fair value of these guarantees, market participants would assume that the unamortized balance of deferred guarantee fees is a reasonable proxy for what the Company would be expected to pay to assign its guarantee obligations to a third party.  Accordingly, the unamortized balance of deferred guarantee fees associated with such guarantees, while not included in the reported carrying value of the Company's guarantee obligations, is included in the disclosed fair value of the Company's guarantee obligations.

Note 8—Guarantees and Collateral

Guarantees – LIHTC Business Line

At December 31, 2017, the Company had guaranteed minimum yields on investment to investors in 11 consolidated LIHTC funds, along with two additional guaranteed LIHTC funds that were not consolidated for reporting purposes (all 13 LIHTC funds are collectively referred to hereinafter as the “Guaranteed Funds”) and had agreed to indemnify the purchaser of the GP interests in those Guaranteed Funds from investor claims related to those guarantees.  These arrangements required the Company to stand ready to perform under such guarantees of investor yield for losses that result from the recapture of tax credits due to foreclosure or from difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulations with respect to the LTPPs in which the Guaranteed Funds are invested.  Guarantees and indemnifications that relate to the 11 Guaranteed Funds that the Company consolidated for reporting purposes will expire in full by the end of 2027.  At December 31, 2017, only one of the Company’s minimum yield guarantees associated with a nonconsolidated guaranteed LIHTC Funds remained outstanding, a guarantee of which expires on December 31, 2018.

At December 31, 2017 and 2016, the 11 Guaranteed Funds for which the Company had provided an indemnification to the purchaser of corresponding GP interests held an aggregate of $15.5 and $14.5 million in reserves, respectively.  While these reserves were not cross collateralized, they could be utilized by each Guaranteed Fund to bring projected investor yield to its guaranteed minimum.  This could mitigate, or reduce, the amount that the Company could otherwise be required to pay under its contractual obligations.  Additionally, because the Company held a first mortgage revenue bond from certain LTPPs in certain Guaranteed Funds, we have control over the exercise of default remedies (such as foreclosure) for certain LTPPs, thereby controlling potential exposure that we have under our guarantee and indemnification agreements.

As bondholder of a defaulted LTPP in which one of the 11 Guaranteed Funds is an LP investor, the Company foreclosed on, and subsequently sold, the property of the defaulted LTPP in the first quarter of 2016.  This sale caused the redemption of our bond investment, as well as a loss of future tax credits and the recapture of tax credits previously taken.  As a result, the Company made a guarantee payment of $0.9 million during the second quarter of 2016.  The Company made no guarantee payments associated with the Guaranteed Funds for the year ended December 31, 2017.

The Company does not have any recourse provisions that would enable it to recover from third parties any of the amounts that would be required to be paid under either of the aforementioned types of indemnifications.  At December  31, 2017, the Company concluded there were no expected tax credit deficiencies that were both probable and estimable that would require it to make a payment related to these indemnification agreements.

At December 31, 2017 and 2016, the Company had $7.5 million and $8.6 million, respectively, of unamortized fees related to indemnifications associated with the 11 Guaranteed Funds.  These unamortized fees are included in the Company’s measurement of its common shareholders’ equity.  However, for presentation purposes, these unamortized fees are eliminated in consolidation against the 11 Guaranteed Funds’ prepaid guarantee fee asset.

The Company has agreed to indemnify specific investors in non-Guaranteed Funds related to the performance on certain LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company will be required to indemnify impacted investors.  Such indemnities will expire by December 31, 2018 and December 31, 2022.

On December 29, 2015, as part of TC Fund I’s acquisition of a portfolio of limited partnership investments, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor involved in this transaction in the amount of 95% of the excess, if any, of the projected tax credits for years 2016 to 2020 over the tax credits actually allocated to the investor.  In addition, until December 31, 2025, TEI agreed to make mandatory loans to TC Fund I for distribution to the investor in the amount of tax credits previously claimed from 2016 to 2020 that are subsequently recaptured or otherwise reduced or lost, together with associated costs.  Mandatory loans are limited in amount to 70% of projected tax credits in any year and may be subject to certain other limitations. In addition to these limitations, the investor will absorb 5% of any loss of tax credits.  On this basis, the Company recognized a $4.2 million liability in connection with TEI’s mandatory loan performance obligation.  At December  31, 2017, the Company had $2.8 million of unamortized fees related to the mandatory loan performance obligation.  However, if the Company were ever required to make a mandatory loan to TC Fund I, the Company would have the right to recover such payment to the extent there were available cash flows from TC Fund I to provide for such reimbursement.  During the third quarter of 2017, the Company made a mandatory loan to TC Fund I of $0.6 million that was fully repaid by TC Fund I during such reporting period.

At December  31, 2017 and 2016, the Company had $20.0 million and $25.6 million, respectively, of collateral that was primarily pledged towards the guarantee exposure associated with the 11 Guaranteed Funds and TC Fund I.  If we are required to perform under our guarantees, we could, subject to third party consent, access or be reimbursed from this collateral.

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

The following table provides information about the maximum exposure associated with the Company’s guarantee and indemnification agreements that we executed in connection with the Guaranteed Funds, TC Fund I and certain LTPPs:

	At		At
	December 31, 2017		December 31, 2016
	Maximum	Carrying	Maximum	Carrying
(in thousands)	Exposure (1)	Amount	Exposure (1)	Amount
Guaranteed Funds (2)	$237,901	$ ─	$392,518	$186
TC Fund I	108,142	2,840	109,587	3,805
LTPPs	─	─	536	12

(1)	The Company’s maximum exposure represents the maximum loss the Company could incur under such agreements but is not indicative of the likelihood of expected loss under such agreements.
(2)

The maximum exposure includes $237.9 million and $388.4 million related to the 11 Guaranteed Funds we consolidated at December 31, 2017 and 2016, respectively.  See Note 14, “Consolidated Funds and Ventures,” for more information.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at December 31, 2017 and 2016.  These tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	December 31, 2017
		Investments				Total
	Restricted	in Debt	Investment in		Other	Assets
(in thousands)	Cash	Securities	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$9,160	$128,902	$ ─	$	─	$138,062
Other (1)	27,117	─	─		─	27,117
CFVs	24,562	5,450	99,142		29,315	158,469
Total	$60,839	$134,352	$99,142		$29,315	$323,648

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees.

	At
	December 31, 2016
		Investment				Total
	Restricted	in Debt	Investment in		Other	Assets
(in thousands)	Cash	Securities	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$13,928	$129,746	$ ─	$	─	$143,674
Other (1)	19,992	5,868	─		─	25,860
CFVs	23,584	─	137,773		44,551	205,908
Total	$57,504	$135,614	$137,773		$44,551	$375,442

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings and various guarantees.

Note 9—Commitments and Contingencies

Operating Leases

During the fourth quarter of 2017, IHS entered into a new operating lease.  As of December 31, 2017, the Company had four non-cancelable operating leases that expire between 2018 and 2024.  These leases require the Company to pay property taxes, maintenance and other costs.  The Company recognized rental expense of $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the future minimum rental commitments for the Company’s operating leases at December  31, 2017:

(in thousands)
2018	$319
2019	339
2020	326
2021	340
2022	361
Thereafter	210
Total minimum future rental commitments	$1,895

Litigation and Other Matters

In the ordinary course of business, the Company and its subsidiaries are named as defendants in various litigation matters or may have other claims made against it.  Such legal proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At December 31, 2017, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note  10—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Net income from continuing operations	$18,970	$40,820	$18,399
Net income from discontinued operations	432	1,532	327
Net income to common shareholders	$19,402	$42,352	$18,726

Basic weighted-average shares (1)	5,858	6,254	6,881
Common stock equivalents (2), (3), (4), (5)	─	374	─
Diluted weighted-average shares	5,858	6,628	6,881

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At December 31, 2017, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 382,790.  For the year ended December 31, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

(3)

At December 31, 2016, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 372,194.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 2,044 for the year ended December 31, 2016.

(4)

At December 31, 2015,  410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 339,689.  In addition, 9,468 unvested employee deferred shares had a potential dilutive weighted-average share impact of 12,348 for the year ended December 31, 2015.  For 2015, the adjustment for the awards used in the earnings dilution calculation resulted in an increase to earnings per share making the option awards anti-dilutive for the period.  As a result, there was no adjustment to our weighted average shares outstanding for the period with respect to the outstanding share awards.

(5)

For the year ended December 31, 2017, all options were vested and in-the-money as of January 1, 2017 and thus none were excluded from the calculations of diluted earnings per share.  For the years ended December 31, 2016 and 2015, the weighted-average number of options excluded from the calculations of diluted earnings per share was 1,663 and 24,211, respectively, either because of their anti-dilutive effect (i.e. options that were not in the money) or because the option had contingent vesting requirements.

Common Shares

On  December 1, 2016, the Board authorized a 2017 share repurchase program (“2017 Plan”) for up to 580,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  During 2017, the Company purchased 400,056 shares at an average price of $24.01.  On March 13, 2018, the Board authorized a 2018 share repurchase plan for the repurchase of up to 125,000 shares.  The maximum price at which management is currently authorized to purchase shares is $30.00 per share.

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

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing it to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

Noncontrolling Interests

The  following table provides information about the noncontrolling interests in CFVs and IHS PM:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Guaranteed Funds	$83,909	$128,734
Consolidated Property Partnerships	5,620	6,220
IHS PM	─	45
Total	$89,529	$134,999

Guaranteed Funds

At December 31, 2017 and 2016, noncontrolling interest holders were comprised of limited and general partners in the 11 Guaranteed Funds that are consolidated for reporting purposes.

Consolidated Property Partnerships

At December  31,  2017 and 2016, noncontrolling interest holders were comprised of limited and general partners of these partnerships.  See Note 14, “Consolidated Funds and Ventures,” for more information.

IHS  PM

At December 31, 2016, the Company owned 60%  of IHS PM and the third party property manager owned the remaining 40%.  During the third quarter of 2017, the Company purchased the remaining 40% interest in IHS PM from a third party for $0.7 million.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the year ended December 31, 2017:

	Investment	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Unrealized net gains (losses)	4,216	(126)	4,090
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of unrealized gains to operations due to impairment	(135)	─	(135)
Net change in AOCI	3,461	(126)	3,335
Balance, December 31, 2017	$44,459	$(3,306)	$41,153

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the year ended December 31, 2016:

	Investment	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2016	$64,322	$(3,113)	$61,209
Unrealized net gains (losses)	14,553	(67)	14,486
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(12,017)	─	(12,017)
Reclassification of unrealized bond gains into the Consolidated Statement of Operations due to consolidation or real estate foreclosure	(25,860)	─	(25,860)
Net change in AOCI	(23,324)	(67)	(23,391)
Balance, December 31, 2016	$40,998	$(3,180)	$37,818

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the year ended December 31, 2015:

	Investment	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2015	$50,761	$(632)	$50,129
Unrealized net gains (losses)	18,374	(2,481)	15,893
Reclassification of unrealized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(4,992)	─	(4,992)
Reclassification of unrealized losses to operations due to impairment	179	─	179
Net change in AOCI	13,561	(2,481)	11,080
Balance, December 31, 2015	$64,322	$(3,113)	$61,209

Note  11—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Employees’ Stock-Based Compensation Plans	$2,175	$1,903	$2,152
Non-employee Directors’ Stock-Based Compensation Plans	505	325	295
Total	$2,680	$2,228	$2,447

Employees’ Stock-Based Compensation Plans

At December 31, 2017,  there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares; all remaining share awards must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options were vested as of December  31, 2017.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2016	416	$3.52	5.3	$5,283	$5,282
Forfeited/Expired in 2016	(6)	132.50
Outstanding at December 31, 2016	410	1.56	4.4	7,149	7,166
Forfeited/Expired in 2017	─
Outstanding at December 31, 2017	410	1.56	3.4	9,322	9,342

Number of options that were exercisable at:
December 31, 2016	410	1.56	4.4
December 31, 2017	410	1.56	3.4

(1)	Intrinsic value is based on outstanding options.
(2)

Only options that were amortized based on a vesting schedule have a liability balance.  These options were 410,000;  410,000; and 416,211; at December  31, 2017, December 31, 2016 and January 1, 2016, respectively.

The value of employee options increased by $2.2 million during the year ended December  31, 2017, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense.

Employee Deferred Shares

All of the Company’s employee deferred shares were vested and issued.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 405,758 were available to be issued at December  31, 2017.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On August 3, 2017, the Board adopted an amendment to the Non-employee Directors’ Stock-based Compensation Plans providing for directors to be paid $120,000 per year for their services with 50% payable in cash and 50% payable in share based grants.  In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December 31, 2017, 2016, and 2015.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
December 31, 2017	$252,500	─	10,419	$24.23	─	$505,000
December 31, 2016	162,500	─	9,387	17.31	─	325,000
December 31, 2015	147,500	4,779	7,670	11.85	─	295,000

Note 12—Income Taxes

Provision for Income Taxes

The Company is a limited liability company that has elected to be taxed as a corporation for income tax purposes.  All of our business activities, with the exception of our foreign investments and managing member interests in two remaining LIHTC Funds, are conducted by entities included in our consolidated corporate federal income tax return.

The following table summarizes the components of our provision for income taxes for the years ended December 31, 2017, 2016 and 2015:

	For the year ended
	December 31,
(in thousands)	2017		2016		2015
Federal income tax benefit:
Current	$	─	$	─	$	─
Deferred		─		─		─
State income tax expense:
Current		337		(379)		(263)
Deferred		─		─		─
Foreign income tax benefit (expense):
Current		278		(300)		─
Deferred		─		─		─
Provision for income taxes		$615		$(679)		$(263)

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2017, 2016 and 2015:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Loss from continuing operations before income taxes	$(26,984)	$(5,112)	$(36,321)

Income tax benefit at federal statutory rate (35%)	9,444	1,789	12,712
Permanent differences:
Impact on taxes from entities not subject to tax	(16,519)	(17,518)	(22,214)
State income taxes, net of federal tax effect	(42)	487	(2,065)
Impact from other comprehensive income	─	9,052	309
State net operating loss adjustment	(2,354)	6,620	1,490
Impact from changes in tax law	(54,581)	─	─
Other	1,011	19	1,022
Net decrease (increase) in the valuation allowance	63,656	(1,128)	8,483
Provision for income taxes	$615	$(679)	$(263)

DTAs and DTLs

We recognize DTAs and DTLs for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases.

We evaluate our DTAs for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.

At December 31, 2017, we continued to conclude that the negative evidence in favor of non-recoverability of our DTAs outweighed the positive evidence and that it is not more likely than not that our DTAs will be realized.  Our framework for assessing the recoverability of DTAs requires us to weigh all available evidence, including, but not limited to:

•	the sustainability of recent profitability required to realize the DTAs

•	the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

The following table summarizes the carrying value of our DTAs, net of valuation allowance at December 31, 2017 and 2016:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$121,574	$179,404
Guaranteed fees	2,829	4,984
Asset management fees	5,470	7,719
Cancellation of subordinated debt	3,581	5,394
Other	6,533	6,293
Total deferred tax assets	139,987	203,794
Less: valuation allowance	(139,987)	(203,794)
Total deferred tax assets, net	$ ─	$ ─

The following table summarizes the change in the valuation allowance for the years ended December 31, 2017 and 2016:

	For the year ended
	December 31,
(in thousands)	2017	2016
Balance, January 1	$203,794	$203,202
Net reductions due to discontinued operations	(151)	(536)
Net reductions due to continuing operations	(63,656)	1,128
Balance, December 31	$139,987	$203,794

At December 31, 2017 and 2016, the Company determined that it was not more likely than not that its deferred tax assets would be fully realized and, therefore, the Company recorded a deferred tax asset valuation allowance of $140.0 million and $203.8 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

For the tax year ending December 31, 2017 and 2016, the Company had income taxes payable (net of current taxes receivable) of $0.1 million and $0.3 million, respectively, reported through “Accounts payable and accrued expenses.”

At December 31, 2017 and 2016, the Company had pre-tax federal NOLs of $378.9 million and $400.9 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2027.

On December 22, 2017, Public Law No. 115-97 (the “Tax Act”) was signed into law.  The Tax Act introduced significant changes to the Internal Revenue Code.

The Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%.  In addition, any federal NOL arising in taxable years beginning after December 31, 2017 will be carried forward indefinitely pursuant to the Tax Act, though those losses will also be limited to 80% of taxable income in the year they are utilized.  There is no change to the carryforward limitations on federal NOL generated in periods ending prior to January 1, 2018 which represents the entirety of our NOL carryforward.

Pursuant to the change in corporate tax rate from 35% to 21% for years during which the deferred tax assets will be realized, the Company reduced its deferred tax assets and related valuation allowance by approximately $54 million at December 31, 2017.  Due to the full valuation allowance, this did not impact our overall deferred tax asset position.  In accordance with SEC Staff Accounting Bulletin No. 118, the Company believes it has completed its accounting for the income tax effects of the Tax Act, including reasonable estimates where appropriate.  We continue to examine the impact the Tax Act may have on our business.  The overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

Significant judgment is required in determining and evaluating income tax positions.  The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities.  At December 31, 2017, 2016 and 2015, the Company had a liability for uncertain tax positions of $0 million, $0.8 million and $0.8 million, respectively, including potential interest and penalties of $0 million, $0.4 million and $0.4 million, respectively, should the Company’s tax position not be sustained by the applicable reviewing authority.  This liability is reported in “Other liabilities” in the consolidated balance sheets.  The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforwards and would be subject to the Company’s full valuation allowance; therefore, a liability is not recorded for these uncertain tax positions.  A reconciliation of the beginning and ending amount for uncertain tax positions, including amounts that only affect timing, is as follows:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Balance, January 1	$2,550	$1,984	$1,466
Net (decreases) increases for tax positions of prior years	(841)	42	42
Net increases due to tax positions that only affect timing	154	524	476
Balance, December 31	$1,863	$2,550	$1,984

The impact of the uncertain tax positions that only affect timing on the carrying amount of the NOL carryforwards in 2018 will decrease by approximately $0.6 million as a result of the decrease in the federal tax rate under the new tax law.

Note  13—Discontinued Operations

The table below provides information about income and expenses related to the Company’s discontinued operations.  The discontinued operations activity reported during the years ended December 31, 2017, 2016 and 2015 relates to operations that were disposed of prior to the Company’s adoption of Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) ─ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Other income	$197	$333	$333
Other expense	(16)	(3)	(6)
Net income before disposal activity	181	330	327
Disposal:
Net gains on real estate and other investments	─	1,202	─
Net gains on sale of business	251	─
Net income from discontinued operations	$432	$1,532	$327
Loss from discontinued operations allocable to noncontrolling interests	─	─	─
Net income to common shareholders from discontinued operations	$432	$1,532	$327

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

Consolidated Property Partnerships

At December 31, 2017, the Company is the general partner in four LTPPs in which it holds equity interests ranging from 0.01% - 1.00%.  Because the Company was determined to be the primary beneficiary, the four entities have been consolidated by the Company for financial reporting purposes at December 31, 2017.  The investors in these consolidated entities have no recourse against the assets of the Company.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Cash, cash equivalents and restricted cash	$24,562	$23,584
Investment in debt securities (1)	5,450	─
Investments in LTPPs	99,142	137,773
Real estate held for use, net	23,944	36,942
Real estate held for sale, net	─	145
Other assets	5,371	7,464
Total assets of CFVs	$158,469	$205,908

(1)	Includes U.S. Treasury notes that secure one of the Company’s bond investments.

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The Guaranteed Funds’ limited partner investments in LTPPs are accounted for using the equity method of accounting.  The following table summarizes the total amount of assets, debt and other liabilities of LTPPs:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Total assets of the LTPPs (1)	$1,085,998	$1,124,274
Total debt of the LTPPs	771,027	780,180
Total other liabilities of the LTPPs	165,500	157,155

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the gross revenue, operating expenses and net loss of LTPPs related to CFVs:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Gross revenue	$150,711	$146,041	$149,478
Operating expenses	88,118	84,743	87,302
Net loss and net loss attributable to entity	(23,387)	(24,687)	(33,063)

The Company’s exposure to loss related to the Guaranteed Funds and the underlying LTPPs has two elements:  (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that are dependent upon repayment by certain LTPPs within the Guaranteed Funds.

Although the Company does not anticipate having to perform under its guarantees, the Company’s maximum exposure to loss associated with our guarantees was $237.9 million and $388.4 million at December 31, 2017 and 2016, respectively; while the Company’s maximum exposure to loss related to its investments in bonds was $89.1 million and $87.6 million at December 31, 2017 and 2016, respectively.

Real estate held for use, net

The following provides information about the assets of the consolidated property partnerships that were classified as held for use as of the specified reporting dates:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Building, furniture and fixtures	$23,058	$33,281
Accumulated depreciation	(2,250)	(1,085)
Land	3,136	4,746
Total	$23,944	$36,942

Depreciation expense was $1.5 million, $1.0 million and $0.1 million for the years ended December  31, 2017, 2016 and 2015, respectively.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the years ended December 31, 2017, 2016 and 2015.

Real estate held for sale, net

The following provides information about the assets of the consolidated property partnership that was classified as held for sale as of the specified reporting dates:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Cash	$ ─	$145
Building, furniture and fixtures	─	─
Accumulated depreciation	─	─
Land	─	─
Other assets	─	─
Total	$ ─	$145

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2017	2016
Debt (1), (2)	$12,855	$13,029
Unfunded equity commitments to unconsolidated LTPPs	8,003	8,103
Asset management fee payable	31,840	28,373
Other liabilities	4,490	4,209
Total liabilities of CFVs	$57,188	$53,714

(1)	At December 31, 2017 and 2016, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.5% and 5.8%, respectively, and was due on demand.
(2)

At December 31, 2017 and 2016, $6.2 million and $6.3 million, respectively, of this debt was related to two consolidated property partnerships and had a UPB of $5.3 million and $5.4 million, respectively, and weighted-average effective interest rate of 4.0% with various maturity dates through March 11, 2029.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Revenue:
Interest and other income related to CFVs	$250	$87	$352

Expenses:
Interest expense	415	377	357
Professional fees	672	533	481
Asset management fee expense	5,698	4,800	4,212
Other expenses	1,836	2,338	2,743
Impairments	25,074	24,974	29,394
Total expenses related to CFVs	33,695	33,022	37,187

Gains on sales and operations of real estate, net related to CFVs:
Rental and other income	5,312	3,150	104
Gains on sales of real estate	6,061	147	854
Depreciation and amortization	(1,542)	(1,010)	(91)
Interest expense	(256)	(197)	(27)
Other operating expenses	(3,014)	(2,008)	(492)
Impairments	─	(598)	─
Gains on sales and operations of real estate, net related to CFVs	6,561	(516)	348

Equity in losses from LTPPs of CFVs	(14,547)	(16,525)	(21,688)
Net loss	(41,431)	(49,976)	(58,175)
Net losses allocable to noncontrolling interests in CFVs (1)	45,391	46,686	55,014
Net gain (loss) allocable to the common shareholders related to CFVs	$3,960	$(3,290)	$(3,161)

(1)

Excludes $52, $75 and $31 of net gain allocable to the noncontrolling interest holder in IHS PM for the years ended December 31, 2017,  2016 and 2015, respectively.  These amounts are excluded from this presentation because IHS PM and its related activity are not included within CFV income statement activity above.

The details of Net gain (loss) allocable to the common shareholders related to CFVs:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Guarantee fees	$1,152	$1,238	1,324
Interest income	1,386	502	─
Equity in losses from LTPPs	(4,320)	(4,776)	(5,338)
Equity in income from Consolidated Property Partnerships	43	344	─
Other expenses	─	(598)	─
Net gain on real estate	5,699	─	─
Net gain due to consolidation of CFVs	─	─	853
Net gain (loss) allocable to the common shareholders related to CFVs	$3,960	$(3,290)	$(3,161)

Note  15—Segment Information

At December 31, 2017, the Company operated through three reportable segments: U.S. Operations, International Operations and Corporate Operations.  The segment results include fees received from CFVs as well as net losses or net income allocated to equity investments in certain CFVs.  We have revised the presentation for the years ended December 31, 2016 and 2015, which had no impact on net income to common shareholders.

	For the year ended December 31, 2017

	U.S.	International		MMA
(in thousands)	Operations	Operations	Corporate	Consolidated
Total interest income	$10,047	$208	$86	$10,341
Total interest expense	(1,836)	─	─	(1,836)
Net interest income	8,211	208	86	8,505

Total fee and other income	13,874	12,613	2	26,489
Total non-interest revenue	13,874	12,613	2	26,489
Total revenues, net of interest expense	22,085	12,821	88	34,994
Operating and other expenses:
Interest expense	(773)	(340)	(3,780)	(4,893)
Operating expenses	(11,151)	(11,481)	(9,120)	(31,752)
Other expenses, net	(34,693)	(600)	(127)	(35,420)
Total operating and other expenses	(46,617)	(12,421)	(13,027)	(72,065)
Gains on sales and operations of real estate, net	6,237	─	─	6,237
Equity in income from unconsolidated funds and ventures	(854)	327	─	(527)
Net (losses) gains on assets, derivatives and extinguishment of liabilities	(210)	(250)	4,837	4,377
(Loss) income from continuing operations before income taxes	(19,359)	477	(8,102)	(26,984)
Income tax benefit	─	278	337	615
Income from discontinued operations, net of tax	432	─	─	432
Net (loss) income	(18,927)	755	(7,765)	(25,937)
Loss (income) allocable to
noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	45,391	(52)	─	45,339
Net income (loss) allocable to common shareholders	$26,464	$703	$(7,765)	$19,402

	For the year ended December 31, 2016

	U.S.	International		MMA
(in thousands)	Operations	Operations	Corporate	Consolidated
Total interest income	$14,793	$132	$104	$15,029
Total interest expense	(1,870)	─	(294)	(2,164)
Net interest income	12,923	132	(190)	12,865

Total fee and other income	5,102	6,770	3	11,875
Total non-interest revenue	5,102	6,770	3	11,875
Total revenues, net of interest expense	18,025	6,902	(187)	24,740
Operating and other expenses:
Interest expense	(502)	(2)	(4,309)	(4,813)
Operating expenses	(10,269)	(8,993)	(6,512)	(25,774)
Other expenses	(34,374)	836	(113)	(33,651)
Total operating and other expenses	(45,145)	(8,159)	(10,934)	(64,238)
Gains on sales and operations of real estate, net	1,504	─	─	1,504
Equity in loss from unconsolidated funds and ventures	(7,158)	(495)	─	(7,653)
Net gains (losses) on assets, derivatives and extinguishment of liabilities	14,688	1	(14)	14,675
Net gains transferred into net income from AOCI due to real estate foreclosure	25,860	─	─	25,860
Income (loss) from continuing operations before income taxes	7,774	(1,751)	(11,135)	(5,112)
Income tax expense	─	(300)	(379)	(679)
Income from discontinued operations, net of tax	1,532	─	─	1,532
Net income (loss)	9,306	(2,051)	(11,514)	(4,259)
Loss allocable to noncontrolling interests:
Net losses (income) allocable to
noncontrolling interests in CFVs:
Related to continuing operations	46,686	(75)	─	46,611
Net income (loss) allocable to common shareholders	$55,992	$(2,126)	$(11,514)	$42,352

	For the year ended December 31, 2015

	U.S.	International		MMA
(in thousands)	Operations	Operations	Corporate	Consolidated
Total interest income	$16,113	$68	$82	$16,263
Total interest expense	(1,820)	─	(518)	(2,338)
Net interest income	14,293	68	(436)	13,925

Total fee and other income	7,593	5,679	488	13,760
Total non-interest revenue	7,593	5,679	488	13,760
Total revenues, net of interest expense	21,886	5,747	52	27,685
Operating and other expenses:
Interest expense	(1,515)	(96)	(6,039)	(7,650)
Operating expenses	(8,438)	(8,974)	(5,992)	(23,404)
Other expenses	(38,332)	(4,655)	(1,146)	(44,133)
Total operating and other expenses	(48,285)	(13,725)	(13,177)	(75,187)
Gains on sales and operations of real estate, net estate, net	11,928	─	─	11,928
Equity in loss from unconsolidated funds and ventures	(20,786)	(37)	─	(20,823)
Net gains on assets, derivatives and extinguishment of liabilities	15,901	4,175	─	20,076
Loss from continuing operations before income taxes	(19,356)	(3,840)	(13,125)	(36,321)
Income tax expense	(29)	─	(234)	(263)
Income from discontinued operations, net of tax	327	─	─	327
Net loss	(19,058)	(3,840)	(13,359)	(36,257)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling
interests in CFVs:
Related to continuing operations	55,014	(31)	─	54,983
Net income (loss) allocable to common shareholders	$35,956	$(3,871)	$(13,359)	$18,726

The following table provides information about total assets by segment:

	December 31,	December 31,
(in thousands)	2017	2016
ASSETS
U.S. Operations (includes $158,469 and $205,908 related to CFVs)	$462,547	$517,286
Corporate Operations	39,555	48,459
International Operations	29,784	8,454
Total MMA consolidated assets	$531,886	$574,199

Note  16—Selected Quarterly Financial Information (Unaudited)

The Company’s consolidated statements of operations for the quarterly periods in 2017 and 2016 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	Unaudited
	For the 2017 Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Interest income
Interest on bonds	$2,520	$2,376	$2,212	$2,128
Interest on loans and short-term investments (includes $3, $2, $3 and $3 related to CFVs)	417	300	205	183
Total interest income	2,937	2,676	2,417	2,311

Interest expense
Bond related debt	411	444	471	510
Non-bond related debt	─	─	─	─
Total interest expense	411	444	471	510
Net interest income	2,526	2,232	1,946	1,801

Non-interest revenue
Asset management fees and reimbursements (includes $25 at June 30, 2017 related to CFVs)	4,519	6,776	7,750	5,638
Other income (includes $214 at June 30, 2017 related to CFVs)	311	456	805	234
Total non-interest revenue	4,830	7,232	8,555	5,872
Total revenues, net of interest expense	7,356	9,464	10,501	7,673

Operating and other expenses
Interest expense (includes $93, $93, $121 and $108 related to CFVs)	1,319	1,314	1,104	1,156
Salaries and benefits	5,870	3,421	6,252	3,820
General and administrative	592	777	691	967
Professional fees (includes $37, $65, $487 and $83 related to CFVs)	1,846	1,231	2,899	3,386
Impairment (includes $4,605, $6,795, $9,671 and $4,003 related to CFVs)	4,605	6,795	10,551	4,068
Asset management fee expense (includes $1,095, $1,095, $1,016 and $2,492 related to CFVs)	1,127	1,102	1,053	2,511
Other expenses (includes $461, $460, $458 and $457 related to CFVs)	287	751	1,401	1,169
Total operating and other expenses	15,646	15,391	23,951	17,077

Gains on sales and operations of real estate, net (includes $45, $135, $201 and $6,180 related to CFVs)	45	135	201	5,856
Equity in (losses) gains from unconsolidated funds and ventures (includes ($3,383), ($3,879), ($1,863) and ($5,422) related to CFVs	(1,340)	(1,020)	4,702	(2,869)
Net gains on bonds	─	─	620	─
Net (losses) gains on loans	(5,335)	─	805	─
Net gains on real estate and other investments	─	174	1,526	39
Net gains (losses) on derivatives and other assets	2,039	(968)	1,430	(791)
Net gains on extinguishment of liabilities	─	3,829	1,009	─
Net loss from continuing operations before income taxes	(12,881)	(3,777)	(3,157)	(7,169)
Income tax benefit (expense)	258	(424)	(384)	1,165
Net income from discontinued operations, net of tax	42	95	280	15
Net loss	(12,581)	(4,106)	(3,261)	(5,989)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	9,137	11,523	13,182	11,497
Net (loss) income allocable to common shareholders	$(3,444)	$7,417	$9,921	$5,508

	Unaudited
	For the 2017 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.59)	$1.24	$1.65	$0.94
Income from discontinued operations	0.01	0.02	0.04	─
(Loss) income per common share	$(0.58)	$1.26	$1.69	$0.94

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.59)	$1.14	$1.65	$0.84
Income from discontinued operations	0.01	0.02	0.04	─
(Loss) income per common share	$(0.58)	$1.16	$1.69	$0.84

Weighted-average common shares outstanding:
Basic	5,937	5,893	5,871	5,838
Diluted	5,937	6,275	5,871	6,223

	Unaudited
	For the 2016 Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Interest income
Interest on bonds	$3,254	$2,705	$3,230	$2,305
Interest on loans and short-term investments (includes $14, $14, $6 and $6 related to CFVs)	451	900	1,201	983
Total interest income	3,705	3,605	4,431	3,288

Interest expense
Bond related debt	295	335	404	443
Non-bond related debt	254	217	181	35
Total interest expense	549	552	585	478
Net interest income	3,156	3,053	3,846	2,810

Non-interest revenue
Asset management fees and reimbursements (includes $47 at September 30, 2016 related to CFVs)	1,892	2,261	2,430	2,324
Other income	647	954	1,109	258
Total non-interest revenue	2,539	3,215	3,539	2,582
Total revenues, net of interest expense	5,695	6,268	7,385	5,392

Operating and other expenses
Interest expense (includes $90, $98, $95 and $94 related to CFVs)	1,132	1,173	1,216	1,292
Salaries and benefits	4,080	3,919	4,288	4,826
General and administrative	700	655	633	805
Professional fees (includes $62, $354, $42 and $75 related to CFVs)	1,497	1,359	1,494	1,518
Impairment (includes $6,125, $6,504, $7,265 and $5,080 related to CFVs)	6,125	6,504	7,265	5,080
Asset management fee expense (includes $1,016, $1,052, $1,052 and $1,680 related to CFVs)	1,065	1,112	1,103	1,719
Other expenses (includes $690, $547, $550 and $551 related to CFVs)	815	1,293	574	996
Total operating and other expenses	15,414	16,015	16,573	16,236

Gains (losses) on sales and operations of real estate, net (includes ($39), ($568), $0 and $91 related to CFVs)	87	(495)	1,662	250
Equity in losses from unconsolidated funds and ventures (includes ($5,227), ($4,716), ($4,944) and ($1,638) related to CFVs	(766)	(2,590)	(3,465)	(832)
Net gains (losses) on bonds	2,295	28	(69)	9,963
Net gains (losses) on loans	─	6	174	(2,595)
Net gains (losses) on real estate	116	─	─	(16)
Net gains on derivatives and other assets	682	1,418	737	1,953
Net losses on extinguishment of liabilities	─	─	(17)	─
Net gains transferred into net income from AOCI due to consolidation or real estate foreclosure	11,442	4,205	─	10,213
Net income (loss) from continuing operations before income taxes	4,137	(7,175)	(10,166)	8,092
Income tax expense	(72)	(34)	(43)	(530)
Net income from discontinued operations, net of tax	83	83	1,285	81
Net income (loss)	4,148	(7,126)	(8,924)	7,643
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs and IHS PM:
Related to continuing operations	12,457	12,256	13,099	8,799
Net income allocable to common shareholders	$16,605	$5,130	$4,175	$16,442

	Unaudited
	For the 2016 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Basic income per common share:
Income from continuing operations	$2.54	$0.80	$0.47	$2.71
Income from discontinued operations	0.01	0.01	0.21	0.01
Income per common share	$2.55	$0.81	$0.68	$2.72

Diluted income per common share:
Income from continuing operations	$2.51	$0.80	$0.44	$2.61
Income from discontinued operations	0.01	0.01	0.20	0.01
Income per common share	$2.52	$0.81	$0.64	$2.62

Weighted-average common shares outstanding:
Basic	6,523	6,289	6,174	6,034
Diluted	6,882	6,289	6,549	6,408

Note  17—Subsequent Events

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt Companies, Inc. (collectively, “Hunt”) in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  The Company also agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in two equal private placements.  In this regard, on March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  Hunt is obligated to purchase the remaining 125,000 shares for $4.3 million, or $34.00 per share, within six months of January 8, 2018.

With respect to the sale of business lines and assets, the Company sold to Hunt: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform; and (v) certain miscellaneous investments (collectively, the “Disposed Assets” and the foregoing sale transaction is hereinafter referred to as the “Disposition”).  The Disposition also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.

As consideration for the Disposition, Hunt agreed to pay the Company $57 million and to assume certain liabilities of the Company.   The Company provided seller financing through a $57 million note receivable from the Buyer that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.  Additionally, the Company may also receive additional purchase price consideration for the Disposition based on the performance of the transferred LIHTC businesses.

The Company’s option to purchase the LIHTC business of Morrison Grove Management, LLC (“MGM”) was converted to a purchase and sale agreement (the “MGM PSA”), pursuant to which the Company agreed to complete the purchase of MGM subject to certain conditions precedent.  In addition, the Company signed an agreement to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property (the “Woodside Agreement” and together with the MGM PSA, the “MGM Agreements”).  Hunt has the right to elect to take assignment of the MGM Agreements and acquire the MGM LIHTC business and property directly from MGM and its affiliates.

As a result of the Disposition, and assuming Hunt elects to, and does, close under the MGM Agreements, the Company’s assets and liabilities will consist primarily of its: (i) investments in bonds and other debt obligations that finance affordable housing and infrastructure in the U.S.; (ii) investments in partnerships, including our investments in renewable energy, U.S. real estate partnerships and our 11.85% ownership interest in SAWHF; (iii) the $57 million note receivable from the Buyer; (iv) derivative financial instruments that are used to hedge interest and foreign currency exchange risks of the Company; and (v) other assets and liabilities, including certain LIHTC assets, the Company’s subordinated debt and $378.9 million of NOLs that are subject to a full valuation allowance at December 31, 2017.

As part of the transaction, the Company engaged Hunt to externally manage the Company’s continuing operations (the agreement that governs this engagement is hereinafter referred to as the “Management Agreement” while the Hunt entity that will externally manage the Company is hereinafter referred to as the “External Manager”).  All employees of the Company were hired by the External Manager.  In consideration for the external management services, the Company agreed to pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  For the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter, with the percentage of GAAP common shareholders’ equity calculation beginning with the third quarter of 2018.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs.

The Company will recognize an estimated increase in GAAP common shareholders’ equity of approximately $32 million in connection with the settlement of the Disposition and estimates that it would recognize an additional $14 million increase in GAAP common shareholders’ equity should Hunt decide to take an assignment of the MGM Agreements and, subject to the terms of the MGM Agreements, consummate the acquisition of the MGM LIHTC business.  Additionally, the Company will recognize approximately a  $9 million increase in GAAP common shareholders’ equity on January 1, 2018 in connection with its adoption of ASC 610-20, the transitional impact of which was primarily attributable to contracts of the Company’s conveyed LIHTC business.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2014

3.3	Third Amended and Restated Bylaws	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on May 5, 2015

10.1*	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.2*	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.3*	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4*	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.5*	Municipal Mortgage & Equity L.L.C. 2010 Share Incentive Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.6*	Municipal Mortgage & Equity L.L.C. 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit No.	Description	Incorporation by Reference
10.7*	Municipal Mortgage & Equity LLC. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Company’s Annual Report on Form 10-K/A filed on April 1, 2013

10.8*	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

10.9	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.10	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.11	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.12*	Employment Agreement by and between the Company and Dave Bjarnason dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 16, 2015

10.13*	Employment Agreement by and between the Company and Michael L. Falcone dated as of November 19, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015

10.14*	Employment Agreement by and between the Company and Gary A. Mentesana dated as of July 10, 2015	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2015

10.15	Purchase Agreement by and between subsidiaries of the Company and General Electric Capital Corporation dated November 30, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.16	Limited Liability Company Operating Agreement for MMA Capital TC Fund I, LLC by and between Munimae TEI Holdings, LLC and Bank of America, N.A. effective December 31, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.17	Amended and Restated Limited Liability Company Operating Agreement of Renewable Energy Lending, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2016

Exhibit No.	Description	Incorporation by Reference
10.18*	Purchase Agreement by and between the Company and Michael L. Falcone dated as of February 16, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

10.19*	Purchase Agreement by and between the Company and Gary A. Mentesana dated as of February 18, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

10.20*	Employee Share Purchase Agreement by and between the Company and Michael L. Falcone dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.21*	Employee Share Purchase Agreement by and between the Company and Gary A. Mentesana dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.22*	Employee Share Purchase Agreement by and between the Company and David C. Bjarnason dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.23	Master Transaction Agreement by and between the Company and Hunt Companies, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.24	Management Agreement by and between the Company and Hunt Investment Management, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.25	Purchase and Sale Agreement by and among the Company and the MGM Principals	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.26	Woodside Transfer Agreement by and between the Company and MG Woodside, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.27	First Amendment to the Renewable Energy Lending, LLC Operating Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.28*	First Amendment to the Employment Agreement of Michael L. Falcone	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

Exhibit No.	Description	Incorporation by Reference
10.29*	First Amendment to the Employment Agreement of David C. Bjarnason	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.30*	First Amendment to the Employment Agreement of Gary A. Mentesana	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.31*	Agreement Regarding Share Acquisition and Retention of Michael L. Falcone	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.32*	Agreement Regarding Share Acquisition and Retention of David C. Bjarnason	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.33*	Agreement Regarding Share Acquisition and Retention of Gary A. Mentesana	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.34	Omnibus Consent and Amendment in Respect of Transaction Documents dated February 2, 2018

10.35	Assignment and Assumption Agreement dated February 2, 2018

21	List of Subsidiaries

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description	Incorporation by Reference
99.1	Financial Statements of Renewable Energy Lending, LLC as of and for the years ended December 31, 2017 and 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*  Indicates management contract or management or director compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

7

MMA CAPITAL MANAGEMENT, LLC

Dated:	March 16, 2018	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 16, 2018
Name:	Michael L. Falcone
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ David C. Bjarnason	March 16, 2018
Name:	David C. Bjarnason
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Francis X. Gallagher	March 16, 2018
Name:	Francis X. Gallagher
Title:	Chairman of the Board of Directors

By:	/s/ Steven S. Bloom	March 16, 2018
Name:	Steven S. Bloom
Title:	Director

By:	/s/ J.P. Grant	March 16, 2018
Name:	J.P. Grant
Title:	Director

By:	/s/ Frederick W. Puddester	March 16, 2018
Name:	Frederick W. Puddester
Title:	Director

By:	/s/ Lisa Kay	March 16, 2018
Title:	Lisa Kay
Title:	Director

S-1