Form 10-Q
period 2018-03-31
MMA CAPITAL MANAGEMENT, LLC
filed 2018-05-10
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 5,701,423 shares of common shares outstanding at May 3, 2018.

MMA Capital Management, LLC
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		2

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	25

	(a) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017	25

	(b) Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017	26

	(c) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017	28

	(d) Consolidated Statements of Equity for the three months ended March 31, 2018	29

	(e) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017	30

	(f) Notes to Consolidated Financial Statements	32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II – OTHER INFORMATION		64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

SIGNATURES		S-1

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Report”) should be read in conjunction with our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made.  This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  For a discussion of certain of those risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part I, Item 1A, Risk Factors of our 2017 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of the 2017 Annual Report in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

___________________________________________________________________________________________________________

	As of and for the quarterly period ended
(in thousands, except per common share data)	1Q18	4Q17	3Q17	2Q17	1Q17
Selected income statement data
Net interest income	$2,895	$1,666	$1,817	$2,131	$2,420
Non-interest revenue	220	224	794	451	297
Total revenues, net of interest expense	3,115	1,890	2,611	2,582	2,717

Operating and other expenses	9,279	13,355	20,737	12,610	13,320
Net gains (losses) from bonds and other continuing operations	3,136	(3,181)	9,595	2,002	(4,584)
Net loss from continuing operations before income taxes	(3,028)	(14,646)	(8,531)	(8,026)	(15,187)

Income tax benefit (expense)	790	1,977	(384)	(1,580)	1,413
Net income from discontinued operations, net of tax	20,578	6,680	5,655	5,500	1,193
Loss allocable to noncontrolling interests from continuing operations	─	11,346	12,716	11,056	8,554
Loss allocable to noncontrolling interests from discontinued operations	─	151	465	466	583
Net income (loss) allocable to common shareholders	$18,340	$5,508	$9,921	$7,416	$(3,444)
Earnings per share data
Net income allocable to common shareholders: Basic	$3.25	$0.94	$1.69	$1.26	$(0.58)
Diluted	3.25	0.89	1.69	1.16	(0.58)

Average shares: Basic	5,650	5,838	5,871	5,893	5,937
Diluted	5,650	6,223	5,871	6,275	5,937
Market and per common share data
Market capitalization	$153,699	$134,274	$143,952	$132,428	$135,725
Common shares at period-end	5,746	5,618	5,836	5,881	5,921
Share price during period:
High	30.58	26.60	25.05	24.00	23.50
Low	23.85	23.70	18.00	22.00	19.00
Closing price at period-end	27.20	24.30	25.05	22.85	23.25
Book value per common share: Basic	31.05	24.49	23.26	21.69	20.32
Diluted	30.82	24.48	23.26	21.69	20.32
Selected balance sheet data (period end)
Cash and cash equivalents	$33,444	$35,693	$29,356	$33,505	$28,264
Investments in debt securities (without consolidated funds and ventures ("CFVs")	157,824	143,604	142,951	151,662	152,385
All other assets (without CFVs)	222,098	163,557	160,820	135,750	148,534
Assets of discontinued operations	─	61,220	65,862	66,763	69,729
Assets of CFVs	─	127,812	136,507	148,359	158,798
Total assets	$413,366	$531,886	$535,496	$536,039	$557,710

Debt (without CFVs)	$205,099	$209,427	$209,233	$209,130	$224,082
All other liabilities (without CFVs)	29,854	27,580	25,562	21,894	21,757
Liabilities of discontinued operations	─	17,212	15,603	15,701	18,868
Liabilities of CFVs	─	50,565	48,320	47,458	46,842
Noncontrolling interests	─	89,529	101,052	114,309	125,862
Total liabilities and noncontrolling interests	234,953	394,313	399,770	408,492	437,411
Common shareholders' equity	$178,413	$137,573	$135,726	$127,547	$120,299
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$137,573	$135,726	$127,547	$120,299	$125,324
Net income allocable to common shareholders	18,340	5,508	9,921	7,417	(3,444)
Other comprehensive income (loss) allocable to common shareholders	9,160	2,154	61	768	352
Common share repurchases	─	(5,694)	(1,161)	(982)	(1,770)
Common shares issued	4,125	─	─	─	─
Cumulative change due to change in accounting principles	9,206	─	─	─	─
Other changes in common shareholders' equity	9	(121)	(642)	45	(163)
Common shareholders' equity - at end of period	$178,413	$137,573	$135,726	$127,547	$120,299
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

The Company primarily invests in debt associated with affordable housing and renewable energy.  We focus on investments with attractive risk-adjusted returns that generate positive environmental and social impacts.  Our investments, other assets and liabilities are organized into three portfolios:

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged to generate attractive risk adjusted returns;
•	Energy Capital – This portfolio consists primarily of investments that we have made through joint ventures with our institutional capital partners in loans that finance renewable energy projects; and
•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”).  In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to the Hunt Companies, Inc. (the Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”):

•	our Low Income Housing Tax Credit (“LIHTC”) business;
•	our international asset and investment management business;
•

the loan origination, servicing and management components of our Energy Capital business (including certain management, expense reimbursement and other contractual rights that were held by the Company with respect to this business line);

•	our bond servicing platform; and
•	certain miscellaneous investments.

The Company received a $57 million note from Hunt FS Holdings II, LLC, an affiliate of Hunt, as consideration for the sale of the aforementioned businesses and assets (this sale transaction is hereinafter referred to as the “Disposition”).

In conjunction with the Disposition, the Company’s option to purchase the LIHTC business of Morrison Grove Management, LLC (“MGM”) was also converted into a purchase and sale agreement pursuant to which the Company agreed to complete the purchase of MGM subject to certain conditions precedent.  In addition, the Company signed an agreement to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property and acquired a $9.0 million senior note from affiliates of MGM.  Hunt has the right to elect to take assignment of the purchase agreements related to MGM and, subject to the terms of such agreements, could acquire the MGM LIHTC business and property directly from MGM and its affiliates.  If this were to occur, Hunt would acquire the $9.0 million senior note from us.

Given these changes to our business model and effective the first quarter of 2018, we operate as a single reporting segment.  As a result, we no longer operate, or present the results of our operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.

Leveraged Bonds Portfolio

In our Leveraged Bonds portfolio, we primarily invest in bonds for our own account that finance affordable housing and infrastructure in the U.S.

The bonds we hold are fixed rate and unrated.  Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has a smaller portfolio of other real estate bonds.  This portfolio includes: (i) municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development, (ii) a subordinated investment in a collateralized mortgage-backed security that finances a mixed-use multifamily housing property and (iii) a tax-exempt bond that is fully secured by U.S. Treasury notes.

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

Table 1 provides key metrics related to all bonds in which we have an economic interest, including bonds in which we acquired an economic interest through TRS agreements (such bonds and TRS agreements are hereinafter referred to collectively as the “Bond Portfolio”).  See Notes to Consolidated Financial Statements – Note 6, “Debt,” and Note 7, “Derivative Instruments,” for more information about how TRS and interest rate risk management agreements are reported in the Company’s financial statements.

Table 1:  Bond Portfolio - Summary

	At March 31, 2018
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (5)		Coverage (6)		Bonds (7)	Properties (7)
Multifamily tax-exempt bonds
Performing	$168,604	$177,340	6.42%		6.42%		1.20	x	21	19
Non-performing (1)	9,890	8,005	6.45%		2.69%		0.88	x	1	1
Subordinated cash flow (2)	9,620	10,073	6.78%		1.54%		N/A		3	─
Total multifamily tax-exempt bonds	$188,114	$195,418	6.43%	(4)	6.22%	(4)	1.18	x	25	20

Infrastructure bonds	$26,825	$21,191	6.75%		6.75%		0.62	x	2	N/A

Other bonds	$14,845	$15,486	5.12%		5.12%		N/A		2	N/A
Total Bond Portfolio (3)	$229,784	$232,095	6.38%	(4)	6.21%	(4)	1.10	x	29	20

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments.  As a result, debt service coverage is not calculated for these investments.

(3)

Includes nine bonds with a combined UPB and fair value of $70.7 million and $74.3 million, respectively, that were financed with TRS agreements that had a combined notional amount of $72.1 million and that were accounted for as derivatives at March 31, 2018.  The Bond Portfolio also includes 10 bonds with a combined UPB and fair value of $96.2 million and $101.1 million, respectively, that were financed with TRS agreements that had a combined notional amount of $96.9 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(4)

Excludes the effects of subordinated cash flow bonds.  If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.39%, respectively, at March 31, 2018, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 5.98% and 6.01%, respectively, at March  31, 2018.

(5)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at March 31, 2018.
(6)

Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(7)	As of December 31, 2017, the Bond Portfolio was comprised of 29 bonds, which included 25 multifamily tax-exempt bonds that were collateralized by 20 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB decreased from 102.5% at December 31, 2017 to 101.0% at March 31, 2018, while the weighted-average debt service coverage ratio of the Bond Portfolio was 1.10x at December 31, 2017 and March 31, 2018.

Interest Rate  Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with this portfolio.  The net fair value of these financial instruments was $2.2 million at March 31, 2018.

Energy Capital Portfolio

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects.  These loans include late-stage development, construction and permanent loans.  We invest in these loans directly and through multiple ventures with a leading global private investment firm and an alternative asset manager (hereinafter, the “Solar Ventures”) to enable developers,  design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  The Solar Ventures include: Renewable Energy Lending, LLC (“REL”); Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”).  Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures.

In November 2016, the Company made an initial $75.0 million non-cash capital contribution into REL that was comprised of solar energy loan investments, including our membership interests in SCL and SPL, in exchange for a membership interest in REL.  As a result of this exchange, our interest in REL provides us with an indirect interest in SCL and SPL.  As stipulated in the governing documents of REL, our partner will make 100% of the incremental capital contributions to REL until it has funded 85% of the equity invested and will receive 100% of the capital distributions from REL until it has received a return of all of its contributed capital, thereby causing our ownership interest in REL to fluctuate.  At March 31, 2018, our investment in REL had a carrying value of $76.6 million, which represented a 57% ownership interest.

Upon the formation of SDL, the Company and its capital partner each agreed to contribute 50% of the initial and incremental capital contributions to the partnership.  However, during the third quarter of 2017, the partners agreed that the Company would fund 10% and our capital partner would fund the remaining 90% for a particular portfolio of loans, thereby causing our ownership interest in SDL to decrease in percentage terms.  At March  31, 2018, the Company’s investment in SDL had a carrying value of $9.6 million, representing a 10% ownership interest.

At March 31, 2018, the UPB of loans that were funded through the Solar Ventures was $205.5 million.  Loans outstanding at March 31, 2018, had a weighted-average remaining maturity and coupon of 10 months and 8.9%, respectively.

Other Assets and Liabilities Portfolio

In our Other Assets and Liabilities portfolio, we manage the Company’s cash, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company.  An overview of the primary assets and liabilities within this portfolio follows.

Cash

As of March 31, 2018, we had $33.4 million of unrestricted cash and $15.9 million of restricted cash.

Hunt Note

As consideration for the Disposition, Hunt agreed to pay the Company $57 million and to assume certain liabilities of the Company.  The Company provided seller financing to Hunt through a $57 million note receivable from Hunt that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.

Real Estate-Related Investments

When the Company conveyed its international asset and investment management business to Hunt, it retained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”), along with related financing for that investment and a foreign currency hedge agreement for risk management purposes.  SAWHF is a multi-investor fund managed by IHS that began operations in April 2008, and is currently in the process of exiting its investments by its amended maturity date of April 2019.  The carrying value of the Company’s investment in SAWHF was $13.6 million at March 31, 2018.

At March 31, 2018, we owned one direct investment in real estate consisting of a land parcel.  This investment had a carrying value of $3.5 million as of March 31, 2018.

At March 31, 2018, we were an equity partner in five real estate-related investments consisting of (i) a 68.4% ownership interest in a mixed-use town center development whose incremental tax revenues secure our infrastructure bond investments and (ii) four limited partner (“LP”) interests in partnerships that owned affordable housing and in which the ownership percentage associated with these investments ranged from 74.25% to 98.99%.  The carrying value of these five investments was $22.7 million at March 31, 2018.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized.  As of December 31, 2017, the carrying value of our DTAs was $140 million, although these assets were fully reserved because management determined that, as of such reporting date, it was not more likely than not that the Company would realize its DTAs.  The Company’s DTAs remain fully reserved as of March 31, 2018.

Debt Obligations

This portfolio includes the Company’s subordinated debt, notes payable and other debt.  The carrying value and weighted-average yield of these debt obligations at March 31, 2018 is provided below in Table 20.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with debt obligations in this portfolio.  The net fair value of these financial instruments was $4.2 million at March 31, 2018.

Interests in MGM

As consideration for the sale of our LIHTC business to MGM in 2014, the Company received an option to acquire the LIHTC business of MGM, which primarily manages LIHTC investments on behalf of third party investors and for its own account.   As noted above, this purchase option was converted on January 8, 2018, into a purchase and sale agreement that requires the Company to complete the purchase of MGM subject to certain conditions precedent.  On January 8, 2018, the Company also (i) executed agreements to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property and (ii) purchased a $9.0 million senior loan from an MGM affiliate.  This senior loan, which is secured by assets of MGM, bears interest at 11% payable quarterly.  The unpaid principal balance of this loan, which was $9.0 million as of March 31, 2018, is payable in full in June 2020.  Hunt has the right to elect to take assignment of these agreements and settle directly with MGM, including purchase of the $9.0 million senior loan from the Company.

Our External Manager

In conjunction with the Disposition, we entered into a management agreement with the External Manager (the “Management Agreement”) that took effect on January 8, 2018.  At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the management services to be provided by the External Manager, the Company will pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  However, for the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs.

SUMMARY OF FINANCIAL PERFORMANCE

___________________________________________________________________________________________________________

Net Worth

Common shareholders’ equity increased from $137.6 million at December 31, 2017 to $178.4 million at March 31, 2018.  This change was driven by $27.5 million in comprehensive income that was allocable to common shareholders and by $13.3 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased $6.34 per share in the first quarter of 2018 to $30.82 at March 31, 2018.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $27.5 million in the first quarter of 2018, which consisted of $18.3 million of net income that was allocable to common shareholders and $9.2 million of other comprehensive income that was allocable to common shareholders.  In comparison, we recognized $3.1 million of comprehensive loss that was allocable to common shareholders during the first quarter of 2017, which consisted of $3.4 million of net loss that was allocable to common shareholders and $0.3 million of other comprehensive income that was allocable to common shareholders.

Net income that we recognized in the first quarter of 2018 was primarily driven by the Disposition.  In this regard, $20.6 million of net income that we reported in the first quarter of 2018 was attributable to discontinued operations.  Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other comprehensive income that we reported in the first quarter of 2018 was also primarily attributable to the Disposition.  Refer to “Consolidated Balance Sheet Analysis” for more information about other comprehensive income.

Other Considerations

As further discussed in “Introduction – Overview” in Item 2 of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  By executing this strategic transaction, the Company no longer recognizes:

•	asset management fees and expense reimbursement revenues from international operations, LIHTC and renewable energy funds that we previously managed;
•	investment income associated with conveyed equity co-investments in previously-managed funds;
•	guarantee revenues or expenses associated with our LIHTC business line;
•	various legal and other professional fees that are incurred in the normal course to manage the previously managed investment funds;
•

employee salaries and benefits (other than stock compensation expense associated with unexercised options that were not conveyed and that is reported as a component of “Salaries and benefits” expense in our Consolidated Statements of Operations); and

•	other income and expense associated with conveyed interests and employees.

The Disposition also resulted in the deconsolidation from the Company’s Consolidated Balance Sheets on January 8, 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, the Company will no longer recognize in future reporting periods revenues, expenses, assets, liabilities and noncontrolling interests associated with such CFVs.

In place of the aforementioned revenues and expenses, and notwithstanding revenues and expenses associated with assets and liabilities of the Company that were excluded from the sale transaction, the Company recognizes interest income associated with its loan receivable from Hunt and will recognize various costs set forth in the Management Agreement, including base management fees, incentive management fees and reimbursements to the External Manager for certain allocable overhead costs.

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

Table 2 provides a balance sheet summary for the periods presented.  For presentation purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 2 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, CFVs were comprised of consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our GP interest in such funds from investor claims related to those guarantees.  However, the Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018, of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” and Note 15,  “Consolidated Funds and Ventures,” for more information about CFVs.

Table  2:  Balance Sheet Summary

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2018	2017	Change
Assets
Cash and cash equivalents	$33,444	$35,693	$(2,249)
Restricted cash (without CFVs)	15,870	21,271	(5,401)
Investments in debt securities (without CFVs)	157,824	143,604	14,220
Investments in partnerships (without CFVs)	122,432	128,820	(6,388)
Loans	66,299	736	65,563
Other assets (without CFVs)	17,497	12,730	4,767
Assets of discontinued operations	─	61,220	(61,220)
Assets of CFVs (1)	─	127,812	(127,812)
Total assets	$413,366	$531,886	$(118,520)

Liabilities and Noncontrolling Interests
Debt (without CFVs)	$205,099	$209,427	$(4,328)
Accounts payable and accrued expenses	4,137	6,098	(1,961)
Other liabilities (without CFVs) (1)	25,717	21,482	4,235
Liabilities of discontinued operations	─	17,212	(17,212)
Liabilities of CFVs	─	50,565	(50,565)
Noncontrolling interests related to CFVs	─	89,529	(89,529)
Total liabilities and noncontrolling interests	$234,953	$394,313	$(159,360)

Common Shareholders' Equity	$178,413	$137,573	$40,840

Common shares outstanding	5,746	5,618	128
Common shareholders' equity per common share	$31.05	$24.49	$6.56

Diluted common shareholders' equity (2)	$188,947	$146,915	$42,032
Diluted common shares outstanding	6,130	6,002	128
Diluted common shareholders' equity per common share	$30.82	$24.48	$6.34

(1)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 guaranteed LIHTC funds have been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company has consolidated such guaranteed LIHTC funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.5 million at December 31, 2017.  The 11 guaranteed LIHTC funds and related deferred revenue were deconsolidated as of March 31, 2018.

(2)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at March 31, 2018 and December 31, 2017, respectively.  In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was $10.5 million and $9.3 million at March 31, 2018 and December 31, 2017, respectively.

Common Shareholders’ Equity

Table 3  summarizes the changes in common shareholders’ equity for the periods presented.

Table 3:  Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Net income (loss) allocable to common shareholders	$18,340	$(3,444)	$21,784
Other comprehensive income allocable to common shareholders	9,160	352	8,808
Other changes in common shareholders' equity	13,340	(1,933)	15,273
Net change in common shareholders' equity	$40,840	$(5,025)	$45,865

Other Comprehensive Income Allocable to Common Shareholders

Table 4 summarizes other comprehensive income that was allocable to common shareholders for the periods presented.

Table 4:  Other Comprehensive Income Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Bond related activity:
Bond fair value adjustments	$(3,347)	$(311)	$(3,036)
Increase in accumulated other comprehensive income due to equity in losses from LTPPs	─	1,118	(1,118)
Reclassification of unrealized gains to operations due to impairment	(135)	─	(135)
Recognition of unrealized holding gains due to deconsolidation of consolidated LTPPs	9,415	─	9,415
Other comprehensive income related to bond activity	5,933	807	5,126
Income tax expense	(256)	(243)	(13)
Cumulative translation adjustment	3,483	(212)	3,695
Other comprehensive income allocable to common shareholders	$9,160	$352	$8,808

Other comprehensive income that was allocable to common shareholders for the three months ended March 31, 2018, increased compared to other comprehensive income for the three months ended March 31, 2017, primarily as a result of (i) the recognition of unrealized holding gains associated with bond investments that were no longer eliminated for reporting purposes in the first quarter of 2018 due to the derecognition of corresponding lower tier property partnerships and (ii) the reversal of a $3.4 million cumulative translation adjustment due to the sale of our international asset and investment management business in the first quarter of 2018.  These increases were partially offset by $3.3 million of unrealized holding losses associated with bond investments that we recognized in the first quarter of 2018.

Other Changes in Common Shareholders’ Equity

Table 5 summarizes other changes in common shareholders’ equity for the periods presented.

Table 5:  Other Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2018		2017	Change
Common share repurchases	$	─	$(1,770)	$1,770
Common shares issued		4,125	─	4,125
Net change due to change in accounting principles		9,206	─	9,206
Foreign exchange gains		─	─	─
Purchases of shares in a subsidiary (including price adjustments on prior purchases)		(73)	(207)	134
Director and employee share awards		82	44	38
Net change due to consolidation		─	─	─
Other changes in common shareholders' equity		$13,340	$(1,933)	$15,273

The amount of other changes in common shareholders’ equity for the three months ended March 31, 2018 increased compared to that reported for the three months ended March 31, 2017, primarily as a result of (i) a $9.2 million transition adjustment to retained earnings that we recognized in connection with the adoption of new accounting standards on January 1, 2018 (see “Adoption of New Accounting Standards” within Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies”) and (ii) the issuance of 125,000 common shares to Hunt in the first quarter of 2018.

CONSOLIDATED RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

This section provides a comparative discussion of our Consolidated Results of Operations for the three months ended March 31, 2018 and March 31, 2017 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

For presentation purposes, income (losses) that were attributable to noncontrolling interest holders of CFVs are excluded from our comparative discussion of our results of operations because (i) the Company has a minimal ownership interest in these consolidated entities and (ii) such income (losses) do not affect the measurement of diluted common shareholders’ equity per common share, which is a key metric that is used by management to evaluate the Company’s financial performance.

In this regard, the discussion and analysis of consolidated results of operations herein is focused on income (losses) that are allocable to common shareholders.  Additionally, income (loss) that was attributable to businesses or assets that were conveyed by the Company in the Disposition were reclassified for all reporting periods and are presented as discontinued operations.  See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures,” for more information about income (losses) that were attributable to noncontrolling interest holders of CFVs.

Net Income Allocable to Common Shareholders

Table 6 summarizes net income allocable to common shareholders for the periods presented.

Table 6:  Net Income Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Net interest income	$2,895	$2,417	$478
Fee and other income	220	297	(77)
Operating and other expenses:
Other interest expense	(1,036)	(1,188)	152
Operating expenses	(8,243)	(5,850)	(2,393)
Net gains (losses) on real estate sales and operations, derivatives and loans	2,309	(3,296)	5,605
Equity in income from unconsolidated funds and ventures	827	2,095	(1,268)
Net loss allocated to common shareholders related to CFVs	─	(1,108)	1,108
Net loss to common shareholders from continuing operations before income taxes	(3,028)	(6,633)	3,605
Income tax benefit	790	1,413	(623)
Net income to common shareholders from discontinued operations, net of tax	20,578	1,193	19,385
Net losses allocable to noncontrolling interests in CFVs related to discontinued operations	─	583	(583)
Net income (loss) allocable to common shareholders	$18,340	$(3,444)	$21,784

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 7  summarizes net interest income for the periods presented.

Table 7:  Net Interest Income

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Interest income:
Interest on bonds	$2,538	$2,497	$41
Interest on loans and short-term investments	968	331	637
Total interest income	3,506	2,828	678
Asset related interest expense:
Bond related debt	(611)	(411)	(200)
Notes payable and other debt, non-bond related	─	─	─
Total interest expense	(611)	(411)	(200)
Net interest income	$2,895	$2,417	$478

Net interest income for the three months ended March 31, 2018 increased compared to that reported for the three months ended March 31, 2017 primarily due to (i) interest income on a $57 million note receivable that we recognized in the first quarter of 2018 in connection with the Disposition and (ii) the recognition of interest income on a $9.0 million senior loan in the first quarter of 2018 that we acquired from an MGM affiliate.  These increases were partially offset by the reclassification of bond related debt that was reflected in Other interest expense in the first quarter of 2017.

Fee and Other Income

Fee and Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 8  summarizes fee and other income for the periods presented.

Table 8:  Fee and Other Income

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Asset management fees and reimbursements	$176	$191	$(15)
Other income	44	106	(62)
Fee and other income	$220	$297	$(77)

Fee and other income for the three months ended March 31, 2018 declined compared to that reported for the three months ended March 31, 2017 primarily due to the recognition in the first quarter of 2017 of non-recurring fees that we earned in connection with extending the maturity date of certain loan receivables.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 9 summarizes other interest expense for the periods presented.

Table 9:  Other Interest Expense

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Subordinated debt	$(719)	$(1,115)	$396
Notes payable and other debt	(317)	(73)	(244)
Other interest expense	$(1,036)	$(1,188)	$152

Other interest expense for the three months ended March 31, 2018 declined compared to that reported for the three months ended March 31, 2017 primarily as a result of our discounted purchase of $26.4 million of the Company’s subordinated debt in 2017.  This decline was partially offset by increases in cost of funding that were driven by (i) the issuance of debt in the third quarter of 2017 that was used to finance our purchase of an 11.85% ownership interest in SAWHF and (ii) an increase in variable interest rates associated with our subordinated debt.

Operating Expenses

Operating expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 10 summarizes operating expenses for the periods presented.

Table 10:  Operating Expenses

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Salaries and benefits	$(1,304)	(3,804)	$2,500
External management fees and reimbursable expenses	(2,519)	─	(2,519)
General and administrative	(348)	(362)	14
Professional fees	(3,214)	(1,460)	(1,754)
Other expenses	(858)	(224)	(634)
Operating expenses	$(8,243)	$(5,850)	$(2,393)

Operating expenses for the three months ended March 31, 2018 increased compared to those reported for the three months ended March 31, 2017 primarily due to (i) the recognition in the first quarter of 2018 of management fees and reimbursable expenses that were payable to our External Manager, (ii) an increase in professional fees that was largely driven by the Disposition and (iii) the recognition of a $0.4 million impairment loss on certain equity investments.  Net increases in operating expenses associated with these items were partially offset by a reduction in salaries and benefits due to our conversion to an externally managed business model as all Company employees were transferred to the External Manager at the time of the Disposition.

Net Gains (Losses) Relating to Derivatives and Loans

Net gains (losses) relating to derivatives and loans (collectively, “Net Gains”)  includes losses on loans and unrealized holding gains or losses associated with our derivative instruments that result from fair value adjustments.

Table 11 summarizes Net gains (losses) for the periods presented.

Table 11:  Net Gains

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Net gains on derivatives	$2,309	$2,039	$270
Net losses on loans	─	(5,335)	5,335
Total net gains (losses)	$2,309	$(3,296)	$5,605

Net Gains for the three months ended March 31, 2018 increased compared to those reported for the three months ended March 31, 2017 primarily due to $5.3 million of non-recurring fair value losses that we recognized in the first quarter of 2017 associated with a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017.  This net increase was also partially attributable to an increase in net gains on derivatives, which was primarily driven by a net increase in the fair value of derivative instruments that we use to hedge interest rate risk.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 12 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 12:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
U.S. real estate partnerships	$119	$180	$(61)
Solar Ventures	416	1,915	(1,499)
IHS-managed funds	292	─	292
Equity in income from unconsolidated funds and ventures	$827	$2,095	$(1,268)

Equity in income from unconsolidated funds and ventures for the three months ended March 31, 2018 declined compared to that reported for the three months ended March 31, 2017 primarily due to a decline in the amount of loan origination and related fees that were earned by the Solar Ventures.

Net Income to Common Shareholders from Discontinued Operations

Net income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Table 13 summarizes our income from discontinued operations, net of tax related to the sale of certain businesses and assets.

Table 13:  Net Income to Common Shareholders from Discontinued Operations

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Income from discontinued operations	$226	$1,193	$(967)
Net gain from disposal of business	20,352	─	20,352
Total net gain from discontinued operations	20,578	1,193	19,385
Loss from discontinued operations allocable to noncontrolling interests	─	583	(583)
Net income to common shareholders from discontinued operations	$20,578	$1,776	$18,802

Net income to common shareholders from discontinued operations for the three months ended March 31, 2018 increased compared to that reported for the three months ended March 31, 2017 primarily due to a net gain of $20.4 million that we recognized in the first quarter of 2018 in connection with the Disposition.  The impact of this net gain was partially offset by a decline in income from discontinued operations that was primarily driven by (i) the short duration of the Company’s ownership in the first quarter of 2018 of the businesses and assets that were conveyed in the Disposition, while corresponding amounts reported for the three months ended March 31, 2017 reflect ownership of such items for a full reporting period and (ii) the derecognition upon settlement of the Disposition of noncontrolling interests associated with previously consolidated property partnerships.  See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” for more information.

Net Loss from CFVs Allocable to Common Shareholders

Table 14 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 14:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2018		2017	Change
Interest on loans and short-term investments	$	─	$3	$(3)
Interest expense		─	(93)	93
Professional fees		─	(37)	37
Impairment		─	(4,605)	4,605
Asset management fee expense		─	(1,095)	1,095
Other expenses		─	(452)	452
Equity in losses from LTPPs of CFVs		─	(3,383)	3,383
Net loss from CFVs		─	(9,662)	9,662
Net loss from CFVs allocable to noncontrolling interest in CFVs from continuing operations		─	8,554	(8,554)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(1,108)	$1,108

Table 15 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 15:  Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended
	March 31,
(in thousands)	2018		2017	Change
Equity in losses from LTPPs	$	─	$(1,118)	$1,118
Equity in income from consolidated property partnerships		─	10	(10)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(1,108)	$1,108

The sale of our LIHTC business line and certain assets to Hunt on January 8, 2018, resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018, of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, in the first quarter of 2018 the Company did not recognize any revenues, expenses, assets, liabilities or noncontrolling interests associated with such CFVs or an allocation to common shareholders during such reporting period.

LIQUIDITY AND CAPITAL RESOURCES

___________________________________________________________________________________________________________

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; and (iii) cash flows from investing activities.

Summary of Cash Flows

For purposes of presenting the Company’s summary of cash flows and changes thereto, Tables 16 – 19 of the Report have been retrospectively adjusted to reflect the Company’s adoption on January 1, 2018, of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  This guidance requires the Company to include amounts that are deemed to be restricted cash and restricted cash equivalents together with its cash and cash equivalent balances for purposes of preparing its Consolidated Statements of Cash Flows.

Table 16 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though changes in such balances that were attributable to CFVs are separately identified in such disclosure.  However, changes in net cash flows that are reported in Tables 17, 18 and 19 are exclusive of changes in restricted cash of CFVs.

As a result of the Disposition, $19.7 million and $20.5 million of cash, cash equivalents and restricted cash were classified in the Consolidated Balance Sheets as “Assets of discontinued operations” at December 31, 2017 and March 31, 2017, respectively.

We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

Table 16:  Net Decrease in Cash, Cash Equivalents and Restricted Cash

	For the three months ended March 31, 2018
(in thousands)	MMA	CFVs		Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632		$24,554	$100,186
Net cash used in:
Operating activities	(10,324)		─	(10,324)
Investing activities	(15,533)		(24,554)	(40,087)
Financing activities	(461)		─	(461)
Net decrease in cash, cash equivalents and restricted cash	(26,318)		(24,554)	(50,872)
Cash, cash equivalents and restricted cash at end of period	$49,314	$	─	$49,314

	For the three months ended March 31, 2017
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$79,445	$23,584	$103,029
Net cash used in:
Operating activities	(2,424)	(912)	(3,336)
Investing activities	(14,238)	277	(13,961)
Financing activities	(3,114)	(23)	(3,137)
Net decrease in cash, cash equivalents and restricted cash	(19,776)	(658)	(20,434)
Cash, cash equivalents and restricted cash at end of period	$59,669	$22,926	$82,595

Operating Activities

Table 17 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 17:  Net Cash Flows Associated With Operating Activities

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Interest income	$3,878	$4,154	$(276)
Distributions received from investments in partnerships	1,894	362	1,532
Asset management fees received	398	2,436	(2,038)
Other income	61	152	(91)
Salaries and benefits	(164)	(8,546)	8,382
Advances on and originations of loans held for sale	(9,000)	─	(9,000)
Interest paid	(1,806)	(1,991)	185
General and administrative	(222)	(477)	255
Professional fees	(3,638)	(1,292)	(2,346)
Other expenses	(613)	(93)	(520)
Other	(1,112)	2,871	(3,983)
Net cash flows used in operating activities	$(10,324)	$(2,424)	$(7,900)

Net cash flows used in operating activities increased by $7.9 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  This net increase was primarily driven by the following: (i) the purchase of a $9.0 million senior loan from an MGM affiliate that is reported as advances on and originations of loans held for sale; (ii) a $2.3 million increase in net cash flows used for professional fees that was primarily driven by professional services rendered in connection with the sale of certain businesses and assets to Hunt in the first quarter of 2018; and (iii) a $2.0 million decrease in asset management fees received as a result of the Disposition, which included certain management, expense reimbursement and other contractual rights that were previously held by the Company with respect to its Energy Capital, LIHTC and International Operations.  The effects of these items were partially offset by an $8.4 million decrease in cash flows used for salaries and benefits as a result of the Company’s conversion to an externally managed business model in the first quarter of 2018.

Investing Activities

Table 18 provides information about net cash flows provided by investing activities for the periods presented.  Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 18:  Net Cash Flows Associated With Investing Activities

	For the three months ended
	March 31,
(in thousands)	2018	2017	Change
Principal payments and sales proceeds received on bonds and loans	$521	$2,298	$(1,777)
Proceeds from the sale of real estate and other investments	63	11	52
Cash and restricted cash derecognized in the Disposition	(21,942)	─	(21,942)
Capital distributions received from investments in partnerships	9,566	178	9,388
Investments in property partnerships and real estate	(3,741)	(1,197)	(2,544)
Advances on and originations of loans held for investment	─	(15,528)	15,528
Net cash flows used in investing activities	$(15,533)	$(14,238)	$(1,295)

Net cash flows used in investing activities during the three months ended March 31, 2018 increased by $1.3 million compared to those reported for the three months ended March 31, 2017.  This net increase was primarily driven by the following: (i) $21.9 million of cash and restricted cash that was derecognized upon settlement of the Disposition; and (ii) an increase in investments in partnerships that was primarily driven by a $3.3 million purchase in the first quarter of 2018 of three limited partnership interests in partnerships that own affordable housing.  The effects of these items were partially offset by (i) a $15.5 million decrease in loan originations and advances; and (ii) a $9.4 million increase in capital distributions received from investments in partnerships, primarily related to the Solar Ventures.

Financing Activities

Table 19 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 19:  Net Cash Flows Associated With Financing Activities

	For the three months ended
	March 31,
(in thousands)	2018	2017		Change
Proceeds from borrowing activity	$12,189	$	─	$12,189
Repayment of borrowings	(16,775)		(1,137)	(15,638)
Purchase of common shares	─		(1,770)	1,770
Issuance of common shares	4,125		─	4,125
Other	─		(207)	207
Net cash flows used in financing activities	$(461)		$(3,114)	$2,653

Net cash flows used in financing activities during the three months ended March 31, 2018 decreased by $2.7 million compared to those reported during the three months ended March 31, 2017.  This decrease in net cash flows used for such activities was primarily attributable to (i) $12.2 million of proceeds generated from total return swap financing arrangements that were entered into during the first quarter of 2018; and (ii) $4.1 million of proceeds generated from the private placement of 125,000 of the Company’s common shares to Hunt.  The effects of these items were partially offset by a $15.6 million increase in the amount of cash used to repay borrowings and that was primarily driven by $16.3 million of cash that was used to terminate a total return swap that financed one of our leveraged bond investments.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 20 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2018 and December 31, 2017.  See Notes to Consolidated Financial Statements –  Note 6, “Debt,” for more information about these contractual commitments.

Table 20:  Asset Related Debt and Other Debt

	At		At
	March 31, 2018		December 31, 2017
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$96,787	2.9%	$83,838	3.1%

Other Debt (2)
Subordinated debt	99,423	3.0	99,997	2.6
Notes payable and other debt	8,889	14.8	25,592	6.7
Total other debt	108,312	4.0	125,589	3.5

Total asset related debt and other debt	205,099	3.4	209,427	3.3

Debt related to CFVs (3)	─	─	6,712	6.5

Total debt	$205,099	3.4%	$216,139	3.4%
(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures,” for more information about CFVs.

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Subordinated Debt

At March 31, 2018 and December 31, 2017, the Company had subordinated debt with a  UPB of $91.2 million and $91.6 million, respectively.  The carrying value and weighted-average yield of this debt at March 31, 2018 and December 31, 2017 is provided above in Table 20.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At March 31, 2018 and December 31, 2017, the Company had notes payable and other debt with a UPB of $9.3 million and $26.0 million, respectively.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Debt Related to CFVs

The Company’s sale of its LIHTC business to Hunt on January 8, 2018 resulted in the derecognition from the Company’s Consolidated Balance Sheets of all CFVs that had recognized debt obligations.  Consequently, the Company had no recognized debt related to CFVs as of March 31, 2018.

At December 31, 2017,  the $6.7 million of debt related to CFVs consisted of debt obligations associated with one of the guaranteed LIHTC funds that we consolidated for reporting purposes.  At December 31, 2017, the carrying value of this debt, which was due on demand, equaled its UPB and its weighted-average effective interest rate was 6.5%.

Covenant Compliance and Debt Maturities

At March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company had guaranteed minimum yields on investment to investors in 11 guaranteed LIHTC funds that were consolidated for reporting purposes.  The Company also had agreed to make mandatory loans to TC Fund I for distribution to the fund investor in the event of certain tax credit shortfalls covered by a tax credit guarantee provided by the Company.  Refer to Notes to Consolidated Financial Statements – Note 9, “Guarantees and Collateral,” for more information about our guarantees and certain other contingent arrangements.

The Company’s guarantee obligations to investors in 11 guaranteed LIHTC funds were assumed by Hunt in connection with the Disposition and, consequently, such guaranteed LIHTC funds were deconsolidated from the Company’s Consolidated Balance Sheets in the first quarter of 2018.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for information about these commitments.

The Company had no unfunded loan commitments at March 31, 2018 and December 31, 2017.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans,” for more information.

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statements - Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

On March  13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 shares and the Company adopted a Rule 10b5-1 Plan implementing the Board’s authorization.  From the date of the Board’s authorization through May 3, 2018, the Company repurchased 44,527 shares at an average price of $27.80.  Until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $30.00 per share.

In conjunction with the Disposition, the Company agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average purchase price of $33.50 per share.  In this regard, on March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  Hunt is obligated to purchase the remaining 125,000 shares for $4.3 million, or $34.00 per share, within six months of January 8, 2018.

Dividend Policy

The Board makes determinations regarding dividends based on management’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  We do not expect to pay a dividend for the foreseeable future.

Tax Benefits Rights Agreement

Effective  May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for five years, or until the Board determines the plan is no longer required, whichever comes first.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing such limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

At March  31, 2018, we had two shareholders with a greater than a 4.9% stake in the Company.  Additionally, as of March 31, 2018, two former employees of the Company could each have a greater than 4.9% stake in the Company for purposes of the Rights Plan following their required 2018 bonus award share purchases and prospective exercise of their vested option awards.  However, these former employees have not completed their required purchases or exercised those option awards as of the date of this filing.  In advance of the option exercise, the Board of Directors has named each former employee an exempted person in accordance with the Rights Plan and determined that the exercise of the options and the required share award purchases will not, in and of themselves, constitute a triggering event for purposes of our Rights Plan.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See “Item 1A - Risk Factors” in our 2017 Annual Report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Fair value measurement of financial instruments
•	Consolidation; and
•	Income taxes.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2017 Annual Report for a discussion of these critical accounting policies and estimates.

ACCOUNTING AND REPORTING DEVELOPMENTS

___________________________________________________________________________________________________________

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

Item 1.  Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$33,444	$35,693
Restricted cash (includes $23,495 related to consolidated funds and ventures ("CFVs") at December 31, 2017)	15,870	44,766
Investments in debt securities (includes $130,816 and $128,902 pledged as collateral)	157,824	143,604
Investments in partnerships (includes $99,142 related to CFVs at December 31, 2017)	122,432	227,962
Loans held for investment	57,299	736
Loans held for sale	9,000	─
Other assets (includes $5,175 related to CFVs at December 31, 2017)	17,497	17,905
Assets of discontinued operations	─	61,220
Total assets	$413,366	$531,886

LIABILITIES AND EQUITY
Debt (includes $6,712 related to CFVs at December 31, 2017)	$205,099	$216,139
Accounts payable and accrued expenses	4,137	6,098
Unfunded equity commitments to lower tier property partnerships related to CFVs	─	8,003
Other liabilities (includes $35,850 related to CFVs at December 31, 2017)	25,717	57,332
Liabilities of discontinued operations	─	17,212
Total liabilities	$234,953	$304,784

Commitments and contingencies (see Note 10)

Equity
Noncontrolling interests in CFVs	$ ─	$89,529
Common shareholders’ equity:
Common shares, no par value (5,650,687 and 5,525,687 shares issued and outstanding and 95,263 and 92,282 non-employee directors' deferred shares issued at March 31, 2018 and December 31, 2017, respectively)	128,100	96,420
Accumulated other comprehensive income ("AOCI")	50,313	41,153
Total common shareholders’ equity	178,413	137,573
Total equity	178,413	227,102
Total liabilities and equity	$413,366	$531,886

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
Interest income
Interest on bonds	$2,538	$2,497
Interest on loans and short-term investments (includes $3 related to CFVs for the three months ended March 31, 2017)	968	334
Total interest income	3,506	2,831
Interest expense
Bond related debt	611	411
Non-bond related debt	─	─
Total interest expense	611	411
Net interest income	2,895	2,420

Non-interest revenue
Asset management fees and reimbursements	176	191
Other income	44	106
Total non-interest revenue	220	297
Total revenues, net of interest expense	3,115	2,717

Operating and other expenses
Interest expense (includes $93 related to CFVs for the three months ended March 31, 2017)	1,036	1,281
Salaries and benefits	1,304	3,804
External management fees and reimbursable expenses	2,519	─
General and administrative	348	362
Professional fees (includes $37 related to CFVs for the three months ended March 31, 2017)	3,214	1,497
Impairments (includes $4,605 related to CFVs for the three months ended March 31, 2017)	388	4,605
Asset management fee expense (includes $1,095 related to CFVs for the three months ended March 31, 2017)	19	1,127
Other expenses (includes $452 related to CFVs for the three months ended March 31, 2017)	451	644
Total operating and other expenses	9,279	13,320

Equity in income (losses) from unconsolidated funds and ventures (includes ($3,383) related to CFVs for the three months ended March 31, 2017)	827	(1,288)
Net losses on loans	─	(5,335)
Net gains on derivatives	2,309	2,039
Net losses from continuing operations before income taxes	(3,028)	(15,187)
Income tax benefit	790	1,413
Net income from discontinued operations, net of tax	20,578	1,193
Net income (loss)	18,340	(12,581)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	─	8,554
Related to discontinued operations	─	583
Net income (loss) allocable to common shareholders	$18,340	$(3,444)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended
	March 31,
	2018	2017
Basic income (loss) per common share:
Loss from continuing operations	$(0.39)	$(0.88)
Income from discontinued operations	3.64	0.30
Income (loss) per common share	$3.25	$(0.58)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.39)	$(0.88)
Income from discontinued operations	3.64	0.30
Income (loss) per common share	$3.25	$(0.58)

Weighted-average common shares outstanding:
Basic	5,650	5,937
Diluted	5,650	5,937

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
Net income (loss) allocable to common shareholders	$18,340	$(3,444)
Net loss allocable to noncontrolling interests	─	(9,137)
Net income (loss)	$18,340	$(12,581)

Other comprehensive income allocable to common shareholders
Bond related changes:
Net unrealized (losses) gains	$(3,347)	$807
Reclassification of unrealized gains to operations due to impairment	(135)	─
Reinstatement of unrealized bond gains due to deconsolidation of Consolidated Lower Tier Property Partnerships	9,415	─
Net change in other comprehensive income due to bonds	5,933	807
Income tax expense	(256)	(243)
Foreign currency translation adjustment	3,483	(212)
Other comprehensive income allocable to common shareholders	$9,160	$352

Comprehensive income (loss) to common shareholders	$27,500	$(3,092)
Comprehensive loss to noncontrolling interests	─	(9,137)
Comprehensive income (loss)	$27,500	$(12,229)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs		Total Equity
	Shares	Amount
Balance, January 1, 2018	5,617	$96,420	$41,153	$137,573		$89,529	$227,102
Net income	─	18,340	─	18,340		─	18,340
Other comprehensive income	─	─	9,160	9,160		─	9,160
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)		─	(73)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82		─	82
Net change due to deconsolidation	─	─	─	─		(89,529)	(89,529)
Cumulative change due to change in accounting principles	─	9,206	─	9,206		─	9,206
Common shares issued	125	4,125	─	4,125		─	4,125
Balance, March 31, 2018	5,745	$128,100	$50,313	$178,413	$	─	$178,413

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,340	$(12,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for credit losses and impairment (1)	388	4,605
Net equity in gains (losses) from equity investments in partnerships (1)	(827)	1,430
Net gains on real estate and other investments	(63)	(10)
Gain on disposal of discontinued operations	(20,352)	─
Net losses on loans	─	5,335
Net gains on derivatives	(1,581)	(1,350)
Advances on and originations of loans held for sale	(9,000)	─
Distributions received from investments in partnerships	1,894	362
Subordinated debt effective yield amortization and interest accruals	(89)	(118)
Depreciation and other amortization (1)	(189)	567
Foreign currency losses (gains)	195	(449)
Stock-based compensation expense	1,274	1,787
Other, net	(314)	(2,914)
Net cash used in operating activities	(10,324)	(3,336)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	521	2,298
Advances on and originations of loans held for investment	─	(15,528)
Investments in property partnerships and real estate	(3,741)	(1,337)
Proceeds from the sale of real estate and other investments	63	326
Cash and restricted cash derecognized in the Disposition	(23,009)	─
Restricted cash related to deconsolidated guaranteed LIHTC funds	(23,487)	─
Capital distributions received from investments in property partnerships	9,566	280
Net cash used in investing activities	(40,087)	(13,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	12,189	─
Repayment of borrowings	(16,775)	(1,160)
Purchase of treasury stock	─	(1,770)
Issuance of treasury stock	4,125	─
Distributions paid to holders of noncontrolling interests	─	(207)
Net cash used in financing activities	(461)	(3,137)
Net decrease in cash, cash equivalents and restricted cash	(50,872)	(20,434)
Cash, cash equivalents and restricted cash at beginning of period (includes $19,727 of assets of discontinued operations as of December 31, 2017)	100,186	103,029
Cash, cash equivalents and restricted cash at end of period	$49,314	$82,595
(1)	These amounts primarily relate to CFVs for the three months ended March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,806	$2,074
Income taxes paid	214	4

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	9,160	352
Debt and liabilities extinguished through sales and collections on bonds and loans	203	1,270
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principles	9,206	─
Increase in loans from the Disposition	57,000	─
Increase in investments in debt securities from the Disposition	17,986	─
Increase in other assets from the Disposition	2,075	─
Increase in other liabilities from the Disposition	(13,000)	─
Increase in other accumulated other comprehensive income from the Disposition	(9,415)	─

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	(98,760)	─
Decrease in other assets	(5,174)	─
Decrease in debt	6,712	─
Decrease in unfunded equity commitments to lower tier property partnerships	8,003	─
Decrease in other liabilities	35,850	─
Decrease in noncontrolling interests	83,909	─

	At	At
	March 31,	March 31,
	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$33,444	$28,264
Restricted cash	15,870	33,798
Assets of discontinued operations	─	20,533
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$49,314	$82,595

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

The Company primarily invests in debt associated with affordable housing and renewable energy.  We focus on investments with attractive risk-adjusted returns that generate positive environmental and social impacts.  Our investments, other assets and liabilities are organized into three portfolios:

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged to generate attractive risk adjusted returns;
•	Energy Capital – This portfolio includes investments that we have made alongside our institutional capital partners in loans that finance renewable energy projects; and
•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”).  In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to the Hunt Companies, Inc. (the Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”):

•	our Low Income Housing Tax Credit (“LIHTC”) business;
•	our international asset and investment management business;
•

the loan origination, servicing and management components of our Energy Capital business (including certain management, expense reimbursement and other contractual rights that were held by the Company with respect to this business line);

•	our bond servicing platform; and
•	certain miscellaneous investments.

The Company received a $57 million note from Hunt FS Holdings II, LLC, an affiliate of Hunt, as consideration for the sale of the aforementioned businesses and assets (this sale transaction is hereinafter referred to as the “Disposition”).

In conjunction with the Disposition, the Company’s option to purchase the LIHTC business of Morrison Grove Management, LLC (“MGM”) was also converted into a purchase and sale agreement pursuant to which the Company agreed to complete the purchase of MGM subject to certain conditions precedent.  In addition, the Company signed an agreement to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property and acquired a $9.0 million senior note from affiliates of MGM.  Hunt has the right to elect to take assignment of the purchase agreements related to MGM and, subject to the terms of such agreements, could acquire the MGM LIHTC business and property directly from MGM and its affiliates.  If this were to occur, Hunt would acquire the $9.0 million senior note from us.

Given these changes to our business model, we operate a single reporting segment effective that first quarter of 2018.  As a result, we no longer operate, or present the results of our operations, through three reportable segments that, as of December 31, 2017, included United States (“U.S.”) Operations, International Operations and Corporate Operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The unaudited interim consolidated financial statements as of, and for the three months ended March 31, 2018, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Annual Report.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Balance Sheets and Consolidated Statements of Operations for all reporting periods presented as a result of certain discontinued operations occurring in the first quarter of 2018, as well as in connection with the adoption of new accounting standards relating to the reporting of restricted cash that were effective for the Company on January 1, 2018 as further described below.

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

New Accounting Guidance

Adoption of New Accounting Standards

Accounting for Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “Topic 606”).  Topic 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other accounting standards.  The revenue recognition principle in Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Only our asset management fee revenue is subject to Topic 606, which represents an insignificant portion of the Company’s total revenue.  The adoption of Topic 606 did not have a material impact on the Company’s Consolidated Balances Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the quarter ended March 31, 2018.

Accounting for Derecognition of Nonfinancial Assets

In February 2017, ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” was issued.  This guidance clarifies that the derecognition of all businesses should be accounted for in accordance with the derecognition and deconsolidation guidance of Topic 810-10 – Consolidations.  In addition, this guidance eliminates the scope exception in authoritative literature that governs transfers of financial assets related to transfers of investments (including equity method investments) in real estate entities and supersedes guidance related to the exchange of a nonfinancial asset for a noncontrolling ownership interest as set forth in Topic 845 – Nonmonetary Transactions.  The effective date of ASU 2017-05 is aligned with Topic 606.  We adopted ASU No. 2017-05 in conjunction with our adoption of Topic 606 as of January 1, 2018 and we recognized a cumulative effect adjustment of $9.2  million to retained earnings on January 1, 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The objective of this update was to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows.  In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This new standard requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The Company adopted these new accounting standards on their effective date of January 1, 2018 utilizing the retrospective transition method.  These new standards resulted in presentation changes of restricted cash within our

Consolidated Statements of Cash Flows and in certain tables within our “Liquidity and Capital Resources” discussion in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Accounting for Business Combinations

In January 2017, Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business” was issued.  This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination.  We adopted this new guidance on its effective date of January 1, 2018.  The adoption of this guidance did not impact the Company’s Consolidated Balances Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the quarter ended March 31, 2018.

Accounting for Stock Compensation

In May 2017, ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting” was issued.  This guidance amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718, “Compensation – Stock Compensation.”  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  We adopted this new guidance on its effective date of January 1, 2018.  The adoption of Topic 718 did not have an impact on the Company’s Consolidated Balances Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the quarter ended March 31, 2018.

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments

In February 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  This guidance makes technical corrections to certain aspects of ASU 2016-01.  This guidance is effective for us on June 30, 2018.  We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Accounting for Income Taxes

In February 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This new guidance permits companies to reclassify the tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income (referred to as stranded tax effects) to retained earnings.  This new guidance is in effective for us on January 1, 2019, with early adoption permitted.  We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Note 2—Investments in Debt Securities

The Company’s investments in debt securities primarily consist of multifamily tax-exempt bonds and other real estate-related bond investments.  These investments are classified as available for sale for reporting purposes and, therefore, are subsequently measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing.  Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investments in other real estate-related bonds include municipal bonds that were issued to finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.  Our investments in other real estate-related bonds also include a subordinated investment in a collateralized mortgage backed security that finances a mixed-use multifamily housing property.

The weighted-average pay rate on the Company’s bond portfolio was 6.2% at March 31, 2018 and December 31, 2017.  Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at March 31, 2018 and December 31, 2017.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$122,212	$76,482	$50,021	$ ─	$126,503	104%
Other real estate-related bond investments	36,825	30,950	838	(467)	31,321	85%
Total	$159,037	$107,432	$50,859	$(467)	$157,824	99%

	At
	December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$105,472	$67,982	$43,587	$ ─	$111,569	106%
Other real estate-related bond investments	37,050	31,163	1,203	(331)	32,035	86%
Total	$142,522	$99,145	$44,790	$(331)	$143,604	101%

(1)	Consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in earnings.
(2)

This is comprised of one bond in a gross unrealized loss position for more than 12 consecutive months that had a fair value of $14.7 million and $15.0 million at March 31, 2018 and December 31, 2017, respectively.

See Note 8, “Fair Value,” which describes factors that contributed to the $14.2 million increase in the reported fair value of the Company’s bond portfolio for the three months ended March 31, 2018.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At March 31, 2018, the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between March 2032 and March 2049.  The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.1 million and $26.5 million, respectively, at March 31, 2018).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at March 31, 2018, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
March 31, 2018	$26,825	$20,950	$21,191
April 1 through December 31, 2018	1,881	249	2,152
2019	─	─	─
2020	22,149	12,768	23,275
2021	46,186	27,283	49,899
2022	51,996	36,182	51,177
Thereafter	10,000	10,000	10,130
Bonds that may not be prepaid	─	─	─
Total	$159,037	$107,432	$157,824

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at March 31, 2018 was 3.7 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Total current	$149,819	$135,571
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	8,005	8,033
Total	$157,824	$143,604

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $8.0 million at March 31, 2018 and December 31, 2017.  The Company recognized interest income on a cash basis of $0.1 million for the three months ended March 31, 2018 and March 31, 2017.  Interest income not recognized on bonds that were on non-accrual status was $0.2 million for the three months ended March 31, 2018 and March 31, 2017.

Bond Sales and Redemptions

There were no sales or full redemptions of our bond investments during the three months ended March 31, 2018 and March 31, 2017.

The following table provides information about impairment-related losses that were recognized in the Consolidated Statements of Operations as a component of “Impairments” in connection with the Company’s investments in bonds:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Net impairment recognized on bonds held at each period-end	$(6)	$	─

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Investments in U.S. real estate partnerships (includes $4,140 and $1,046 related to variable interest entities ("VIEs")) (1)	$22,728	$19,114
Investment in SAWHF	13,572	12,695
Investment in Solar Ventures	86,132	97,011
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	─	99,142
Total investments in partnerships	$122,432	$227,962

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At March 31, 2018, $18.6 million of the reported carrying value of investments in U.S. real estate partnerships relates to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development and that, as of March 31, 2018, represented a 68.4% ownership interest in such venture.  The Company made an initial capital contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has rights to a preferred return on its capital contribution, as well as rights to share in excess cash flows of the real estate venture.  As this entity was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

At March 31, 2018, $0.9 million of the reported carrying value of investments in U.S. real estate partnerships relates to a 98.99% limited partner interest in an affordable housing partnership.  While this entity was deemed to be a VIE, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

During the first quarter of 2018, the Company acquired three limited partner interests in three affordable housing partnerships for $3.3 million.  While these entities were deemed to be VIEs, the Company was not deemed to be its primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting.  At March 31, 2018, the carrying value of these investments was $3.2 million.

At March 31, 2018 and December 31, 2017, five and two of the U.S. real estate partnerships in which we have investments were determined to be VIEs, respectively.  The carrying value of the equity investments in these partnerships was $4.1 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.  For one of the Company’s VIEs because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment.  Our maximum exposure to loss due to our involvement with these VIEs was $4.1 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of the aforementioned investments.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2018	2017
(in thousands)
Total assets	$59,598	$57,712
Debt	7,073	7,037
Other liabilities	32,133	22,030

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Gross revenue	$801	$1,701
Operating expenses	537	1,063
Net loss and net loss attributable to the entity	(309)	(419)

Investment in SAWHF

At March 31, 2018, the carrying value of the Company’s 11.85% equity investment in SAWHF was $13.6 million.  As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets, debt and other liabilities of SAWHF:

	At	At
	March 31,	December 31,
	2018	2017
(in thousands)
Total assets	$130,688	$123,187
Debt	15,818	15,712
Other liabilities	115	100

The following table provides information about the gross revenue, operating expenses and net income of SAWHF.

	For the three months ended
	March 31,
(in thousands)	2018	2017
Gross revenue	$4,319	$8,465
Operating expenses	1,840	7,103
Net income and net income attributable to the entity	2,479	1,362

Investment in Solar Ventures

The carrying value of the Company’s equity investment in Renewable Energy Lending, LLC (“REL”) was $76.5 million at March 31, 2018.  Because REL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The carrying value of the Company’s equity investment in Solar Development Lending, LLC (“SDL”) was $9.6 million at March 31, 2018.  Because SDL is not a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of the Solar Ventures:

	At	At
	March 31,	December 31,
	2018	2017
(in thousands)
Total assets	$323,415	$399,758
Other liabilities	4,590	5,111
Noncontrolling interests	84,366	87,699

The following table provides information about the gross revenue, operating expenses and net income of the Solar Ventures:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Gross revenue	$6,799	$4,093
Operating expenses	1,386	1,242
Net income	5,245	3,049
Net income attributable to the entity	4,133	1,797

Note 4—Loans Held for Investment (‘HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Loans HFI	$57,299	$736
Loans HFS	9,000	─
Total loans	$66,299	$736

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowance for loan losses.  However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, as a result, such assets are subsequently measured on a fair value basis in our Consolidated Statement of Operations as a component of “Net losses on loans.”

The following table provides information about the amortized cost and allowance for loan losses that were recognized in the Company’s Consolidated Balance Sheets related to loans that  it classified as HFI:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Amortized cost	$57,299	$736
Net losses included in earnings	─	─
Allowance for loan losses	─	─
Loans HFI, net	$57,299	$736

At March 31, 2018 and December 31, 2017,  HFI loans had UPB of $58.1 million and $1.5 million, respectively.  These loans had deferred fees and other basis adjustments of $0.8 million as of March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, the Company did not have any loans for which it elected the FVO.

At December 31, 2017, HFI impaired loans had a UPB of $1.1 million and were not accruing interest.  We report impairment on HFI loans as “Other expenses” in our Consolidated Statement of Operations.  There were no impaired loans at March 31, 2018.

The carrying value for HFI loans on non-accrual status was $0.3 million at March 31, 2018 and December 31, 2017.

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments.

	At		At
	March 31,		December 31,
(in thousands)	2018		2017
	UPB	Carrying value	UPB	Carrying value
Total current	$57,000	$57,000	$437	$437
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$58,050	$57,299	$1,487	$736

At March 31, 2018 and December 31, 2017, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans HFS

We report the carrying value of HFS loans at the lower of cost or fair value.  In this regard, if a loan’s amortized cost exceeds its fair value at a reporting date, the Company will establish a valuation allowance and recognize a related provision for loan loss in our Consolidated Statement of Operations as a component of “Net losses on loans.”  Subsequent increases in the fair value of an HFS loan for which a valuation allowance was established will be recognized in the Consolidated Statements of Operations as a reduction of “Net losses on loans” up to the amount of previously recognized losses.

The cost basis for HFS loans was $15.0 million and $6.0 million at March 31, 2018 and December 31, 2017, respectively, with $9.0 million and zero carrying value at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at March 31, 2018 and December 31, 2017.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Other assets:
Derivative assets	$8,715	$6,865
Real estate owned	3,527	3,447
Accrued interest receivable	1,809	1,558
Asset management fees and reimbursements receivable	916	414
Other assets	2,530	446
Other assets held by CFVs (1)	─	5,175
Total other assets	$17,497	$17,905

(1)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Derivative Assets

At March 31, 2018 and December 31, 2017, the Company had $8.7 million and $6.9 million, respectively, of derivative assets.  See Note 7, “Derivative Instruments,” for more information.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Building, furniture, fixtures and land improvement	$908	$828
Land	2,619	2,619
Total	$3,527	$3,447

Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.  The Company’s REO is represented by land that is currently in process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment.  Additionally, the Company did not recognize any impairment losses for the three months ended March 31, 2018 and March 31, 2017.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At			At
	March 31, 2018			December 31, 2017
			Weighted-Average		Weighted-Average
	Carrying		Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value		Rate	Value	Rate
Asset Related Debt
Notes payable and other debt – bond related (1)
Due within one year		$40,106	2.8%	$41,767	3.2%
Due after one year		56,681	2.9	42,071	2.9

Total asset related debt		$96,787	2.9	$83,838	3.1

Other Debt
Subordinated debt (2)
Due within one year		$2,277	3.0	$2,297	2.6
Due after one year		97,146	3.0	97,700	2.6
Notes payable and other debt
Due within one year		─		14,733	2.8
Due after one year		8,889	14.8	10,859	12.1

Total other debt		$108,312	4.0	$125,589	3.5

Total asset related debt and other debt		$205,099	3.4	$209,427	3.3

Debt related to CFVs
Due within one year	$	─		$6,712	6.5
Due after one year		─		─
Total debt related to CFVs	$	─		$6,712	6.5

Total debt		$205,099	3.4	$216,139	3.4

(1)	Included in notes payable and other debt – bond related were unamortized debt issuance costs. The balance at March 31, 2018 was $0.1 million. The December 31, 2017 balance was de minimis.
(2)

The subordinated debt balances include net cost basis adjustments of $8.2  million and $8.3 million at March 31, 2018 and December 31, 2017, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March 31, 2018:

Asset Related Debt
(in thousands)	and Other Debt
2018	$41,394
2019	12,293
2020	38,260
2021	20,804
2022	1,679
Thereafter	82,906
Net premium and debt issue costs	7,763
Total	$205,099

At March 31, 2018, the Company was in compliance with all covenants under its debt obligations.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets.  The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

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

At March 31, 2018, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $91.4 million with a weighted-average pay rate of 6.4% at March 31, 2018).  For the majority of the TRS agreements, the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread (notional amount of $89.6 million with a weighted-average pay rate of 2.8% at March 31, 2018) and for the remaining TRS agreements, the Company is required to pay the counterparty a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a spread (notional amount of $7.2 million with a weighted-average pay rate of 3.3% at March 31, 2018).  The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Other debt is debt that finances non-interest-bearing assets and other business activities of the Company.  The interest expense associated with this debt is included within “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiary MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at March 31, 2018:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,928	$2,507	$29,435	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,486	2,291	26,777	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,114	1,219	15,333	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,662	2,216	27,878	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$91,190	$8,233	$99,423

Notes Payable and Other Debt

At March 31, 2018, the UPB of notes payable and other debt, which represents debt that finances the Company’s 11.85% ownership interest in SAWHF, was $9.3 million.  Such debt has a contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread over JIBAR.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2018 and December 31, 2017.

Note 7—Derivative Instruments

The Company uses derivative instruments for various purposes.  Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk.  TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds.  Foreign currency forward exchange agreements are used to manage currency risk.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis.  Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains on derivatives.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	March 31, 2018		December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,250	$48	$2,347	$46
Basis swaps	653	52	439	26
Interest rate caps	1,183	─	788	─
Interest rate swaps	4,629	─	3,291	─
Foreign currency forward exchange	─	502	─	247
Total derivative instruments	$8,715	$602	$6,865	$319

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Total return swaps	$72,069	$72,290
Basis swaps	84,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Foreign currency forward exchange	4,690	4,363
Total dollar-based derivative instruments	$381,259	$397,153

The following table provides information about the net gains that were recognized by the Company in connection with its derivative instruments:

	Gains (Losses)
	For the three months ended
	March 31,
(in thousands)	2018	2017
Total return swaps (1)	$546	$2,123
Basis swaps (2)	192	(28)
Interest rate caps	396	(212)
Interest rate swaps (3)	1,416	156
Foreign currency forward exchange	(241)	─
Total	$2,309	$2,039

(1)

The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains on derivatives” on the Consolidated Statements of Operations.  Net cash received was $0.6 million and $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

(2)

The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net gains on derivatives” on the Consolidated Statements of Operations.  The net cash paid was de minimis for the three months ended March 31, 2018 and March 31, 2017.

(3)

The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net gains on derivatives” on the Consolidated Statements of Operations.  Net cash paid was $0.1 million for the three months ended March 31, 2018 and March 31, 2017.

Note 8—Fair Value

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

		Fair Value Measurements
	At
	March 31,
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$157,824	$	─	$	─	$157,824
Derivative instruments	8,715		─		6,465	2,250

Liabilities:
Derivative instruments	$602	$	─		$554	$48

		Fair Value Measurements
	At
	December 31,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$143,604	$	─	$	─	$143,604
Derivative instruments	6,865		─		4,518	2,347

Liabilities:
Derivative instruments	$319	$	─		$273	$46

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

For the three months ended March 31, 2018 and March 31, 2017, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2018:

(in thousands)	Investments in Debt Securities	Derivative Assets	Derivative Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net losses included in earnings	(6)	(97)	(2)
Net change in other comprehensive income (1)	(3,482)	─	─
Impact from deconsolidation	17,997	─	─
Impact from settlements (2)	(289)	─	─
Balance, March 31, 2018	$157,824	$2,250	$(48)

(1)

This amount includes $3.4 million of net unrealized holding losses recognized during the period, as well as the reclassification into the Consolidated Statements of Operations of $0.1 million of unrealized bond gains related to a bond that was other-than-temporarily impaired.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the year ended December 31, 2017:

(in thousands)	Net losses on bonds (1)	Net gains on derivatives (2)
Change in unrealized losses related to assets and liabilities still held at March 31, 2018	$(6)	$(99)
Additional realized gains recognized	─	645
Total (losses) gains reported in earnings	$(6)	$546

(1)	Amounts are reflected through “Impairments” on the Consolidated Statements of Operations.

(2)	Amounts are reflected through “Net gains on derivatives” on the Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2017:

(in thousands)	Investments in Debt Securities	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981	$3,835	$2,327		$(372)
Net (losses) gains included in earnings	(1,118)	(5,335)	938		372
Net change in other comprehensive income (1)	807	─	─		─
Impact from purchases	─	14,028	─		─
Impact from loan originations	─	1,500	─		─
Impact from sales/redemptions	─	(780)	─		─
Impact from settlements (2)	(3,285)	─	─		─
Balance, March 31, 2017	$152,385	$13,248	$3,265	$	─

(1)	This amount represents $0.8 million of net unrealized holding gains recognized during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional gains that were recognized by the Company for the three months ended March 31, 2017:

(in thousands)	Equity in losses from LTPPs	Net losses on loans (1)	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at March 31, 2017	$(1,118)	$(5,335)	$1,310
Additional realized gains recognized	─	─	814
Total (losses) gains reported in earnings	$(1,118)	$(5,335)	$2,124
(1)	Amounts are reflected through “Net losses on loans” on the Consolidated Statements of Operations.
(2)	Amounts are reflected through “Net gains on derivatives” on the Consolidated Statements of Operations.

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

	Fair Value Measurement at March 31, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$103,068	Discounted cash flow	Market yield	4.1 - 6.6%	4.9%
Non-performing	8,005	Discounted cash flow	Market yield	7.9	7.9
			Capitalization rate	6.8	6.8
			Net operating income ("NOI") annual growth rate	(1.1)	(1.1)
Subordinated cash flow	10,073	Discounted cash flow	Market yield	7.2 - 7.5	7.3
			Capitalization rate	6.3 - 6.6	6.4
			NOI annual growth rate	0.6 - 0.9	0.8
Infrastructure bonds	21,192	Discounted cash flow	Market yield	7.3 - 9.6	8.2
			Cash flow probability - future incremental tax revenue growth	80	80
			Cash flow probability - no future incremental tax revenue growth	20	20
Other bonds	15,486	Discounted cash flow	Market yield	2.2 - 4.4	3.6
Derivative instruments:
Total return swaps	2,202	Discounted cash flow	Market yield	3.5 - 5.4	4.9

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement at December 31, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$90,963	Discounted cash flow	Market yield	4.3 - 6.7%	5.0%
		Discounted cash flow	Market yield
			Capitalization rate
			NOI annual growth rate
Non-performing	8,033	Discounted cash flow	Market yield	7.5	7.5
			Capitalization rate	6.4	6.4
			NOI annual growth rate	(1.2)	(1.2)
Subordinated cash flow	12,573	Discounted cash flow	Market yield	6.7 - 7.0	6.8
			Capitalization rate	5.8 - 6.1	5.9
			NOI annual growth rate	0.6 - 0.9	0.8
Infrastructure bonds	21,824	Discounted cash flow	Market yield	7.1 - 9.2	8.0
			Cash flow probability - future incremental tax revenue growth	80	80
			Cash flow probability - no future incremental tax revenue growth	20	20
Other bonds	10,211	Discounted cash flow	Market yield	4.2	4.2
Loans held for investment		Discounted cash flow	Market yield
Derivative instruments:
Total return swaps	2,301	Discounted cash flow	Market yield	4.1 - 5.3	5.0

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

•

Cash flow probabilities – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more cash flow scenarios to arrive at a set of bond cash flows that represents the probability-weighted average of all possible bond cash flows.  Changes in probabilities that are assigned to underlying cash flow scenarios could potentially have significant impacts on the fair value measurement of the Company’s investments in infrastructure bonds.

Non-Recurring Changes in Fair Value

At March 31, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments.  Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology.  There were no non-recurring fair value adjustments recorded for the three months ended March 31, 2017.

Additional Disclosures Related To The Fair Value of Financial Instruments That Are Not Carried On The Consolidated Balance Sheets at Fair Value

The tables that follow provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes such information based upon the level of the fair value hierarchy within which fair value measurements are categorized.  Assets and liabilities that do not represent financial instruments (e.g., premises and equipment) are excluded from these disclosures.

	At
	March 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$33,444	$33,444	$	─	$	─
Restricted cash	15,870	15,870		─		─
Restricted cash related to CFVs	─	─		─		─
Asset management fees and reimbursements receivable	288	─		─		─
Loans held for investment	57,299	─		─		58,143
Loans held for sale	9,000	─		─		9,274

Liabilities:
Notes payable and other debt, bond related	96,787	─		─		96,852
Notes payable and other debt, non-bond related	8,889	─		─		9,295
Subordinated debt issued by MFH	99,423	─		─		44,100

	At
	December 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$35,693	$35,693	$	─	$	─
Restricted cash	21,271	21,271		─		─
Restricted cash related to CFVs	23,495	23,495		─		─
Asset management fee receivable from TC Fund I	116	─		─		116
Loans held for investment	736	─		─		1,754
Loans held for investment related to CFVs	65	─		─		497

Liabilities:
Notes payable and other debt, bond related	83,838	─		─		83,879
Notes payable and other debt, non-bond related	25,592	─		─		26,014
Notes payable and other debt related to CFVs	6,712	─		─		─
Subordinated debt issued by MFH	99,997	─		─		43,256

Valuation Techniques

Cash and cash equivalents and restricted cash – The carrying value of these assets approximate fair value due to the short-term nature and negligible credit risk inherent in them.

Accrued interest and accounts receivable – The carrying value of these assets approximate fair value due to the short-term nature and negligible credit risk inherent in them.

Asset management fee receivable – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments from actual or anticipated residual events are discounted based upon a market yield.

Loans held for investment – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar credit risks.

Notes payable and other debt – Fair value is measured by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting the debt arrangement, taking into account credit risk.

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 14.5% and 14.0% at March 31, 2018 and December 31, 2017, respectively.  As outlined in the table above, at March 31, 2018, the aggregate fair value was measured at $44.1 million.  At March 31, 2018, the measured fair value of this debt would have been $51.8 million and $38.3 million using a market yield of 12.0% and 17.0%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Guarantees and Collateral

Guarantees

At March 31, 2018, the Company had one minimum yield guarantee associated with a nonconsolidated guaranteed LIHTC fund that expires on December 31, 2018.  In this case, the Company agreed to indemnify the purchaser of the GP interest in that guaranteed LIHTC fund from investor claims related to that guarantee.  This arrangement requires the Company to stand ready to perform under such guarantee of investor yield for losses that result from the recapture of tax credits due to foreclosure or from difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulation with respect to the LTPP in which the guaranteed LIHTC fund is invested.  Prior to December 31, 2017, the guaranteed LIHTC fund had delivered all tax credits to its investors resulting in no additional future exposure to the Company as the tax credit recapture risk is not significant enough to reduce the guaranteed LIHTC fund yield below its guaranteed yield for the remaining two LTPPs in which the guaranteed LIHTC fund is invested that are within their tax credit compliance period.  As a result, the Company has measured the maximum exposure and the carrying value of this guarantee to be zero at March 31, 2018 and December 31, 2017.

The Company also has agreed to indemnify specific investors in non-guaranteed LIHTC funds related to the performance on two LTPPs.  If a third party fails to perform on its financial obligation relating to the property’s performance, the Company would be required to indemnify impacted investors.  Such indemnities will expire on December 31, 2018 and December 31, 2022.  At March 31, 2018 and December 31, 2017, the Company had a maximum exposure of $0.1 million related to one of these LTPP indemnifications and the remaining LTPP indemnification had no financial limit as the specific guarantee requires the guarantor to unconditionally fund any operating deficits of the LTPP.  However, the Company does not believe it will be required to perform under this indemnification or incur any losses based upon the current operations of the LTPP.

Based upon the foregoing, the Company has measured the maximum exposure to be $0.1 million and the carrying value of these indemnifications to be zero at March 31, 2018 and December 31, 2017.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at March 31, 2018 and December 31, 2017.  These tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	March 31, 2018
		Investments	Total
	Restricted	in Debt	Assets
(in thousands)	Cash	Securities	Pledged
Debt and derivatives related to TRSs	$9,192	$130,816	$140,008
Other (1)	6,678	─	6,678
Total	$15,870	$130,816	$146,686

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings.

	At
	December 31, 2017
		Investments				Total
	Restricted	in Debt	Investments in		Other	Assets
(in thousands)	Cash	Securities	Partnerships		Assets	Pledged
Debt and derivatives related to TRSs	$9,160	$128,902	$ ─	$	─	$138,062
Other (1)	12,111	─	─		─	12,111
CFVs	23,495	─	99,142		5,175	127,812
Total	$44,766	$128,902	$99,142		$5,175	$277,985

(1)	The majority of this balance represents collateral pledged by the Company in connection with secured borrowings.

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all its operating lease agreements to Hunt.  As a result, the Company had no future minimum rental commitments at March 31, 2018.

Litigation and Other Matters

In the ordinary course of business, the Company and its subsidiaries are named as defendants in various litigation matters or may have other claims made against it.  Such legal proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At March 31, 2018, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Common Share Information

The following table provides information about net income (loss) to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Net loss from continuing operations	$(2,238)	$(5,220)
Net income from discontinued operations	20,578	1,776
Net income (loss) to common shareholders	$18,340	$(3,444)

Basic weighted-average shares (1)	5,650	5,937
Common stock equivalents (2), (3)	─	─
Diluted weighted-average shares	5,650	5,937

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At March 31, 2018, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 386,656.  For the three months ended March 31, 2018, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(3)

At March 31, 2017, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 380,524.  For the three months ended March 31, 2017, the Company had a net loss and thus, any incremental shares would be anti-dilutive.

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 shares and the Company adopted a further Rule 10b5-1 Plan implementing the Board’s authorization.  From the date of the Board’s authorization through May 3, 2018, the Company repurchased 44,527 shares at an average price of $27.80.  Until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $30.00 per share.

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  Hunt is obligated to purchase an additional 125,000 shares for $4.3 million, or $34.00 per share, within six months of January 8, 2018.

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

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Guaranteed LIHTC Funds	$ ─	$83,909
Consolidated Property Partnerships	─	5,620
Total	$ ─	$89,529

Guaranteed LIHTC Funds

At March 31, 2018, the Company did not consolidate any guaranteed LIHTC funds for financial reporting purposes.  As a result, noncontrolling interests in such funds were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners in the 11 guaranteed LIHTC funds that were consolidated for reporting purposes.  See Note 15, “Consolidated Funds and Ventures,” for more information.

Consolidated Property Partnerships

At March 31, 2018, the Company did not consolidate property partnerships for financial reporting purposes.  As a result, noncontrolling interests in such entities were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners of these partnerships.  See Note 15, “Consolidated Funds and Ventures,” for more information.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended March 31, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, January 1, 2018	$44,459	$ ─	$(3,306)	$41,153
Net unrealized (losses) gains	(3,347)	─	3,483	136
Reclassification of unrealized gains to operations due to impairment	(135)	─	─	(135)
Recognition of unrealized holding gains on bond investments due to deconsolidation of LTPPs	9,415	─	─	9,415
Income tax expense	─	(256)	─	(256)
Net change in AOCI	5,933	(256)	3,483	9,160
Balance, March 31, 2018	$50,392	$(256)	$177	$50,313

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended March 31, 2017:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, January 1, 2017	$40,998	$ ─	$(3,180)	$37,818
Net unrealized net gains (losses)	807	─	(212)	595
Income tax expense	─	(243)	─	(243)
Net change in AOCI	807	(243)	(212)	352
Balance, March 31, 2017	$41,805	$(243)	$(3,392)	$38,170

Note 12—Stock-Based Compensation

On January 8, 2018, the Company engaged Hunt through the execution of the Management Agreement to externally manage the Company’s operations.  All employees of the Company were hired by the External Manager.  The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for its former employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2018	2017
Employees’ Stock-Based Compensation Plans	$1,192	$1,742
Non-employee Directors’ Stock-Based Compensation Plans	164	89
Total	$1,356	$1,831

Employees’ Stock-Based Compensation Plans

At March 31, 2018, there were 381,345 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 381,345 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares, while the remaining 364,140 shares available for issuance must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.”  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes.  All options were vested as of March 31, 2018.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2017	410	$1.56	4.4	$7,149	$7,166
Forfeited/Expired in 2017	─
Outstanding at December 31, 2017	410	1.56	3.4	9,322	9,342
Forfeited/Expired in 2018	─
Outstanding at March 31, 2018	410	1.56	3.2	10,511	10,534

Number of options that were exercisable at:
December 31, 2017	410	1.56	3.4
March 31, 2018	410	1.56	3.2

(1)	Intrinsic value is based on outstanding options.
(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 410,000 at March 31, 2018, December 31, 2017 and January 1, 2017.

The value of former employee options increased by $1.2 million during the three months ended March 31, 2018, due to the increase in market value of our stock price.  This increase was recognized as additional compensation expense in the Consolidated Statements of Operations as a component of “Salaries and benefits.”

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 402,777 were available to be issued at March 31, 2018.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2018 and March 31, 2017.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
March 31, 2018	$81,875	─	2,981	$27.47	─	$163,750
March 31, 2017	44,375	─	1,973	22.49	─	88,750

Note  13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expenses Reimbursement

Commencing on January 8, 2018, we became externally managed by our External Manager pursuant to a management agreement between us and the External Manager (the “Management Agreement”).  At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the external management services, the Company agreed to pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  For the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter, with the percentage of GAAP common shareholders’ equity calculation beginning with the third quarter of 2018.  Additionally, pursuant to the Management Agreement, the Company agreed to reimburse the External Manager for certain allocable overhead costs.  During the three months ended March 31, 2018, the Company recognized $2.5 million of management fees and expense reimbursements that were payable to the External Manager in the Consolidated Statements of Operations.

Loan HFI

As consideration for the Disposition (refer to Note 1, “Summary of Significant Accounting Policies” for more information), Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company.  The Company provided seller financing through a $57.0 million note receivable from Hunt that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.  During the three months ended March 31, 2018, the Company recognized $0.6 million of interest income associated with this note receivable in the Consolidated Statements of Operations.

Common Shares

The Company agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average purchase price of $33.50 per share.  On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  Hunt is obligated to purchase the remaining 125,000 shares for $4.3 million, or $34.00 per share, within six months of January 8, 2018.

Note 14—Discontinued Operations

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt, in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.

The Company sold the following to Hunt as part of the Disposition: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform; and (v) certain miscellaneous investments.  This sale transaction also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.  The 11 guaranteed LIHTC funds that were deconsolidated in connection with the Disposition have been excluded from discontinued operations because such funds were not conveyed to Hunt as part of such transaction.

As a result of the Disposition, the Company’s continuing operations will consist primarily of its: (i) investments in debt securities; (ii) equity investments in renewable energy lending ventures and SAWHF; (iii) the $57 million note receivable from Hunt; (iv) derivative financial instruments that are used to hedge interest rate and foreign currency risk of the Company; and (v) other assets and liabilities, including certain real estate-related investments and the Company’s subordinated debt.

The table below summarizes the Company’s assets and liabilities related to discontinued operations reported in its Consolidated Balance Sheets.

	At		At
	March 31,		December 31,
(in thousands)	2018		2017
ASSETS
Cash and cash equivalents	$	─	$3,654
Restricted cash		─	16,073
Investments in debt securities		─	5,450
Investments in partnerships		─	4,456
Real estate, net		─	23,944
Other assets		─	7,643
Total assets of discontinued operations	$	─	$61,220

LIABILITIES
Debt	$	─	$8,308
Accounts payable and accrued expenses		─	3,454
Other liabilities		─	5,450
Total liabilities of discontinued operations	$	─	$17,212

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations.

	For the three months ended
	March 31,
(in thousands)	2018	2017
Interest on bonds	$6	$23
Interest on loans and short-term investments	6	83
Asset management fee and reimbursements	842	4,329
Other income	53	274
Interest expense	─	(37)
Salaries and benefits	(53)	(2,066)
General and administrative	(68)	(230)
Professional fees	(20)	(349)
Other expenses	(29)	366
Gains on sales and operations of real estate, net	63	35
Equity in income (loss) from unconsolidated funds and ventures	1	(52)
Income tax expense	(575)	(1,183)
Net income from discontinued operations, net of tax	226	1,193
Disposal:
Net gain on disposal of discontinued operations	20,352	─
Net income from discontinued operations	$20,578	$1,193
Loss from discontinued operations allocable to noncontrolling interests	─	583
Net income to common shareholders from discontinued operations	$20,578	$1,776

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows.

	For the three months ended
	March 31,
(in thousands)	2018	2017
Depreciation and amortization	$26	$457
Capital expenditures	─	(104)

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs	(5,450)	─
Decrease in loans	(231)	─
Decrease in other assets ($24,140 related to CFVs)	(35,715)	─
Decrease in debt ($6,144 related to CFVs)	8,308	─
Decrease in accounts payable and accrued expenses	7,201	─
Decrease in other liabilities ($480 related to CFVs)	5,333	─
Decrease in noncontrolling interests in CFVs	5,620	─
Increase in accumulated other comprehensive income	(3,404)	─

Note 15—Consolidated Funds and Ventures

Because the Company generally had a minimal ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations.  Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs.”

Guaranteed LIHTC Funds

At December 31, 2017, the Company consolidated 11 guaranteed LIHTC funds for reporting purposes.   During the first quarter of 2018, the Company assigned its guarantee obligations associated with these 11 guaranteed LIHTC funds to Hunt in connection with the Disposition.  Consequently, the Company deconsolidated these guaranteed LIHTC funds as of March 31, 2018.

The primary assets of guaranteed LIHTC funds were equity investments in LTPPs.  These investments were accounted for by the guaranteed LIHTC funds using the equity method of accounting.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Cash, cash equivalents and restricted cash	$ ─	$23,495
Investments in LTPPs	─	99,142
Real estate held for use, net	─	─
Real estate held for sale, net	─	─
Other assets	─	5,175
Total assets of CFVs	$ ─	$127,812

The assets of the CFVs are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in LTPPs

The guaranteed LIHTC funds’ limited partner investments in LTPPs were accounted for using the equity method of accounting.  The following table summarizes the total amount of assets, debt and other liabilities of LTPPs:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Total assets of the LTPPs (1)	$ ─	$1,085,998
Total debt of the LTPPs	─	771,027
Total other liabilities of the LTPPs	─	165,500

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the gross revenue, operating expenses and net loss of LTPPs related to CFVs:

	For the three months ended
	March 31,
(in thousands)	2018		2017
Gross revenue	$	─	$37,674
Operating expenses		─	22,040
Net loss and net loss attributable to entity		─	(5,959)

Prior to the Disposition,  the Company’s exposure to loss related to the guaranteed LIHTC funds and the underlying LTPPs had two elements:  (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that were dependent upon repayment by certain LTPPs within the guaranteed LIHTC funds.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	March 31,	December 31,
(in thousands)	2018	2017
Debt (1)	$ ─	$6,712
Unfunded equity commitments to unconsolidated LTPPs	─	8,003
Asset management fee payable	─	31,840
Other liabilities	─	4,010
Total liabilities of CFVs	$ ─	$50,565

(1)	At December 31, 2017, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.5%, and was due on demand.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended
	March 31,
(in thousands)	2018		2017
Revenue:
Interest and other income related to CFVs	$	─	$3

Expenses:
Interest expense		─	93
Professional fees		─	37
Asset management fee expense		─	1,095
Other expenses		─	452
Impairments		─	4,605
Total expenses related to CFVs		─	6,282

Equity in losses from LTPPs of CFVs		─	(3,383)
Net loss		─	(9,662)
Net losses allocable to noncontrolling interests in CFVs from continuing operations		─	8,554
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(1,108)

The details of net loss allocable to the common shareholders related to CFVs:

	For the three months ended
	March 31,
(in thousands)	2018		2017
Equity in losses from LTPPs	$	─	$(1,118)
Equity in income from Consolidated Property Partnerships		─	10
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(1,108)

Note 16—Segment Information

At March 31, 2018, the Company primarily invests in debt associated with affordable housing and renewable energy and operates as a single reporting segment.  As discussed in Note 1, “Summary of Significant Accounting Policies,” as a result of the Disposition the Company no longer operates, or present the results of its operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2017 Annual Report.  Our exposures to market risk have not changed materially since December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the 2017 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2018 other than as disclosed in the Company’s Current Report on Form 8-K dated March 9, 2018.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2018.

Issuer Purchases of Equity Securities

None for the three months ended March 31, 2018.

On March 13, 2018, the Board approved the 2018 Plan, which authorized the repurchase of up to 125,000 shares.  From the date of the Board’s authorization through May 3, 2018, the Company repurchased 44,527 shares at an average price of $27.80.  Until modified by further action by the Board, the maximum price at which management is currently authorized to purchase shares is $30.00 per share.

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

7

MMA CAPITAL MANAGEMENT, LLC

Dated:	May 10, 2018	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	May 10, 2018
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	May 10, 2018
Name:	David C. Bjarnason
Title:	Chief Financial Officer

S-1