Form 10-Q
period 2018-06-30
MMA CAPITAL MANAGEMENT, LLC
filed 2018-08-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes☑No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

There were 5,800,945 shares of common shares outstanding at August 2, 2018.

MMA Capital Management, LLC

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2018 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

	As of and for the quarterly period ended
(in thousands, except per common share data)	2Q18	1Q18	4Q17	3Q17	2Q17
Selected income statement data
Net interest income	$3,209	$2,895	$1,666	$1,817	$2,132
Non-interest revenue	293	220	225	793	451
Total revenues, net of interest expense	3,502	3,115	1,891	2,610	2,583

Operating and other expenses	4,213	9,279	13,356	20,736	12,611
Net gains (losses) from bonds and other continuing operations	3,608	3,136	(3,181)	9,595	2,002
Net income (loss) from continuing operations before income taxes	2,897	(3,028)	(14,646)	(8,531)	(8,026)

Income tax (expense) benefit	(754)	790	1,977	(384)	(1,579)
Net income from discontinued operations, net of tax	619	20,578	6,680	5,654	5,499
Loss allocable to noncontrolling interests from continuing operations	─	─	11,346	12,717	11,056
Loss allocable to noncontrolling interests from discontinued operations	─	─	151	465	467
Net income allocable to common shareholders	$2,762	$18,340	$5,508	$9,921	$7,417
Earnings per share data
Net income allocable to common shareholders: Basic	$0.48	$3.25	$0.94	$1.69	$1.26
Diluted	0.42	3.25	0.89	1.69	1.16

Average shares: Basic	5,696	5,650	5,838	5,871	5,893
Diluted	6,074	5,650	6,223	5,871	6,275
Market and per common share data
Market capitalization	$150,870	$153,699	$134,274	$143,952	$132,428
Common shares at period-end	5,770	5,746	5,618	5,836	5,881
Share price during period:
High	29.40	30.58	26.60	25.05	24.00
Low	25.45	23.85	23.70	18.00	22.00
Closing price at period-end	26.60	27.20	24.30	25.05	22.85
Book value per common share: Basic	32.35	31.05	24.49	23.26	21.69
Diluted	32.02	30.82	24.48	23.26	21.69
Selected balance sheet data (period end)
Cash and cash equivalents	$27,045	$33,444	$35,693	$29,356	$33,505
Investments in debt securities (without consolidated funds and ventures ("CFVs")	162,261	157,824	143,604	142,951	151,662
Investment in partnerships	128,206	122,432	128,820	119,883	104,229
All other assets (without CFVs)	99,800	99,666	34,737	40,937	31,521
Assets of discontinued operations	─	─	61,220	65,862	66,763
Assets of CFVs	─	─	127,812	136,507	148,359
Total assets	$417,312	$413,366	$531,886	$535,496	$536,039

Debt (without CFVs)	$203,087	$205,099	$209,427	$209,233	$209,130
All other liabilities (without CFVs)	27,543	29,854	27,580	25,562	21,894
Liabilities of discontinued operations	─	─	17,212	15,603	15,701
Liabilities of CFVs	─	─	50,565	48,320	47,458
Noncontrolling interests	─	─	89,529	101,052	114,309
Total liabilities and noncontrolling interests	230,630	234,953	394,313	399,770	408,492
Common shareholders' equity	$186,682	$178,413	$137,573	$135,726	$127,547
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$178,413	$137,573	$135,726	$127,547	$120,299
Net income allocable to common shareholders	2,762	18,340	5,508	9,921	7,417
Other comprehensive income allocable to common shareholders	4,047	9,160	2,154	61	768
Common share repurchases	(3,341)	─	(5,694)	(1,161)	(982)
Common shares issued and options exercised	5,034	4,125	─	─	─
Cumulative change due to change in accounting principles	─	9,206	─	─	─
Other changes in common shareholders' equity	(233)	9	(121)	(642)	45
Common shareholders' equity - at end of period	$186,682	$178,413	$137,573	$135,726	$127,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview

MMA Capital Management, LLC was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company primarily invests in debt associated with real estate and infrastructure. We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts. Our investments, other assets and liabilities are organized into three portfolios:

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged to generate attractive risk adjusted returns;

•	Energy Capital – This portfolio consists primarily of investments that we have made through joint ventures with an institutional capital partner in loans that finance renewable energy projects; and

•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”). In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to the Hunt Companies (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt” and this sale transaction is hereinafter referred to as the “Disposition”):

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

Proposed Conversion to a Corporation

On August 7, 2018, the Board authorized the Manager to convert our legal form of organization from a limited liability company to a corporation. Since its inception, the Company has followed a corporate form of governance and, in July 2013, elected to be taxed as a corporation. The proposed conversion would conform our legal form of organization to that of our tax and governance attributes.

If the conversion is approved by our shareholders, our common shares will be converted on a one-for-one basis from common shares of a limited liability company to common shares of a corporation and our current governance framework, including Board of Directors, will remain in place. Similarly, the measurement of our assets, liabilities and other tax, financial and accounting attributes for financial reporting purposes will be unchanged. However, upon conversion, we will be governed by the Delaware General Corporation Law (the “DGCL”) and a new certificate of incorporation instead of by the Delaware Limited Liability Company Act (the “LLC Act”) and our current limited liability company operating agreement.

The proposed conversion of the Company’s legal form to that of a corporation is subject to the approval of our shareholders. Accordingly, the Company will hold a special shareholders’ meeting during the fall at which shareholders will be provided an opportunity to vote on the Company’s proposed conversion. A proxy statement will be issued in advance of the meeting that provides more information about the Company’s proposed conversion including the differences between the DGCL and our proposed corporate documents as compared with the LLC Act and our current limited liability company operating agreement.

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

Table 1: Bond Portfolio - Summary

	At June 30, 2018
	Unpaid
	Principal						Wtd. Avg.	Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service	of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (5)		Coverage (6)	Bonds (7)	Properties (7)
Multifamily tax-exempt bonds
Performing	$168,160	$177,872	6.42%		6.42%		1.21 x	21	19
Non-performing (1)	9,879	12,886	6.45%		3.70%		0.91 x	1	1
Subordinated cash flow (2)	9,620	9,164	6.78%		1.98%		N/A	3	─
Total multifamily tax-exempt bonds	$187,659	$199,922	6.43	% (4)	6.27	% (4)	1.19 x	25	20

Infrastructure bonds	$26,825	$21,554	6.75%		6.75%		0.61 x	2	N/A

Other bonds	$14,810	$15,332	5.12%		5.12%		N/A	2	N/A
Total Bond Portfolio (3)	$229,294	$236,808	6.38	% (4)	6.25	% (4)	1.12 x	29	20

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.

(2)	Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments. As a result, debt service coverage is not calculated for these investments.

(3)	Includes nine bonds with a combined UPB and fair value of $70.5 million and $74.5 million, respectively, that were financed with TRS agreements that had a combined notional amount of $71.8 million and that were accounted for as derivatives at June 30, 2018. The Bond Portfolio also includes 10 bonds with a combined UPB and fair value of $96.0 million and $101.4 million, respectively, that were financed with TRS agreements that had a combined notional amount of $96.6 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(4)	Excludes the effects of subordinated cash flow bonds. If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.39%, respectively, at June 30, 2018, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.05% and 6.07%, respectively, at June 30, 2018.

(5)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at June 30, 2018.

(6)	Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(7)	For comparative purposes, at March 31, 2018, the Bond Portfolio was comprised of 29 bonds, which included 25 multifamily tax-exempt bonds that were collateralized by 20 affordable multifamily rental properties.

The fair value of the Bond Portfolio as a percentage of its UPB increased from 101.0% at March 31, 2018 to 103.3% at June 30, 2018, while the weighted-average debt service coverage ratio of the Bond Portfolio was 1.10x and 1.12x at March 31, 2018 and June 30, 2018, respectively.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with this portfolio. The net fair value of these financial instruments was $2.0 million at June 30, 2018.

Energy Capital Portfolio

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects with an alternative asset manager to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America. These loans include late-stage development, construction and permanent loans. We invest in these loans directly or through multiple ventures that include: Renewable Energy Lending, LLC (“REL”); Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”) (hereinafter, the “Solar Ventures”). Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures.

On June 1, 2018, the Company bought out its investment partner in REL for $5.1 million. As a result, the Company was the sole owner of REL as of June 30, 2018, and consolidated REL for reporting purposes. The purchase price paid by the Company was allocated to the net assets acquired based on their relative fair values. At June 30, 2018, REL holds a 50% membership interest in each of SCL and SPL that had a carrying value of $86.1 million and $3.4 million, respectively.

Upon the formation of SDL, the Company and its capital partner each agreed to contribute 50% of the initial and incremental capital contributions to the partnership.  However, during the third quarter of 2017, the partners agreed that the Company would fund 10% and our capital partner would fund the remaining 90% for a particular portfolio of loans, thereby causing our ownership interest in SDL to decrease in percentage terms.  At June 30, 2018, the Company’s investment in SDL had a carrying value of $4.3 million, representing a 15.3% ownership interest.

At June 30, 2018, the UPB of loans that were funded through the Solar Ventures was $174.0 million. Loans outstanding at June 30, 2018, had a weighted-average remaining maturity of five months and a weighted-average coupon of 9.1%. Additionally, on July 13, 2018, the Company extended the investment period in SDL, SCL and SPL with our capital partner through July 15, 2023.

Other Assets and Liabilities Portfolio

In our Other Assets and Liabilities portfolio, we manage the Company’s cash, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company. An overview of the primary assets and liabilities within this portfolio follows.

Cash

As of June 30, 2018, we had $27.0 million of unrestricted cash and $15.9 million of restricted cash that was primarily pledged as collateral in connection with risk management and financing arrangements.

Hunt Note

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing to Hunt through a $57.0 million note receivable from Hunt that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum.  The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020.

Real Estate-Related Investments

When the Company conveyed its international asset and investment management business to Hunt, it retained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”), along with related financing for that investment and a foreign currency hedge agreement for risk management purposes. SAWHF is a multi-investor fund managed by International Housing Solutions S.à r.l. (“IHS”) that began operations in April 2008 and is currently in the process of exiting its investments by its amended maturity date of April 2019. The carrying value of the Company’s investment in SAWHF was $11.6 million at June 30, 2018.

At June 30, 2018, we owned one direct investment in real estate consisting of a land parcel.  This undeveloped real estate is located just outside the city of Winchester in Frederick County, Virginia and had a carrying value of $3.6 million as of June 30, 2018.

At June 30, 2018, we were an equity partner in five real estate-related investments consisting of (i) an 80.0% ownership interest in a mixed-use town center development whose incremental tax revenues secure our infrastructure bond investments and (ii) four limited partner interests in partnerships that owned affordable housing and in which our ownership percentage ranged from 74.25% to 98.99%. The carrying value of these five investments was $22.8 million at June 30, 2018.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized.  As of December 31, 2017, the carrying value of our DTAs was $140 million, although these assets were fully reserved because management determined that, as of such reporting date, it was not more likely than not that the Company would realize its DTAs. The Company’s DTAs remain fully reserved as of June 30, 2018.

Debt Obligations

This portfolio includes the Company’s subordinated debt, notes payable and other debt.  The carrying value and weighted-average yield of these debt obligations at June 30, 2018 is provided below in Table 21.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with debt obligations in this portfolio. The net fair value of these financial instruments was $4.6 million at June 30, 2018.

Interests in MGM

As consideration for the sale of our LIHTC business to Morrison Grove Management, LLC (“MGM”) in 2014, the Company received an option to acquire the LIHTC business of MGM, which primarily manages LIHTC investments on behalf of third party investors and for its own account.  This purchase option was converted on January 8, 2018, into a purchase and sale agreement that requires the Company to complete the purchase of MGM subject to certain conditions precedent.  On January 8, 2018, the Company also (i) executed agreements to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property and (ii) purchased a $9.0 million senior loan from an MGM affiliate.  This senior loan, which is secured by assets of MGM, bears interest at 11% payable quarterly.  The unpaid principal balance of this loan, which was $9.0 million as of June 30, 2018, is payable in full in June 2020. Hunt has the right to elect to take assignment of these agreements and settle directly with MGM, including the purchase of the $9.0 million senior loan from the Company. As of the filing date of this Report, the Company anticipates that, subject to receipt of satisfactory closing deliverables, Hunt will elect to take such assignment and close directly with MGM. Should Hunt elect to take such assignment the Company would recognize an increase in GAAP common shareholders’ equity of approximately $14 million.

Our External Manager

In conjunction with the Disposition, we entered into a management agreement with the External Manager (the “Management Agreement”) that took effect on January 8, 2018. At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the management services being provided by the External Manager, the Company pays the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an annual incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  However, for the first and second quarters of 2018, the base management fee was fixed at $1 million per quarter.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs including costs associated with an allocable share of the costs of (i) noninvestment personnel of the External Manager who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on such matters) and (ii) the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) based on the percentage of their time spent managing the Company. Such reimbursement is, however, subject to a cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP common shareholders’ equity exceeds $500 million.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity increased to $186.7 million at June 30, 2018 from $178.4 million at March 31, 2018. This change was driven by $6.8 million in comprehensive income that was allocable to common shareholders and by $1.5 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased $1.20 per share in the second quarter of 2018 to $32.02 at June 30, 2018.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $6.8 million in the second quarter of 2018, which consisted of $2.8 million of net income that was allocable to common shareholders and $4.0 million of other comprehensive income that was allocable to common shareholders. In comparison, we recognized $8.2 million of comprehensive income that was allocable to common shareholders during the second quarter of 2017, which consisted of $7.4 million of net income that was allocable to common shareholders and $0.8 million of other comprehensive income that was allocable to common shareholders.

Net income that we recognized in the second quarter of 2018 was primarily driven by net interest income, net gains on derivatives and equity in income from unconsolidated funds and ventures. Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other comprehensive income that we reported in the second quarter of 2018 was primarily attributable to net unrealized holding gains that we recognized in connection with our bond portfolio. Refer to “Consolidated Balance Sheet Analysis” for more information about other comprehensive income.

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

Table 2 provides a balance sheet summary for the periods presented. For presentation purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 2 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities. For the periods presented, the assets, liabilities and non-controlling interests related to these CFVs were attributable to consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agree to indemnify the purchaser of our general partner interest in such funds from investor claims related to those guarantees. However, the Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017. See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” and Note 15, “Consolidated Funds and Ventures,” for more information about CFVs.

Table 2: Balance Sheet Summary

	At	At	At
	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2018	2018	2017	2Q 2018
Assets
Cash and cash equivalents	$27,045	$33,444	$35,693	$(6,399)
Restricted cash (without CFVs)	15,916	15,870	21,271	46
Investments in debt securities (without CFVs)	162,261	157,824	143,604	4,437
Investments in partnerships (without CFVs)	128,206	122,432	128,820	5,774
Loans	66,299	66,299	736	─
Other assets (without CFVs)	17,585	17,497	12,730	88
Assets of discontinued operations	─	─	61,220	─
Assets of CFVs (1)	─	─	127,812	─
Total assets	$417,312	$413,366	$531,886	$3,946

Liabilities and Noncontrolling Interests
Debt (without CFVs)	$203,087	$205,099	$209,427	$(2,012)
Accounts payable and accrued expenses	3,405	4,137	6,098	(732)
Other liabilities (without CFVs) (1)	24,138	25,717	21,482	(1,579)
Liabilities of discontinued operations	─	─	17,212	─
Liabilities of CFVs	─	─	50,565	─
Noncontrolling interests related to CFVs	─	─	89,529	─
Total liabilities and noncontrolling interests	$230,630	$234,953	$394,313	$(4,323)

Common Shareholders' Equity	$186,682	$178,413	$137,573	$8,269

Common shares outstanding	5,770	5,746	5,618	24
Common shareholders' equity per common share	$32.35	$31.05	$24.49	$1.30

Diluted common shareholders' equity (2)	$196,205	$188,947	$146,915	$7,258
Diluted common shares outstanding	6,128	6,130	6,002	(2)
Diluted common shareholders' equity per common share	$32.02	$30.82	$24.48	$1.20

(1)	Deferred revenue balances associated with financial guarantees that were made by the Company to 11 guaranteed LIHTC funds had been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company had consolidated such guaranteed LIHTC funds for reporting purposes. The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.5 million at December 31, 2017. The 11 guaranteed LIHTC funds were deconsolidated as of March 31, 2018, and, as a result, related deferred revenue balances were derecognized from the Company’s Consolidated Balance Sheets as of such reporting date.

(2)	Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise. These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares. The carrying value of liabilities that relate to all outstanding employee common share options was $9.5 million, $10.5 million and $9.3 million at June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

Common Shareholders’ Equity

Table 3 summarizes the changes in common shareholders’ equity for the periods presented.

Table 3: Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net income allocable to common shareholders	$2,762	$7,417	$(4,655)	$21,102	$3,973	$17,129
Other comprehensive income allocable to common shareholders	4,047	768	3,279	13,207	1,120	12,087
Other changes in common shareholders' equity	1,460	(937)	2,397	14,800	(2,870)	17,670
Net change in common shareholders' equity	$8,269	$7,248	$1,021	$49,109	$2,223	$46,886

Other Comprehensive Income Allocable to Common Shareholders

Table 4 summarizes other comprehensive income that was allocable to common shareholders for the periods presented.

Table 4: Other Comprehensive Income Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Bond related activity:
Bond fair value adjustments	$4,465	$(550)	$5,015	$1,118	$(861)	$1,979
Increase in accumulated other comprehensive income due to equity in losses from LTPPs	─	1,089	(1,089)	─	2,207	(2,207)
Reclassification of unrealized gains to operations due to impairment	─	─	─	(135)	─	(135)
Recognition of unrealized holding gains due to deconsolidation of consolidated LTPPs	─	─	─	9,415	─	9,415
Other comprehensive income related to bond activity	4,465	539	3,926	10,398	1,346	9,052
Income tax benefit (expense)	242	243	(1)	(14)	─	(14)
Cumulative translation adjustment	(660)	(14)	(646)	2,823	(226)	3,049
Other comprehensive income allocable to common shareholders	$4,047	$768	$3,279	$13,207	$1,120	$12,087

Other comprehensive income that was allocable to common shareholders for the three months ended June 30, 2018 increased compared to other comprehensive income for the three months ended June 30, 2017, primarily as a result of a net increase in unrealized holdings gains that we recognized in the second quarter of 2018 in connection with bond investments. Such net increase was largely attributable to the measured change in fair value of a property that secures a non-performing multifamily tax-exempt bond investment, an increase in value of which considers third party indications of value that were obtained in connection with the pending sale of such property.

Other comprehensive income that was allocable to common shareholders for the six months ended June 30, 2018 increased compared to other comprehensive income for the six months ended June 30, 2017, primarily as a result of (i) the recognition of unrealized holding gains associated with bond investments that were no longer eliminated for reporting purposes in the first quarter of 2018 due to the derecognition of corresponding lower tier property partnerships; (ii) the reversal of a $3.4 million cumulative translation adjustment due to the sale of our international asset and investment management business in the first quarter of 2018 and (iii) a net increase in unrealized holdings gains that we recognized during the six months ended June 30, 2018, in connection with the measured change in fair value of property that secures a non-performing multifamily tax-exempt bond investment.

Other Changes in Common Shareholders’ Equity

Table 5 summarizes other changes in common shareholders’ equity for the periods presented.

Table 5: Other Changes in Common Shareholders’ Equity

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Common share repurchases	$(3,341)	$(982)	$(2,359)	$(3,341)	$(2,752)	$(589)
Common shares issued	4,250	─	4,250	8,375	─	8,375
Net change due to change in accounting principles	─	─	─	9,206	─	9,206
Foreign exchange gains	─	─	─	─	─	─
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	─	─	(73)	(207)	134
Director and employee share awards	82	45	37	164	89	75
Options exercised	784	─	784	784	─	784
Options tendered for payment of withholding taxes	(315)	─	(315)	(315)	─	(315)
Other changes in common shareholders' equity	$1,460	$(937)	$2,397	$14,800	$(2,870)	$17,670

The amount of other changes in common shareholders’ equity for the three months ended June 30, 2018 increased compared to that reported for the three months ended June 30, 2017, primarily as a result of the issuance of 125,000 common shares to Hunt in connection with the Disposition and the exercise of options granted to one of our officers. The impact of the issuance of common shares was partially offset by an increase in the number of common shares that were repurchased by the Company during the second quarter of 2018.

The amount of other changes in common shareholders’ equity for the six months ended June 30, 2018 increased compared to that reported for the six months ended June 30, 2017, primarily as a result of (i) a $9.2 million transition adjustment to retained earnings that we recognized in connection with the adoption of new accounting standards on January 1, 2018 (see “Adoption of New Accounting Standards” within Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies”), (ii) the issuance of 250,000 common shares to Hunt during the six months ended June 30, 2018 that was made in connection with the Disposition and (iii) the exercise of options granted to one of our officers.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and six months ended June 30, 2018 and June 30, 2017 and should be read in conjunction with our financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

For presentation purposes, income (loss) that was attributable to noncontrolling interest holders of CFVs are excluded from our comparative discussion of our results of operations because (i) the Company had a minimal ownership interest in these consolidated entities and (ii) such income (loss) does not affect the measurement of diluted common shareholders’ equity per common share, which is a key metric that is used by management to evaluate the Company’s financial performance. In this regard, the discussion and analysis of consolidated results of operations herein is focused on income (loss) that is allocable to common shareholders. Additionally, income (loss) that was attributable to businesses or assets that were conveyed by the Company in the Disposition was reclassified for all reporting periods and is presented as discontinued operations. The Disposition resulted in the deconsolidation from the Company’s Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and the derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017. See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures,” for more information about income (loss) that was attributable to noncontrolling interest holders of CFVs.

Net Income Allocable to Common Shareholders

Table 6 summarizes net income allocable to common shareholders for the periods presented.

Table 6: Net Income Allocable to Common Shareholders

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net interest income	$3,209	$2,130	$1,079	$6,104	$4,547	$1,557
Other income	293	212	81	513	509	4
Operating and other expenses:
Other interest expense	(1,151)	(1,190)	39	(2,187)	(2,378)	191
Operating expenses	(3,062)	(2,914)	(148)	(11,305)	(8,764)	(2,541)
Net gains (losses) on real estate sales and operations, derivatives, loans and debt extinguishment of liabilities	2,053	3,035	(982)	4,362	(261)	4,623
Equity in income from unconsolidated funds and ventures	1,555	2,846	(1,291)	2,382	4,941	(2,559)
Net loss allocated to common shareholders related to CFVs	─	(1,089)	1,089	─	(2,197)	2,197
Net income (loss) to common shareholders from continuing operations before income taxes	2,897	3,030	(133)	(131)	(3,603)	3,472
Income tax (expense) benefit	(754)	(1,579)	825	36	(166)	202
Net income to common shareholders from discontinued operations, net of tax	619	5,499	(4,880)	21,197	6,692	14,505
Net losses allocable to noncontrolling interests in CFVs related to discontinued operations	─	467	(467)	─	1,050	(1,050)
Net income allocable to common shareholders	$2,762	$7,417	$(4,655)	$21,102	$3,973	$17,129

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 7 summarizes net interest income for the periods presented.

Table 7: Net Interest Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Interest income:
Interest on bonds	$2,709	$2,358	$351	$5,247	$4,855	$392
Interest on loans and short-term investments	1,173	216	957	2,141	547	1,594
Total interest income	3,882	2,574	1,308	7,388	5,402	1,986
Asset related interest expense:
Bond related debt	(673)	(444)	(229)	(1,284)	(855)	(429)
Total interest expense	(673)	(444)	(229)	(1,284)	(855)	(429)
Net interest income	$3,209	$2,130	$1,079	$6,104	$4,547	$1,557

Net interest income for the three months and six months ended June 30, 2018 increased compared to that reported for the three months and six months ended June 30, 2017 primarily due to (i) interest income on a $57.0 million note receivable that we recognized during 2018 in connection with the Disposition; (ii) the recognition of interest income on a $9.0 million senior loan during 2018 that we acquired from an affiliate of MGM and (iii) the recognition of interest income associated with bond investments that were recognized in the first quarter of 2018 upon the deconsolidation of various CFVs. The impact associated with these items was partially offset by an increase in interest expense associated with bond related debt that was prompted by the reclassification of Notes payable and other debt to bond related debt. The reclassification of such debt obligations was made in connection with the aforementioned bond investments that were recognized in the first quarter of 2018 upon the deconsolidation of various CFVs.

Other Income

Other Income includes our asset management fees and reimbursements as well as other miscellaneous income.

Table 8 summarizes other income for the periods presented.

Table 8: Other Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Other income	$293	$212	$81	$513	$509	$4

Other income for the three months ended June 30, 2018 increased compared to that reported for the three months ended June 30, 2017 primarily due to the recognition in the second quarter of 2018 of approximately $0.1 million of non-recurring income that was received in connection with the settlement of a third-party guaranty related to a previously owned property.

Other income for the six months ended June 30, 2018 was relatively unchanged compared to that reported for the six months ended June 30, 2017. The reported decrease in asset management fees and reimbursements, which was attributable to the sale of properties from managed funds after June 30, 2017, was largely offset by an increase in non-recurring miscellaneous income earned during the six months ended June 30, 2018.

Other Interest Expense

Other interest expense represents our cost of funding associated with senior and subordinated debt that does not finance our interest earning assets.

Table 9 summarizes other interest expense for the periods presented.

Table 9: Other Interest Expense

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Subordinated debt	$(862)	$(1,106)	$244	$(1,581)	$(2,221)	$640
Notes payable and other debt	(289)	(84)	(205)	(606)	(157)	(449)
Other interest expense	$(1,151)	$(1,190)	$39	$(2,187)	$(2,378)	$191

Other interest expense for the three months and six months ended June 30, 2018, declined compared to that reported for the three months and six months ended June 30, 2017 primarily as a result of our discounted purchase of $26.4 million of the Company’s subordinated debt in 2017. This decline was partially offset by increases in cost of funding that were driven by (i) the issuance of debt in the third quarter of 2017 that was used to finance our purchase of an 11.85% ownership interest in SAWHF and (ii) an increase in variable interest rates associated with our subordinated debt.

Operating Expenses

Operating expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 10 summarizes operating expenses for the periods presented.

Table 10: Operating Expenses

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Salaries and benefits	$209	$(1,463)	$1,672	$(1,095)	(5,267)	$4,172
External management fees and reimbursable expenses	(2,184)	─	(2,184)	(4,703)	─	(4,703)
General and administrative	(356)	(411)	55	(704)	(773)	69
Professional fees	(587)	(871)	284	(3,801)	(2,331)	(1,470)
Other expenses	(144)	(169)	25	(1,002)	(393)	(609)
Operating expenses	$(3,062)	$(2,914)	$(148)	$(11,305)	$(8,764)	$(2,541)

Operating expenses for the three months ended June 30, 2018 were relatively flat compared to those reported for the three months ended June 30, 2017, as the increase in external management fees and reimbursable expenses, which was driven by the Company’s conversion to an externally-managed business model, was largely offset by a reduction in (i) employee-related compensation and other overhead costs as a result of the Company being externally-managed and (ii) non-recurring professional fees that were incurred during the three months ended June 30, 2017 in connection with the Disposition that was settled during the first quarter of 2018.

Operating expenses for the six months ended June 30, 2018 increased compared to those reported for the six months ended June 30, 2017, primarily due to an increase in non-recurring professional fees that was largely driven by the Disposition and a $0.4 million impairment loss on certain equity investments. Additionally, the external management fees and reimbursable expenses payable to our External Manager in 2018 were only partially offset by decreases in employee-related compensation and other overhead costs because the cap on reimbursable compensation-related expenses under the Management Agreement was not met until late in the second quarter of 2018. The increase in operating expenses was partially offset by the decline in salaries and benefits due to a reduction in recognized stock compensation-related expense during the first six months of 2018 as a result of movement in the Company’s share price compared to the first six months of 2017.

Net Gains (Losses) Relating to Derivatives, Real Estate-Related Investments, Loans and Extinguishment of Liabilities

Net gains (losses) relating to derivatives, real estate-related investments, loans and extinguishment of liabilities includes net realized or unrealized gains or losses associated with loans and derivative instruments, as well as includes gains that are realized by the Company in connection with the extinguishment of its recognized debt obligations.

Table 11 summarizes Net gains (losses) for the periods presented.

Table 11: Net Gains (Losses)

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net gains (losses) on derivatives	2,053	(968)	3,021	$4,362	$1,071	$3,291
Net gains on real estate-related investments	─	174	(174)	─	174	(174)
Net losses on loans	─	─	─	─	(5,335)	5,335
Net gains on extinguishment of liabilities	─	3,829	(3,829)	─	3,829	(3,829)
Total net gains (losses)	$2,053	$3,035	$(982)	$4,362	$(261)	$4,623

Net gains (losses) for the three months ended June 30, 2018 declined compared to those reported for the three months ended June 30, 2017 primarily due to non-recurring extinguishment gains that were recognized in the second quarter of 2017 in connection with the discounted purchase of $19.9 million of subordinated debt. This decline was partially offset by a net increase in the overall fair value of derivative instruments due to an increase in interest rates.

Net gains (losses) for the six months ended June 30, 2018 increased compared to those reported for the six months ended June 30, 2017 primarily due to $5.3 million of non-recurring fair value losses that we recognized in the first quarter of 2017 associated with a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017. This net increase was also partially attributable to an increase in net gains on derivatives, which was primarily driven by a net increase in the fair value of derivative instruments that we use to hedge interest rate risk. These increases were partially offset by $3.8 million of non-recurring extinguishment gains that were recognized in the second quarter 2017 in connection with discounted purchases of debt obligations that were made by the Company during such reporting period.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 12 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 12: Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S. real estate partnerships	$107	$(35)	$142	$226	$145	$81
Solar Ventures	1,556	2,881	(1,325)	1,972	4,796	(2,824)
SAWHF	(108)	─	(108)	184	─	184
Equity in income from unconsolidated funds and ventures	$1,555	$2,846	$(1,291)	$2,382	$4,941	$(2,559)

Equity in income from unconsolidated funds and ventures for the three months and six months ended June 30, 2018 declined compared to that reported for the three months and six months ended June 30, 2017 primarily due to (i) a decline in the amount of loan origination and related fees that were earned by the Solar Ventures, (ii) an increase in the preferred return earned by our previous institutional capital partner in REL and (iii) a decrease in interest income earned by REL in connection with a loan investment due to the partial redemption of the loan.

Net Income to Common Shareholders from Discontinued Operations

Net income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Table 13 summarizes our income from discontinued operations, net of tax related to the sale of certain businesses and assets.

Table 13: Net Income to Common Shareholders from Discontinued Operations

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Income from discontinued operations	$551	$5,499	$(4,948)	$777	$6,692	$(5,915)
Net gain from disposal of business	68	─	68	20,420	─	20,420
Total net gain from discontinued operations	619	5,499	(4,880)	21,197	6,692	14,505
Loss from discontinued operations allocable to noncontrolling interests	─	467	(467)	─	1,050	(1,050)
Net income to common shareholders from discontinued operations	$619	$5,966	$(5,347)	$21,197	$7,742	$13,455

Net income to common shareholders from discontinued operations for the three months ended June 30, 2018 declined compared to that reported for the three months ended June 30, 2017 because of the derecognition in the first quarter of 2018 of various businesses and assets that were conveyed to Hunt in connection with the Disposition.

Net income to common shareholders from discontinued operations for the six months ended June 30, 2018 increased compared to that reported for the six months ended June 30, 2017 primarily due to a net gain of $20.4 million that we recognized in the first quarter of 2018 in connection with the Disposition. The impact of this net gain was partially offset by a decline in income from discontinued operations that was primarily driven by (i) the short duration of the Company’s ownership in the first quarter of 2018 of the businesses and assets that were conveyed in the Disposition, while corresponding amounts reported for the six months ended June 30, 2017 reflect ownership of such items for a full reporting period and (ii) the derecognition upon settlement of the Disposition of noncontrolling interests associated with previously consolidated property partnerships. See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” for more information.

Net Loss from CFVs Allocable to Common Shareholders

Table 14 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 14: Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2018		2017	Change	2018		2017	Change
Interest on loans and short-term investments	$	─	$2	$(2)	$	─	$5	$(5)
Other income		─	239	(239)		─	239	(239)
Interest expense		─	(93)	93		─	(186)	186
Professional fees		─	(65)	65		─	(102)	102
Impairment		─	(6,795)	6,795		─	(11,400)	11,400
Asset management fee expense		─	(1,095)	1,095		─	(2,190)	2,190
Other expenses		─	(459)	459		─	(911)	911
Equity in losses from LTPPs of CFVs		─	(3,879)	3,879		─	(7,262)	7,262
Net loss from CFVs		─	(12,145)	12,145		─	(21,807)	21,807
Net loss from CFVs allocable to noncontrolling interest in CFVs from continuing operations		─	11,056	(11,056)		─	19,610	(19,610)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(1,089)	$1,089	$	─	$(2,197)	$2,197

Table 15 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 15: Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2018		2017	Change	2018		2017	Change
Equity in losses from LTPPs		─	(1,089)	1,089	$	─	$(2,207)	$2,207
Equity in income from consolidated property partnerships		─	─	─		─	10	(10)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(1,089)	$1,089	$	─	$(2,197)	$2,197

The sale of our LIHTC business line and certain assets to Hunt on January 8, 2018 resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017. As a result, for the three months and six months ended June 30, 2018, the Company did not recognize any revenues, expenses, assets, liabilities or noncontrolling interests associated with such CFVs or an allocation to common shareholders during such reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; and (iii) cash flows from investing activities.

Summary of Cash Flows

For purposes of presenting the Company’s summary of cash flows and changes thereto, Tables 16 – 19 of this Report have been retrospectively adjusted to reflect the Company’s adoption on January 1, 2018, of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance requires the Company to include amounts that are deemed to be restricted cash and restricted cash equivalents together with its cash and cash equivalent balances for purposes of preparing its Consolidated Statements of Cash Flows.

Table 16 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though changes in such balances that were attributable to CFVs are separately identified in such tabular disclosure. However, changes in net cash flows that are reported in Tables 17, 18 and 19 are exclusive of changes in restricted cash of CFVs. At June 30, 2018, and June 30, 2017, $15.9 million and $46.1 million, respectively, of cash, cash equivalents and restricted cash as presented below in Table 16 represents restricted cash.

As a result of the Disposition, $19.7 million and $20.0 million of cash, cash equivalents and restricted cash were classified in the Consolidated Balance Sheets as “Assets of discontinued operations” at December 31, 2017 and June 30, 2017, respectively.

We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

Table 16: Net Decrease in Cash, Cash Equivalents and Restricted Cash

	For the six months ended June 30, 2018
(in thousands)	MMA	CFVs		Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632		$24,554	$100,186
Net cash used in:
Operating activities	(9,162)		─	(9,162)
Investing activities	(23,173)		(24,554)	(47,727)
Financing activities	(336)		─	(336)
Net decrease in cash, cash equivalents and restricted cash	(32,671)		(24,554)	(57,225)
Cash, cash equivalents and restricted cash at end of period	$42,961	$	─	$42,961

	For the six months ended June 30, 2017
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$79,445	$23,584	$103,029
Net cash used in:
Operating activities	(1,987)	(1,719)	(3,706)
Investing activities	(1,906)	1,952	46
Financing activities	(15,714)	(47)	(15,761)
Net decrease in cash, cash equivalents and restricted cash	(19,607)	186	(19,421)
Cash, cash equivalents and restricted cash at end of period	$59,838	$23,770	$83,608

Operating Activities

Table 17 provides information about net cash flows provided by, or used in, operating activities for the periods presented. Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 17: Net Cash Flows Associated With Operating Activities

	For the six months ended
	June 30,
(in thousands)	2018	2017	Change
Interest income	$7,830	$7,533	$297
Distributions received from investments in partnerships	3,606	2,127	1,479
Asset management fees received	1,017	7,163	(6,146)
Other income	167	374	(207)
Salaries and benefits	(184)	(10,949)	10,765
Advances on and originations of loans held for sale	(9,000)	─	(9,000)
Interest paid	(3,672)	(3,934)	262
Professional fees	(4,672)	(3,057)	(1,615)
External management fees and reimbursable expenses	(2,521)	─	(2,521)
General and administrative	(901)	(1,474)	573
Other expenses	(692)	(123)	(569)
Other	(140)	353	(493)
Net cash flows used in operating activities	$(9,162)	$(1,987)	$(7,175)

Net cash flows used in operating activities increased by $7.2 million during the six months ended June 30, 2018 as compared to amounts used during the six months ended June 30, 2017. This net increase was primarily driven by the following: (i) the purchase of a $9.0 million senior loan from an MGM affiliate; (ii) a $6.1 million decrease in asset management fees received as a result of the Disposition; (iii) $2.5 million of external management fees and reimbursable expenses incurred as a result of the Company’s conversion to an externally managed business model in the first quarter of 2018 in connection with the Disposition; and (iv) a $1.6 million increase in net cash flows used for professional fees that was primarily driven by professional services rendered in connection with the Disposition. The effects of these items were partially offset by a $10.8 million decrease in cash flows used for salaries and benefits as a result of the Company’s conversion to an externally managed business model following the Disposition.

Investing Activities

Table 18 provides information about net cash flows provided by, or used in, investing activities for the periods presented. Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 18: Net Cash Flows Associated With Investing Activities

	For the six months ended
	June 30,
(in thousands)	2018	2017	Change
Principal payments and sales proceeds received on bonds and loans	$6,885	$12,472	$(5,587)
Proceeds from the sale of real estate and other investments	63	2,613	(2,550)
Cash and restricted cash derecognized in the Disposition	(21,942)	─	(21,942)
Capital distributions received from investments in partnerships	17,866	665	17,201
Investments in property partnerships and real estate	(26,045)	(2,128)	(23,917)
Advances on and originations of loans held for investment	─	(15,528)	15,528
Net cash flows used in investing activities	$(23,173)	$(1,906)	$(21,267)

Net cash flows used in investing activities during the six months ended June 30, 2018 increased by $21.3 million as compared to amounts used during the six months ended June 30, 2017. This net increase was primarily driven by the following: (i) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition; (ii) a $23.9 million increase in investments in partnerships that were made by the Company that primarily related to the Solar Ventures; and (iii) a decline in the pace of redemption of bonds and loans. The effects of these items were partially offset by (i) a $17.2 million increase in capital distributions received from investments in partnerships, primarily related to the Solar Ventures for the six months ended June 30, 2018; and (ii) a $15.5 million decrease in loan originations and advances during the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017.

Financing Activities

Table 19 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 19: Net Cash Flows Associated With Financing Activities

	For the six months ended
	June 30,
(in thousands)	2018	2017	Change
Proceeds from borrowing activity	$12,189	$7,309	$4,880
Repayment of borrowings	(17,244)	(20,065)	2,821
Purchase of common shares	(3,341)	(2,751)	(590)
Options tendered for payment of withholding taxes	(315)	─	(315)
Issuance of common shares	8,375	─	8,375
Other	─	(207)	207
Net cash flows used in financing activities	$(336)	$(15,714)	$15,378

Net cash flows used in financing activities during the six months ended June 30, 2018 decreased by $15.4 million as compared to amounts used during the six months ended June 30, 2017. This decrease in net cash flows used for such activities was primarily attributable to (i) an $8.4 million increase in net cash flows provided from the private placement of 250,000 of the Company’s common shares to Hunt; (ii) a $4.9 million increase in net cash flows provided from borrowing activity that was largely associated with total return swap financing arrangements that were consummated during the first quarter of 2018 and (iii) a $2.8 million decrease in the amount of net cash flows used to repay borrowings. During the six months ended June 30, 2017, the Company used $17.9 million of cash to execute discounted purchases of the Company’s fixed rate subordinated debt while the Company used $16.3 million of cash in the six month-period ended June 30, 2018 to terminate a total return swap that financed one of our leveraged bond investments.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 20 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2018 and December 31, 2017. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about these contractual commitments.

Table 20: Asset Related Debt and Other Debt

	At		At
	June 30, 2018		December 31, 2017
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$96,566	2.9%	$83,838	3.1%

Other Debt (2)
Subordinated debt	98,852	3.5	99,997	2.6
Notes payable and other debt	7,669	14.6	25,592	6.7
Total other debt	106,521	4.3	125,589	3.5

Total asset related debt and other debt	203,087	3.6	209,427	3.3

Debt related to CFVs (3)	─	─	6,712	6.5

Total debt	$203,087	3.6%	$216,139	3.4%

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)	Other debt is debt that does not finance interest-bearing assets. The interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.
(3)	See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures,” for more information about CFVs.

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Subordinated Debt

At June 30, 2018 and December 31, 2017, the Company had subordinated debt with a UPB of $90.7 million and $91.6 million, respectively. The carrying value and weighted-average yield of this debt at June 30, 2018 and December 31, 2017 is provided above in Table 20. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At June 30, 2018 and December 31, 2017, the Company had notes payable and other debt with a UPB of $8.0 million and $26.0 million, respectively. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Debt Related to CFVs

The Disposition resulted in the derecognition from the Company’s Consolidated Balance Sheets of nearly all CFVs. As a result, all debt obligations associated with CFVs were derecognized upon the settlement of the Disposition. Consequently, the Company had no recognized debt related to CFVs as of June 30, 2018.

At December 31, 2017, the $6.7 million of debt related to CFVs consisted of debt obligations associated with one of the guaranteed LIHTC funds that we consolidated for reporting purposes. At December 31, 2017, the carrying value of this debt, which was due on demand, equaled its UPB and its weighted-average effective interest rate was 6.5%.

Covenant Compliance and Debt Maturities

At June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company had guaranteed minimum yields to investors in 11 guaranteed LIHTC funds that were consolidated for reporting purposes. The Company also had agreed to make mandatory loans to MMA Capital TC Fund I for distribution to the fund investor in the event of certain tax credit shortfalls covered by a tax credit guarantee provided by the Company. Refer to Notes to Consolidated Financial Statements – Note 9, “Guarantees and Collateral,” for more information about our guarantees and certain other contingent arrangements.

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

The Company had no unfunded loan commitments at June 30, 2018 and December 31, 2017. Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments for various purposes and that contingently obligate the Company in most cases to make payments to its counterparties. Refer to Notes to Consolidated Financial Statements - Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 common shares, at a maximum price of $30.00 per share. The Company adopted a Rule 10b5-1 plan implementing the Board’s authorization. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50.

In the second quarter of 2018, the Company repurchased 121,027 common shares at an average price of $27.60. Between July 1, 2018 and August 2, 2018, the Company repurchased 3,973 common shares at an average price of $26.38.

In conjunction with the Disposition, the Company agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average purchase price of $33.50 per share. On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00. On June 26, 2018, the Company issued the remaining 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

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

At June 30, 2018, we had two shareholders with a greater than a 4.9% stake in the Company. Additionally, as of June 30, 2018, two officers of the Company could each have a greater than 4.9% stake in the Company for purposes of the Rights Plan following their required 2018 bonus award share purchases and prospective exercise of their vested option awards. In anticipation of these officers becoming greater than 4.9% shareholders, the Board of Directors has named each of them as an exempted person in accordance with the Rights Plan and determined that the exercise of the options and the required share award purchases will not, in and of themselves, constitute a triggering event for purposes of our Rights Plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements is based on the application of U.S. GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements. These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain. We base our accounting estimates and assumptions on historical experience and on judgments that we believe to be reasonable under the circumstances known to us at the time. Actual results could differ materially from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented and have discussed those policies with our Audit Committee.

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

•	fair value measurement of financial instruments;
•	consolidation; and
•	income taxes.

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

Item 1. Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$27,045	$35,693
Restricted cash (includes $23,495 related to consolidated funds and ventures ("CFVs") at December 31, 2017)	15,916	44,766
Investments in debt securities (includes $135,885 and $128,902 pledged as collateral)	162,261	143,604
Investments in partnerships (includes $99,142 related to CFVs at December 31, 2017)	128,206	227,962
Loans held for investment	57,299	736
Loans held for sale	9,000	─
Other assets (includes $5,175 related to CFVs at December 31, 2017)	17,585	17,905
Assets of discontinued operations	─	61,220
Total assets	$417,312	$531,886

LIABILITIES AND EQUITY
Debt (includes $6,712 related to CFVs at December 31, 2017)	$203,087	$216,139
Accounts payable and accrued expenses	3,405	6,098
Unfunded equity commitments to lower tier property partnerships related to CFVs	─	8,003
Other liabilities (includes $35,850 related to CFVs at December 31, 2017)	24,138	57,332
Liabilities of discontinued operations	─	17,212
Total liabilities	$230,630	$304,784

Commitments and contingencies (see Note 10)

Equity
Noncontrolling interests in CFVs	$ ─	$89,529
Common shareholders’ equity:
Common shares, no par value (5,671,794 and 5,525,687 shares issued and outstanding and 98,307 and 92,282 non-employee directors' deferred shares issued at June 30, 2018 and December 31, 2017, respectively)	132,322	96,420
Accumulated other comprehensive income ("AOCI")	54,360	41,153
Total common shareholders’ equity	186,682	137,573
Total equity	186,682	227,102
Total liabilities and equity	$417,312	$531,886

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Interest on bonds	$2,709	$2,358	$5,247	$4,855
Interest on loans and short-term investments (includes $2 and $5 related to CFVs for the three months and six months ended June 30, 2017, respectively)	1,173	218	2,141	552
Total interest income	3,882	2,576	7,388	5,407
Interest expense
Asset related debt	673	444	1,284	855
Total interest expense	673	444	1,284	855
Net interest income	3,209	2,132	6,104	4,552

Non-interest revenue
Other income (includes $239 related to CFVs for the three months and six months ended June 30, 2017)	293	451	513	748
Total non-interest revenue	293	451	513	748
Total revenues, net of interest expense	3,502	2,583	6,617	5,300

Operating and other expenses
Interest expense (includes $93 and $186 related to CFVs for the three months and six months ended June 30, 2017, respectively)	1,151	1,283	2,187	2,564
Salaries and benefits	(209)	1,463	1,095	5,267
External management fees and reimbursable expenses	2,184	─	4,703	─
General and administrative	356	411	704	773
Professional fees (includes $65 and $102 related to CFVs for the three months and six months ended June 30, 2017, respectively)	587	936	3,801	2,433
Impairments (includes $6,795 and $11,400 related to CFVs for the three months and six months ended June 30, 2017, respectively)	─	6,795	388	11,400
Asset management fee expense (includes $1,095 and $2,190 related to CFVs for the three months and six months ended June 30, 2017, respectively)	24	1,101	43	2,228
Other expenses (includes $459 and $911 related to CFVs for the three months and six months ended June 30, 2017, respectively)	120	622	571	1,266
Total operating and other expenses	4,213	12,611	13,492	25,931

Equity in income (losses) from unconsolidated funds and ventures (includes ($3,879) and ($7,262) related to CFVs for the three months and six months ended June 30, 2017, respectively)	1,555	(1,033)	2,382	(2,321)
Net losses on loans	─	─	─	(5,335)
Net gains on real estate and other investments	─	174	─	174
Net gains (losses) on derivatives	2,053	(968)	4,362	1,071
Net gains on extinguishment of liabilities	─	3,829	─	3,829
Net income (losses) from continuing operations before income taxes	2,897	(8,026)	(131)	(23,213)
Income tax (expense) benefit	(754)	(1,579)	36	(166)
Net income from discontinued operations, net of tax	619	5,499	21,197	6,692
Net income (loss)	2,762	(4,106)	21,102	(16,687)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	─	11,056	─	19,610
Related to discontinued operations	─	467	─	1,050
Net income allocable to common shareholders	$2,762	$7,417	$21,102	$3,973

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic income per common share:
Income (loss) from continuing operations	$0.37	$0.25	$(0.02)	$(0.64)
Income from discontinued operations	0.11	1.01	3.74	1.31
Income per common share	$0.48	$1.26	$3.72	$0.67

Diluted income per common share:
Income (loss) from continuing operations	$0.32	$0.21	$(0.02)	$(0.64)
Income from discontinued operations	0.10	0.95	3.74	1.31
Income per common share	$0.42	$1.16	$3.72	$0.67

Weighted-average common shares outstanding:
Basic	5,697	5,893	5,673	5,915
Diluted	6,074	6,275	5,673	5,915

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income allocable to common shareholders	$2,762	$7,417	$21,102	$3,973
Net loss allocable to noncontrolling interests	─	(11,523)	─	(20,660)
Net income (loss)	$2,762	$(4,106)	$21,102	$(16,687)

Other comprehensive income allocable to common shareholders
Bond related changes:
Net unrealized gains	$4,465	$539	$1,118	$1,346
Reclassification of unrealized gains to operations due to impairment	─	─	(135)	─
Reinstatement of unrealized bond gains due to deconsolidation of Consolidated Lower Tier Property Partnerships	─	─	9,415	─
Net change in other comprehensive income due to bonds	4,465	539	10,398	1,346
Income tax benefit (expense)	242	243	(14)	─
Foreign currency translation adjustment	(660)	(14)	2,823	(226)
Other comprehensive income allocable to common shareholders	$4,047	$768	$13,207	$1,120

Comprehensive income to common shareholders	$6,809	$8,185	$34,309	$5,093
Comprehensive loss to noncontrolling interests	─	(11,523)	─	(20,660)
Comprehensive income (loss)	$6,809	$(3,338)	$34,309	$(15,567)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs		Total Equity
	Shares	Amount
Balance, January 1, 2018	5,617	$96,420	$41,153	$137,573		$89,529	$227,102
Net income	─	21,102	─	21,102		─	21,102
Other comprehensive income	─	─	13,207	13,207		─	13,207
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)		─	(73)
Options exercised	30	784	─	784		─	784
Common shares (restricted and deferred) issued under employee and non-employee director share plans	6	164	─	164		─	164
Net change due to deconsolidation	─	─	─	─		(89,529)	(89,529)
Cumulative change due to change in accounting principles	─	9,206	─	9,206		─	9,206
Common shares issued	250	8,375	─	8,375		─	8,375
Options tendered for payment of withholding taxes	(13)	(315)		(315)		─	(315)
Common share repurchases	(121)	(3,341)	─	(3,341)		─	(3,341)
Balance, June 30, 2018	5,769	$132,322	$54,360	$186,682	$	─	$186,682

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,102	$(16,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for credit losses and impairment (1)	388	11,400
Net equity in (income) losses from investments in partnerships (1)	(2,382)	2,545
Net gains on real estate and other investments	(63)	(184)
Gain on disposal of discontinued operations	(20,420)	─
Net losses on loans	─	5,335
Net (gains) losses on derivatives	(2,856)	270
Net gains on extinguishment of liabilities	─	(3,829)
Advances on and originations of loans held for sale	(9,000)	─
Distributions received from investments in partnerships	3,606	2,096
Subordinated debt effective yield amortization and interest accruals	(128)	(399)
Depreciation and other amortization (1)	(412)	1,289
Foreign currency gains	(35)	(496)
Stock-based compensation expense	1,128	1,667
Change in asset management fees receivable	275	(3,217)
Other, net	(365)	(3,496)
Net cash used in operating activities	(9,162)	(3,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	6,885	12,472
Advances on and originations of loans held for investment	─	(15,528)
Investments in partnerships and real estate	(26,045)	(2,128)
Proceeds from the sale of real estate and other investments	63	2,939
Cash and restricted cash derecognized in the Disposition	(23,009)	─
Restricted cash related to deconsolidated guaranteed LIHTC funds	(23,487)	─
Capital distributions received from investments in partnerships	17,866	2,291
Net cash (used in) provided by investing activities	(47,727)	46
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	12,189	7,309
Repayment of borrowings	(17,244)	(20,112)
Purchase of treasury stock	(3,341)	(2,751)
Options tendered for payment of withholding taxes	(315)	─
Issuance of treasury stock	8,375	─
Other, net	─	(207)
Net cash used in financing activities	(336)	(15,761)
Net decrease in cash, cash equivalents and restricted cash	(57,225)	(19,421)
Cash, cash equivalents and restricted cash at beginning of period (includes $19,727 of assets of discontinued operations as of December 31, 2017)	100,186	103,029
Cash, cash equivalents and restricted cash at end of period	$42,961	$83,608

(1)	These amounts primarily relate to CFVs for the six months ended June 30, 2017.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,672	$4,102
Income taxes paid	281	260

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	13,207	1,120
Debt and liabilities extinguished through sales and collections on bonds and loans	419	1,444
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principles	9,206	─
Increase in loans from the Disposition	57,000	─
Increase in investments in debt securities from the Disposition	17,986	─
Increase in other assets from the Disposition	2,142	─
Increase in deferred revenue from the Disposition	(13,000)	─
Increase in other accumulated other comprehensive income from the Disposition	(9,415)	─
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	6,138	─
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	784	─

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	(98,760)	─
Decrease in other assets	(5,174)	─
Decrease in debt	6,712	─
Decrease in unfunded equity commitments to lower tier property partnerships	8,003	─
Decrease in other liabilities	35,850	─
Decrease in noncontrolling interests	83,909	─

	At	At
	June 30,	June 30,
	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$27,045	$33,505
Restricted cash	15,916	30,072
Assets of discontinued operations	─	20,031
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$42,961	$83,608

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

The Company primarily invests in debt associated with real estate and infrastructure. We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts. Our investments, other assets and liabilities are organized into three portfolios:

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged to generate attractive risk adjusted returns;

•	Energy Capital – This portfolio includes investments that we have made directly or through joint ventures with an institutional capital partner in loans that finance renewable energy projects; and

•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”). In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to the Hunt Companies (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt” and this sale transaction is hereinafter referred to as the “Disposition”):

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

Proposed Conversion to a Corporation

On August 7, 2018, the Board authorized the Manager to convert our legal form of organization from a limited liability company to a corporation. Since its inception, the Company has followed a corporate form of governance and, in July 2013, elected to be taxed as a corporation. The proposed conversion would conform our legal form of organization to that of our tax and governance attributes.

If the conversion is approved by our shareholders, our common shares will be converted on a one-for-one basis from common shares of a limited liability company to common shares of a corporation and our current governance framework, including Board of Directors, will remain in place. Similarly, the measurement of our assets, liabilities and other tax, financial and accounting attributes for financial reporting purposes will be unchanged. However, upon conversion, we will be governed by the Delaware General Corporation Law (the “DGCL”) and a new certificate of incorporation instead of by the Delaware Limited Liability Company Act (the “LLC Act”) and our current limited liability company operating agreement.

The proposed conversion of the Company’s legal form to that of a corporation is subject to the approval of our shareholders. Accordingly, the Company will hold a special shareholders’ meeting during the fall at which shareholders will be provided an opportunity to vote on the Company’s proposed conversion. A proxy statement will be issued in advance of the meeting that provides more information about the Company’s proposed conversion including the differences between the DGCL and our proposed corporate documents as compared with the LLC Act and our current limited liability company operating agreement.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The unaudited interim consolidated financial statements as of, and for the three months and six months ended June 30, 2018, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Annual Report.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Balance Sheets and Consolidated Statements of Operations for all reporting periods presented as a result of certain discontinued operations occurring in the first quarter of 2018 as a result of the Disposition. We have also made certain reclassifications to prior year’s financial statements to enhance comparability with the current year’s financial statements.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management has made estimates in certain areas, including the determination of fair values for bonds, derivative instruments, guarantee obligations, and in prior periods certain assets and liabilities of CFVs. Management has also made estimates in the determination of impairment on bonds and real estate investments. Actual results could differ materially from these estimates.

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

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Only our asset management fee revenue is subject to Topic 606, which represents an insignificant portion of the Company’s total revenue. The adoption of Topic 606 did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the three or six months ended June 30, 2018.

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

Accounting for Business Combinations

In January 2017, ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” was issued. This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination. We adopted this new guidance on its effective date of January 1, 2018. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the six months ended June 30, 2018.

Accounting for Stock Compensation

In May 2017, ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” was issued. This guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718, “Compensation – Stock Compensation.” Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We adopted this new guidance on its effective date of January 1, 2018. The adoption of Topic 718 did not have an impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the six months ended June 30, 2018.

Accounting for Financial Instruments

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance makes technical corrections to certain aspects of ASU 2016-01. We adopted this new guidance on its effective date of June 30, 2018. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Improvements.” This guidance is intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This guidance establishes an impairment methodology that reflects lifetime expected credit losses rather than incurred losses. This guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This new guidance permits companies to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Act”) from AOCI to retained earnings. This new guidance, which also requires new disclosures, is effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Stock Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance expands the scope of Accounting Standards Codification (“ASC”) Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This new guidance is effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Note 2—Investments in Debt Securities

The Company’s investments in debt securities primarily consist of multifamily tax-exempt bonds and other real estate-related bond investments. These investments are classified as available for sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investments in other real estate-related bonds include: (i) municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development, (ii) a subordinated investment in a collateralized mortgage backed security that finances a mixed-use multifamily housing property and (iii) a tax-exempt bond that is fully secured by U.S. Treasury notes.

The weighted-average pay rate on the Company’s bond portfolio was 6.3% and 6.2% at June 30, 2018 and December 31, 2017, respectively. Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at June 30, 2018 and December 31, 2017.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$121,941	$76,447	$54,290	$(134)	$130,603	107%
Other real estate-related bond investments	36,825	30,957	860	(159)	31,658	86%
Total	$158,766	$107,404	$55,150	$(293)	$162,261	102%

	At
	December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$105,472	$67,982	$43,587	$ ─	$111,569	106%
Other real estate-related bond investments	37,050	31,163	1,203	(331)	32,035	86%
Total	$142,522	$99,145	$44,790	$(331)	$143,604	101%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net other-than-temporary impairments (“OTTI”) recognized in “Impairments” in our Consolidated Statements of Operations.

(2)	Includes one bond in a gross unrealized loss position for less than 12 consecutive months that had a fair value of $2.0 million and $4.1 million at June 30, 2018 and December 31, 2017, respectively. Also includes one bond that was in a gross unrealized loss position for more than 12 consecutive months and that had a fair value of $15.0 million at June 30, 2018 and December 31, 2017.

See Note 8, “Fair Value,” which describes factors that contributed to the $18.7 million increase in the reported fair value of the Company’s bond portfolio for the six months ended June 30, 2018.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments. If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents. At June 30, 2018, the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between March 2032 and March 2049. The Company also had five non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $13.1 million and $25.7 million, respectively, at June 30, 2018).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at June 30, 2018 and stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
June 30, 2018	$26,825	$20,957	$21,554
July 1 through December 31, 2018	1,868	255	2,126
2019	─	─	─
2020	22,080	12,883	23,171
2021	46,095	27,212	49,533
2022	51,898	36,097	55,773
Thereafter	10,000	10,000	10,104
Bonds that may not be prepaid	─	─	─
Total	$158,766	$107,404	$162,261

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at June 30, 2018 was 3.4 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Total current (1)	$149,375	$135,571
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	12,886	8,033
Total	$162,261	$143,604

(1)	Includes one bond that was placed on non-accrual during the second quarter of 2018, as collection of principal and interest was not reasonably assured, that had a fair value of $6.6 million at June 30, 2018.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $19.5 million and $8.0 million at June 30, 2018 and December 31, 2017, respectively.  The Company recognized interest income on a cash basis of $0.2 million and $0.1 million for the three months and six months ended June 30, 2018 and June 30, 2017, respectively. Interest income not recognized on bonds that were on non-accrual status was $0.2 million for the three months ended June 30, 2018 and June 30, 2017; and $0.3 million for the six months ended June 30, 2018 and June 30, 2017.

Bond Sales and Redemptions

There were no sales or full redemptions of our bond investments during the three months and six months ended June 30, 2018 and June 30, 2017.

The following table provides information about gains or losses that were recognized in the Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2018		2017		2018	2017
OTTI losses recognized on bonds held at each period-end	$	─	$	─	$(6)	$	─

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures.

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Investments in U.S. real estate partnerships (includes $4,110 and $1,046 related to variable interest entities ("VIEs")) (1)	$22,834	$19,114
Investment in SAWHF	11,577	12,695
Investment in Solar Ventures	93,795	97,011
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	─	99,142
Total investments in partnerships	$128,206	$227,962

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At June 30, 2018, $18.7 million of the reported carrying value of investments in U.S. real estate partnerships relates to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development. The Company made an initial capital contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital. The Company has the right to a preferred return on its capital contribution, as well as the right to share in excess cash flows of the real estate venture. As of June 30, 2018, the Company held a 69.7% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE and because decision-making rights are shared equally among its members, the Company accounts for this investment using the equity method of accounting.

At June 30, 2018, $0.9 million of the reported carrying value of investments in U.S. real estate partnerships relates to a 98.99% limited partner interest in an affordable housing partnership. While this entity was deemed to be a VIE, the Company was not deemed to be its primary beneficiary. Therefore, the Company did not consolidate this entity and accounts for this investment using the equity method of accounting.

During the first quarter of 2018, the Company acquired three limited partner interests in three affordable housing partnerships for $3.3 million. While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary. Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting. At June 30, 2018, the carrying value of these investments was $3.2 million.

At June 30, 2018, five of the U.S. real estate partnerships in which we have investments were determined to be VIEs while, at December 31, 2017, two of the U.S. real estate partnerships in which we had investments were determined to be VIEs. The carrying value of the equity investments in these partnerships was $4.1 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively. For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment. Our maximum exposure to loss due to our involvement with these VIEs was $4.1 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively. Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of these investments.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2018	2017
(in thousands)
Total assets	$59,247	$57,712
Debt	7,149	7,037
Other liabilities	32,075	22,030

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$694	$1,215	$1,417	$2,454
Operating expenses	548	842	1,085	1,651
Net loss and net loss attributable to the entity	(367)	(518)	(676)	(1,032)

Investment in SAWHF

At June 30, 2018, the carrying value of the Company’s 11.85% equity investment in SAWHF was $11.6 million. As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets, debt and other liabilities of SAWHF:

	At	At
	June 30,	December 31,
	2018	2017
(in thousands)
Total assets	$105,938	$123,187
Debt	7,947	15,712
Other liabilities	57	100

The following table provides information about the gross revenue, operating expenses and net (loss) income of SAWHF.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$1,915	$2,557	$2,305	$6,864
Operating expenses	613	2,889	1,551	8,003
Net (loss) income and net (loss) income attributable to the entity	(912)	1,709	1,567	3,071

Investment in Solar Ventures

The carrying value of the Company’s equity investments in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) was $86.1 million, $3.4 million and $4.3 million, respectively, at June 30, 2018. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting.

The following table provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of the Solar Ventures:

	At	At
	June 30,	December 31,
	2018	2017
(in thousands)
Total assets	$202,086	$399,758
Other liabilities	3,934	5,111
Noncontrolling interests	─	87,699

The following table provides information about the gross revenue, operating expenses and net income of the Solar Ventures:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$5,932	$6,752	$12,522	$10,845
Operating expenses	1,479	1,587	2,817	2,829
Net income	5,136	5,346	10,219	8,396
Net income attributable to the entity	5,136	3,052	10,219	4,849

Note 4—Loans Held for Investment (‘HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Loans HFI	$57,299	$736
Loans HFS	9,000	─
Total loans	$66,299	$736

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

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
UPB	$58,050	$1,487
Cost basis adjustments, net	(751)	(751)
Loans HFI, net	$57,299	$736

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments.

	At		At
	June 30,		December 31,
(in thousands)	2018		2017
	UPB	Carrying value	UPB	Carrying value
Total current	$57,000	$57,000	$437	$437
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$58,050	$57,299	$1,487	$736

At June 30, 2018 and December 31, 2017, the Company did not have any loans for which it elected the FVO.

At June 30, 2018 and December 31, 2017, the UPB of HFI loans that were placed on non-accrual status was $1.1 million while the carrying value of these loans was $0.3 million as of such reporting dates.

At June 30, 2018 and December 31, 2017, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

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

The cost basis for HFS loans was $15.0 million and $6.0 million at June 30, 2018 and December 31, 2017, respectively, with $9.0 million and zero carrying value at June 30, 2018 and December 31, 2017, respectively.

During the three months and six months ended June 30, 2018 and June 30, 2017, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at June 30, 2018 and December 31, 2017.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Other assets:
Derivative assets	$9,512	$6,865
Real estate owned	3,576	3,447
Accrued interest receivable	2,355	1,558
Other assets	2,142	860
Other assets held by CFVs (1)	─	5,175
Total other assets	$17,585	$17,905

(1)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Derivative Assets

At June 30, 2018 and December 31, 2017, the Company had $9.5 million and $6.9 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Building, furniture, fixtures and land improvement	$957	$828
Land	2,619	2,619
Total	$3,576	$3,447

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years. The Company’s Other Assets and Other Liabilities portfolio includes the Company’s REO that represents a parcel of land that is currently in the process of being developed. As a result, no depreciation expense was recognized in connection with this land investment for the three months and six months ended June 30, 2018 and June 30, 2017. Additionally, the Company did not recognize any impairment losses for such reporting periods.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	June 30, 2018		December 31, 2017
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt
Notes payable and other debt – bond related (1)
Due within one year	$39,979	2.8%	$41,767	3.2%
Due after one year	56,587	2.9	42,071	2.9

Total asset related debt	96,566	2.9	83,838	3.1

Other Debt
Subordinated debt (2)
Due within one year	2,253	3.5	2,297	2.6
Due after one year	96,599	3.5	97,700	2.6
Notes payable and other debt
Due within one year	─		14,733	2.8
Due after one year	7,669	14.6	10,859	12.1

Total other debt	106,521	4.3	125,589	3.5

Total asset related debt and other debt	203,087	3.6	209,427	3.3

Debt related to CFVs
Due within one year	─		6,712	6.5
Due after one year	─		─
Total debt related to CFVs	─	─	6,712	6.5

Total debt	$203,087	3.6	$216,139	3.4

(1)	Included in notes payable and other debt – bond related were unamortized debt issuance costs. The balance at June 30, 2018 was $0.1 million. The December 31, 2017 balance was de minimis.

(2)	The subordinated debt balances include net cost basis adjustments of $8.1 million and $8.3 million at June 30, 2018 and December 31, 2017, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June 30, 2018:

Asset Related Debt
(in thousands)	and Other Debt
2018	$40,710
2019	12,293
2020	36,962
2021	20,804
2022	1,679
Thereafter	82,906
Net premium and debt issue costs	7,733
Total debt	$203,087

At June 30, 2018, the Company was in compliance with all covenants under its debt obligations.

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

At June 30, 2018, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $91.2 million with a weighted-average pay rate of 6.4% at June 30, 2018). For the majority of the TRS agreements, the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread (notional amount of $89.4 million with a weighted-average pay rate of 2.7% at June 30, 2018) and for the remaining TRS agreements, the Company is required to pay the counterparty a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a spread (notional amount of $7.2 million with a weighted-average pay rate of 3.6% at June 30, 2018). The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Other debt is debt that finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is included within “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiary MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at June 30, 2018:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,793	$2,472	$29,265	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,363	2,259	26,622	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	14,044	1,202	15,246	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,534	2,185	27,719	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$90,734	$8,118	$98,852

Notes Payable and Other Debt

At June 30, 2018, the UPB and carrying value was $8.0 million and $7.7 million, respectively, of notes payable and other debt used to finance the Company’s 11.85% ownership interest in SAWHF. Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At June 30, 2018, the JIBAR base rate was 6.92%.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2018 and December 31, 2017.

Note 7—Derivative Instruments

The Company uses derivative instruments for various purposes. Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk. TRS agreements are used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds. Foreign currency forward exchange agreements are used to manage currency risk associated with the financing of our SAWHF equity investment.

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis. Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net gains (losses) on derivatives.” Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	June 30, 2018		December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,747	$44	$2,347	$46
Basis swaps	956	58	439	26
Interest rate caps	1,263	─	788	─
Interest rate swaps	4,439	─	3,291	─
Foreign currency forward exchange	107	─	─	247
Total derivative instruments	$9,512	$102	$6,865	$319

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Total return swaps	$71,844	$72,290
Basis swaps	84,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	140,000	140,000
Foreign currency forward exchange	4,289	4,363
Total dollar-based derivative instruments	$380,633	$397,153

The following table provides information about the net gains (losses) that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Total return swaps (1)	$1,092	$454	$1,638	$2,577
Basis swaps (2)	315	20	507	(9)
Interest rate caps	79	(271)	475	(482)
Interest rate swaps (3)	(21)	(1,171)	1,395	(1,015)
Foreign currency forward exchange	588	─	347	─
Total derivative gains (losses)	$2,053	$(968)	$4,362	$1,071

(1)	The cash paid and received on TRS agreements that were reported as derivative instruments is settled on a net basis and recorded through “Net gains (losses) on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.6 million and $0.7 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Net cash received was $1.2 million and $1.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

(2)	The cash paid and received on the basis swaps is settled on a net basis and recorded through “Net gains (losses) on derivatives” on the Consolidated Statements of Operations. The net cash paid was de minimis for the three months and six months ended June 30, 2018 and June 30, 2017.

(3)	The cash paid and received on the interest rate swaps is settled on a net basis and recorded through “Net gains (losses) on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million for the three months and six months ended June 30, 2018. Net cash paid was $0.1 million and $0.2 million for the three months and six months ended June 30, 2017.

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

		Fair Value Measurements
	At
	June 30,
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$162,261	$	─	$	─	$162,261
Derivative instruments	9,512		─		6,765	2,747

Liabilities:
Derivative instruments	$102	$	─		$58	$44

		Fair Value Measurements
	At
	December 31,
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$143,604	$	─	$	─	$143,604
Derivative instruments	6,865		─		4,518	2,347

Liabilities:
Derivative instruments	$319	$	─		$273	$46

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

For the three months ended June 30, 2018 and June 30, 2017, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2018:

(in thousands)	Investments in Debt Securities	Derivative Assets	Derivative Liabilities
Balance, April 1, 2018	$157,824	$2,250	$(48)
Net gains included in earnings	─	497	4
Net change in AOCI (1)	4,465	─	─
Impact from settlements (2)	(28)	─	─
Balance, June 30, 2018	$162,261	$2,747	$(44)

(1)	This amount includes $4.5 million of net unrealized holding gains recognized during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2018 related to activity presented in the preceding table:

(in thousands)	Net losses on bonds (1)		Net gains on derivatives (2)
Net change in unrealized gains related to assets and liabilities still held at June 30, 2018	$	─	$501
Additional realized gains recognized		─	591
Total gains reported in earnings	$	─	$1,092

(1)	Amounts are classified as “Impairments” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2017:

(in thousands)	Investments in Debt Securities	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, April 1, 2017	$152,385	$13,248	$3,265	$	─
Net (losses) gains included in earnings	(1,089)	─	140		(399)
Net change in other comprehensive income (1)	539	─	─		─
Impact from sales/redemptions	─	(9,349)	─		─
Impact from settlements (2)	(173)	─	─		─
Balance, June 30, 2017	$151,662	$3,899	$3,405		$(399)

(1)	This amount includes $0.5 million of net unrealized holding gains recognized during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2017 related to activity presented in the preceding table:

(in thousands)	Equity in Losses from LTPPs	Net gains on derivatives (1)
Change in unrealized losses related to assets and liabilities still held at June 30, 2017	$(1,089)	$(259)
Additional realized gains recognized	─	713
Total (losses) gains reported in earnings	$(1,089)	$454

(1)	Amounts are classified as “Net gains (losses) on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2018:

(in thousands)	Investments in Debt Securities	Derivative Assets	Derivative Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	400	2
Net change in other comprehensive income (1)	983	─	─
Impact from deconsolidation	17,997	─	─
Impact from settlements (2)	(317)	─	─
Balance, June 30, 2018	$162,261	$2,747	$(44)

(1)	This amount includes $1.1 million of net unrealized holding gains recognized during the period, as well as $0.1 million of unrealized holding gains that were reclassified out of AOCI into the Consolidated Statements of Operations in connection with a bond that was assessed as OTTI.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2018 related to activity presented in the preceding table:

(in thousands)	Net losses on bonds (1)	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2018	$(6)	$402
Additional realized gains recognized	─	1,236
Total (losses) gains reported in earnings	$(6)	$1,638

(1)	Amounts are classified as “Impairments” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2017:

(in thousands)	Investments in Debt Securities	Loans Held for Investment	Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981	$3,835	$2,327	$(372)
Net (losses) gains included in earnings	(2,207)	(5,335)	1,078	(27)
Net change in other comprehensive income (1)	1,346	─	─	─
Impact from purchases	─	14,028	─	─
Impact from loan originations	─	1,500	─	─
Impact from sales/redemptions	─	(10,129)	─	─
Impact from settlements (2)	(3,458)	─	─	─
Balance, June 30, 2017	$151,662	$3,899	$3,405	$(399)

(1)	This amount represents $1.3 million of net unrealized holding gains recognized during the period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2017 related to activity presented in the preceding table:

(in thousands)	Equity in losses from LTPPs	Net losses on loans (1)	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2017	$(2,207)	$(5,335)	$1,051
Additional realized gains recognized	─	─	1,526
Total (losses) gains reported in earnings	$(2,207)	$(5,335)	$2,577

(1)	Amounts are classified as “Net losses on loans” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on derivatives” in the Company’s Consolidated Statements of Operations.

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

	Fair Value Measurement at June 30, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$103,325	Discounted cash flow	Market yield	4.1 - 6.5%	4.7%
Non-performing	12,886	Discounted cash flow	Market yield	8.7	N/A
			Capitalization rate	7.6	N/A
			Net operating income ("NOI") annual growth rate	0.5	N/A
			Property bids	$13,105 - 13,567	$13,413
			Valuation technique weighting factors	10 - 90%	N/A
Subordinated cash flow	9,164	Discounted cash flow	Market yield	7.6 - 7.9	7.8%
			Capitalization rate	6.7 - 6.8	6.8
			NOI annual growth rate	0.6 - 0.7	0.6
Infrastructure bonds	21,554	Discounted cash flow	Market yield	7.4 - 9.6	8.3
			Cash flow probability - future incremental tax revenue growth	75	N/A
			Cash flow probability - no future incremental tax revenue growth	25	N/A
Other bonds	15,332	Discounted cash flow	Market yield	2.2 - 4.4	3.7
Derivative instruments:
Total return swaps	2,703	Discounted cash flow	Market yield	4.6 - 5.4	4.8

(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement at December 31, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$90,963	Discounted cash flow	Market yield	4.3 - 6.7%	5.0%
Non-performing	8,033	Discounted cash flow	Market yield	7.5	7.5
			Capitalization rate	6.4	6.4
			NOI annual growth rate	(1.2)	(1.2)
Subordinated cash flow	12,573	Discounted cash flow	Market yield	6.7 - 7.0	6.8
			Capitalization rate	5.8 - 6.1	5.9
			NOI annual growth rate	0.6 - 0.9	0.8
Infrastructure bonds	21,824	Discounted cash flow	Market yield	7.1 - 9.2	8.0
			Cash flow probability - future incremental tax revenue growth	80	80
			Cash flow probability - no future incremental tax revenue growth	20	20
Other bonds	10,211	Discounted cash flow	Market yield	4.2	4.2
Loans held for investment		Discounted cash flow	Market yield
Derivative instruments:
Total return swaps	2,301	Discounted cash flow	Market yield	4.1 - 5.3	5.0

(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For our Level 3 assets and liabilities, we generally use a discounted cash flow valuation technique to measure fair value. This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money. In applying this technique, the rate of return, or discount rate, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•	For performing multifamily bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument. Such projected cash flows are discounted based upon the market yield of such instruments. For such instruments, the Company determines market yield by generally utilizing the AAA Municipal Market Data tax-exempt rate (“MMD”) for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

•	For infrastructure bonds, the Company’s projection of expected future cash flows reflects a probability-weighted assessment of the expected future incremental tax revenues that would be generated through existing and future development of raw land and the mixed-use town center that support the debt service payments on the Company’s bonds. Such projected cash flows are discounted based upon the market yield of such instruments. For such instruments, the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for each infrastructure bond’s specific term and applies a market rate risk premium spread that reflects each instrument’s specific credit characteristics.

•	For non-performing bonds, subordinate cash flow bonds and certain TRS derivatives, the Company’s projection of expected future cash flows reflects internally-generated projections over a 10-year investment period of future NOI from the underlying properties that serve as collateral for our instruments. A terminal value, less estimated costs of sale, is then added to the projected discounted projection to reflect the remaining value that is expected to be generated at the end of the projection period. The Company utilizes geographic and sector specific discount rates that are published by an independent real estate research organization. For purposes of projecting expected future cash flows associated with non-performing bonds, the Company may also consider quotes received from third parties related to underlying properties that serve as collateral for our instruments. In instances where the Company uses more than one valuation technique to measure the fair value of underlying properties, the results (respective indications of fair value) are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results.

Significant unobservable inputs presented in the preceding tables are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs that are referenced in the table:

•	Market yield – is a market rate of return used to present value the future expected cash flows to arrive at the fair value of an instrument. The market yield typically consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, MMD or SIFMA, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•	Capitalization rate – is calculated as the ratio between the NOI produced by a commercial real estate property and the price for such asset. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•	NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis over the 10-year projection period. These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property. Generally, an increase in NOI will result in an increase to the fair value of the property.

•	Cash flow probabilities – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more cash flow scenarios to arrive at a set of bond cash flows that represents the probability-weighted average of all possible bond cash flows. Changes in probabilities that are assigned to underlying cash flow scenarios could potentially have significant impacts on the fair value measurement of the Company’s investments in infrastructure bonds.

•	Valuation technique weighting factors – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more indications of fair value considering the reasonableness of the range indicated by those results.

•	Property bids – represent the average of bids, net of closing costs, received from third parties in connection with the pending sale of affordable housing properties that secure non-performing bond investments.

Non-Recurring Changes in Fair Value

During the six months ended June 30, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments. Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology. There were no non-recurring fair value adjustments recorded for the six months ended June 30, 2017.

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

	At
	June 30, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$27,045	$27,045	$	─	$	─
Restricted cash	15,916	15,916		─		─
Asset management fees and reimbursements receivable	288	─		─		─
Loans held for investment	57,299	─		─		57,613
Loans held for sale	9,000	─		─		9,247

Liabilities:
Notes payable and other debt, bond related	96,566	─		─		96,624
Notes payable and other debt, non-bond related	7,669	─		─		7,997
Subordinated debt issued by MFH	98,852	─		─		51,013

	At
	December 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$35,693	$35,693	$	─	$	─
Restricted cash	21,271	21,271		─		─
Restricted cash related to CFVs	23,495	23,495		─		─
Asset management fee receivable from TC Fund I	116	─		─		116
Loans held for investment	736	─		─		1,754
Loans held for investment related to CFVs	65	─		─		497

Liabilities:
Notes payable and other debt, bond related	83,838	─		─		83,879
Notes payable and other debt, non-bond related	25,592	─		─		26,014
Notes payable and other debt related to CFVs	6,712	─		─		─
Subordinated debt issued by MFH	99,997	─		─		43,256

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

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 12.5% and 14.0% at June 30, 2018 and December 31, 2017, respectively. As outlined in the table above, at June 30, 2018, the aggregate fair value was measured at $51.0 million. At June 30, 2018, the measured fair value of this debt would have been $60.8 million and $43.7 million using a market yield of 10.0% and 15.0%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Guarantees and Collateral

Guarantees

At June 30, 2018, the Company had one minimum yield guarantee associated with a nonconsolidated guaranteed LIHTC fund that expires on December 31, 2018. In this case, the Company agreed to indemnify the purchaser of the general partner interest in that guaranteed LIHTC fund from investor claims related to that guarantee. This arrangement requires the Company to stand ready to perform under such guarantee of investor yield for losses that result from the recapture of tax credits due to foreclosure or from difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulation with respect to the LTPP in which the guaranteed LIHTC fund is invested. Prior to December 31, 2017, the guaranteed LIHTC fund had delivered all tax credits to its investors resulting in no additional future exposure to the Company as the tax credit recapture risk is not significant enough to reduce the guaranteed LIHTC fund yield below its guaranteed yield for the remaining two LTPPs in which the guaranteed LIHTC fund is invested that are within their tax credit compliance period. As a result, the Company has measured the maximum exposure and the carrying value of this guarantee to be zero at June 30, 2018 and December 31, 2017.

The Company also has agreed to indemnify specific investors in non-guaranteed LIHTC funds related to the performance on two LTPPs. If a third party fails to perform on its financial obligation relating to the property’s performance, the Company would be required to indemnify impacted investors. Such indemnities will expire on December 31, 2018 and December 31, 2022. At June 30, 2018 and December 31, 2017, the Company had a maximum exposure of $0.1 million related to one of these LTPP indemnifications and the remaining LTPP indemnification had no financial limit as the specific guarantee requires the guarantor to unconditionally fund any operating deficits of the LTPP. However, the Company does not believe it will be required to perform under this indemnification or incur any losses based upon the current operations of the LTPP.

Based upon the foregoing, the Company has measured the maximum exposure to be $0.1 million and the carrying value of these indemnifications to be zero at June 30, 2018 and December 31, 2017.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at June 30, 2018 and December 31, 2017. For prior periods, these tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	June 30, 2018
		Investments	Total
	Restricted	in Debt	Assets
(in thousands)	Cash	Securities	Pledged
Debt and derivatives related to TRS agreements	$9,230	$135,885	$145,115
Other (1)	6,686	─	6,686
Total	$15,916	$135,885	$151,801

(1)	The majority of this balance represents collateral pledged by the Company in connection with the debt that finances its 11.85% ownership interest in SAWHF.

	At
	December 31, 2017
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt and derivatives related to TRS agreements	$9,160	$128,902	$ ─	$ ─	$138,062
Other (1)	12,111	─	─	─	12,111
CFVs	23,495	─	99,142	5,175	127,812
Total	$44,766	$128,902	$99,142	$5,175	$277,985

(1)	The majority of this balance represents collateral pledged by the Company in connection with the debt that finances its 11.85% ownership interest in SAWHF as well as collateral pledged by the Company in connection with the tax credit guarantee.

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all its operating lease agreements to Hunt. As a result, the Company had no future rental commitments at June 30, 2018.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At June 30, 2018, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Common Share Information

The following table provides information about net income (loss) to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss) from continuing operations	$2,143	$1,451	$(95)	$(3,769)
Net income from discontinued operations	619	5,966	21,197	7,742
Net income to common shareholders	$2,762	$7,417	$21,102	$3,973

Basic weighted-average shares (1)	5,697	5,893	5,673	5,915
Common stock equivalents (2), (3)	377	382	─	─
Diluted weighted-average shares	6,074	6,275	5,673	5,915

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

(2)	At June 30, 2018, 380,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 377,162 and 381,833 for the three months and six months ended June 30, 2018. For the six months ended June 30, 2018, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive.

(3)	At June 30, 2017, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 382,278 and 381,435 for the three months and six months ended June 30, 2017, respectively. For the six months ended June 30, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 common shares, at a maximum price of $30.00 per share. The Company adopted a further Rule 10b5-1 plan implementing the Board’s authorization. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50.

In the second quarter of 2018, the Company purchased 121,027 common shares at an average price of $27.60. Between July 1, 2018 and August 2, 2018, the Company repurchased 3,973 common shares at an average price of $26.38.

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00. On June 26, 2018, the Company issued an additional 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

Effective May 5, 2015, the Company adopted the Rights Plan to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. The Rights Plan will remain in effect the earlier of (i) a period of five years, (ii) or until the Board determines the plan is no longer required.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing it to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Guaranteed LIHTC Funds	$ ─	$83,909
Consolidated Property Partnerships	─	5,620
Total	$ ─	$89,529

Guaranteed LIHTC Funds

At June 30, 2018, the Company did not consolidate any guaranteed LIHTC funds for financial reporting purposes. As a result, noncontrolling interests in such funds were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners in the 11 guaranteed LIHTC funds that were consolidated for reporting purposes. See Note 15, “Consolidated Funds and Ventures,” for more information.

Consolidated Property Partnerships

At June 30, 2018, the Company did not consolidate property partnerships for financial reporting purposes. As a result, noncontrolling interests in such entities were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners of these partnerships. See Note 15, “Consolidated Funds and Ventures,” for more information.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended June 30, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, April 1, 2018	$50,392	$(256)	$177	$50,313
Net unrealized gains (losses)	4,465	─	(660)	3,805
Income tax benefit	─	242	─	242
Net change in AOCI	4,465	242	(660)	4,047
Balance, June 30, 2018	$54,857	$(14)	$(483)	$54,360

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended June 30, 2017:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, April 1, 2017	$41,805	$(243)	$(3,392)	$38,170
Net unrealized gains (losses)	539	─	(14)	525
Income tax benefit	─	243	─	243
Net change in AOCI	539	243	(14)	768
Balance, June 30, 2017	$42,344	$ ─	$(3,406)	$38,938

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the six months ended June 30, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, January 1, 2018	$44,459	$ ─	$(3,306)	$41,153
Net unrealized gains	1,118	─	2,823	3,941
Reclassification of unrealized gains to operations due to the OTTI of bond investments	(135)	─	─	(135)
Recognition of unrealized holding gains on bond investments due to deconsolidation of LTPPs	9,415	─	─	9,415
Income tax expense	─	(14)	─	(14)
Net change in AOCI	10,398	(14)	2,823	13,207
Balance, June 30, 2018	$54,857	$(14)	$(483)	$54,360

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the six months ended June 30, 2017:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Net unrealized gains (losses)	1,346	(226)	1,120
Net change in AOCI	1,346	(226)	1,120
Balance, June 30, 2017	$42,344	$(3,406)	$38,938

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Employees’ Stock-Based Compensation Plans	$(228)	$(164)	$964	$1,579
Non-employee Directors’ Stock-Based Compensation Plans	164	89	328	178
Total	$(64)	$(75)	$1,292	$1,757

Employees’ Stock-Based Compensation Plans

At June 30, 2018, there were 394,211 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 394,211 shares available under the plans, only 17,205 are available to be issued in the form of either stock options or shares, while the remaining 377,006 shares available for issuance must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.” Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes. All options were vested as of June 30, 2018.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2017	410	$1.56	4.4	$7,149	$7,166
Forfeited/Expired in 2017	─
Outstanding at December 31, 2017	410	1.56	3.4	9,322	9,342
Exercised in 2018 (3)	(30)	1.15
Forfeited/Expired in 2018	─
Outstanding at June 30, 2018	380	1.60	3.0	9,501	9,523

Number of options that were exercisable at:
December 31, 2017	410	1.56	3.4
June 30, 2018	380	1.60	3.0

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 380,000 at June 30, 2018 and 410,000 at both December 31, 2017 and January 1, 2017.

(3)

Of the 30,000 options exercised the Company issued 17,134 of common shares for the six months ended June 30, 2018, as the balance of the options was tendered by their holder in connection with the payment of related withholding taxes.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 399,733 were available to be issued at June 30, 2018. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On August 3, 2017, the Board adopted an amendment to the Non-employee Directors’ Stock-based Compensation Plans providing for directors to be paid $120,000 per year for their services with 50% payable in cash and 50% payable in share-based grants. In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June 30, 2018 and June 30, 2017. The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
June 30, 2018	$163,750	─	6,025	$27.18	─	$327,500
June 30, 2017	88,750	─	3,917	─	─	177,500

Note 13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expenses Reimbursement

Commencing on January 8, 2018, we became externally managed pursuant to a management agreement between us and the External Manager (the “Management Agreement”). At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the external management services, the Company agreed to pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  For the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter, with the percentage of GAAP common shareholders’ equity calculation beginning with the third quarter of 2018.  Additionally, pursuant to the Management Agreement, the Company agreed to reimburse the External Manager for certain allocable overhead costs, including certain salaries and benefits, subject to a cap. During the three months and six months ended June 30, 2018, the Company recognized $2.2 million and $4.7 million, respectively, of management fees and expense reimbursements in our Consolidated Statements of Operations. At June 30, 2018, $2.2 million of management fees and expense reimbursements is payable to the External Manager.

Loan HFI

As consideration for the Disposition (refer to Note 1, “Summary of Significant Accounting Policies” for more information), Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum. The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020. During the three months and six months ended June 30, 2018, the Company recognized $0.7 million and $1.4 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At June 30, 2018, $0.7 million of interest remains payable by Hunt and is included in our Consolidated Balance Sheets.

Common Shares

In conjunction with the Disposition, the Company agreed to issue, and Hunt agreed to acquire, 250,000 of the Company’s common shares in a private placement at an average purchase price of $33.50 per share. On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00. On June 26, 2018, the Company issued the remaining 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

Note 14—Discontinued Operations

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt, in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.

The Company sold the following to Hunt as part of the Disposition: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform; and (v) certain miscellaneous investments. This sale transaction also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations. The 11 guaranteed LIHTC funds that were deconsolidated in connection with the Disposition have been excluded from discontinued operations because such funds were not conveyed to Hunt as part of the Disposition.

As a result of the Disposition, the Company’s continuing operations consist primarily of its: (i) investments in debt securities; (ii) equity investments in renewable energy lending ventures and SAWHF; (iii) the $57.0 million note receivable from Hunt; (iv) derivative financial instruments that are used to hedge interest rate and foreign currency risk of the Company; and (v) other assets and liabilities, including certain real estate-related investments and the Company’s subordinated debt.

The table below summarizes the Company’s assets and liabilities related to discontinued operations reported in its Consolidated Balance Sheets.

	At		At
	June 30,		December 31,
(in thousands)	2018		2017
ASSETS
Cash and cash equivalents	$	─	$3,654
Restricted cash		─	16,073
Investments in debt securities		─	5,450
Investments in partnerships		─	4,456
Real estate, net		─	23,944
Other assets		─	7,643
Total assets of discontinued operations	$	─	$61,220

LIABILITIES
Debt	$	─	$8,308
Accounts payable and accrued expenses		─	3,454
Other liabilities		─	5,450
Total liabilities of discontinued operations	$	─	$17,212

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations.

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018		2017	2018	2017
Interest on bonds	$	─	$18	$6	$41
Interest on loans and short-term investments		─	83	6	166
Asset management fee and reimbursements		─	6,542	842	10,871
Other income		─	307	53	581
Interest expense		─	(32)	─	(69)
Salaries and benefits		─	(1,958)	(53)	(4,024)
General and administrative		─	(366)	(68)	(596)
Professional fees		─	(297)	(20)	(646)
Other expenses		─	(129)	(29)	237
(Losses) gains on sales and operations of real estate, net		(2)	134	61	169
Equity in income (loss) from unconsolidated funds and ventures		─	14	1	(38)
Income tax benefit (expense)		553	1,183	(22)	─
Net income from discontinued operations, net of tax		551	5,499	777	6,692
Disposal:
Net gain on disposal of discontinued operations		68	─	20,420	─
Net income from discontinued operations		619	5,499	$21,197	$6,692
Loss from discontinued operations allocable to noncontrolling interests		─	467	─	1,050
Net income to common shareholders from discontinued operations		$619	$5,966	$21,197	$7,742

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows.

	For the six months ended
	June 30,
(in thousands)	2018	2017
Depreciation and amortization	$26	$850
Capital expenditures	─	(108)

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs	(5,450)	─
Decrease in loans	(231)	─
Decrease in other assets ($24,140 related to CFVs)	(35,715)	─
Decrease in debt ($6,144 related to CFVs)	8,308	─
Decrease in accounts payable and accrued expenses	7,201	─
Decrease in other liabilities ($480 related to CFVs)	5,333	─
Decrease in noncontrolling interests in CFVs	5,620	─
Increase in accumulated other comprehensive income	(3,404)	─

Note 15—Consolidated Funds and Ventures

In instances where the Company had a minimal ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations. Third-party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs.”

Guaranteed LIHTC Funds

At December 31, 2017, the Company consolidated 11 guaranteed LIHTC funds for reporting purposes. During the first quarter of 2018, the Company assigned to Hunt, and Hunt assumed, the Company’s guarantee obligations associated with these 11 guaranteed LIHTC funds in connection with the Disposition. Consequently, the Company deconsolidated these guaranteed LIHTC funds upon settlement of the Disposition.

The primary assets of the guaranteed LIHTC funds were equity investments in LTPPs. These investments were accounted for by the guaranteed LIHTC funds using the equity method of accounting.

Asset Summary:

The following table summarizes the assets of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Cash, cash equivalents and restricted cash	$ ─	$23,495
Investments in LTPPs	─	99,142
Other assets	─	5,175
Total assets of CFVs	$ ─	$127,812

The assets of the CFVs were restricted for use by the specific owner entity and were not available for the Company’s general use.

Investments in LTPPs

The guaranteed LIHTC funds’ limited partner investments in LTPPs were accounted for using the equity method of accounting. The following table summarizes the total amount of assets, debt and other liabilities of LTPPs:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Total assets of the LTPPs (1)	$ ─	$1,085,998
Total debt of the LTPPs	─	771,027
Total other liabilities of the LTPPs	─	165,500

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the gross revenue, operating expenses and net loss of LTPPs related to CFVs:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018		2017
Gross revenue	─	37,691	$	─	$75,365
Operating expenses	─	22,085		─	44,125
Net loss and net loss attributable to entity	─	(6,242)		─	(12,201)

Prior to the Disposition, the Company’s exposure to loss related to the guaranteed LIHTC funds and the underlying LTPPs had two elements: (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that were dependent upon repayment by certain LTPPs within the guaranteed LIHTC funds.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	June 30,	December 31,
(in thousands)	2018	2017
Debt (1)	$ ─	$6,712
Unfunded equity commitments to unconsolidated LTPPs	─	8,003
Asset management fee payable	─	31,840
Other liabilities	─	4,010
Total liabilities of CFVs	$ ─	$50,565

(1)	At December 31, 2017, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.5%, and was due on demand.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018		2017	2018		2017
Revenue:
Interest and other income related to CFVs	$	─	$241	$	─	$244

Expenses:
Interest expense		─	93		─	186
Professional fees		─	65		─	102
Asset management fee expense		─	1,095		─	2,190
Other expenses		─	459		─	911
Impairments		─	6,795		─	11,400
Total expenses related to CFVs		─	8,507		─	14,789

Equity in losses from LTPPs of CFVs		─	(3,879)		─	(7,262)
Net loss		─	(12,145)		─	(21,807)
Net losses allocable to noncontrolling interests in CFVs from continuing operations		─	11,056		─	19,610
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(1,089)	$	─	$(2,197)

The details of net loss allocable to the common shareholders related to CFVs:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2018		2017	2018		2017
Equity in losses from LTPPs		─	(1,089)	$	─	$(2,207)
Equity in income from Consolidated Property Partnerships		─	─		─	10
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(1,089)	$	─	$(2,197)

Note 16—Segment Information

At June 30, 2018, the Company primarily invests in debt associated with real estate and infrastructure and operates as a single reporting segment. As discussed in Note 1, “Summary of Significant Accounting Policies,” as a result of the Disposition the Company no longer operates, or present the results of its operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2018 other than as disclosed in the Company’s Current Report on Form 8-K filed on June 26, 2018.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2018.

Issuer Purchases of Equity Securities

Table 21 provides information on the Company’s purchases of its common shares during the three months ended June 30, 2018.

Table 21: Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
4/1/2018 - 4/30/2018	45	$27.80	45	80
5/1/2018 - 5/31/2018	19	28.27	19	61
6/1/2018 - 6/30/2018	57	27.23	57	4
	121	27.60	121	4

(1)	On March 13, 2018, the Board approved the 2018 Plan, which authorized the repurchase for up to 125,000 common shares at a maximum price of $30.00 per share. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. Between July 1, 2018 and August 2, 2018, the Company repurchased 3,973 common shares at an average price of $26.38.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 7, 2018, the Company’s Board of Directors named Gary A. Mentesana as President and Chief Operating Officer of the Company with the role of Principal Operating Officer for Section 16 purposes.  He was previously a Named Executive Officer with the title of Executive Vice President, as reported in the Company’s 2018 proxy.  Michael L. Falcone continues to serve as the Company’s Chief Executive Officer.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference
10.1	Membership Interest Purchase Agreement by and between the Company and Renewable Developer Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-11981) filed on June 4, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL MANAGEMENT, LLC

Dated:	August 9, 2018	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	August 9, 2018
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	August 9, 2018
Name:	David C. Bjarnason
Title:	Chief Financial Officer

S-1