Form 10-Q
period 2018-09-30
MMA CAPITAL MANAGEMENT, LLC
filed 2018-11-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 5,846,269 shares of common shares outstanding at November 1, 2018.

MMA Capital Management, LLC

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2018 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Management, LLC

Consolidated Financial Highlights

(Unaudited)

	As of and for the quarterly period ended
(in thousands, except per common share data)	3Q18	2Q18	1Q18	4Q17	3Q17
Selected income statement data
Net interest income	$2,603	$3,209	$2,895	$1,666	$1,817
Non-interest revenue	204	293	220	225	793
Total revenues, net of interest expense	2,807	3,502	3,115	1,891	2,610

Operating and other expenses	4,607	4,213	9,279	13,152	20,640
Net gains (losses) from bonds and other continuing operations	10,533	3,608	3,136	(3,644)	10,058
Net income (loss) from continuing operations before income taxes	8,733	2,897	(3,028)	(14,905)	(7,972)

Income tax (expense) benefit	(122)	(754)	790	1,977	(384)
Net income from discontinued operations, net of tax	13	619	20,578	6,939	5,095
Loss allocable to noncontrolling interests from continuing operations	─	─	─	11,346	12,717
Loss allocable to noncontrolling interests from discontinued operations	─	─	─	151	465
Net income allocable to common shareholders	$8,624	$2,762	$18,340	$5,508	$9,921
Earnings per share data
Net income allocable to common shareholders: Basic	$1.49	$0.48	$3.25	$0.94	$1.69
Diluted	1.41	0.42	3.25	0.89	1.69

Average shares: Basic	5,804	5,697	5,650	5,838	5,871
Diluted	6,087	6,074	5,650	6,223	5,871
Market and per common share data
Market capitalization	$149,981	$150,870	$153,699	$134,274	$143,952
Common shares at period-end	5,830	5,770	5,746	5,618	5,836
Share price during period:
High	28.00	29.40	30.58	26.60	25.05
Low	25.18	25.45	23.85	23.70	18.00
Closing price at period-end	26.18	26.60	27.20	24.30	25.05
Book value per common share: Basic	33.20	32.35	31.05	24.49	23.26
Diluted	32.96	32.02	30.82	24.48	23.26
Selected balance sheet data (period end)
Cash and cash equivalents	$15,556	$27,045	$33,444	$35,693	$29,356
Investments in debt securities (without consolidated funds and ventures ("CFVs")	147,808	162,261	157,824	143,604	142,951
Investment in partnerships	146,104	128,206	122,432	128,820	119,883
All other assets (without CFVs)	94,430	99,800	99,666	34,737	40,937
Assets of discontinued operations	─	─	─	61,220	65,862
Assets of CFVs	─	─	─	127,812	136,507
Total assets	$403,898	$417,312	$413,366	$531,886	$535,496

Debt (without CFVs)	$187,172	$203,087	$205,099	$209,427	$209,233
All other liabilities (without CFVs)	23,179	27,543	29,854	27,580	25,562
Liabilities of discontinued operations	─	─	─	17,212	15,603
Liabilities of CFVs	─	─	─	50,565	48,320
Noncontrolling interests	─	─	─	89,529	101,052
Total liabilities and noncontrolling interests	210,351	230,630	234,953	394,313	399,770
Common shareholders' equity	$193,547	$186,682	$178,413	$137,573	$135,726
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$186,682	$178,413	$137,573	$135,726	$127,547
Net income allocable to common shareholders	8,624	2,762	18,340	5,508	9,921
Other comprehensive income allocable to common shareholders	(3,375)	4,047	9,160	2,154	61
Common share repurchases	(772)	(3,341)	─	(5,694)	(1,161)
Common shares issued and options exercised	4,057	5,034	4,125	─	─
Cumulative change due to change in accounting principles	─	─	9,206	─	─
Other changes in common shareholders' equity	(1,669)	(233)	9	(121)	(642)
Common shareholders' equity - at end of period	$193,547	$186,682	$178,413	$137,573	$135,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview

MMA Capital Management, LLC was organized in 1996 as a Delaware limited liability company.  Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Management, LLC and its subsidiaries.

The Company invests in debt associated with renewable energy infrastructure and real estate. We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts. Our investments, other assets and liabilities are organized into three portfolios:

•	Energy Capital – This portfolio consists primarily of investments that we have made through joint ventures with an institutional capital partner in loans that finance renewable energy projects;

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged; and

•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”). In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to Hunt (Hunt Companies, Inc. and/or its affiliates are herein referred to as “Hunt” and this sale transaction is hereinafter referred to as the “Disposition”):

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

Proposed Conversion to a Corporation

On August 7, 2018, the Board of Directors (“Board”) approved the conversion of our legal form of organization from a limited liability company to a corporation. Since its inception, the Company has followed a corporate form of governance and, in July 2013, elected to be taxed as a corporation. The proposed conversion would conform our legal form of organization to that of our tax and governance attributes.

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

The proposed conversion of the Company’s legal form to that of a corporation is subject to the approval of our shareholders. Accordingly, the Company will hold a special shareholders’ meeting on November 20, 2018 at which shareholders will be provided an opportunity to vote on the Company’s proposed conversion. The Company filed a proxy statement with the SEC on September 28, 2018 that provides more information about the Company’s proposed conversion including the differences between the DGCL and our proposed corporate documents as compared with the LLC Act and our current limited liability company operating agreement.

Energy Capital Portfolio

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America. These loans include late-stage development, construction and permanent loans. We typically invest in these loans directly or through Renewable Energy Lending, LLC (“REL”) with an institutional capital partner in multiple ventures that include: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”) (REL, SCL, SPL and SDL are collectively referred to hereinafter as, the “Solar Ventures”). Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures.

On June 1, 2018, the Company became the sole owner of REL and consolidates this venture for reporting purposes. The Company’s buyout of its prior investment partner’s interest in REL enabled it to increase the amount of equity we are able to deploy into renewable energy investments through the Solar Ventures, provided the Company with full decision-making control over REL and eliminated the preferred return that was payable to our prior investment partner. At September 30, 2018, REL holds a 50% membership interest in each of SCL and SPL that had a carrying value of $101.1 million and $2.9 million, respectively.

Upon the formation of SDL, the Company and its institutional capital partner each agreed to contribute 50% of the initial and incremental capital contributions to the partnership.  However, during the third quarter of 2017, the partners agreed that the Company would fund 10% and our capital partner would fund the remaining 90% for a particular portfolio of loans, thereby causing our ownership interest in SDL to decrease in percentage terms.  At September 30, 2018, the Company’s investment in SDL had a carrying value of $11.5 million, representing approximately a 50% ownership interest in this venture.

On July 13, 2018, the Company extended the investment period in SDL, SCL and SPL with our institutional capital partner through July 15, 2023.

At September 30, 2018, the loans that were funded through the Solar Ventures had an aggregate UPB of $178.7 million, a weighted-average remaining maturity of five months and a weighted-average coupon of 9.2%. These loans generated origination fees that ranged from 1% to 2% on committed capital and had fixed-rate coupons that ranged from 7.0% to 13.5%.

Leveraged Bonds Portfolio

In our Leveraged Bonds portfolio, we primarily invest in bonds that finance affordable housing and infrastructure in the U.S.

The bonds we hold are fixed rate and unrated. Our bonds are also generally tax-exempt and collateralized by affordable multifamily rental properties. Substantially all of the rental units in these multifamily properties, some of which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has two municipal bonds that finance the development of infrastructure (“Infrastructure bonds”) for a mixed-use town center development and are secured by incremental tax revenues generated from the development.

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

Table 1: Bond Portfolio - Summary

	At September 30, 2018
	Unpaid
	Principal						Wtd. Avg.		Number	Number of
	Balance	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	("UPB")	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$167,687	$176,728	6.42%		6.42%		1.22	x	21	19
Non-performing (1)	9,869	12,966	6.45%		3.70%		0.89	x	1	1
Subordinated cash flow (2)	9,620	10,674	6.78%		1.98%		N/A		3	─
Total multifamily tax-exempt bonds	$187,176	$200,368	6.42	%(5)	6.27	%(5)	1.20	x	25	20

Infrastructure bonds (3)	$26,825	$21,576	6.75%		6.75%		0.60	x	2	N/A
Total Bond Portfolio (4)	$214,001	$221,944	6.47	%(5)	6.33	%(5)	1.12	x	27	20

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.

(2)	Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments. As a result, debt service coverage is not calculated for these investments.

(3)	On October 30, 2018, the Company agreed to restructure its two infrastructure bond investments into a single tax-exempt bond with a UPB of $27.2 million, a coupon of 6.30% and a contractual term of 30.1 years. See Notes to Consolidated Financial Statements – Note 17, “Subsequent Events,” for more information on the restructuring.

(4)	Includes nine bonds with a combined UPB and fair value of $70.3 million and $74.1 million, respectively, that were financed with TRS agreements that had a combined notional amount of $71.6 million and that were accounted for as derivatives at September 30, 2018. The Bond Portfolio also includes eight bonds with a combined UPB and fair value of $81.0 million and $85.5 million, respectively, that were financed with TRS agreements that had a combined notional amount of $81.5 million and where the transfer of underlying bond investments was accounted for as a secured borrowing.

(5)	Excludes the effects of subordinated cash flow bonds. If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted average coupon for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.44% and 6.48%, respectively, at September 30, 2018, and the weighted-average pay rate for total multifamily tax-exempt bonds and for the total bond portfolio would have been 6.05% and 6.14%, respectively, at September 30, 2018.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at September 30, 2018.

(7)	Calculated on a rolling 12-month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties or incremental tax revenues in the case of infrastructure bonds.

(8)	For comparative purposes, at June 30, 2018, the Bond Portfolio was comprised of 29 bonds, which included 25 multifamily tax-exempt bonds that were collateralized by 20 affordable multifamily rental properties. During the third quarter of 2018, the Company sold its two bond investments that were classified as “Other bonds” that had a UPB and fair value of $14.8 million and $15.3 million, respectively, at June 30, 2018.

The fair value of the Bond Portfolio as a percentage of its UPB increased from 103.3% at June 30, 2018 to 103.7% at September 30, 2018, while the weighted-average debt service coverage ratio of the Bond Portfolio was 1.12x at both June 30, 2018 and September 30, 2018.

The contractual terms of investments in the Bond Portfolio include provisions that permit bonds to be prepaid at par after a specified date that is prior to their stated maturity date.  Table 2 provides information about the UPB and fair value of bonds that were prepayable at par at September 30, 2018, and stratifies such information based upon the periods in which such instruments become prepayable at par.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with this portfolio. The net fair value of these financial instruments was $1.8 million at September 30, 2018.

Table 2: Stratification of the Bond Portfolio Based Upon Prepayment Features

(in thousands)	UPB	Fair Value
September 30, 2018	$26,825	$21,576
October 1 through December 31, 2018	1,855	2,113
2019	5,170	5,222
2020	18,006	18,685
2021	55,612	59,864
2022	81,778	88,493
Thereafter	24,755	25,991
Bonds that may not be prepaid	─	─
Total	$214,001	$221,944

Other Assets and Liabilities Portfolio

In our Other Assets and Liabilities portfolio, we manage the Company’s cash, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company. An overview of the primary assets and liabilities within this portfolio follows.

Cash

As of September 30, 2018, we had $15.6 million of unrestricted cash and $10.9 million of restricted cash that was primarily pledged as collateral in connection with risk management and financing agreements.

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

On October 4, 2018, the Company’s note receivable from Hunt increased to $67.0 million as part of Hunt’s settlement of the MGM Agreements as defined and further discussed below within “Interests in MGM” and Notes to Consolidated Financial Statements — Note 17, “Subsequent Events.”

Real Estate-Related Investments

When the Company conveyed its international asset and investment management business to Hunt, it retained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”), along with related financing for that investment and a foreign currency hedge agreement for risk management purposes. SAWHF is a multi-investor fund managed by affiliates of International Housing Solutions S.à r.l. (“IHS”) that began operations in April 2008 and is currently in the process of exiting its investments. The carrying value of the Company’s investment in SAWHF was $10.7 million at September 30, 2018.

At September 30, 2018, we owned one direct investment in real estate consisting of a land parcel.  This undeveloped real estate is located just outside the city of Winchester in Frederick County, Virginia and had a carrying value of $3.7 million as of September 30, 2018.

At September 30, 2018, we were an equity partner in four real estate-related investments consisting of (i) an 80.0% ownership interest in a mixed-use town center development whose incremental tax revenues secure our infrastructure bond investments and (ii) three limited partner interests in partnerships that owned affordable housing and in which our ownership interest ranged from 74.25% to 74.92%. The carrying value of these four investments was $19.9 million at September 30, 2018.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized prior to their expiration.  As of December 31, 2017, the carrying value of our DTAs was $140 million, although these assets were fully reserved because management determined that, as of such reporting date, it was not more likely than not that the Company would realize its DTAs. The Company’s DTAs remain fully reserved as of September 30, 2018.

Debt Obligations

This portfolio includes the Company’s subordinated debt, notes payable and other debt.  The carrying value and weighted-average yield of these debt obligations at September 30, 2018 is provided below in Table 21.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with debt obligations in this portfolio. The net fair value of these financial instruments was $5.1 million at September 30, 2018.

Interests in MGM

As consideration for the sale of our LIHTC business to Morrison Grove Management, LLC (“MGM”) in 2014, the Company received an option to acquire the LIHTC business of MGM, which primarily manages LIHTC investments on behalf of third party investors and for its own account.  This purchase option was converted on January 8, 2018, into a purchase and sale agreement that required the Company to complete the purchase of MGM subject to certain conditions precedent.  On January 8, 2018, the Company also (i) executed agreements to acquire from an affiliate of MGM certain assets pertaining to a specific LIHTC property and (ii) purchased a $9.0 million senior loan from an MGM affiliate.  This senior loan, which is secured by assets of MGM, bears interest at 11% payable quarterly.  The unpaid principal balance of this loan, which was $9.0 million as of September 30, 2018, is payable in full in June 2020.

On October 4, 2018, Hunt exercised its option to take assignment of the Company’s agreements to acquire (i) the LIHTC business of MGM and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). As a result of the concurrent assignment of the MGM Agreements and Hunt’s closing thereunder, the Company expects to recognize an increase in common shareholders’ equity of approximately $14.2 million in the fourth quarter of 2018, or approximately $2.35 per share based upon diluted shares outstanding at September 30, 2018.

In connection with the closing of the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of MGM and other LIHTC related assets. Those additional transactions included the acquisition by Hunt of (i) the Company’s $9.0 million held for sale loan for $9.4 million of cash that the Company had previously acquired from an affiliate of MGM and (ii) the Company’s remaining general partner interests in two nonconsolidated LIHTC funds. In addition, the Company acquired $10.0 million in Hunt notes from the MGM principals for $5.0 million in cash and $5.0 million in a Company note. This purchase increased the aggregate principal balance of the Company’s existing $57.0 million note from Hunt to $67.0 million. The Company’s $5.0 million note to the MGM principals bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026.

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

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity increased $6.9 million in the third quarter to $193.5 million at September 30, 2018. This change was driven by $5.3 million in comprehensive income that was allocable to common shareholders and by $1.6 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased $0.94 per share in the third quarter of 2018 to $32.96 at September 30, 2018.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $5.3 million in the third quarter of 2018, which consisted of $8.6 million of net income that was allocable to common shareholders and $3.3 million of other comprehensive loss that was allocable to common shareholders. In comparison, we recognized $10.0 million of comprehensive income that was allocable to common shareholders during the third quarter of 2017, which consisted of $9.9 million of net income that was allocable to common shareholders and $0.1 million of other comprehensive income that was allocable to common shareholders.

Net income that we recognized in the third quarter of 2018 was primarily driven by net interest income, net gains on bonds and equity in income from unconsolidated funds and ventures. Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other comprehensive loss that we reported in the third quarter of 2018 was primarily attributable to the reclassification of unrealized holding gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the sale of certain bond investments. The impact of this reclassification was partially offset by net unrealized holding gains that we recognized in AOCI during the third quarter in connection with our Bond Portfolio. Refer to “Consolidated Balance Sheet Analysis” for more information about other comprehensive income.

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

Table 3 provides a balance sheet summary for the periods presented. For presentation purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 3 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities. For the periods presented, the assets, liabilities and noncontrolling interests related to these CFVs were attributable to consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agreed to indemnify the purchaser of our general partner interest in such funds from investor claims related to those guarantees. However, the Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017. See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” and Note 15, “Consolidated Funds and Ventures,” for more information about CFVs.

Table 3: Balance Sheet Summary

	At	At	At	At
	September 30,	June 30,	March 31,	December 31,	Change for
(in thousands, except per share data)	2018	2018	2018	2017	3Q 2018
Assets
Cash and cash equivalents	$15,556	$27,045	$33,444	$35,693	$(11,489)
Restricted cash (without CFVs)	10,944	15,916	15,870	21,271	(4,972)
Investments in debt securities (without CFVs)	147,808	162,261	157,824	143,604	(14,453)
Investments in partnerships (without CFVs)	146,104	128,206	122,432	128,820	17,898
Loans	67,299	66,299	66,299	736	1,000
Other assets (without CFVs)	16,187	17,585	17,497	12,730	(1,398)
Assets of discontinued operations	─	─	─	61,220	─
Assets of CFVs (1)	─	─	─	127,812	─
Total assets	$403,898	$417,312	$413,366	$531,886	$(13,414)

Liabilities and Noncontrolling Interests
Debt (without CFVs)	$187,172	$203,087	$205,099	$209,427	$(15,915)
Accounts payable and accrued expenses	3,166	3,405	4,137	6,098	(239)
Other liabilities (without CFVs) (1), (2)	20,013	24,138	25,717	21,482	(4,125)
Liabilities of discontinued operations	─	─	─	17,212	─
Liabilities of CFVs	─	─	─	50,565	─
Noncontrolling interests related to CFVs	─	─	─	89,529	─
Total liabilities and noncontrolling interests	$210,351	$230,630	$234,953	$394,313	$(20,279)

Common Shareholders' Equity	$193,547	$186,682	$178,413	$137,573	$6,865

Common shares outstanding	5,830	5,770	5,746	5,618	60
Common shareholders' equity per common share	$33.20	$32.35	$31.05	$24.49	$0.85

Diluted common shareholders' equity (3)	$198,978	$196,205	$188,947	$146,915	$2,773
Diluted common shares outstanding	6,037	6,128	6,130	6,002	(91)
Diluted common shareholders' equity per common share	$32.96	$32.02	$30.82	$24.48	$0.94

(1)	Deferred revenue balances associated with financial guarantees that were made by the Company to 11 guaranteed LIHTC funds had been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company had consolidated such guaranteed LIHTC funds for reporting purposes. The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.5 million at December 31, 2017. The 11 guaranteed LIHTC funds were deconsolidated as of March 31, 2018, and, as a result, related deferred revenue balances were derecognized from the Company’s Consolidated Balance Sheets as of such reporting date.

(2)	Includes $14.1 million of deferred revenue associated with the Company’s sale of its LIHTC business as of September 30, 2018, June 30, 2018 and March 31, 2018 and $10.3 million as of December 31, 2017. See Notes to Consolidated Financial Statements — Note 17, “Subsequent Events,” for more information regarding the realization of such deferred revenue in the fourth quarter of 2018.

(3)	Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017. In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise. These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares. The carrying value of liabilities that relate to all outstanding employee common share options was $5.4 million, $9.5 million, $10.5 million and $9.3 million at September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

Common Shareholders’ Equity

Table 4 summarizes the changes in common shareholders’ equity for the periods presented.

Table 4: Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net income allocable to common shareholders	$8,624	$9,921	$(1,297)	$29,726	$13,894	$15,832
Other comprehensive (loss) income allocable to common shareholders	(3,375)	61	(3,436)	9,832	1,181	8,651
Other changes in common shareholders' equity	1,616	(1,803)	3,419	16,416	(4,673)	21,089
Net change in common shareholders' equity	$6,865	$8,179	$(1,314)	$55,974	$10,402	$45,572

Other Comprehensive Income Allocable to Common Shareholders

Table 5 summarizes other comprehensive income that was allocable to common shareholders for the periods presented.

Table 5: Other Comprehensive Income Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Bond related activity:
Bond fair value adjustments	$1,025	$(274)	$1,299	$2,143	$(1,135)	$3,278
Increase in accumulated other comprehensive income due to equity in losses from LTPPs	─	897	(897)	─	3,104	(3,104)
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	(620)	(4,460)	(5,080)	(620)	(4,460)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	141	39	102	6	39	(33)
Recognition of unrealized holding gains due to deconsolidation of consolidated LTPPs	─	─	─	9,415	─	9,415
Other comprehensive (loss) income related to bond activity	(3,914)	42	(3,956)	6,484	1,388	5,096
Income tax benefit	14	─	14	─	─	─
Cumulative translation adjustment	525	19	506	3,348	(207)	3,555
Other comprehensive (loss) income allocable to common shareholders	$(3,375)	$61	$(3,436)	$9,832	$1,181	$8,651

The other comprehensive loss that was allocable to common shareholders for the three months ended September 30, 2018 was primarily a result of the reclassification out of AOCI and into our Consolidated Statements of Operations of $5.1 million of realized gains associated with two bond investments that were sold in the third quarter of 2018. This decline was partially offset by a net increase in unrealized holdings gains that we recognized in the third quarter of 2018 in connection with our bond investments.

Other comprehensive income that was allocable to common shareholders for the nine months ended September 30, 2018 increased compared to other comprehensive income for the nine months ended September 30, 2017, primarily as a result of (i) the recognition of net unrealized holding gains associated with bond investments that were no longer eliminated for reporting purposes in the first quarter of 2018 due to the derecognition of corresponding lower tier property partnerships, (ii) net increase in unrealized holding gains that we recognized in the third quarter of 2018 in connection with our bond investments and (iii) the reversal of a $3.4 million cumulative translation adjustment due to the sale of our international asset and investment management business in the first quarter of 2018. These increases were partially offset by the reclassification out of AOCI and into our Consolidated Statements of Operations of $5.1 million of realized gains associated with two bond investments that were sold in the third quarter of 2018.

Other Changes in Common Shareholders’ Equity

Table 6 summarizes other changes in common shareholders’ equity for the periods presented.

Table 6: Other Changes in Common Shareholders’ Equity

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Common share repurchases	$(772)	$(1,161)	$389	$(4,113)	$(3,913)	$(200)
Common shares issued	─	─	─	8,375	─	8,375
Net change due to change in accounting principles	─	─	─	9,206	─	9,206
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	(724)	724	(73)	(931)	858
Director and employee share awards	82	82	─	246	171	75
Options exercised	4,057	─	4,057	4,841	─	4,841
Options tendered for payment of withholding taxes	(1,751)	─	(1,751)	(2,066)	─	(2,066)
Other changes in common shareholders' equity	$1,616	$(1,803)	$3,419	$16,416	$(4,673)	$21,089

The amount of other changes in common shareholders’ equity for the three months ended September 30, 2018 increased compared to that reported for the three months ended September 30, 2017, primarily as a result of (i) the exercise of stock options previously granted to our officers and (ii) the decline in the number of common shares that were repurchased by the Company during the third quarter of 2018 compared to that purchased by the Company in the third quarter of 2017.

The amount of other changes in common shareholders’ equity for the nine months ended September 30, 2018 increased compared to that reported for the nine months ended September 30, 2017, primarily as a result of (i) a $9.2 million transition adjustment to retained earnings that we recognized in connection with the adoption of new accounting standards on January 1, 2018 (see “Adoption of New Accounting Standards” within Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies”), (ii) the issuance of 250,000 common shares to Hunt during the nine months ended September 30, 2018 in connection with the Disposition and (iii) the exercise of stock options during 2018 that were previously granted to our officers.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations for the three months and nine months ended September 30, 2018 and September 30, 2017 and should be read in conjunction with our financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

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

Net Income Allocable to Common Shareholders

Table 7 summarizes net income allocable to common shareholders for the periods presented.

Table 7: Net Income Allocable to Common Shareholders

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net interest income	$2,603	$1,814	$789	$8,707	$6,361	$2,346
Other income	204	793	(589)	717	1,302	(585)
Operating and other expenses:
Other interest expense	(1,166)	(953)	(213)	(3,353)	(3,331)	(22)
Operating expenses	(3,441)	(7,933)	4,492	(14,746)	(16,697)	1,951
Net gains on bonds, derivatives, real estate sales and operations, loans and debt extinguishment of liabilities	7,260	5,390	1,870	11,622	5,129	6,493
Equity in income from unconsolidated funds and ventures	3,273	6,531	(3,258)	5,655	11,472	(5,817)
Net loss allocated to common shareholders related to CFVs	─	(897)	897	─	(3,094)	3,094
Net income to common shareholders from continuing operations before income taxes	8,733	4,745	3,988	8,602	1,142	7,460
Income tax expense	(122)	(384)	262	(86)	(550)	464
Net income to common shareholders from discontinued operations, net of tax	13	5,095	(5,082)	21,210	11,787	9,423
Net losses allocable to noncontrolling interests in CFVs related to discontinued operations	─	465	(465)	─	1,515	(1,515)
Net income allocable to common shareholders	$8,624	$9,921	$(1,297)	$29,726	$13,894	$15,832

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 8 summarizes net interest income for the periods presented.

Table 8: Net Interest Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Interest income:
Interest on bonds	$2,178	$2,194	$(16)	$7,425	$7,049	$376
Interest on loans and short-term investments	1,055	91	964	3,196	638	2,558
Total interest income	3,233	2,285	948	10,621	7,687	2,934
Asset related interest expense:
Bond related debt	(630)	(471)	(159)	(1,914)	(1,326)	(588)
Total interest expense	(630)	(471)	(159)	(1,914)	(1,326)	(588)
Net interest income	$2,603	$1,814	$789	$8,707	$6,361	$2,346

Net interest income for the three months and nine months ended September 30, 2018 increased compared to that reported for the three months and nine months ended September 30, 2017 primarily due to (i) interest income on a $57.0 million note receivable that we recognized during 2018 in connection with the Disposition and (ii) the recognition of interest income on a $9.0 million senior loan during 2018 that we acquired from an affiliate of MGM. The impact associated with these items was partially offset by an increase in interest expense associated with bond related debt that was prompted by the reclassification of notes payable and other debt to bond related debt. The reclassification of such debt obligations was made in connection with the two bond investments that were recognized in the first quarter of 2018 upon the deconsolidation of various CFVs.

Other Income

Other Income includes asset management fees and reimbursements as well as other miscellaneous income.

Table 9 summarizes other income for the periods presented.

Table 9: Other Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Other income	$204	$793	$(589)	$717	$1,302	$(585)

Other income for the three months and nine months ended September 30, 2018 declined compared to that reported for the three months and nine months ended September 30, 2017 primarily due to the recognition of approximately $0.6 million of non-recurring income that was received in the third quarter of 2017 in connection with the reimbursement by MMA Capital TC Fund I, LLC of a mandatory loan that the Company had made to fulfill a guaranteed obligation.

Other Interest Expense

Other interest expense represents our cost of funding associated with debt obligations that do not finance our interest earning assets.

Table 10 summarizes other interest expense for the periods presented.

Table 10: Other Interest Expense

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Subordinated debt	$(891)	$(782)	$(109)	$(2,472)	$(3,003)	$531
Notes payable and other debt	(275)	(171)	(104)	(881)	(328)	(553)
Other interest expense	$(1,166)	$(953)	$(213)	$(3,353)	$(3,331)	$(22)

Other interest expense for the three months and nine months ended September 30, 2018 increased compared to that reported for the three months and nine months ended September 30, 2017 primarily as a result of (i) the issuance of debt in the third quarter of 2017 that was used to finance our purchase of an 11.85% ownership interest in SAWHF and (ii) an increase in variable interest rates associated with our subordinated debt. The impact of these items was partially offset by a reduction in other interest expense that was attributable to our discounted purchase during the first nine months of 2017 of $26.4 million of the Company’s subordinated debt of which $19.9 million and $6.5 million pertained to purchases during the second and third quarters of 2017, respectively.

Operating Expenses

Operating expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 11 summarizes operating expenses for the periods presented.

Table 11: Operating Expenses

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Salaries and benefits	$(33)	$(4,204)	$4,171	$(1,128)	(9,471)	$8,343
External management fees and reimbursable expenses	(1,059)	─	(1,059)	(5,762)	─	(5,762)
General and administrative	(328)	(411)	83	(1,032)	(1,184)	152
Professional fees	(1,230)	(2,077)	847	(5,031)	(4,408)	(623)
Other expenses	(791)	(1,241)	450	(1,793)	(1,634)	(159)
Operating expenses	$(3,441)	$(7,933)	$4,492	$(14,746)	$(16,697)	$1,951

Operating expenses for the three months ended September 30, 2018 declined compared to those reported for the three months ended September 30, 2017 primarily due to (i) a decrease in employee-related compensation and other overhead costs that stemmed from the Company’s conversion to an externally managed business model upon settlement of the Disposition, (ii) a non-recurring $0.9 million other-than-temporary impairment charge recognized in the third quarter of 2017 in connection with one of our investments in infrastructure bonds and (iii) non-recurring professional fees that were incurred during the three months ended September 30, 2017 primarily associated with the Disposition. The impact of these items was partially offset by (i) the incurrence in 2018 of external management fees and reimbursable expenses payable to our External Manager and (ii) $0.6 million of foreign currency losses associated with the remeasurement of foreign currency-denominated assets and liabilities to U.S. dollars during the three months ended September 30, 2018.

Operating expenses for the nine months ended September 30, 2018 declined compared to those reported for the nine months ended September 30, 2017 primarily due a reduction in (i) employee-related compensation and other overhead costs that stemmed from the Company’s conversion to an externally managed business model upon settlement of the Disposition and (ii) stock compensation-related expense that was attributable to decreases in the volume of outstanding stock options driven by the exercise thereof in 2018 by our officers. The impact of these items was partially offset by (i) the incurrence in 2018 of external management fees and reimbursable expenses payable to our External Manager, (ii) an increase in non-recurring professional fees during the first quarter of 2018 that were largely driven by the Disposition and (iii) $0.5 million of foreign currency losses associated with the remeasurement of foreign currency-denominated assets and liabilities to U.S. dollars during the nine months ended September 30, 2018.

Net Gains (Losses) Relating to Bonds, Derivatives, Real Estate-Related Investments, Loans and Extinguishment of Liabilities

Net gains (losses) relating to bonds, derivatives, real estate-related investments, loans and extinguishment of liabilities (“Net gains”) includes net realized and unrealized gains and losses associated with loans and derivative instruments, as well as includes gains that are realized by the Company in connection with the extinguishment of its recognized debt obligations.

Table 12 summarizes Net gains for the periods presented.

Table 12: Net Gains

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net gains on bonds	$5,080	$620	$4,460	$5,080	$620	$4,460
Net gains on derivatives	1,102	1,430	(328)	5,464	2,501	2,963
Net gains on real estate-related investments	1,092	1,526	(434)	1,092	1,700	(608)
Net gains (losses) on loans	─	805	(805)	─	(4,530)	4,530
Net (losses) gains on extinguishment of liabilities	(14)	1,009	(1,023)	(14)	4,838	(4,852)
Total net gains	$7,260	$5,390	$1,870	$11,622	$5,129	$6,493

Net gains for the three months ended September 30, 2018 increased compared to those reported for the three months ended September 30, 2017 primarily due to the recognition of $5.1 million of realized gains associated with two bond investments that were sold in the third quarter of 2018. The impact of this item was partially offset by decreases that were attributable to (i) non-recurring extinguishment gains that were recognized in the third quarter of 2017 in connection with the discounted purchase of $6.5 million of subordinated debt and (ii) an $0.8 million loan recovery that was received in connection with the settlement of a third-party guaranty in the third quarter of 2017.

Net gains for the nine months ended September 30, 2018 increased compared to those reported for the nine months ended September 30, 2017 primarily due to (i) $5.3 million of non-recurring fair value losses that we recognized in the first quarter of 2017 associated with a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017, (ii) $5.1 million of realized gains associated with two bond investments that were sold in the third quarter of 2018 and (iii) an increase in net gains on derivatives that primarily related to derivative instruments that we use to hedge interest rate risk. The impact of these items was partially offset by non-recurring extinguishment gains of $4.8 million that were recognized during the first nine months of 2017 in connection with discounted purchases of debt obligations that were made by the Company during such reporting period.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 13 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 13: Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S. real estate partnerships	$1,770	$3,908	$(2,138)	$1,996	$4,053	$(2,057)
Solar Ventures	2,032	2,160	(128)	4,004	6,956	(2,952)
SAWHF	(529)	463	(992)	(345)	463	(808)
Equity in income from unconsolidated funds and ventures	$3,273	$6,531	$(3,258)	$5,655	$11,472	$(5,817)

Equity in income from unconsolidated funds and ventures for the three months ended September 30, 2018 declined compared to that reported for the three months ended September 30, 2017 primarily due to (i) a non-recurring $3.8 million gain that was recognized in the third quarter of 2017 in connection with the sale of the underlying real estate by the partnership in which the Company held a 33% limited partner interest and (ii) a decline in the net income attributable to the Company from its SAWHF investment primarily the result of unrealized investment gains being recognized in the 2017 reporting periods by the fund as compared to unrealized investment losses recognized in the 2018 reporting periods. This decline was partially offset by additional income recognized in the third quarter of 2018 related to three limited partner interests in affordable housing partnerships that were acquired in the first quarter of 2018.

Equity in income from unconsolidated funds and ventures for the nine months ended September 30, 2018 declined compared to that reported for the nine months ended September 30, 2017 primarily due to the factors identified in the preceding paragraph, coupled with a decrease in interest income earned by our Solar Ventures that was attributable to uninvested capital during the first six months of 2018 and an increase in the preferred return earned by our previous institutional capital partner during 2018.

Net Income to Common Shareholders from Discontinued Operations

Net income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Table 14 summarizes our income from discontinued operations, net of tax related to the sale of certain businesses and assets.

Table 14: Net Income to Common Shareholders from Discontinued Operations

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Income from discontinued operations	$13	$4,844	$(4,831)	$790	11,536	$(10,746)
Net gain from disposal of business	─	251	(251)	20,420	251	20,169
Total net gain from discontinued operations	13	5,095	(5,082)	21,210	11,787	9,423
Loss from discontinued operations allocable to noncontrolling interests	─	465	(465)	─	1,515	(1,515)
Net income to common shareholders from discontinued operations	$13	$5,560	$(5,547)	$21,210	$13,302	$7,908

Net income to common shareholders from discontinued operations for the three months ended September 30, 2018 declined compared to that reported for the three months ended September 30, 2017 because of the derecognition in the first quarter of 2018 of various businesses and assets that were conveyed to Hunt in connection with the Disposition.

Net income to common shareholders from discontinued operations for the nine months ended September 30, 2018 increased compared to that reported for the nine months ended September 30, 2017 primarily due to a net gain of $20.4 million that we recognized in the first quarter of 2018 in connection with the Disposition. The impact of this net gain was partially offset by a decline in income from discontinued operations that was primarily driven by (i) the short duration of the Company’s ownership in the first quarter of 2018 of the businesses and assets that were conveyed in the Disposition, while corresponding amounts reported for the nine months ended September 30, 2017 reflect ownership of such items for a full reporting period and (ii) the derecognition upon settlement of the Disposition of noncontrolling interests associated with previously consolidated property partnerships. See Notes to Consolidated Financial Statements – Note 14, “Discontinued Operations,” for more information.

Net Loss from CFVs Allocable to Common Shareholders

Table 15 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 15: Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2018		2017	Change	2018		2017	Change
Interest on loans and short-term investments	$	─	$3	$(3)	$	─	$8	$(8)
Other income		─	─	─		─	239	(239)
Interest expense		─	(121)	121		─	(307)	307
Professional fees		─	(487)	487		─	(589)	589
Impairment		─	(9,671)	9,671		─	(21,071)	21,071
Asset management fee expense		─	(1,016)	1,016		─	(3,206)	3,206
Other expenses		─	(459)	459		─	(1,370)	1,370
Equity in losses from LTPPs of CFVs		─	(1,863)	1,863		─	(9,125)	9,125
Net loss from CFVs		─	(13,614)	13,614		─	(35,421)	35,421
Net loss from CFVs allocable to noncontrolling interest in CFVs from continuing operations		─	12,717	(12,717)		─	32,327	(32,327)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(897)	$897	$	─	$(3,094)	$3,094

Table 16 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 16: Net Loss from CFVs Allocable to Common Shareholders

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2018		2017	Change	2018		2017	Change
Equity in losses from LTPPs	$	─	$(897)	897	$	─	$(3,104)	$3,104
Equity in income from consolidated property partnerships		─	─	─		─	10	(10)
Net loss from CFVs allocable to common shareholders from continuing operations	$	─	$(897)	$897	$	─	$(3,094)	$3,094

The sale of our LIHTC business line and certain assets to Hunt on January 8, 2018 resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017. As a result, for the three months and nine months ended September 30, 2018, the Company did not recognize any revenues, expenses, assets, liabilities or noncontrolling interests associated with such CFVs or an allocation to common shareholders during such reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; and (iii) cash flows from investing activities.

Summary of Cash Flows

For purposes of presenting the Company’s summary of cash flows and changes thereto, Tables 17 – 20 of this Report have been retrospectively adjusted to reflect the Company’s adoption on January 1, 2018, of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance requires the Company to include amounts that are deemed to be restricted cash and restricted cash equivalents together with its cash and cash equivalent balances for purposes of preparing its Consolidated Statements of Cash Flows.

Table 17 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though changes in such balances that were attributable to CFVs are separately identified in such tabular disclosure. However, changes in net cash flows that are reported in Tables 18, 19 and 20 are exclusive of changes in restricted cash of CFVs. At September 30, 2018, and September 30, 2017, $10.9 million and $42.7 million, respectively, of cash, cash equivalents and restricted cash as presented below in Table 17 represents restricted cash.

As a result of the Disposition, $19.7 million and $19.1 million of cash, cash equivalents and restricted cash were classified in the Consolidated Balance Sheets as “Assets of discontinued operations” at December 31, 2017 and September 30, 2017, respectively.

We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

Table 17: Net Decrease in Cash, Cash Equivalents and Restricted Cash

	For the nine months ended September 30, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash used in:
Operating activities	(3,994)	─	(3,994)
Investing activities	(41,814)	(24,554)	(66,368)
Financing activities	(3,324)	─	(3,324)
Net decrease in cash, cash equivalents and restricted cash	(49,132)	(24,554)	(73,686)
Cash, cash equivalents and restricted cash at end of period	$26,500	$ ─	$26,500

	For the nine months ended September 30, 2017
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$79,445	$23,584	$103,029
Net cash provided by (used in):
Operating activities	5,872	(2,176)	3,696
Investing activities	(1,229)	2,208	979
Financing activities	(16,444)	(79)	(16,523)
Net decrease in cash, cash equivalents and restricted cash	(11,801)	(47)	(11,848)
Cash, cash equivalents and restricted cash at end of period	$67,644	$23,537	$91,181

Operating Activities

Table 18 provides information about net cash flows provided by, or used in, operating activities for the periods presented. Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 18: Net Cash Flows Associated With Operating Activities

	For the nine months ended
	September 30,
(in thousands)	2018	2017	Change
Interest income	$12,135	$11,618	$517
Distributions received from investments in partnerships	7,810	4,517	3,293
Asset management fees received	1,017	12,248	(11,231)
Other income	183	987	(804)
Salaries and benefits	(176)	(13,666)	13,490
(Advances on) and proceeds received on loans held for sale	(9,000)	805	(9,805)
Interest paid	(5,547)	(5,568)	21
Professional fees	(5,396)	(4,751)	(645)
External management fees and reimbursable expenses	(4,703)	─	(4,703)
General and administrative	(1,015)	(2,022)	1,007
Other expenses	(431)	(220)	(211)
Other	1,129	1,924	(795)
Net cash flows (used in) provided by operating activities	$(3,994)	$5,872	$(9,866)

Net cash flows used in operating activities increased by $9.9 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This net increase was primarily driven by the following: (i) an $11.2 million decrease in asset management fees received as a result of the Disposition; (ii) the purchase of a $9.0 million senior loan from an MGM affiliate that we designated as held for sale; and (iii) $4.7 million of external management fees and reimbursable expenses incurred as a result of the Company’s conversion to an externally managed business model in the first quarter of 2018 in connection with the Disposition. The effects of these items were partially offset by (i) a $13.5 million decrease in cash flows used for salaries and benefits that stemmed from the Company’s conversion to an externally managed business model upon settlement of the Disposition and (ii) a $3.3 million increase in distributions received from the Company’s investments in partnerships and ventures primarily driven by distributions from the affordable housing partnerships in which we acquired limited partner interests in during the first quarter of 2018.

Investing Activities

Table 19 provides information about net cash flows provided by, or used in, investing activities for the periods presented. Cash flows from investing activities include, but are not limited to, principal payments and sales proceeds received on bonds and proceeds from the sale of real estate and other investments.

Table 19: Net Cash Flows Associated With Investing Activities

	For the nine months ended
	September 30,
(in thousands)	2018	2017	Change
Principal payments and sales proceeds received on bonds and loans	$7,466	$23,828	$(16,362)
Proceeds from the sale of real estate and other investments	1,678	5,887	(4,209)
Cash and restricted cash derecognized in the Disposition	(21,942)	─	(21,942)
Capital distributions received from investments in partnerships	21,595	10,681	10,914
Investments in property partnerships and real estate	(49,611)	(26,097)	(23,514)
Advances on and originations of loans held for investment	(1,000)	(15,528)	14,528
Net cash flows used in investing activities	$(41,814)	$(1,229)	$(40,585)

Net cash flows used in investing activities during the nine months ended September 30, 2018 increased by $40.6 million as compared to amounts used during the nine months ended September 30, 2017. This net increase was primarily driven by the following: (i) a $23.5 million increase in contributions to the Company’s investments in partnerships primarily related to the Solar Ventures; (ii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition; and (iii) a decline in the pace of redemption of bonds and loans. The effects of these items were partially offset by (i) a $14.5 million decrease in loan originations and advances, primarily due to the portfolio of taxable senior mortgage loans the Company acquired in the first quarter of 2017 and (ii) a $10.9 million increase in capital distributions received from the Company’s investments in partnerships, primarily related to the Solar Ventures.

Financing Activities

Table 20 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 20: Net Cash Flows Associated With Financing Activities

	For the nine months ended
	September 30,
(in thousands)	2018	2017	Change
Proceeds from borrowing activity	$12,189	$15,248	$(3,059)
Repayment of borrowings	(17,708)	(26,426)	8,718
Purchase of common shares	(4,113)	(3,913)	(200)
Options tendered for payment of withholding taxes	(2,067)	─	(2,067)
Issuance of common shares	8,375	─	8,375
Other	─	(1,353)	1,353
Net cash flows used in financing activities	$(3,324)	$(16,444)	$13,120

Net cash flows used in financing activities during the nine months ended September 30, 2018 decreased by $13.1 million as compared to amounts used during the nine months ended September 30, 2017. This decrease in net cash flows used for such activities was primarily attributable to (i) an $8.4 million increase in net cash flows provided from the private placement of 250,000 of the Company’s common shares to Hunt; and (ii) an $8.7 million decrease in the amount of net cash flows used to repay borrowings. During the nine months ended September 30, 2017, the Company used $21.8 million of cash to execute discounted purchases of the Company’s fixed rate subordinated debt while the Company used $16.3 million of cash in the nine-month period ended September 30, 2018 to terminate a total return swap that financed one of our leveraged bond investments. The effects of these items were partially offset by a decline in the Company’s borrowing activity.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  Each of the major types of our debt obligations is further discussed below.

Table 21 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September 30, 2018 and December 31, 2017. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about these contractual commitments.

Table 21: Asset Related Debt and Other Debt

	At		At
	September 30, 2018		December 31, 2017
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes payable and other debt – bond related	$81,414	3.0%	$83,838	3.1%

Other Debt (2)
Subordinated debt	98,285	3.5	99,997	2.6
Notes payable and other debt	7,473	14.7	25,592	6.7
Total other debt	105,758	4.3	125,589	3.5

Total asset related debt and other debt	187,172	3.7	209,427	3.3

Debt related to CFVs (3)	─	─	6,712	6.5

Total debt	$187,172	3.7%	$216,139	3.4%

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.

(2)	Other debt is debt that does not finance interest-bearing assets. The interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 15, “Consolidated Funds and Ventures,” for more information about CFVs.

Notes Payable and Other Debt – Bond Related

These debt obligations pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Subordinated Debt

At September 30, 2018 and December 31, 2017, the Company had subordinated debt with a UPB of $90.3 million and $91.6 million, respectively. The carrying value and weighted-average yield of this debt at September 30, 2018 and December 31, 2017 is provided above in Table 21. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At September 30, 2018 and December 31, 2017, the Company had notes payable and other debt with a UPB of $7.8 million and $26.0 million, respectively. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Debt Related to CFVs

The Disposition resulted in the derecognition from the Company’s Consolidated Balance Sheets of nearly all CFVs. As a result, all debt obligations associated with CFVs were derecognized upon the settlement of the Disposition. Consequently, the Company had no recognized debt related to CFVs as of September 30, 2018.

At December 31, 2017, the $6.7 million of debt related to CFVs consisted of debt obligations associated with one of the guaranteed LIHTC funds that we consolidated for reporting purposes. At December 31, 2017, the carrying value of this debt, which was due on demand, equaled its UPB and its weighted-average effective interest rate was 6.5%.

Covenant Compliance and Debt Maturities

At September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under its debt arrangements.

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

The Company had no unfunded loan commitments at September 30, 2018 and December 31, 2017. Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments for various purposes. These instruments contingently obligate the Company in most cases to make payments to its counterparties. Refer to Notes to Consolidated Financial Statements - Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 common shares, at a maximum price of $30.00 per share. The Company adopted a Rule 10b5-1 plan implementing the Board’s authorization. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. Furthermore, on November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represents the Company’s Book Value per share at September 30, 2018.

In the second quarter of 2018, the Company repurchased 121,027 common shares at an average price of $27.60. In the third quarter of 2018, the Company repurchased 28,473 common shares at an average price of $27.11. Between October 1, 2018 and November 1, 2018, the Company repurchased 34,350 common shares at an average price of $26.26. After taking into consideration the number of shares purchased through November 1, 2018, the number of shares that remains available for purchase under the amended 2018 Plan is 34,900.

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

At September 30, 2018, we had two shareholders with a greater than a 4.9% stake in the Company. Additionally, as of September 30, 2018, two of the Company’s executive officers, Michael L. Falcone and Gary A. Mentesana could each have a greater than 4.9% stake in the Company for purposes of the Rights Plan following their prospective exercise of their vested option awards. In anticipation of these officers becoming greater than 4.9% shareholders, the Board of Directors has named each of them as an exempted person in accordance with the Rights Plan and determined that the exercise of the options and the required share award purchases will not, in and of themselves, constitute a triggering event for purposes of our Rights Plan.

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

Item 1. Financial Statements

MMA Capital Management, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$15,556	$35,693
Restricted cash (includes $23,495 related to consolidated funds and ventures ("CFVs") at December 31, 2017)	10,944	44,766
Investments in debt securities (includes $122,811 and $128,902 pledged as collateral)	147,808	143,604
Investments in partnerships (includes $99,142 related to CFVs at December 31, 2017)	146,104	227,962
Loans held for investment	58,299	736
Loans held for sale	9,000	─
Other assets (includes $5,175 related to CFVs at December 31, 2017)	16,187	17,905
Assets of discontinued operations	─	61,220
Total assets	$403,898	$531,886

LIABILITIES AND EQUITY
Debt (includes $6,712 related to CFVs at December 31, 2017)	$187,172	$216,139
Accounts payable and accrued expenses	3,166	6,098
Unfunded equity commitments to lower tier property partnerships related to CFVs	─	8,003
Other liabilities (includes $35,850 related to CFVs at December 31, 2017)	20,013	57,332
Liabilities of discontinued operations	─	17,212
Total liabilities	$210,351	$304,784

Commitments and contingencies (see Note 10)

Equity
Noncontrolling interests in CFVs	$ ─	$89,529
Common shareholders’ equity:
Common shares, no par value (5,728,838 and 5,525,687 shares issued and outstanding and 101,320 and 92,282 non-employee directors' deferred shares issued at September 30, 2018 and December 31, 2017, respectively)	142,562	96,420
Accumulated other comprehensive income ("AOCI")	50,985	41,153
Total common shareholders’ equity	193,547	137,573
Total equity	193,547	227,102
Total liabilities and equity	$403,898	$531,886

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Interest on bonds	$2,178	$2,194	$7,425	$7,049
Interest on loans and short-term investments (includes $3 and $8 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	1,055	94	3,196	646
Total interest income	3,233	2,288	10,621	7,695
Interest expense
Asset related debt	630	471	1,914	1,326
Total interest expense	630	471	1,914	1,326
Net interest income	2,603	1,817	8,707	6,369

Non-interest revenue
Other income (includes $239 related to CFVs for the nine months ended September 30, 2017)	204	793	717	1,541
Total non-interest revenue	204	793	717	1,541
Total revenues, net of interest expense	2,807	2,610	9,424	7,910

Operating and other expenses
Interest expense (includes $121 and $307 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	1,166	1,074	3,353	3,638
Salaries and benefits	33	4,204	1,128	9,471
External management fees and reimbursable expenses	1,059	─	5,762	─
General and administrative	328	411	1,032	1,184
Professional fees (includes $487 and $589 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	1,230	2,564	5,031	4,997
Impairments (includes $9,671 and $21,071 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	─	10,551	388	21,951
Asset management fee expense (includes $1,016 and $3,206 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	19	1,053	62	3,281
Other expenses (includes $459 and $1,370 related to CFVs for the three months and nine months ended September 30, 2017, respectively)	772	783	1,343	2,049
Total operating and other expenses	4,607	20,640	18,099	46,571

Equity in income from unconsolidated funds and ventures (includes ($1,863) and ($9,125) related to CFVs for the three months and nine months ended September 30, 2017, respectively)	3,273	4,668	5,655	2,347
Net gains on bonds	5,080	620	5,080	620
Net gains (losses) on loans	─	805	─	(4,530)
Net gains on real estate and other investments	1,092	1,526	1,092	1,700
Net gains on derivatives	1,102	1,430	5,464	2,501
Net (losses) gains on extinguishment of liabilities	(14)	1,009	(14)	4,838
Net income (loss) from continuing operations before income taxes	8,733	(7,972)	8,602	(31,185)
Income tax expense	(122)	(384)	(86)	(550)
Net income from discontinued operations, net of tax	13	5,095	21,210	11,787
Net income (loss)	8,624	(3,261)	29,726	(19,948)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	─	12,717	─	32,327
Related to discontinued operations	─	465	─	1,515
Net income allocable to common shareholders	$8,624	$9,921	$29,726	$13,894

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic income per common share:
Income from continuing operations	$1.48	$0.74	$1.49	$0.10
Income from discontinued operations	0.01	0.95	3.71	2.26
Income per common share	$1.49	$1.69	$5.20	$2.36

Diluted income per common share:
Income from continuing operations	$1.41	$0.74	$1.49	$0.10
Income from discontinued operations	─	0.95	3.71	2.26
Income per common share	$1.41	$1.69	$5.20	$2.36

Weighted-average common shares outstanding:
Basic	5,804	5,871	5,717	5,890
Diluted	6,087	5,871	5,717	5,890

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income allocable to common shareholders	$8,624	$9,921	$29,726	$13,894
Net loss allocable to noncontrolling interests	─	(13,182)	─	(33,842)
Net income (loss)	$8,624	$(3,261)	$29,726	$(19,948)

Other comprehensive (loss) income allocable to common shareholders
Bond related changes:
Net unrealized gains	$1,025	$623	$2,143	$1,969
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	(620)	(5,080)	(620)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as other- than-temporary-impairment ("OTTI")	141	39	6	39
Reinstatement of unrealized bond gains due to deconsolidation of Consolidated Lower Tier Property Partnerships	─	─	9,415	─
Net change in other comprehensive income due to bonds	(3,914)	42	6,484	1,388
Income tax benefit	14	─	─	─
Foreign currency translation adjustment	525	19	3,348	(207)
Other comprehensive (loss) income allocable to common shareholders	$(3,375)	$61	$9,832	$1,181

Comprehensive income to common shareholders	$5,249	$9,982	$39,558	$15,075
Comprehensive loss to noncontrolling interests	─	(13,182)	─	(33,842)
Comprehensive income (loss)	$5,249	$(3,200)	$39,558	$(18,767)

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the nine months ended September 30, 2018
	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs		Total Equity
	Shares	Amount
Balance, January 1, 2018	5,617	$96,420	$41,153	$137,573		$89,529	$227,102
Net income	─	18,340	─	18,340		─	18,340
Other comprehensive income	─	─	9,160	9,160		─	9,160
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)		─	(73)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82		─	82
Net change due to deconsolidation	─	─	─	─		(89,529)	(89,529)
Cumulative change due to change in accounting principles	─	9,206	─	9,206		─	9,206
Common shares issued	125	4,125	─	4,125		─	4,125
Balance, March 31, 2018	5,745	128,100	50,313	178,413		─	178,413
Net income	─	2,762	─	2,762		─	2,762
Other comprehensive income	─	─	4,047	4,047		─	4,047
Options exercised	30	784	─	784		─	784
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82		─	82
Common shares issued	125	4,250	─	4,250		─	4,250
Options tendered for payment of withholding taxes	(13)	(315)	─	(315)		─	(315)
Common share repurchases	(121)	(3,341)	─	(3,341)		─	(3,341)
Balance, June 30, 2018	5,769	132,322	54,360	186,682		─	186,682
Net income	─	8,624	─	8,624		─	8,624
Other comprehensive loss	─	─	(3,375)	(3,375)		─	(3,375)
Options exercised	158	4,057	─	4,057		─	4,057
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82		─	82
Options tendered for payment of withholding taxes	(72)	(1,751)	─	(1,751)		─	(1,751)
Common share repurchases	(28)	(772)	─	(772)		─	(772)
Balance, September 30, 2018	5,830	$142,562	$50,985	$193,547	$	─	$193,547

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the nine months ended September 30, 2017
	Common Equity Before AOCI		AOCI	Total Common Shareholders’ Equity	Noncontrolling Interest in CFVs	Total Equity
	Shares	Amount
Balance, January 1, 2017	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net loss	─	(3,444)	─	(3,444)	(9,137)	(12,581)
Other comprehensive income	─	─	352	352	─	352
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(207)	─	(207)	─	(207)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	44	─	44	─	44
Common share repurchases	(88)	(1,770)	─	(1,770)	─	(1,770)
Balance, March 31, 2017	5,921	82,129	38,170	120,299	125,862	246,161
Net income (loss)	─	7,417	─	7,417	(11,523)	(4,106)
Other comprehensive income	─	─	768	768	─	768
Distributions	─	─	─	─	(30)	(30)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	45	─	45	─	45
Common share repurchases	(42)	(982)	─	(982)	─	(982)
Balance, June 30, 2017	5,881	88,609	38,938	127,547	114,309	241,856
Net income (loss)	─	9,921	─	9,921	(13,182)	(3,261)
Other comprehensive income	─	─	61	61	─	61
Distributions	─	─	─	─	(10)	(10)
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(724)	─	(724)	(65)	(789)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82	─	82
Common share repurchases	(49)	(1,161)	─	(1,161)	─	(1,161)
Balance, September 30, 2017	5,835	$96,727	$38,999	$135,726	$101,052	$236,778

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,726	$(19,948)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for credit losses and impairment (1)	388	21,951
Net equity in income from investments in partnerships	(5,655)	(2,047)
Net gains on bonds	(5,080)	(620)
Net gains on real estate and other investments	(1,157)	(1,962)
Gain on disposal of discontinued operations	(20,420)	─
Net losses on loans	─	4,530
Net gains on derivatives	(3,208)	(515)
Net losses (gains) on extinguishment of liabilities	14	(4,838)
(Advances on) and proceeds received on loans held for sale	(9,000)	805
Distributions received from investments in partnerships	7,810	4,487
Subordinated debt effective yield amortization and interest accruals	(238)	(500)
Depreciation and other amortization (1)	(516)	1,960
Foreign currency losses	531	132
Stock-based compensation expense	1,176	2,651
Decrease (increase) in asset management fees receivable	275	(6,167)
Increase in asset management fees payable	─	1,269
Other, net	1,360	2,508
Net cash (used in) provided by operating activities	(3,994)	3,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	7,466	23,828
Advances on and originations of loans held for investment	(1,000)	(15,528)
Investments in partnerships and real estate	(49,611)	(26,197)
Proceeds from the sale of real estate and other investments	1,678	6,213
Cash and restricted cash derecognized in the Disposition	(23,009)	─
Restricted cash related to deconsolidated guaranteed LIHTC funds	(23,487)	─
Capital distributions received from investments in partnerships	21,595	12,663
Net cash (used in) provided by investing activities	(66,368)	979
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	12,189	15,248
Repayment of borrowings	(17,709)	(26,495)
Purchase of treasury stock	(4,113)	(3,913)
Options tendered for payment of withholding taxes	(2,066)	─
Issuance of treasury stock	8,375	─
Other, net	─	(1,363)
Net cash used in financing activities	(3,324)	(16,523)
Net decrease in cash, cash equivalents and restricted cash	(73,686)	(11,848)
Cash, cash equivalents and restricted cash at beginning of period (includes $19,727 of assets of discontinued operations as of December 31, 2017)	100,186	103,029
Cash, cash equivalents and restricted cash at end of period	$26,500	$91,181

(1)	These amounts primarily relate to CFVs for the nine months ended September 30, 2017.

The accompanying notes are an integral part of these consolidated financial statements

MMA Capital Management, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,547	$5,804
Income taxes paid	281	260

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	9,832	1,181
Debt and liabilities extinguished through sales and collections on bonds and loans	15,578	1,641
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principles	9,206	─
Increase in loans from the Disposition	57,000	─
Increase in investments in debt securities from the Disposition	17,986	─
Increase in other assets from the Disposition	2,142	─
Increase in deferred revenue from the Disposition	(13,000)	─
Increase in accumulated other comprehensive income from the Disposition	(9,415)	─
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	6,138	─
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	4,841	─

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	(98,760)	─
Decrease in other assets	(5,174)	─
Decrease in debt	6,712	─
Decrease in unfunded equity commitments to lower tier property partnerships	8,003	─
Decrease in other liabilities	35,850	─
Decrease in noncontrolling interests	83,909	─

	At	At
	September 30,	September 30,
	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$15,556	$29,356
Restricted cash	10,944	42,723
Assets of discontinued operations	─	19,102
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$26,500	$91,181

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

The Company invests in debt associated with renewable energy infrastructure and real estate. We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts. Our investments, other assets and liabilities are organized into three portfolios:

•	Energy Capital – This portfolio includes investments that we have made directly or through joint ventures with an institutional capital partner in loans that finance renewable energy projects;

•	Leveraged Bonds – This portfolio primarily includes tax-exempt mortgage revenue bonds that are leveraged; and

•	Other Assets and Liabilities – This portfolio includes certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC, an investment adviser registered with the SEC (our “External Manager”). In conjunction with this change, and as further discussed in the 2017 Annual Report, we completed the sale of the following businesses and assets to Hunt (Hunt Companies, Inc. and/or its affiliates are herein referred to as “Hunt” and this sale transaction is hereinafter referred to as the “Disposition”):

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

Proposed Conversion to a Corporation

On August 7, 2018, the Board of Directors (“Board”) approved the conversion of our legal form of organization from a limited liability company to a corporation. Since its inception, the Company has followed a corporate form of governance and, in July 2013, elected to be taxed as a corporation. The proposed conversion would conform our legal form of organization to that of our tax and governance attributes.

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

The proposed conversion of the Company’s legal form to that of a corporation is subject to the approval of our shareholders. Accordingly, the Company will hold a special shareholders’ meeting on November 20, 2018 at which shareholders will be provided an opportunity to vote on the Company’s proposed conversion. The Company filed a proxy statement with the SEC on September 28, 2018 that provides more information about the Company’s proposed conversion including the differences between the DGCL and our proposed corporate documents as compared with the LLC Act and our current limited liability company operating agreement.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

The unaudited interim consolidated financial statements as of, and for the three months and nine months ended September 30, 2018, should be read in conjunction with our audited consolidated financial statements and related notes included in our 2017 Annual Report.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Balance Sheets and Consolidated Statements of Operations for all reporting periods presented as a result of certain discontinued operations occurring in the first quarter of 2018 as a result of the Disposition. We have also made certain reclassifications to the prior year’s financial statements to enhance comparability with the current year’s financial statements.

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

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Only our asset management fee revenue is subject to Topic 606, which represents an insignificant portion of the Company’s total revenue. The adoption of Topic 606 did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the three or nine months ended September 30, 2018.

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

Accounting for Business Combinations

In January 2017, ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” was issued. This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination. We adopted this new guidance on its effective date of January 1, 2018. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the nine months ended September 30, 2018.

Accounting for Stock Compensation

In May 2017, ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” was issued. This guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718, “Compensation – Stock Compensation.” Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We adopted this new guidance on its effective date of January 1, 2018. The adoption of Topic 718 did not have an impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance eliminates certain disclosure requirements for fair value measurements, requires public entities to disclose certain new information and modifies some disclosure requirements. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements

Accounting for Income Taxes

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

The Company’s investments in other real estate-related bonds consists of municipal bonds that finance the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development.

The weighted-average pay rate on the Company’s bond portfolio was 6.4% and 6.2% at September 30, 2018 and December 31, 2017, respectively. Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at September 30, 2018 and December 31, 2017.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$116,870	$75,976	$50,256	$ ─	$126,232	108%
Other real estate-related bond investments	26,825	20,889	750	(63)	21,576	80%
Total	$143,695	$96,865	$51,006	$(63)	$147,808	103%

	At
	December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$105,472	$67,982	$43,587	$ ─	$111,569	106%
Other real estate-related bond investments	37,050	31,163	1,203	(331)	32,035	86%
Total	$142,522	$99,145	$44,790	$(331)	$143,604	101%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

(2)	Includes one bond that was in a gross unrealized loss position for more than 12 consecutive months and that had a fair value of $15.0 million at September 30, 2018 and December 31, 2017.

See Note 8, “Fair Value,” which describes factors that contributed to the $4.2 million increase in the reported fair value of the Company’s bond portfolio for the nine months ended September 30, 2018.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments. If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents. At September 30, 2018, the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between March 2032 and March 2049. The Company also had four non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $3.1 million and $17.0 million, respectively, at September 30, 2018).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at September 30, 2018 and stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
September 30, 2018	$26,825	$20,889	$21,576
October 1 through December 31, 2018	1,855	262	2,113
2019	5,170	4,080	5,222
2020	12,045	8,485	12,496
2021	46,001	27,140	49,715
2022	51,799	36,009	56,686
Thereafter	─	─	─
Bonds that may not be prepaid	─	─	─
Total	$143,695	$96,865	$147,808

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at September 30, 2018 was 3.0 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total current (1)	$134,842	$135,571
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	12,966	8,033
Total	$147,808	$143,604

(1)	Includes one bond that was placed on non-accrual during the second quarter of 2018, as collection of principal and interest was not reasonably assured, that had a fair value of $6.6 million at September 30, 2018.

Troubled Debt Restructurings

The Company may periodically agree to modify the contractual terms of its investments in debt securities in the interest of attempting to obtain more cash or other value from a debtor than it otherwise would, or to increase the probability of receipt, by granting a concession to a borrower. If the Company makes an economic concession to a borrower who is experiencing financial difficulty, the Company will typically assess a modification or other form of concession to represent a troubled debt restructuring (“TDR”) for financial reporting purposes.

On August 27, 2018, the Company agreed to extend the scheduled payment date associated with one of its infrastructure bonds, which had a UPB of $10.7 million at September 30, 2018, from September 1, 2018 to November 1, 2018. This extension provided the debtor and the Company more time to negotiate a comprehensive restructuring of both of the Company’s infrastructure bond investments, which was completed on October 30, 2018. Refer to Note 17, “Subsequent Events,” for additional information.

There were no TDRs completed during the year ended December 31, 2017.

Non-Accrual Bonds

The fair value of the Company’s investments in bonds that were on non-accrual status was $19.5 million and $8.0 million at September 30, 2018 and December 31, 2017, respectively.  The Company recognized interest income on a cash basis of $0.1 million for the three months ended September 30, 2018 and September 30, 2017, and $0.3 million and $0.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Interest income not recognized on bonds that were on non-accrual status was $0.3 million and $0.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales or full redemptions of its investments in bonds of $0.5 million for the three months and nine months ended September 30, 2018 and $7.4 million for the three months and nine months ended September 30, 2017.

The following table provides information about gains or losses that were recognized in the Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018		2017	2018	2017
OTTI losses recognized on bonds held at each period-end	$	─	$(880)	$(6)	$(880)
Gains recognized at time of sale or redemption		5,080	620	5,080	620
Total net gains (losses) on bonds		$5,080	$(260)	$5,074	$(260)

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Investments in U.S. real estate partnerships (includes $928 and $1,046 related to variable interest entities ("VIEs")) (1)	$19,878	$19,114
Investment in SAWHF	10,703	12,695
Investment in Solar Ventures	115,523	97,011
Investments in Lower Tier Property Partnerships ("LTPPs") related to CFVs (2)	─	99,142
Total investments in partnerships	$146,104	$227,962

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

(2)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Investments in U.S. Real Estate Partnerships

At September 30, 2018, $18.9 million of the reported carrying value of investments in U.S. real estate partnerships relates to an equity investment made by the Company in a real estate venture to develop a mixed-use town center development. The Company made an initial capital contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital. The Company has the right to a preferred return on its capital contribution, as well as the right to share in excess cash flows of the real estate venture. As of September 30, 2018, the Company held a 71.2% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE and because decision-making rights are shared equally among its members, the Company accounts for this investment using the equity method of accounting.

During the first quarter of 2018, the Company acquired three limited partner interests in three affordable housing partnerships in which our ownership interest ranged from 74.25% to 74.92% for $3.3 million. While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary. Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting. At September 30, 2018, the carrying value of these investments was $0.9 million.

At September 30, 2018, four of the U.S. real estate partnerships in which we have investments were determined to be VIEs while, at December 31, 2017, two of the U.S. real estate partnerships in which we had investments were determined to be VIEs. The carrying value of the equity investments in these partnerships was $0.9 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment. Our maximum exposure to loss due to our involvement with these VIEs was $0.9 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of these investments.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total assets	$56,883	$57,712
Debt	5,863	7,037
Other liabilities	32,538	22,030

The following table provides information about the gross revenue, operating expenses and net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$543	$12,017	$1,722	$13,469
Operating expenses	487	317	1,377	1,425
Net (loss) income and net (loss) income attributable to the entity	(582)	11,028	(1,300)	10,150

Investment in SAWHF

At September 30, 2018, the carrying value of the Company’s 11.85% equity investment in SAWHF was $10.7 million. As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets, debt and other liabilities of SAWHF:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total assets	$90,621	$123,187
Debt	─	15,712
Other liabilities	69	100

The following table provides information about the gross revenue, operating expenses and net (loss) income of SAWHF:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$1,693	$(2,238)	$3,998	$4,626
Operating expenses	376	(1,591)	1,927	6,412
Net (loss) income and net (loss) income attributable to the entity	(4,463)	2,021	(2,896)	5,092

Investment in Solar Ventures

The carrying value of the Company’s equity investments in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) was $101.1 million, $2.9 million and $11.5 million, respectively, at September 30, 2018. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting. At December 31, 2017, the Company accounted for its equity investment in Renewable Energy Lending (“REL”) pursuant to the equity method of accounting. However, by acquiring its investment partner’s ownership interest in REL and becoming the sole owner of such investee on June 1, 2018, the Company began to consolidate REL for reporting purposes in the second quarter of 2018.

The following table provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of all investees for which the Company had an equity method investment:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total assets	$226,416	$399,758
Other liabilities	3,546	5,111
Noncontrolling interests	─	87,699

The following table provides information about the gross revenue, operating expenses and net income of all investees for which the Company had an equity method investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gross revenue	$6,118	$8,493	$18,639	$19,257
Operating expenses	1,290	1,194	4,107	4,022
Net income	4,755	7,208	14,974	15,604
Net income attributable to the entity	4,755	5,404	14,974	10,253

Note 4—Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Loans HFI	$58,299	$736
Loans HFS	9,000	─
Total loans	$67,299	$736

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

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
UPB	$59,140	$1,487
Cost basis adjustments, net	(841)	(751)
Loans HFI, net	$58,299	$736

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	September 30,		December 31,
	2018		2017
(in thousands)	UPB	Carrying value	UPB	Carrying value
Total current	$58,090	$58,000	$437	$437
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$59,140	$58,299	$1,487	$736

At September 30, 2018 and December 31, 2017, the Company did not have any loans for which it elected the FVO.

At September 30, 2018 and December 31, 2017, the UPB of HFI loans that were placed on non-accrual status was $1.1 million while the carrying value of these loans was $0.3 million as of such reporting dates.

At September 30, 2018 and December 31, 2017, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans HFS

We report the carrying value of HFS loans at the lower of cost or fair value. In this regard, if a loan’s amortized cost exceeds its fair value at a reporting date, the Company will establish a valuation allowance and recognize a related provision for loan loss in our Consolidated Statement of Operations as a component of “Net gains (losses) on loans.” Subsequent increases in the fair value of an HFS loan for which a valuation allowance was established will be recognized in the Consolidated Statements of Operations as a reduction of “Net gains (losses) on loans” up to the amount of previously recognized losses.

The cost basis for HFS loans was $15.0 million and $6.0 million at September 30, 2018 and December 31, 2017, respectively, with $9.0 million and zero carrying value at September 30, 2018 and December 31, 2017, respectively.

During the three months and nine months ended September 30, 2018 and September 30, 2017, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Refer to Note 17, “Subsequent Events,” for additional information.

Unfunded Loan Commitments

There were no unfunded loan commitments at September 30, 2018 and December 31, 2017.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Other assets:
Derivative assets	$9,653	$6,865
Real estate owned	3,719	3,447
Accrued interest receivable	1,928	1,558
Other assets	887	860
Other assets held by CFVs (1)	─	5,175
Total other assets	$16,187	$17,905

(1)	See Note 15, “Consolidated Funds and Ventures,” for more information.

Derivative Assets

At September 30, 2018 and December 31, 2017, the Company had $9.7 million and $6.9 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Building, furniture, fixtures and land improvement	$1,100	$828
Land	2,619	2,619
Total	$3,719	$3,447

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years. The Company’s Other Assets and Other Liabilities portfolio includes the Company’s REO that represents a parcel of land that is currently in the process of being developed. As a result, no depreciation expense was recognized in connection with this land investment for the three months and nine months ended September 30, 2018 and September 30, 2017. Additionally, the Company did not recognize any impairment losses for such reporting periods.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding:

	At		At
	September 30, 2018		December 31, 2017
		Weighted-Average		Weighted-Average
	Carrying	Effective Interest	Carrying	Effective Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt
Notes payable and other debt – bond related (1)
Due within one year	$35,022	2.9%	$41,767	3.2%
Due after one year	46,392	3.0	42,071	2.9

Total asset related debt	81,414	3.0	83,838	3.1

Other Debt
Subordinated debt (2)
Due within one year	2,244	3.5	2,297	2.6
Due after one year	96,041	3.5	97,700	2.6
Notes payable and other debt
Due within one year	─	─	14,733	2.8
Due after one year	7,473	14.7	10,859	12.1

Total other debt	105,758	4.3	125,589	3.5

Total asset related debt and other debt	187,172	3.7	209,427	3.3

Debt related to CFVs
Due within one year	─	─	6,712	6.5
Total debt related to CFVs	─	─	6,712	6.5

Total debt	$187,172	3.7	$216,139	3.4

(1)	Included in notes payable and other debt – bond related were unamortized debt issuance costs. The balance at September 30, 2018 and December 31, 2017 was de minimis.

(2)	The subordinated debt balances include net cost basis adjustments of $8.0 million and $8.3 million at September 30, 2018 and December 31, 2017, respectively, that pertain to premiums and debt issuance costs.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September 30, 2018:

Asset Related Debt
(in thousands)	and Other Debt
2018	$35,185
2019	2,194
2020	36,720
2021	20,804
2022	1,679
Thereafter	82,906
Net premium and debt issue costs	7,684
Total debt	$187,172

At September 30, 2018, the Company was in compliance with all covenants under its debt obligations.

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

At September 30, 2018, under the terms of these TRS agreements, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds (UPB of $76.2 million with a weighted-average pay rate of 6.6% at September 30, 2018). For the majority of the TRS agreements, the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread (notional amount of $74.2 million with a weighted-average pay rate of 2.9% at September 30, 2018) and for the remaining TRS agreements, the Company is required to pay the counterparty a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a spread (notional amount of $7.2 million with a weighted-average pay rate of 3.7% at September 30, 2018). The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

Other Debt

Other debt is debt that finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is included within “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by the Company’s wholly owned subsidiary MMA Financial Holdings, Inc. (“MFH”) and that was outstanding at September 30, 2018:

		Net Premium		Interim
(dollars in thousands)		and Debt	Carrying	Principal
Issuer	Principal	Issuance Costs	Value	Payments	Maturity Date	Coupon
MFH	$26,659	$2,437	$29,096	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,241	2,227	26,468	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	13,973	1,186	15,159	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,407	2,155	27,562	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$90,280	$8,005	$98,285

Notes Payable and Other Debt

At September 30, 2018, the UPB and carrying value was $7.8 million and $7.5 million, respectively, of notes payable and other debt used to finance the Company’s 11.85% ownership interest in SAWHF. Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At September 30, 2018, the JIBAR base rate was 7.03%.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2018 and December 31, 2017.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	September 30, 2018		December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Total return swaps	$2,589	$70	$2,347	$46
Basis swaps	1,112	15	439	26
Interest rate caps	1,400	─	788	─
Interest rate swaps	4,376	─	3,291	─
Foreign currency forward exchange	176	─	─	247
Total derivative instruments	$9,653	$85	$6,865	$319

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total return swaps	$71,616	$72,290
Basis swaps	84,500	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	130,000	140,000
Foreign currency forward exchange	4,399	4,363
Total dollar-based derivative instruments	$370,515	$397,153

The following table provides information about the net gains that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Total return swaps (1)	$422	$1,522	$2,060	$4,100
Basis swaps (2)	208	14	715	5
Interest rate caps	137	(116)	612	(598)
Interest rate swaps (3)	327	(162)	1,722	(1,178)
Foreign currency forward exchange	8	172	355	172
Total derivative gains	$1,102	$1,430	$5,464	$2,501

(1)	The accrual of net interest payments that are made in connection with TRS agreements are reported as derivative instruments and is classified as “Net gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.7 million for the three months ended September 30, 2018 and September 30, 2017. Net cash received was $1.9 million and $2.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(2)	The accrual of net interest payments that are made in connection with basis swaps is classified as “Net gains on derivatives” on the Consolidated Statements of Operations. The net cash paid was de minimis for the three months ended September 30, 2018 and September 30, 2017, and for the nine months ended September 30, 2018. The net cash paid for the nine months ended September 30, 2017 was $0.1 million.

(3)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as “Net gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2018, respectively. During the three months and nine months ended September 30, 2018, the Company also received $0.3 million to amend two interest rate swaps and recorded $0.3 million through “Other assets” on the Consolidated Balance Sheets. The amount recorded to “Net gains on derivatives” on the Consolidated Statements of Operations was de minimis. Net cash paid was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2017, respectively.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

	At September 30,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$147,808	$	─	$	─	$147,808
Derivative instruments	9,653		─		7,064	2,589

Liabilities:
Derivative instruments	$85	$	─		$15	$70

	At December 31,	Fair Value Measurements
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$143,604	$	─	$	─	$143,604
Derivative instruments	6,865		─		4,518	2,347

Liabilities:
Derivative instruments	$319	$	─		$273	$46

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

For the three months ended September 30, 2018 and September 30, 2017, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2018:

(in thousands)	Investments in Debt Securities	Derivative Assets	Derivative Liabilities
Balance, July 1, 2018	$162,261	$2,747	$(44)
Net losses included in earnings	─	(158)	(26)
Net change in AOCI (1)	(3,914)	─	─
Impact from sales/redemptions	(10,364)	─	─
Impact from settlements (2)	(175)	─	─
Balance, September 30, 2018	$147,808	$2,589	$(70)

(1)	This amount includes the reclassification into the Consolidated Statements of Operations of $5.1 million of realized bond gains related to bonds that were sold or redeemed. This decline was partially offset by $1.0 million of net unrealized holding gains recognized during this reporting period, as well as by $0.1 million of realized losses that were reclassified out of AOCI and into the Consolidated Statements of Operations in connection with one of the Company’s bond investments that was assessed as OTTI.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2018 related to activity presented in the preceding table:

(in thousands)	Net gains on bonds (1)		Net gains on derivatives (2)
Net change in unrealized losses related to assets and liabilities still held at September 30, 2018	$	─	$(184)
Additional realized gains recognized		5,080	605
Total gains reported in earnings		$5,080	$421

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2017:

(in thousands)	Investments in Debt Securities	Loans Held for Investment		Derivative Assets	Derivative Liabilities
Balance, July 1, 2017	$151,662		$3,899	$3,405		$(399)
Net (losses) gains included in earnings	(1,777)		─	413		399
Net change in AOCI (1)	42		─	─		─
Impact from sales/redemptions	(6,784)		(3,899)	─		─
Impact from settlements (2)	(192)		─	─		─
Balance, September 30, 2017	$142,951	$	─	$3,818	$	─

(1)	This amount includes $0.6 million of net unrealized holding gains recognized during this reporting period, an increase of which was mostly offset by the reclassification into the Consolidated Statements of Operations of $0.6 million of realized gains related to bonds that were sold or redeemed during such reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2017 related to activity presented in the preceding table:

(in thousands)	Net losses on bonds (1)	Equity in Losses from LTPPs	Net gains on loans (2)		Net gains on derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2017	$(880)	$(897)	$	─	$812
Additional realized gains recognized	620	─		805	710
Total (losses) gains reported in earnings	$(260)	$(897)		$805	$1,522

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on loans” in the Company’s Consolidated Statements of Operations.

(3)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2018:

(in thousands)	Investments in Debt Securities	Derivative Assets	Derivative Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	242	(24)
Net change in AOCI (1)	(2,931)	─	─
Impact from deconsolidation	17,997	─	─
Impact from sales/redemptions	(10,364)	─	─
Impact from settlements (2)	(492)	─	─
Balance, September 30, 2018	$147,808	$2,589	$(70)

(1)	This amount includes the reclassification into the Consolidated Statements of Operations of $5.1 million of net realized gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $2.1 million of net unrealized gains recognized during this reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2018 related to activity presented in the preceding table:

(in thousands)	Net gains on bonds (1)	Net gains on derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2018	$(6)	$218
Additional realized gains recognized	5,080	1,842
Total gains reported in earnings	$5,074	$2,060

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2017:

(in thousands)	Investments in Debt Securities	Loans Held for Investment		Derivative Assets	Derivative Liabilities
Balance, January 1, 2017	$155,981		$3,835	$2,327		$(372)
Net (losses) gains included in earnings	(3,984)		(5,335)	1,491		372
Net change in AOCI (1)	1,388		─	─		─
Impact from purchases	─		14,028	─		─
Impact from loan originations	─		1,500	─		─
Impact from sales/redemptions	(6,784)		(14,028)	─		─
Impact from settlements (2)	(3,650)		─	─		─
Balance, September 30, 2017	$142,951	$	─	$3,818	$	─

(1)	This amount represents $2.0 million of net unrealized holding gains recognized during the period, an amount of which was partially offset by the reclassification into the Consolidated Statements of Operations of $0.6 million of realized gains related to bonds that were sold or redeemed during this reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2017 related to activity presented in the preceding table:

(in thousands)	Net gains on bonds (1)	Equity in losses from LTPPs	Net losses on loans (2)		Net gains on derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2017	$(880)	$(3,104)	$	─	$1,863
Change in unrealized losses related to assets and liabilities held at January 1, 2017, but settled during 2017	─	─		(5,335)	─
Additional realized gains recognized	620	─		805	2,237
Total (losses) gains reported in earnings	$(260)	$(3,104)		$(4,530)	$4,100

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on loans” in the Company’s Consolidated Statements of Operations.

(3)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

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

	Fair Value Measurement at September 30, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$102,593	Discounted cash flow	Market yield	4.3 - 6.7%	4.8%
Non-performing	12,965	Discounted cash flow	Market yield	8.1	N/A
			Capitalization rate	6.9	N/A
			Net operating income ("NOI") annual growth rate	0.1	N/A
			Property bids	$13,162 - 13,557	$13,404
			Valuation technique weighting factors	10 - 90%	N/A	%
Subordinated cash flow	10,674	Discounted cash flow	Market yield	7.4	N/A
			Capitalization rate	6.2 - 6.3	6.3
			NOI annual growth rate	0.4 - 0.5	0.5
Infrastructure bonds	21,576	Discounted cash flow	Market yield	7.3 - 9.9	8.4
			Cash flow probability - future incremental tax revenue growth	75	N/A
			Cash flow probability - no future incremental tax revenue growth	25	N/A
Derivative instruments:
Total return swaps	2,519	Discounted cash flow	Market yield	4.6 - 5.4	4.8

(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

	Fair Value Measurement at December 31, 2017
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$90,963	Discounted cash flow	Market yield	4.3 - 6.7%	5.0%
Non-performing	8,033	Discounted cash flow	Market yield	7.5	7.5
			Capitalization rate	6.4	6.4
			NOI annual growth rate	(1.2)	(1.2)
Subordinated cash flow	12,573	Discounted cash flow	Market yield	6.7 - 7.0	6.8
			Capitalization rate	5.8 - 6.1	5.9
			NOI annual growth rate	0.6 - 0.9	0.8
Infrastructure bonds	21,824	Discounted cash flow	Market yield	7.1 - 9.2	8.0
			Cash flow probability - future incremental tax revenue growth	80	80
			Cash flow probability - no future incremental tax revenue growth	20	20
Other bonds	10,211	Discounted cash flow	Market yield	4.2	4.2
Derivative instruments:
Total return swaps	2,301	Discounted cash flow	Market yield	4.1 - 5.3	5.0

(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

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

Non-Recurring Changes in Fair Value

During the nine months ended September 30, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments. Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology. There were no non-recurring fair value adjustments recorded for the nine months ended September 30, 2017.

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

	At
	September 30, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$15,556	$15,556	$	─	$	─
Restricted cash	10,944	10,944		─		─
Asset management fees and reimbursements receivable	288	─		─		─
Loans held for investment	58,299	─		─		59,399
Loans held for sale	9,000	─		─		9,408

Liabilities:
Notes payable and other debt, bond related	81,414	─		─		81,452
Notes payable and other debt, non-bond related	7,473	─		─		7,755
Subordinated debt issued by MFH	98,285	─		─		52,088

	At
	December 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$35,693	$35,693	$	─	$	─
Restricted cash	21,271	21,271		─		─
Restricted cash related to CFVs	23,495	23,495		─		─
Asset management fee receivable from TC Fund I	116	─		─		116
Loans held for investment	736	─		─		1,754
Loans held for investment related to CFVs	65	─		─		497

Liabilities:
Notes payable and other debt, bond related	83,838	─		─		83,879
Notes payable and other debt, non-bond related	25,592	─		─		26,014
Notes payable and other debt related to CFVs	6,712	─		─		─
Subordinated debt issued by MFH	99,997	─		─		43,256

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

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting contractual cash flows based upon its estimated market yield, which was 12.5% and 14.0% at September 30, 2018 and December 31, 2017, respectively. As outlined in the table above, at September 30, 2018, the aggregate fair value was measured at $52.1 million. At September 30, 2018, the measured fair value of this debt would have been $62.0 million and $44.7 million using a market yield of 10.0% and 15.0%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Guarantees and Collateral

Guarantees

At September 30, 2018, the Company had one minimum yield guarantee associated with a nonconsolidated guaranteed LIHTC fund that expires on December 31, 2018. In this case, the Company agreed to indemnify the purchaser of the general partner interest in that guaranteed LIHTC fund from investor claims related to that guarantee. This arrangement requires the Company to stand ready to perform under such guarantee of investor yield for losses that result from the recapture of tax credits due to foreclosure or from difficulties in maintaining occupancy levels as mandated by LIHTC compliance regulation with respect to the LTPP in which the guaranteed LIHTC fund is invested. Prior to December 31, 2017, the guaranteed LIHTC fund had delivered all tax credits to its investors resulting in no additional future exposure to the Company as the tax credit recapture risk is not significant enough to reduce the guaranteed LIHTC fund yield below its guaranteed yield for the remaining two LTPPs in which the guaranteed LIHTC fund is invested that are within their tax credit compliance period. As a result, the Company has measured the maximum exposure and the carrying value of this guarantee to be zero at September 30, 2018 and December 31, 2017.

The Company also has agreed to indemnify specific investors in non-guaranteed LIHTC funds related to the performance on two LTPPs. If a third party fails to perform on its financial obligation relating to the property’s performance, the Company would be required to indemnify impacted investors. Such indemnities will expire on December 31, 2018 and December 31, 2022. At September 30, 2018 and December 31, 2017, the Company had a maximum exposure of $0.1 million related to one of these LTPP indemnifications and the remaining LTPP indemnification had no financial limit as the specific guarantee requires the guarantor to unconditionally fund any operating deficits of the LTPP. However, the Company does not believe it will be required to perform under this indemnification or incur any losses based upon the current operations of the LTPP.

Based upon the foregoing, the Company has measured the maximum exposure to be $0.1 million and the carrying value of these indemnifications to be zero at September 30, 2018 and December 31, 2017.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at September 30, 2018 and December 31, 2017. For prior periods, these tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	September 30, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,263	$122,811	$ ─	$127,074
Notes payable and other debt (1)	6,673	─	10,703	17,376
Other	8	─	─	8
Total	$10,944	$122,811	$10,703	$144,458

(1)	The majority of this balance represents collateral pledged by the Company in connection with the debt that finances its 11.85% ownership interest in SAWHF.

	At
	December 31, 2017
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt and derivatives related to TRS agreements	$9,160	$128,902	$ ─	$ ─	$138,062
Notes payable and other debt (1)	5,991	─	12,695	─	18,686
Other (2)	6,120	─	─	─	6,120
CFVs	23,495	─	99,142	5,175	127,812
Total	$44,766	$128,902	$111,837	$5,175	$290,680

(1)	This balance represents collateral pledged by the Company in connection with the debt that finances its 11.85% ownership interest in SAWHF.

(2)	The majority of this balance represents collateral pledged by the Company in connection with the tax credit guarantee.

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all its operating lease agreements to Hunt. As a result, the Company had no future rental commitments at September 30, 2018.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At September 30, 2018, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income from continuing operations	$8,611	$4,361	$8,516	$592
Net income from discontinued operations	13	5,560	21,210	13,302
Net income to common shareholders	$8,624	$9,921	$29,726	$13,894

Basic weighted-average shares (1)	5,804	5,871	5,717	5,890
Common stock equivalents (2), (3)	283	─	─	─
Diluted weighted-average shares	6,087	5,871	5,717	5,890

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

(2)	The weighted average potential dilutive shares outstanding, inclusive of the options exercised during the year based on the exercise date, had a potential dilutive share impact of 282,597 and 348,403 for the three months and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2018, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive. At September 30, 2018, 222,000 stock options were exercisable and in-the-money.

(3)	At September 30, 2017, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 383,299 and 382,088 for the three months and nine months ended September 30, 2017, respectively. For the three months and nine months ended September 30, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for up to 125,000 common shares, at a maximum price of $30.00 per share. The Company then adopted a Rule 10b5-1 plan implementing the Board’s authorization. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. Furthermore, on November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represents the Company’s diluted common shareholders’ equity per share at September 30, 2018.

In the third quarter of 2018, the Company purchased 28,473 common shares at an average price of $27.11. Between October 1, 2018 and November 1, 2018, the Company repurchased 34,350 common shares at an average price of $26.26. After taking into consideration the number of shares purchased through November 1, 2018, the number of shares that remain available for purchase under the amended 2018 Plan is 34,900.

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

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing such limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period.

At September 30, 2018, we had two shareholders with a greater than a 4.9% stake in the Company. Additionally, as of September 30, 2018, two of the Company’s executive officers, Michael L. Falcone and Gary A. Mentesana could each have a greater than 4.9% stake in the Company for purposes of the Rights Plan following their prospective exercise of their vested option awards. In anticipation of these officers becoming greater than 4.9% shareholders, the Board of Directors has named each of them as an exempted person in accordance with the Rights Plan and determined that the exercise of the options and the required share award purchases will not, in and of themselves, constitute a triggering event for purposes of our Rights Plan.

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Guaranteed LIHTC Funds	$ ─	$83,909
Consolidated Property Partnerships	─	5,620
Total	$ ─	$89,529

Guaranteed LIHTC Funds

At September 30, 2018, the Company did not consolidate any guaranteed LIHTC funds for financial reporting purposes. As a result, noncontrolling interests in such funds were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners in the 11 guaranteed LIHTC funds that were consolidated for reporting purposes. See Note 15, “Consolidated Funds and Ventures,” for more information.

Consolidated Property Partnerships

At September 30, 2018, the Company did not consolidate any property partnerships for financial reporting purposes. As a result, noncontrolling interests in such entities were not recognized in the Company’s financial statements as of such reporting date.

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners of these partnerships. See Note 15, “Consolidated Funds and Ventures,” for more information.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended September 30, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, July 1, 2018	$54,857	$(14)	$(483)	$54,360
Net unrealized gains	1,025	─	525	1,550
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	─	─	(5,080)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	141	─	─	141
Income tax benefit	─	14	─	14
Net change in AOCI	(3,914)	14	525	(3,375)
Balance, September 30, 2018	$50,943	$ ─	$42	$50,985

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the three months ended September 30, 2017:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, July 1, 2017	$42,344	$(3,406)	$38,938
Net unrealized gains	623	19	642
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	39	─	39
Net change in AOCI	42	19	61
Balance, September 30, 2017	$42,386	$(3,387)	$38,999

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the nine months ended September 30, 2018:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2018	$44,459	$(3,306)	$41,153
Net unrealized gains	2,143	3,348	4,851
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	─	(5,080)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	6	─	6
Recognition of unrealized holding gains on bond investments due to deconsolidation of LTPPs	9,415	─	9,415
Income tax expense	─	─	─
Net change in AOCI	6,484	3,348	9,832
Balance, September 30, 2018	$50,943	$42	$50,985

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the nine months ended September 30, 2017:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Net unrealized gains (losses)	1,969	(207)	1,762
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	39	─	39
Net change in AOCI	1,388	(207)	1,181
Balance, September 30, 2017	$42,386	$(3,387)	$38,999

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Employees’ Stock-Based Compensation Plans	$(34)	$902	$930	$2,481
Non-employee Directors’ Stock-Based Compensation Plans	163	164	491	341
Total	$129	$1,066	$1,421	$2,822

Employees’ Stock-Based Compensation Plans

At September 30, 2018, there were 466,694 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 466,694 shares available under the plans, 54,505 are available to be issued in the form of either stock options or shares, while the remaining 412,189 shares available for issuance must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of these options as, according to FASB’s Accounting Standards Codification Topic 718, “the design of a lattice model more fully reflects the substantive characteristics of a particular employee share option.” Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  The Company believes a Monte Carlo simulation provides a better estimate of the fair value for unvested options granted with specific stock price targets as the model’s flexibility allows for the fair value to account for the vesting provisions as well as the different probabilities of stock price outcomes. All options were vested as of September 30, 2018.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2017	410	$1.56	4.4	$7,149	$7,166
Forfeited/Expired in 2017	─
Outstanding at December 31, 2017	410	1.56	3.4	9,322	9,342
Exercised in 2018 (3)	(188)	1.29
Forfeited/Expired in 2018	─
Outstanding at September 30, 2018	222	1.80	3.5	5,413	5,431

Number of options that were exercisable at:
December 31, 2017	410	1.56	3.4
September 30, 2018	222	1.80	3.5

(1)	Intrinsic value is based on outstanding options.

(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 222,000 at September 30, 2018 and 410,000 at both December 31, 2017 and January 1, 2017.

(3)	When exercised, stock options were net share settled. For the nine months ended September 30, 2018, 188,000 stock options were exercised, which resulted in a $4.8 million reduction to Other liabilities at September 30, 2018. Of the 188,000 stock options that were exercised, the Company issued 102,651 common shares for the nine months ended September 30, 2018, and 85,349 stock options were tendered to the Company by their holders in connection with the payment of related withholding taxes and exercise price.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 396,720 were available to be issued at September 30, 2018. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

On August 3, 2017, the Board adopted an amendment to the Non-employee Directors’ Stock-based Compensation Plans providing for directors to be paid $120,000 per year for their services. In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year. Under this plan, 50% of such compensation is paid in cash and the remaining sum through common share-based grants.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the nine months ended September 30, 2018 and September 30, 2017. The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
September 30, 2018	$245,625	─	9,038	$27.18	─	$491,250
September 30, 2017	170,625	─	7,210	23.67	─	341,250

Note 13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expenses Reimbursement

Commencing on January 8, 2018, we became externally managed pursuant to a management agreement between us and the External Manager (the “Management Agreement”). At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the external management services, the Company agreed to pay the External Manager (i) a base management fee, which is payable quarterly in arrears and is calculated as a percentage of the Company’s GAAP common shareholders’ equity, with certain annual true-ups, and (ii) an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  For the first and second quarters of 2018, the base management fee is fixed at $1 million per quarter, with the percentage of GAAP common shareholders’ equity calculation beginning with the third quarter of 2018.  Additionally, pursuant to the Management Agreement, the Company agreed to reimburse the External Manager for certain allocable overhead costs, including certain salaries and benefits, subject to a cap. During the three months and nine months ended September 30, 2018, the Company recognized $1.1 million and $5.8 million, respectively, of management fees and expense reimbursements in our Consolidated Statements of Operations. At September 30, 2018, $1.1 million of management fees and expense reimbursements is payable to the External Manager.

Loan HFI

As consideration for the Disposition (refer to Note 1, “Summary of Significant Accounting Policies” for more information), Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that has a term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum. The unpaid principal balance on the note will amortize in 20 equal quarterly payments of $2.85 million beginning on March 31, 2020. During the three months and nine months ended September 30, 2018, the Company recognized $0.7 million and $2.1 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At September 30, 2018, $0.7 million of interest remains payable by Hunt.

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

The table below summarizes the Company’s assets and liabilities related to discontinued operations reported in its Consolidated Balance Sheets:

	At		At
	September 30,		December 31,
(in thousands)	2018		2017
ASSETS
Cash and cash equivalents	$	─	$3,654
Restricted cash		─	16,073
Investments in debt securities		─	5,450
Investments in partnerships		─	4,456
Real estate, net		─	23,944
Other assets		─	7,643
Total assets of discontinued operations	$	─	$61,220

LIABILITIES
Debt	$	─	$8,308
Accounts payable and accrued expenses		─	3,454
Other liabilities		─	5,450
Total liabilities of discontinued operations	$	─	$17,212

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018		2017	2018	2017
Interest on bonds	$	─	$19	$6	$60
Interest on loans and short-term investments		─	110	6	276
Asset management fee and reimbursements		─	7,537	842	18,408
Other income		─	254	53	835
Interest expense		─	(31)	─	(100)
Salaries and benefits		─	(2,048)	(53)	(6,072)
General and administrative		─	(279)	(68)	(875)
Professional fees		(11)	(336)	(31)	(982)
Other expenses		─	(616)	(29)	(379)
Gains on sales and operations of real estate, net		2	201	63	370
Equity in income from unconsolidated funds and ventures		─	33	1	(5)
Income tax benefit		22	─	─	─
Net income from discontinued operations, net of tax		13	4,844	790	11,536
Disposal:
Net gain on sale of business		─	251	─	251
Net gain on disposal of discontinued operations		─	─	20,420	─
Net income from discontinued operations		13	5,095	$21,210	$11,787
Loss from discontinued operations allocable to noncontrolling interests		─	465	─	1,515
Net income to common shareholders from discontinued operations		$13	$5,560	$21,210	$13,302

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the nine months ended
	September 30,
(in thousands)	2018	2017
Depreciation and amortization	$29	$990
Capital expenditures	─	(108)

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs	(5,450)	─
Decrease in loans	(231)	─
Decrease in other assets ($24,140 related to CFVs)	(35,715)	─
Decrease in debt ($6,144 related to CFVs)	8,308	─
Decrease in accounts payable and accrued expenses	7,201	─
Decrease in other liabilities ($480 related to CFVs)	5,333	─
Decrease in noncontrolling interests in CFVs	5,620	─
Increase in accumulated other comprehensive income	(3,404)	─

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

Investments in LTPPs

The guaranteed LIHTC funds’ limited partner investments in LTPPs were accounted for using the equity method of accounting. The following table summarizes the total amount of assets, debt and other liabilities of LTPPs:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Total assets of the LTPPs (1)	$ ─	$1,085,998
Total debt of the LTPPs	─	771,027
Total other liabilities of the LTPPs	─	165,500

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the gross revenue, operating expenses and net loss of LTPPs related to CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018		2017	2018		2017
Gross revenue	$	─	$37,682	$	─	$113,047
Operating expenses		─	22,062		─	66,187
Net loss and net loss attributable to entity		─	(4,927)		─	(18,163)

Prior to the Disposition, the Company’s exposure to loss related to the guaranteed LIHTC funds and the underlying LTPPs had two elements: (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that were dependent upon repayment by certain LTPPs within the guaranteed LIHTC funds.

Liability Summary:

The following table summarizes the liabilities of the CFVs:

	At	At
	September 30,	December 31,
(in thousands)	2018	2017
Debt (1)	$ ─	$6,712
Unfunded equity commitments to unconsolidated LTPPs	─	8,003
Asset management fee payable	─	31,840
Other liabilities	─	4,010
Total liabilities of CFVs	$ ─	$50,565

(1)	At December 31, 2017, $6.7 million of this debt had a UPB equal to its carrying value, a weighted-average effective interest rate of 6.5%, and was due on demand.

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018		2017	2018		2017
Revenue:
Interest and other income related to CFVs	$	─	$3	$	─	$247

Expenses:
Interest expense		─	121		─	307
Professional fees		─	487		─	589
Asset management fee expense		─	1,016		─	3,206
Other expenses		─	459		─	1,370
Impairments		─	9,671		─	21,071
Total expenses related to CFVs		─	11,754		─	26,543

Equity in losses from LTPPs of CFVs		─	(1,863)		─	(9,125)
Net loss		─	(13,614)		─	(35,421)
Net losses allocable to noncontrolling interests in CFVs from continuing operations		─	12,717		─	32,327
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(897)	$	─	$(3,094)

The following table provides details of net loss allocable to the common shareholders related to CFVs:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2018		2017	2018		2017
Equity in losses from LTPPs	$	─	$(897)	$	─	$(3,104)
Equity in income from Consolidated Property Partnerships		─	─		─	10
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(897)	$	─	$(3,094)

Note 16—Segment Information

At September 30, 2018, the Company primarily invests in debt associated with real estate and infrastructure and operates as a single reporting segment. As discussed in Note 1, “Summary of Significant Accounting Policies,” as a result of the Disposition the Company no longer operates, or present the results of its operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations. Therefore, all required segment information can be found in the consolidated financial statements.

Note 17—Subsequent Events

Assignment of Purchase Agreements

On October 4, 2018, Hunt exercised its option as set forth in the Master Transaction Agreement dated January 8, 2018, between the Company and Hunt to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management, LLC (“MGM”) and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). As a result of the assignment of the MGM Agreements and Hunt’s closing thereunder, the Company expects to recognize an increase in common shareholders’ equity of approximately $14.2 million in the fourth quarter of 2018, or approximately $2.35 per share based upon diluted shares outstanding at September 30, 2018.

In connection with the closing of the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of its MGM and LIHTC related assets. Those additional transactions included the acquisition by Hunt of the Company’s $9.0 million HFS loan for $9.4 million, that the Company had previously acquired from an affiliate of MGM, and the Company’s remaining general partner interests in two nonconsolidated LIHTC funds. In addition, the Company acquired $10.0 million in Hunt notes from the MGM principals for $5.0 million in cash and $5.0 million in a Company note. This purchase increased the aggregate principal balance of the Company’s existing $57.0 million note from Hunt to $67.0 million. The Company’s $5.0 million note to the MGM principals bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026.

Restructuring of Infrastructure Bond Investments

On October 30, 2018, the Company agreed to restructure two municipal bonds that financed the development of infrastructure for a mixed-use town center development and that are secured by incremental tax revenues generated from the development.  At September 30, 2018, these two bond investments had a combined UPB, amortized cost and fair value of $26.8 million, $20.9 million and $21.6 million, respectively, bore interest at a rate of 6.75% and had a weighted average maturity of 15.4 years.  Under the terms of the restructured bond investment, a single tax-exempt bond was issued, that has a UPB of $27.2 million, bears a coupon of 6.30% and has a contractual term of 30.1 years.

As part of this restructuring transaction, the community development district (“CDD”) in which the mixed-use development is located will assess owners of undeveloped land parcels an undeveloped land license fee that will supplement tax revenues that are generated from the mixed-use town center development, thereby increasing the amount of funds available to the CDD to make principal and interest payments to the Company on its infrastructure bond.  At the time of restructuring, the real estate venture that develops the mixed-use town center development and in which the Company has an 80% ownership interest was the owner of all undeveloped land parcels in the CDD. Members of the venture will make capital contributions in order for the venture to satisfy its financial obligations associated with undeveloped land license fees.  However, through amendments to the real estate venture's operating agreement that effectively reimburse the Company’s venture partner for its share of undeveloped land license fees, the Company bears 100% of the economic burden of incremental license fees associated with land that is owned by the venture.

For financial reporting purposes, the restructuring of the Company’s infrastructure bond investments was deemed to be a TDR.  In this regard, the Company will carry forward the amortized cost basis of its infrastructure bond investments as of the date of restructuring and will measure the fair value of its restructured bond investment prospectively based upon its amended terms. Further, in accounting for its equity investment in the real estate venture, the Company will continue to record its share of the development’s net operations as a component of equity in income from unconsolidated funds and ventures, inclusive of 100% of the newly assessed undeveloped land license fees, until such time that the land parcels are sold to third parties.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None for the three months ended September 30, 2018.

Use of Proceeds from Registered Securities

None for the three months ended September 30, 2018.

Issuer Purchases of Equity Securities

Table 22 provides information on the Company’s purchases of its common shares during the three months ended September 30, 2018.

Table 22: Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
7/1/2018 - 7/31/2018	─	$ ─	─	66
8/1/2018 - 8/31/2018	12	26.58	12	54
9/1/2018 - 9/30/2018	16	27.50	16	38
	28	27.11	28	38

(1)	On March 13, 2018, the Board approved the 2018 Plan, which authorized the repurchase for up to 125,000 common shares at a maximum price of $30.00 per share. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. Furthermore, on November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represents the Company’s diluted common shareholders’ equity per share at September 30, 2018. Between October 1, 2018 and November 1, 2018, the Company repurchased 34,350 common shares at an average price of $26.26. As a result, the maximum number of shares that may be purchased under the amended 2018 Plan after November 1, 2018 is 34,900.

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

MMA CAPITAL MANAGEMENT, LLC

Dated:	November 9, 2018	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 9, 2018
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	November 9, 2018
Name:	David C. Bjarnason
Title:	Chief Financial Officer

S-1