Form 10-K
period 2018-12-31
MMA Capital Holdings, Inc.
filed 2019-03-14
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001‑11981

MMA CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52‑1449733 (I.R.S. Employer Identification No.)
3600 O’Donnell Street, Suite 600 Baltimore, Maryland 21224 (Address of principal executive offices, including zip code)	(443) 263‑2900 (Registrant’s telephone number, including area code)

MMA CAPITAL MANAGEMENT, LLC

(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value Common Stock Purchase Rights	Name of each exchange on which registered Nasdaq Capital Market Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $132,851,120 based on the closing sale price as reported on the Nasdaq Capital Market on June 29, 2018.

There were 5,881,680 shares of common shares outstanding at March 7, 2019.

Portions of the registrant’s Proxy Statement to be filed on or about April 11, 2019 have been incorporated by reference into Part III of this report.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

i

ii

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10‑K for the year ended December 31, 2018 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  For a discussion of certain of those risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part I, Item 1A. “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

MMA Capital Holdings,  Inc.

(Formerly MMA Capital Management, LLC)

Consolidated Financial Highlights

(Unaudited)

	As of and for the year ended December 31,
(in thousands, except per common share data)	2018	2017
Selected income statement data
Net interest income	$10,235	$8,034
Non-interest revenue	352	1,004
Total revenues, net of interest expense	10,587	9,038

Operating and other expenses	21,685	59,210
Net gains from bonds and other continuing operations	36,776	4,082
Net income (loss) from continuing operations before income taxes	25,678	(46,090)

Income tax (expense) benefit	(32)	1,307
Net income from discontinued operations, net of tax	35,356	18,846
Loss allocable to noncontrolling interests from continuing operations	—	43,673
Loss allocable to noncontrolling interests from discontinued operations	—	1,666
Net income allocable to common shareholders	$61,002	$19,402
Earnings per share data
Net income allocable to common shareholders: Basic	$10.60	$3.31
Diluted	10.10	3.31

Average shares: Basic	5,753	5,858
Diluted	6,037	5,858
Market and per common share data
Market capitalization	$145,586	$134,274
Common shares at period-end	5,882	5,618
Share price during period:
High	30.58	26.60
Low	23.85	23.70
Closing price at period-end	25.20	24.30
Book value per common share: Basic	36.20	24.49
Diluted	36.20	24.48
Selected balance sheet data (period end)
Cash and cash equivalents	$28,243	$35,693
Investments in debt securities (without consolidated funds and ventures ("CFVs")	97,190	143,604
Investment in partnerships	155,079	128,820
All other assets (without CFVs)	83,874	34,727
Assets of discontinued operations	—	61,230
Assets of CFVs	—	127,812
Total assets	$364,386	$531,886

Debt (without CFVs)	$149,187	$209,427
All other liabilities (without CFVs)	2,289	27,580
Liabilities of discontinued operations	—	17,212
Liabilities of CFVs	—	50,565
Noncontrolling interests	—	89,529
Total liabilities and noncontrolling interests	151,476	394,313
Common shareholders' equity	$212,910	$137,573
Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$137,573	$125,324
Net income allocable to common shareholders	61,002	19,402
Other comprehensive (loss) income allocable to common shareholders	(3,456)	3,335
Common share repurchases	(5,923)	(9,607)
Common shares issued and options exercised	18,678	—
Cumulative change due to change in accounting principles	9,206	—
Other changes in common shareholders' equity	(4,170)	(881)
Common shareholders' equity - at end of period	$212,910	$137,573

PART I

ITEM 1.  BUSINESS

Overview

MMA Capital Holdings, Inc. invests in debt associated with renewable energy infrastructure and real estate. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings,  Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996 and converted to a Delaware corporation on January 1, 2019.

We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts, with an emphasis on renewable energy debt investments. Our assets and liabilities are organized into two portfolios:

•	Energy Capital – This portfolio consists primarily of investments that we have made through joint ventures with an institutional capital partner in loans that finance renewable energy projects; and
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds and related financing, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (at December 31, 2018, investments in bonds and related financing, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by further recycling equity out of existing investments, such as bond-related investments with premiums that will otherwise decrease with the passage of time and other assets that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC (our “External Manager”),  an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”), which is an investment adviser registered with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In conjunction with this change, we completed the sale of the following businesses and assets to Hunt  (this sale transaction is hereinafter referred to as the “Disposition”):

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

On October 4, 2018, Hunt exercised its option as set forth in the Master Transaction Agreement dated January 8, 2018, between the Company and Hunt, to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management, LLC (“MGM”) and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). In connection with the closing of the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of its MGM and LIHTC related assets. Such transactions are further discussed below within “Interests in MGM” and Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates.”

Given these changes to our business model and effective the first quarter of 2018, we operate as a single reporting segment.  As a result, we no longer operate, or present the results of our operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.

Energy Capital Portfolio

Overview

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  These loans include late-stage development, construction and permanent loans.  We typically invest in these loans directly  through Renewable Energy Lending, LLC (“REL”), a wholly owned subsidiary of the Company, or with an institutional capital partner in multiple ventures that include: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) (REL, SCL, SPL and SDL are collectively referred to hereinafter as the “Solar Ventures”). The investment period with our institutional capital partner extends to July 15, 2023, for SDL, SCL and SPL.

Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures. Loans are typically underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, range in size from $2 million to over $50 million, and have durations of three months to five years. Through December 31, 2018, the Solar Ventures have made over 100 project-based loans that total $1.3 billion of debt commitments for the development of over 430 renewable energy project sites, which will generate over 2.7 gigawatts of renewable energy.

On June 1, 2018, the Company became the sole owner of REL and consolidated this entity for reporting purposes at December 31, 2018. Our buyout of our prior investment partner’s interest in REL enabled us to increase the amount of equity we are able to deploy into renewable energy investments through the Solar Ventures, provided us with full decision-making control over REL and eliminated the preferred return that was payable to our prior investment partner. Subsequent to the buyout of our prior investment partner, the Solar Ventures have been able to increase loan originations, and thus reduce the amount of uninvested equity within the ventures, resulting in an increase in returns to the Company.

Investment Carrying Value

The carrying value of MMA’s equity investment in the Solar Ventures was $126.3 million and $97.0 million at December 31, 2018, and December 31, 2017, respectively. The $29.3 million year-over-year increase in the carrying value of such investment was comprised of the following: (i) $55.9 million of capital contributions; (ii) $33.5 million of distributions received and (iii) $6.9 million of equity in income earned during the year ended December 31, 2018. See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships” for additional information.

Investment Income

The Company earned $6.9 million and $9.2 million of equity in income from the Solar Ventures for the year ended December 31, 2018 and December 31, 2017, respectively. The year-over-year decrease in equity in income from the Solar Ventures was primarily the result of three factors: (i) the Company sold its loan origination, servicing and management components of its Energy Capital business as part of the Disposition and, as a result, the Company did not earn management fees in 2018 (during 2017 $1.1 million of management fees were classified as equity in income from the Solar Ventures for reporting purposes); (ii) the preferred return earned by the Company’s former investment partner in REL increased during the five months ended May 31, 2018, compared to the year ended December 31, 2017, due to an increase in the amount of capital invested by the Company’s former investment partner and (iii) amortization of the purchase premium paid by the Company on June 1, 2018 to buyout our former investment partner’s interest in REL, which is reported as a reduction to equity in income earned by the Company. The impact of the aforementioned factors that caused a reduction in the total amount of equity in income earned by the Company from the Solar Ventures was partially offset by a year-over-year increase in equity in income from SDL that was primarily driven by an increase in the Company’s allocable share of the venture’s net income for the year ended December 31, 2018. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships” for additional information on the Company’s equity investments.

Financial Position of the Solar Ventures

Table 1 provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of the Solar Ventures at December 31, 2018 and December 31, 2017.

Table 1:  Assets, Other Liabilities and Noncontrolling Interests of the Solar Ventures

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Total assets	$279,960	$399,758
Other liabilities	12,833	5,111
Noncontrolling interests (1)	─	87,699

(1)

On June 1, 2018, the Company bought out its investment partner in REL and consolidated such entity for reporting purposes in all subsequent reporting periods in 2018. As a result, the Company’s equity investment in REL was eliminated for reporting purposes and equity in income associated with REL’s equity investment in SCL and SPL were reported in the Company’s financial statements.

Lending Activities of the Solar Ventures

At December 31, 2018, the loans that were funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) of $250.8 million, a weighted-average remaining maturity of seven months and a weighted-average coupon of 9.2%.  These loans generated origination fees that ranged from 1.0% to 2.0% on committed capital and had fixed-rate coupons that ranged from 7.0% to 13.8%.

As of December 31, 2018, 80 of the Solar Ventures’ project loans, totaling $929.6 million of commitments, had been repaid. These loans were all paid in full, resulting in a weighted-average IRR (“WAIRR”) of 15.8%, which was on average higher than originally underwritten. WAIRR was measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR is higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the effects of: (i) operating expenses of the Solar Ventures; (ii) the preferred return earned by the Company’s former investment partner in REL; (iii) the amortization of the purchase premium paid by the Company to buyout our former investment partner’s interest in REL and (iv) the opportunity cost of idle capital.

OA&L Portfolio

In our OA&L portfolio, we manage the Company’s cash, investment in bonds and related financing, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company.  An overview of the primary assets and liabilities within this portfolio follows.

Cash

As of December 31, 2018, we had $28.2 million of unrestricted cash and $5.6 million of restricted cash that was primarily pledged as collateral in connection with financial risk management and financing agreements.

Investments in Bonds and Related Financing

Our investments in bonds finance affordable housing and infrastructure in the U.S. and are fixed rate and unrated.  Our bonds are also tax-exempt and primarily collateralized by affordable multifamily rental properties.  Substantially all of the rental units in these multifamily properties, some of which may be subsidized by the government, have tenant income and rent restrictions.

The Company also has one municipal bond that finances the development of infrastructure (“Infrastructure Bond”) for a mixed-use town center development and is secured by incremental tax revenues generated from the development.

The Company has financed a portion of its investments in bonds through total return swap (“TRS”) agreements.  These financing arrangements enable the Company to retain the economic risks and rewards of the fixed rate bonds that are referenced in such agreements and generally require the Company to pay a variable rate of interest that resets on a weekly basis.  The Company also has executed TRS agreements to synthetically acquire the total return of multifamily bonds that it does not own.  The Company has hedged a portion of the interest rate risk associated with its TRS agreements and other sources of variable interest rate exposure using various interest rate risk management agreements.

Table 2 provides key metrics related to all bonds in which we have an economic interest, including bonds in which we acquired an economic interest through TRS agreements (such bonds and TRS agreements are hereinafter referred to collectively as the “Bond-Related Investments”).  See Notes to Consolidated Financial Statements – Note 6, “Debt,” and Note 7, “Derivative Instruments” for more information about how TRS and interest rate risk management agreements are reported in the Company’s financial statements.

Table 2:  Bond-Related Investments – Summary

	At December 31, 2018
	Unpaid						Wtd. Avg.		Number	Number of
	Principal	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	Balance	Value	Coupon		Pay Rate (6)		Coverage (7)		Bonds (8)	Properties (8)
Multifamily tax-exempt bonds
Performing	$63,338	$67,629	6.62%		6.62%		1.26	x	9	8
Non-performing (1)	9,858	12,882	6.45%		3.69%		0.93	x	1	1
Subordinated cash flow (2)	9,620	11,114	6.78%		1.98%		N/A		3	—
Total multifamily tax-exempt bonds	$82,816	$91,625	6.59%	(5)	6.22%	(5)	1.22	x	13	9

Infrastructure Bond (3)	$27,170	$24,973	6.30%		6.30%		1.15	x	1	N/A
Total Bond-Related Investments (4)	$109,986	$116,598	6.51%	(5)	6.24%	(5)	1.20	x	14	9

(1)	Includes bond investments that are 30 days or more past due in either principal or interest payments.
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

(4)

Includes two bonds with a combined UPB and fair value of $17.7 million and $19.4 million, respectively, that were financed with TRS agreements that had a combined notional amount of $18.3 million and that were accounted for as derivatives at December 31, 2018. Our Bond-Related Investments also includes four bonds that are accounted for as a secured borrowing with a combined UPB and fair value of $38.7 million and $40.9 million, respectively, of which three of such bonds were financed with TRS agreements that had a combined notional amount of $31.7 million.

(5)

Excludes the effects of subordinated cash flow bonds. If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted-average coupon for total multifamily tax-exempt bonds and for all Bond-Related Investments would have been 6.61% and 6.54%, respectively, at December 31, 2018, and the weighted-average pay rate for total multifamily tax-exempt bonds and for all Bond-Related Investments would have been 5.73% and 5.87%, respectively, at December 31, 2018.

(6)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at December 31, 2018.
(7)

Calculated on a rolling 12‑month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties. The Infrastructure Bond’s debt service coverage represents proforma coverage based on the terms of the October 30, 2018 restructure.

(8)

For comparative purposes, at September 30, 2018, our Bond-Related Investments  were comprised of 27 bonds, which included 25 multifamily tax-exempt bonds that were collateralized by 20 affordable multifamily rental properties. The fair value of our Bond-Related Investments as a percentage of its UPB increased from 103.7% at September 30, 2018 to 106.0% at December 31, 2018, while the weighted-average debt service coverage ratio of our Bond-Related Investments was 1.12x and 1.20x at September 30, 2018 and December 31, 2018, respectively.

The fair value of our Bond-Related Investments as a percentage of its UPB increased from 102.5% at December 31, 2017, to 106.0% at December 31, 2018, while the weighted-average debt service coverage ratio associated with our Bond-Related Investments improved to 1.20x at December 31, 2018, from 1.10x at December 31, 2017. The year-over-year increase in these two metrics was primarily attributable to the Company’s Infrastructure Bond investment and a non-performing multifamily tax-exempt bond investment. In the fourth quarter of 2018, the Company’s Infrastructure Bond investment was restructured,  which increased its contractual maturity, the amount of contractual cash flows that are expected to be paid and its fair value (a decrease in the market yield of this investment also contributed to its increase in fair value). Additionally, through the restructuring, the community development district (“CDD”) in which the mixed-use development is located will assess owners of undeveloped land parcels an undeveloped land license fee that will supplement tax revenues that are generated from the mixed-use town center development, thereby increasing the amount of funds available to the CDD to make principal and interest payments to the Company on our Infrastructure Bond. Separately, the fair value of the Company’s non-performing multifamily tax-exempt bond investment increased in 2018 in consideration of third-party indications of value that were obtained in connection with the pending sale of such property. See Notes to Consolidated Financial Statements – Note 2, “Investments in Debt Securities” and Note 8, “Fair Value” for additional information.

Between December 18, 2018 and December 20, 2018, the Company entered into a series of transactions that involved: (i) the termination of 15 TRS agreements that had a total notional amount of $102.6 million; (ii) the sale of one multifamily tax-exempt bond and one subordinate certificate interest in a multifamily tax-exempt bond with an aggregate UPB of $10.8 million; (iii) the termination of a pay-fixed interest rate swap agreement that had a notional amount of $65 million and (iv) the termination of a basis interest rate swap agreement that had a notional amount of $10.5 million. Additionally, on January 3, 2019, the Company entered into additional agreements with this same counterparty to sell one multifamily tax-exempt bond and one subordinate certificate interest in a multifamily tax-exempt bond with an aggregate UPB and fair value of $8.5 million and $8.6 million, respectively. These transactions were entered into for the purpose of both making more capital available to fund renewable energy lending investments and monetizing premiums on our Bond-Related Investments before they amortized, which would cause projected returns over that period to be lower than prospective investments in the Energy Capital portfolio. In the aggregate, these transactions provided the Company with total net cash proceeds of $22.7 million. The portion of such net proceeds that is attributable to the Company's TRS and other bond interests reflects the realization of a 4.8% premium above the UPB of such TRS and bond interests. The settlement of the transactions executed in December resulted in the reclassification of $16.8 million of fair value gains on bond investments into earnings from accumulated other comprehensive income during the fourth quarter of 2018 while the settlement of the transactions executed in January will result in the reclassification of $3.6 million fair value gains on bond investments into earnings from accumulated other comprehensive income during the first quarter of 2019.

Hunt Note

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company.  The Company provided seller financing to Hunt through a $57.0 million note receivable from Hunt that had  an initial term of seven years, is prepayable at any time and bears interest at the rate of 5.0% per annum.  On October 4, 2018, the Company’s note receivable from Hunt increased to $67.0 million as part of Hunt’s settlement under the MGM Agreements. The UPB on the note will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020. Refer to “Interests in MGM” and Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates” for more information.

Real Estate-Related Investments

When the Company conveyed its international asset and investment management business to Hunt, it retained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”), along with related financing for that investment and a foreign currency hedge agreement for risk management purposes.  SAWHF is a multi-investor fund managed by affiliates of International Housing Solutions S.à r.l. (“IHS”) that began operations in April 2008 and is currently in the process of exiting its investments.  The carrying value of the Company’s investment in SAWHF was $8.8 million at December 31, 2018.

At December 31, 2018, we owned one direct investment in real estate consisting of a land parcel.  This undeveloped real estate is located just outside the city of Winchester in Frederick County, Virginia and had a carrying value of $3.8 million as of December 31, 2018.

At December 31, 2018, we were an equity partner in four real estate-related investments consisting of (i) an 80.0% ownership interest in a mixed-use town center development, whose incremental tax revenues secure our Infrastructure Bond and (ii) three limited partner interests in partnerships that owned affordable housing and in which our ownership interest ranged from 74.25% to 74.92%.  The carrying value of these four investments was $19.9 million at December 31, 2018.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized prior to their expiration.  As of December 31, 2018, the carrying value of our DTAs was $124.5 million; however, these assets were fully reserved because management determined that, as of such reporting date, it was not more likely than not that the Company would realize its DTAs.

Debt Obligations

The OA&L portfolio includes the Company’s  asset related debt, subordinated debt, notes payable and other debt.  The carrying value and weighted-average yield of these debt obligations was $149.2 million and 4.3%, respectively, at December 31, 2018. Refer to Table 25, “Asset Related Debt and Other Debt” for more information.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with debt obligations in this portfolio.  The net fair value of these financial instruments was $4.5 million at December 31, 2018.

Interests in MGM

As consideration for the sale of our LIHTC business to MGM in 2014, the Company received an option to acquire the LIHTC business of MGM, which primarily manages LIHTC investments on behalf of third-party investors and for its own account. On January 8, 2018, as part of the Disposition transaction the Company executed a series of agreements to: (i) convert the MGM purchase option into a purchase and sale agreement that required the Company to complete the purchase of MGM subject to certain conditions precedent; (ii) acquire certain assets pertaining to a specific LIHTC property from affiliates of MGM and (iii) purchase a senior loan with a UPB of $9.0 million from an MGM affiliate that was secured by assets of MGM and  bore interest at 11% payable quarterly.

On October 4, 2018, Hunt exercised its option to take assignment of, and close under, the MGM Agreements, which resulted in the Company recognizing an increase in common shareholders’ equity of $14.2 million during the fourth quarter of 2018.

In connection with the closing under the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of MGM and other LIHTC related assets.  Those additional transactions included the acquisition by Hunt of (i) the Company’s $9.0 million held for sale loan for $9.4 million of cash that the Company had previously acquired from an affiliate of MGM and (ii) the Company’s remaining general partner interests in two nonconsolidated LIHTC funds.  In addition, the Company acquired $10.0 million in Hunt notes from the MGM principals for $5.0 million in cash and $5.0 million in a Company note.  This purchase increased the aggregate principal balance of the Company’s existing $57.0 million note from Hunt to $67.0 million.  The Company’s $5.0 million note to the MGM principals bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026.

Carrying Values of the OA&L Portfolio

Table 3 provides financial information about the carrying values associated with the Company’s OA&L portfolio reported within the Company’s Consolidated Balance Sheets at December 31, 2018 and December 31, 2017. For presentation purposes, assets, liabilities and equity attributable to noncontrolling interest holders of CFVs and discontinued operations are excluded from the comparative discussion of our OA&L portfolio because (i) the Company generally had a minimal ownership interest in these consolidated entities and (ii) the Disposition resulted in the deconsolidation from the

Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs, including previously consolidated property partnerships, that were recognized in our Consolidated Balance Sheets at December 31, 2017. Additionally, assets and liabilities that were attributable to businesses or assets that were conveyed by the Company in the Disposition were reclassified for all reporting periods and are presented as discontinued operations. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations” and Note 16, “Consolidated Funds and Ventures,” for more information about CFVs and the Company’s reported discontinued operations. Furthermore, given the changes to the Company’s business model noted within Part I, Item 1. “Business,” we now operate as a single reporting segment. As such, certain corporate assets and liabilities of the Company (deferred compensation, accounts payable and accrued expenses, prepaid expenses and state tax receivable) have been excluded from our comparative discussion of our OA&L portfolio because such items have not been allocated to the OA&L portfolio and will only be reported on a consolidated basis.

Table 3:  Carrying Values of the OA&L Portfolio

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Assets
Cash	$28,243	$35,693
Restricted cash (1)	5,635	21,271
Investments in debt securities (2) (includes $85,347 and $128,902 pledged as collateral)	97,190	143,604
Investment in partnerships (3)	28,740	31,809
Loans held for investment (4)	67,299	736
Derivative assets (5)	5,797	6,865
Real estate owned	3,769	3,447
Other assets	862	2,045
Total assets of the Other Assets and Liabilities portfolio	$237,535	$245,470

Liabilities
Debt (6)	$149,187	$209,427
Interest payable	637	768
Other liabilities (7)	─	12,140
Total liabilities of the Other Assets and Liabilities portfolio	$149,824	$222,335

Net assets (8) of the OA&L portfolio	$87,711	$23,135

(1)	Reflects that portion of the Company’s restricted cash balances that supports the execution of a financial guarantee and derivative instruments of the Other Assets and Liabilities portfolio.
(2)	See Notes to Consolidated Financial Statements – Note 2, “Investments in Debt Securities” for more information about the Company’s investments in debt securities.
(3)	See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships” for more information about the Company’s investments in partnerships.
(4)	See Notes to Consolidated Financial Statements – Note 4, “Loans HFI and Loans HFS” for more information about the Company’s loans.
(5)	See Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments” for more information about the Company’s derivative instruments.
(6)	See Table 25 and Notes to Consolidated Financial Statements – Note 6, “Debt” for more information about the Company’s debt obligations.
(7)	Includes deferred revenue associated with the Company’s sale of its LIHTC business.
(8)	The reported amount of net assets does not include the effects of operating and other expenses incurred by the Company in connection with the management of such portfolio.

Sources of Comprehensive Income from the OA&L Portfolio

Table 4 provides financial information about sources of comprehensive income associated with the Company’s OA&L portfolio for the years ended December 31, 2018 and December 31, 2017. Consistent with the presentation of Table 3, “Balance Sheet Summary of the OA&L portfolio,” for presentation purposes, income (loss) that was attributable to noncontrolling interest holders of CFVs, discontinued operations and operating expenses (salaries and benefits, external management fees and reimbursable expenses, general and administrative, professional fees and tax related expenses) that were not directly attributable to the Other Assets and Liabilities portfolio have been excluded from our comparative discussion of our results of operations. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations” and Note 16, “Consolidated Funds and Ventures,” for more information about CFVs and the Company’s reported discontinued operations.

Table 4:  Sources of Comprehensive Income Associated with the OA&L Portfolio

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Interest income
Interest on bonds (1)	$9,430	$9,159	$271
Interest on loans and short-term investments (2)	3,362	700	2,662
Total interest income	12,792	9,859	2,933
Interest expense
Asset related debt (1)	2,557	1,836	721
Total interest expense	2,557	1,836	721
Net interest income	10,235	8,023	2,212
			─
Non-interest revenue			─
Other income	352	765	(413)
Total non-interest revenue	352	765	(413)
Total revenues, net of interest expense	10,587	8,788	1,799

Other expenses
Other interest expense (1)	4,528	4,355	173
Impairment	388	945	(557)
Other expenses	898	591	307
Total other expenses	5,814	5,891	(77)
Other sources of comprehensive income
Net gains on bonds	21,875	620	21,255
Net gains (losses) on loans	311	(4,530)	4,841
Net gains on real estate and other investments	2,344	1,739	605
Equity in income from unconsolidated funds and ventures (3)	779	4,824	(4,045)
Net gains on derivatives (4)	4,587	1,960	2,627
Net (losses) gains on extinguishment of debt	(14)	4,838	(4,852)
			─
Other comprehensive (loss) income (5)	(3,456)	3,335	(6,791)
Total other sources of comprehensive income	26,426	12,786	13,640

Net impact of sources of comprehensive income from the OA&L portfolio	$31,199	$15,683	$15,516

(1)

Excludes accrued interest associated with the investment and financing components of TRS agreements that are accounted for as derivatives; such accrued interest is classified in the Consolidated Statements of Operations as “Net gains on derivatives.”

(2)	Includes interest income earned in connection with restricted cash that is pledged in support of TRS agreements.
(3)	Equity in income is generated from real estate partnerships.

(4)

Primarily includes fair value adjustments associated with TRS agreements that the Company’s accounts for as derivative instruments and interest rate derivatives that are used to hedge interest rate risk associated with the bond investments.

(5)

Reflects fair value adjustments recognized in connection with investments in debt securities and foreign currency translation adjustments reported in the Company’s Consolidated Balance Sheets for such reporting periods. Refer to Table 9, “Other Comprehensive (Loss) Income Allocable to Common Shareholders” for more information.

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about reported changes in sources of comprehensive income from the OA&L portfolio.

Our External Manager

In conjunction with the Disposition, we entered into a management agreement with the External Manager (the “Management Agreement”) that took effect on January 8, 2018.  At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the management services being provided by the External Manager, the Company pays the External Manager a base management fee, which is payable quarterly in arrears in an amount equal to (i) 0.50% of the Company’s  first $500 million of common shareholders’ equity determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a fully diluted basis, adjusted to exclude the effect of (a) the value of the Company’s net operating loss carryforwards, and (b) any gains or losses attributable to noncontrolling interests (“GAAP Common Shareholders’ Equity”); and (ii) 0.25% of the Company’s GAAP Common Shareholders’ Equity in excess of $500 million. Additionally, the Company agreed to pay the External Manager an annual incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs including an allocable share of the costs of (i) noninvestment personnel of the External Manager and an affiliate thereof who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on such matters) and (ii) the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) based on the percentage of their time spent managing the Company. Reimbursement of compensation-related expenses is, however, subject to an annual cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP common shareholders’ equity exceeds $500 million.

The current term of the Management Agreement extends to December 31, 2022 and automatically renews thereafter for additional two-year terms. Either of the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average Energy Capital business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause, including in the event of a  payment default under the Hunt note which causes the Hunt note to become immediately due and payable. No termination fee is payable upon a termination by the Company for cause or upon a termination by the Manager without cause.

Competition

In our Energy Capital portfolio, we face competition from banks and other renewable energy lenders related to new investments.

In our OA&L portfolio, the properties that collateralize our debt and equity investments compete against other companies and properties that seek similar tenants and offer similar services as our real estate-related investments.

While we have historically been able to compete effectively as a result of our service, reputation, access to investor capital and longstanding relationships with developers, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

Employees

We have no employees. The Company engaged Hunt to externally manage the Company’s continuing operations on January 8, 2018 and, as further discussed in Part I of this Report, all former employees of the Company were at the time hired by the External Manager.

Other Information Concerning Our Business

At December 31, 2018, our principal office was located at 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224. Our telephone number at this office was (443) 263-2900. Our corporate website is www.mmacapitalholdings.com, and our filings under the Exchange Act are available through that site, as well as on the SEC website at www.sec.gov. The information contained on our corporate website is not a part of this Report.

ITEM 1A.  RISK FACTORS

Investing in our common shares involves various risks and uncertainties. The risks described in this section are among those that, as of the filing date of this Report, could, directly or indirectly, have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to Our Business

We face risks associated with our investments in the Energy Capital portfolio.

Our Energy Capital portfolio invests in late-stage development, construction and permanent loans, directly or through the Solar Ventures, that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America. This portfolio is subject to construction risk, permanent financing risk, repayment risk and collateral risks (such as value and ability to foreclose). In addition, federal and state governments have established various incentives and financial mechanisms to accelerate the adoption of renewable energy. These incentives include tax credits, tax abatements and rebates among others. These incentives help catalyze private sector investments in solar and other renewable energy. Changes in government incentives, whether at the federal or local level, could adversely affect our renewable energy finance business. In addition, changes in federal law, including the 2018 tariff on solar panels, could adversely affect our renewable energy lending business. Furthermore, the ability of the Solar Ventures and the Company to fund our development or construction loan commitments is currently and may become increasingly dependent upon the repayment of other, similar loans in which we invest. Repayment of such loans is often dependent upon permanent loans, tax credit equity and other monetization events whose funding is outside of our control. Furthermore, lenders of permanent loans and syndicators of tax credit equity may require access to the credit markets, which could impact their ability to finance the take-out of loans of the Solar Ventures. Moreover, there are risks associated with the nature of the Solar Ventures including: (i) we do not control SCL, SDL and SPL, and our investment partner may not consent to decisions that may be in our best interest; (ii) either the Company or our investment partner may fail to meet its funding obligations to SCL, SDL and SPL to fund new or unfunded loan commitments of such ventures (as of December 31, 2018, SCL, SDL and SPL had $89.1 million of unfunded loan commitments to borrowers); (iii) repaid investments of the Solar Ventures may be unable to be reinvested at attractive risk adjusted returns and (iv)  lower than expected returns may be generated by the Solar Ventures due to idle capital costs.

We are exposed to the risk that Hunt may fail to meet its payment obligations to us in connection with financing that we provided to facilitate the Disposition.

On January 8, 2018, the Company provided seller financing associated with the Disposition and received a $57.0 million note from Hunt that had  an initial term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum. The UPB of the Company’s receivable from Hunt increased by $10.0 million on October 4, 2018, upon the closing under the MGM Agreements. The Company’s total receivable from Hunt will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020. This note has certain net worth, leverage ratio, debt service coverage ratio and interest coverage ratio covenants. Notwithstanding these financial covenants, to the extent Hunt does not meet its payment obligations under the terms of the note it could result in a decrease in our anticipated cash flow which could impact our ability to make new investments, or a decline in the rate of growth of such investments, any of which could adversely impact our revenues, cash flows and financial condition. If Hunt fails to repay the note and we are unable to realize the value of the collateral, our business, cash flows and financial condition would be adversely affected.

Increases in interest rates and credit spreads may adversely affect the fair value of our assets and increase our costs of borrowing.

Our Bond-Related Investments and other fixed rate financial instruments,  which include loans held-for-sale and derivative financial instruments, are reported at fair value in our financial statements based upon, in part, estimated market yields and credit spreads for comparable investments. Consequently, the fair value of such instruments expose us to changes in interest rates and credit spreads.

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

If interest rates increase or credit spreads widen, the fair value of our investments in bonds and other fixed rate financial instruments (whose fair value measurements are based upon contractual cash flows) will generally decline and, therefore, have a negative effect on our financial results and our shareholders’ equity. Declines in the fair value of these instruments could be significant in such circumstances.

If short-term interest rates rise, our borrowing costs would increase and our net income would decline as interest payments associated with a significant portion of our debt obligations are indexed to short-term interest rates and, therefore, would increase. However, the Company may, from time to time, enter into agreements with third parties that are designed to manage a portion of this risk.

Changes in capitalization and discount rates may adversely impact the fair value of our investments in non-performing bonds, investments in subordinated cash flow bonds and other real estate-related investments.

For non-performing bonds and subordinated cash flow bonds that are reported at fair value in our financial statements, the Company generally measures the fair value of such instruments based upon internally-generated, 10 year projections of future net operating income from the underlying properties that serve as collateral for such instruments (a terminal value is added to these projections to estimate remaining property value that is expected to be realized at the end of the projection period). In this regard, an increase in capitalization and discount rates generally would cause a decline in the fair value of these investments, as well as that of our other real estate-related investments.

The magnitude of changes in the value of our real estate-related interests could vary from market to market as a result of differences in capitalization and discount rates.

The London Interbank Offered Rate (“LIBOR”) may not be available after 2021, which creates uncertainty around the future value and cost of certain interest rate derivative instruments and debt obligations.

The payment terms of our subordinated debt and certain interest rate derivative instruments that we use to hedge our exposure to interest rate risk are indexed to LIBOR. However, it is widely expected that LIBOR will not be quoted or available after 2021. It is also widely expected that an alternate reference rate will be adopted on an industry-wide basis in the derivatives market and that market participants will adopt the alternate rate and agree to apply it to existing, as well as future, interest rate derivative contracts, but there can be no assurance this will happen or that we and the counterparty to our interest rate derivative contracts will be in agreement on the new rate. In any event, it is unlikely that the new rate will be exactly equal to what LIBOR would have been, so the amount paid to us under our cap and interest rate swap agreements might be less than it would have been had LIBOR continued.

Our subordinated debt documents contain alternative reference bank quotation mechanisms in the event LIBOR is discontinued, but there can be no assurance that such banks will quote an alternate rate. If they do not, and we do not otherwise reach agreement with the servicers or the lenders on such debt, the debt will convert to a fixed rate equal to the last quoted LIBOR plus our existing spread. Accordingly, it is impossible at this time to predict what our interest cost will be after 2021. The cost could be greater than it would have been had LIBOR continued and the difference could be material to our financial results.

TRSs are important to financing our bond investments and for other purposes and we are exposed to various risks associated with such agreements.

A TRS is an agreement that requires one party to make interest payments based on either a fixed or floating rate of interest in exchange for payments from its counterparty that are based on the return of a referenced asset that is typically an index, a loan or a bond. The Company has financed its ownership of a majority of its investments in bonds through such agreements, which are all with one financial institution. All payments under this type of agreement are calculated based upon contractually-specified notional amounts. In a typical TRS agreement, we are required to make interest payments that are based on a floating rate of interest and our counterparty is required to make payments to us that reflect the total return associated with a referenced asset. Cash flows associated with this type of agreement are subject to risks associated with the referenced asset (including interest rate and real estate-related risks) and are exposed to the credit risk of both the obligor on the referenced asset and our counterparty to a TRS agreement. To the extent the fair value of a referenced asset declines, we are at risk of having to provide additional collateral to our TRS counterparty. If we were unable to post additional collateral in such circumstances, the referenced asset might be sold at a time when its full value could not be achieved and our existing collateral would be at risk of being retained by our TRS counterparty. As the TRS agreements mature or are terminated, we need to make our counterparty whole and to the extent that the referenced asset value is less than the notional amount of the TRS, we would need to pay the difference in cash and if we are unable to do so, we have the risk of our collateral being retained.

Cash flows from our bond investments and our other real estate-related investments are exposed to various risks associated with real estate to which our investments are related.

Because a substantial portion of our investments in bonds and other real-estate related investments are secured by real estate or consist of real estate or investments in entities that own real estate, the value of these investments is exposed to various real estate-related risks. Most of these investments are directly or indirectly secured by multifamily rental properties and, therefore, the value of these investments may be adversely affected by changes in macroeconomic conditions or other developments in real estate markets. These factors include (but are not limited to): (i) increasing levels of unemployment and other, adverse regional or national economic conditions; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the value of the real estate we own or in which we have an interest and (iv) lack of or reduced availability of mortgage financing.

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

We need to identify, attract and obtain new capital in order to increase the number and size of the investments that we make. Our ability to raise capital depends on a number of factors, including certain factors that are outside our control. There can be no assurances that we can find or secure commitments for new capital or that new or existing capital partners will meet their funding commitments to us. The failure to obtain or maintain capital in sufficient amounts, or to realize sufficient returns on the Company’s current investments, as well as the failure to reinvest investment or capital proceeds into new higher yielding investments could result in a decrease in the number and dollar value of our investments, or a decline in the rate of growth of such investments, any of which could adversely impact our revenues, cash flows and financial condition. In addition, we and our Solar Venture partner may need to contribute additional funds to the Solar Ventures to enable them to meet their funding commitments to borrowers. If we do not have the capital to meet our funding obligations, or if our capital partner fails to meet its funding obligations, our Solar Ventures could default on their lending commitments and our reputation, our ability to make new investments and our cash flows could all be adversely affected.

Additionally, there is a risk that we will not be able to deploy our cash or the cash held by the Solar Ventures or expand our leverage to make investments that generate risk-adjusted returns that grow shareholder value. Furthermore, because there are no restrictions as to the nature of our investments, our investments in the future may result in additional or new risks that we do not face today.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Disruptions in credit markets may cause significant deterioration in the market for tax-exempt mortgage revenue bonds and other debt instruments that are part of our assets and may play a role in our reinvestment strategy. This has in the past and may in the future result in our having to reduce the carrying value of our bonds and other receivables associated with our lending activities. We are also dependent upon our capital partner to extend existing TRS agreements upon their maturity. If we were unsuccessful in renewing such agreements, we may be forced to create liquidity in an unfavorable market which could have a material adverse effect on our business, financial condition or results of operations.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our renewable energy investments, bonds, direct and indirect investments in real estate and other debt investments are illiquid and difficult to value. In particular, our investments in bonds are unenhanced and unrated and, as a consequence, there is a relatively small trading market for these instruments. The relative lack of liquidity in the market for our bond investments complicates our ability to measure their fair value and that of other debt investments. Therefore, there is a risk that if we need to sell any of these assets, the price that we are able to realize may be lower than their carrying value in our financial statements.

Comprehensive tax reform and other legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act introduced significant changes to the Internal Revenue Code.

The Tax Act provides, among other things, for a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, which could adversely affect the market for and value of our tax-exempt bond related investments and the desire of tax credit investors to invest in solar tax credits that support our Energy Capital portfolio. In addition, the majority of our tax-exempt bonds produce income that has traditionally been subject to the alternative minimum tax (“AMT”) for both individuals and corporations. Although the corporate AMT was eliminated by the Tax Act, the individual AMT continues, though with a higher AMT exemption beginning in tax years after December 31, 2017. Marginal tax brackets for individuals were changed with a new maximum marginal tax rate of 37% versus the prior 39.6%. These changes may also impact the value of our investments.

In addition, the government could make further changes in tax or other laws, such as affordable housing incentive programs, that while not directly affecting our tax-exempt bonds, could make them less valuable to investors. For example, if tariffs on solar panels were increased, or if federal or state incentives were reduced or eliminated, our renewable energy business could be adversely affected. Similarly, if the federal government were to further lower marginal federal income tax rates or phase out the tax-exempt nature of the interest income for all or higher income taxpayers, our bonds would likely decline in value. Congress could also pass laws that make competing investments more attractive than our solar projects and tax-exempt bonds, which could also make our investments less valuable.

Our Bond-Related Investments may not retain their tax-exempt status.

On the date of initial issuance of any tax-exempt bond that we hold, bond counsel or special tax counsel rendered its opinion that interest on the bond is excludable from gross income for federal income tax purposes. However, under certain circumstances, our bonds could lose their tax-exempt status subsequent to issuance. While we take steps to ensure that these circumstances do not occur, there can be no guarantees that the tax-exempt status will be maintained. If our bonds were to lose their tax-exempt status, then the fair value of these investments would decline. In this case, if a bond was the referenced asset in a TRS financing, the TRS would terminate, thereby causing us to reacquire such bonds at fair value while we would also be obligated to pay any difference required to settle the TRS. If we did not purchase a bond in such circumstances, our counterparty could sell it and, if its value at the inception of the TRS agreement was not realized upon sale, we would also be obligated to pay any difference required to settle a TRS agreement and our TRS collateral would be at risk.

One of our Bond-Related Investments is 30 or more days past due while other bond investments are at risk of becoming 30 or more days past due in payment of principal and/or interest.

As of December 31, 2018, the aggregate UPB of the bond investment that was 30 or more days past due in either principal and/or interest was $9.9 million, or approximately 10.7% of our bond investments. We report this defaulted bond investment at its fair value, which takes into consideration a borrower’s default. However, amounts we realize could be even less than such estimates if foreclosures were pursued or if our borrower filed for bankruptcy protection. Additionally, properties collateralizing certain performing bonds have net operating income (as represented in operating statements provided by the borrowing partnerships), which is less than the debt service owed to us. These bonds are at risk of default if the partners of the borrowing partnerships are unable or unwilling to continue to cover the shortfall in order to pay the full debt service.

We could lose the tax benefit of our NOLs.

As of December 31, 2018, we had an estimated $396.1 million of federal NOLs that were subject to a full valuation allowance at such reporting date. Our federal NOLs can be used to offset federal taxable income for the foreseeable future.  However, there are events that could cause us to lose, or to otherwise limit, the amount of NOLs available to us. For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code. A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period. The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (the “Rights Plan”) in an attempt to avoid a change of control event as defined by the Internal Revenue Code, although the Company cannot guarantee the effectiveness of the Rights Plan. Changes in tax laws could also cause us to lose, or could otherwise limit, the amount of NOLs available to us.

Our NOLs are also subject to a 20-year carryforward limitation that limits the time that we have to generate the income necessary to fully utilize our NOLs. In this regard, it is possible that some of our NOLs will become permanently impaired if the Company is unable to generate the income required to utilize all of our NOLs before their expiration period begins in 2028.

If we become subject to the Investment Company Act of 1940 (the “Investment Company Act”), we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our business activities to ensure that we do not become subject to regulation as an investment company under the Investment Company Act. We currently rely on exemptions from the Investment Company Act for companies that are primarily engaged in the business of certain types of financings or of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Because of changes in the nature and number of companies that rely on the exemption for real estate, as well as given that most of the guidance surrounding this exemption comes from “no action” letters issued by the SEC staff, the SEC on August 31, 2011 issued a concept release requesting comment directed to the scope and use of this exemption. We do not know what action, if any, the SEC may take in response to the comments that it received. If we were to become regulated as an investment company under the Investment Company Act, either due to a change in the SEC’s interpretation of that Act or due to a significant change in the value and composition of our assets, we would be subject to extensive regulation and restrictions. Among other restrictions, we would not be able to incur borrowings, which would limit our ability to fund certain investments. Accordingly, either we would have to restructure our assets so that we would not be subject to the Investment Company Act or we would have to materially change the way we do business. Either course of action could require that we sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result. Any of these consequences could have a material adverse effect on our business, financial condition or results of operations.

The value of certain investments and cash flows are dependent on the quality of the management of the underlying properties.

Inadequate property management can adversely impact the performance, cash flows and value of properties held by funds in which we have invested or that secure our bond investments.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. In addition, many of our accounting methods involve substantial use of models, which are based on assumptions, including assumptions about future events. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for a description of our significant accounting policies.

Further, we have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. These policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

Because of the uncertainty surrounding management’s judgments, assumptions and estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

Risks Associated with Our Relationship with Our External Manager

We no longer have any employees and we are therefore dependent upon the External Manager to provide all of the services we need, including finding suitable investments, conducting our operations and maintaining regulatory compliance.

Because we have no employees, we are dependent on the External Manager to find and close suitable investments on our behalf and to conduct all of our operations. Although our former employees became employees of the External Manager, the External Manager is not obligated to require these, or any other, employees to devote their time exclusively to us. As a result, the employees may not devote sufficient time to the management of our business operations, and in particular to sourcing and placing investments with us. Further, the Management Agreement does not require the External Manager to dedicate specific personnel to our operations and none of our former employees’ continued service is guaranteed. If these individuals leave the External Manager or an affiliate thereof or are reallocated to other activities of the External Manager or its affiliates, the External Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan or maintain compliance with applicable regulatory requirements.

Various termination provisions in the Management Agreement, including termination by us without cause, require us to pay the External Manager a substantial termination fee, which could deter termination or adversely affect our results of operations.

The initial term of our Management Agreement extends to December 31, 2022 and, unless terminated, the Management

Agreement automatically renews thereafter for successive two-year terms. Either party may elect not to renew the Management Agreement effective upon the expiration of the initial term or any automatic renewal term, both upon 12 months’ prior written notice. However, if we elect not to renew the Management Agreement on this basis, we are required to pay the External Manager a termination fee equal to three times the average annual management fee and incentive compensation earned by, plus one times the average annual amount of certain reimbursements received by, the External Manager during the 24-month period immediately preceding the effective date of termination, which could cause the termination fee to be substantial. These provisions may make it costly and difficult for us not to renew the Management Agreement. If we are required to pay the termination fee as a result of a termination, our results of operations and our shareholders’ equity will be adversely affected.

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

Affiliates of the External Manager are engaged, or may engage, in similar businesses to ours and the External Manager may have conflicts of interest which could result in decisions that are not in the best interests of our shareholders.

We are subject to conflicts of interest arising out of our relationship with Hunt, including the External Manager and its affiliates. The External Manager may be presented with investment opportunities that we would find attractive, but which it offers instead to its affiliates, some of which are engaged in businesses similar to ours. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by the External Manager, will enable us to identify, adequately address or mitigate all potential conflicts of interest. These factors could adversely impact our ability to make investments with attractive risk adjusted returns.

A breach of the security of our External Manager’s systems or those of other third parties with which we do business, including as a result of cyber-attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.

Our business is reliant upon the security and efficacy of our External Manager’s information technology (“IT”) environment, as well as those of other third parties with whom we interact or upon whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in the computer and data management systems and networks of third parties, particularly our External Manager.

Our ability to conduct business may be adversely affected by any significant disruptions to our External Manager’s IT systems or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than if those systems were our own. In the event that backup systems are utilized, they may not process data as quickly as needed and some data might not have been backed up.

As cyber threats continue to evolve, third parties with whom we interact or upon whom we rely, particularly our External Manager, may be subject to computer viruses, malicious codes, phishing attacks, unauthorized access and other cyber-attacks.  Our External Manager may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of systems and implement controls, processes, policies and other protective measures, third parties with whom we interact or upon whom we rely, particularly our External Manager, may not be able to anticipate all security attacks or to implement appropriate preventative measures against such security breaches. Any such security breach or unauthorized access could disrupt our operations, result in the loss of assets or harm our reputation. In addition, any such event could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Shares

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price. At December 31, 2018,  we had three shareholders, including one of our executive officers, Michael L. Falcone, that held greater than a 4.9% stake in the Company. The Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan. The Board determined that Mr. Falcone’s exercise of his options and the required share purchases did not constitute a triggering event for purposes of our Rights Plan. In accordance with the Master Transaction Agreement dated January 8, 2018, Hunt remains an exempt person for purposes of the Rights Plan and may purchase up to 9.9% of the Company’s shares in any rolling 12-month period, without causing a triggering event.

Provisions of our Certificate of Incorporation may discourage attempts to acquire us.

Our Certificate of Incorporation contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us. Those provisions are:

•

If any person or group acquires 10% or more of our shares, that person or group cannot, with a very limited exception (i) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board approved the business combination or acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest or (ii) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our Board and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.

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

The above provisions could deprive our shareholders of acquisition opportunities that might be attractive to many of them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We do not own any of the real property where we conduct our business. Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 6,400 square feet of office space pursuant to a lease that expires in March 2024. As part of the Disposition, Hunt assumed all of the Company’s property leases in 2018. Refer to Part I, Item I. “Business” of this Report for more information about the Disposition.

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

Table 5 shows the high and low sales prices for our common shares during the years ended December 31, 2018 and December 31, 2017 as reported by the Nasdaq Capital Market.

Table 5:  Common Share Prices

Common Shares
High/Low Prices
Fiscal Quarter	2018	2017
Fourth	$27.45-25.00	$26.60-23.70
Third	28.00-25.18	25.05-18.00
Second	29.40-25.45	24.00-22.00
First	30.58-23.85	23.50-19.00

The Board makes determinations regarding dividends based on our Manager’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash. The Board does not believe paying a dividend is appropriate at the current time.

On March 7, 2019, there were approximately 401 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the three months ended December 31, 2018.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2018.

Issuer Purchases of Equity Securities

Table 6 provides information on the Company’s purchases of its common shares during the three months ended December 31, 2018.

Table 6:  Common Shares Repurchases

			Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
(in thousands, except for per share data)	Purchased	per Share	Plans or Programs	Plans or Programs (1)
10/1/2018 - 10/31/2018	34	$26.26	34	35
11/1/2018 - 11/30/2018	11	26.50	11	24
12/1/2018 - 12/31/2018	23	25.78	23	—
	68	26.14	68

(1)

On March 13, 2018, the Board approved a 2018 share repurchase program (“2018 Plan”), which authorized the repurchase of up to 125,000 common shares at a maximum price of $30.00 per share. On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. On November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represented the Company’s diluted common shareholders’ equity per share at September 30, 2018. The 2018 Plan expired on December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the “Consolidated Financial Highlights” table that is located on page 2 of this Report. That information is incorporated into this item by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity increased to $212.9 million at December 31, 2018, from $137.6 million at December 31, 2017.  This $75.3 million increase was driven by $57.5 million in comprehensive income that was allocable to common shareholders and by $17.8 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased to $36.20 per share at December 31, 2018, representing an $11.72 per share increase during 2018.

Refer to “Consolidated Balance Sheet Analysis” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive Income

We recognized comprehensive income that was allocable to common shareholders of $57.5 million during the year ended December 31, 2018, which consisted of $61.0 million of net income that was allocable to common shareholders and $3.5 million of other comprehensive loss that was allocable to common shareholders.  In comparison, we recognized $22.7 million of comprehensive income that was allocable to common shareholders during the year ended December 31, 2017, which consisted of $19.4 million of net income that was allocable to common shareholders and $3.3 million of other comprehensive income that was allocable to common shareholders.

Net income that we recognized during the year ended December 31, 2018, was primarily driven by the gains realized from the Disposition,  net interest income, net gains on bonds and equity in income from unconsolidated funds and ventures.  Refer to “Consolidated Results of Operations” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other comprehensive loss that we reported for the year ended December 31, 2018, was primarily attributable to the reclassification of fair value gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the sale of certain bond investments.  The impact of this reclassification was partially offset by net fair value gains that we recognized in AOCI during 2018 in connection with our Bond-Related Investments.  Refer to “Consolidated Balance Sheet Analysis” for more information about other comprehensive income.

Other Considerations

As further discussed in Part I, Item 1. “Business” of this Report, the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.  By executing this strategic transaction, the Company no longer recognizes:

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

The Disposition also resulted in the deconsolidation from the Company’s Consolidated Balance Sheets on January 8, 2018, of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, the Company no longer recognizes revenues, expenses, assets, liabilities and noncontrolling interests associated with such CFVs.

In place of the aforementioned revenues and expenses, the Company recognizes interest income associated with its loan receivable from Hunt and recognizes various costs set forth in the Management Agreement, including base management fees and reimbursements to the External Manager for certain allocable overhead costs. The Company may also incur incentive management fees.

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

Table 7 provides a balance sheet summary for the periods presented.  For presentation purposes, assets, liabilities and equity that were attributable to noncontrolling interest holders of CFVs are presented in Table 7 as separate line items because the Company generally has a minimal ownership interest in these consolidated entities.  For the periods presented, the assets, liabilities and noncontrolling interests related to these CFVs were attributable to consolidated property partnerships and certain LIHTC funds in which we guaranteed minimum yields on investment to investors and for which we agreed to indemnify the purchaser of our general partner interest in such funds from investor claims related to those guarantees.  However, the Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” and Note 16, “Consolidated Funds and Ventures,” for more information about CFVs.

Table 7:  Balance Sheet Summary

	At	At
	December 31,	December 31,
(in thousands, except per share data)	2018	2017	Change
Assets
Cash and cash equivalents	$28,243	$35,693	$(7,450)
Restricted cash (without CFVs)	5,635	21,271	(15,636)
Investments in debt securities (without CFVs)	97,190	143,604	(46,414)
Investments in partnerships (without CFVs)	155,079	128,820	26,259
Loans held for investment	67,299	736	66,563
Other assets (without CFVs)	10,940	12,720	(1,780)
Assets of discontinued operations	—	61,230	(61,230)
Assets of CFVs (1)	—	127,812	(127,812)
Total assets	$364,386	$531,886	$(167,500)

Liabilities and Noncontrolling Interests
Debt (without CFVs)	$149,187	$209,427	$(60,240)
Accounts payable and accrued expenses	2,289	6,098	(3,809)
Other liabilities (without CFVs) (1), (2)	—	21,482	(21,482)
Liabilities of discontinued operations	—	17,212	(17,212)
Liabilities of CFVs	—	50,565	(50,565)
Noncontrolling interests related to CFVs	—	89,529	(89,529)
Total liabilities and noncontrolling interests	$151,476	$394,313	$(242,837)

Common Shareholders' Equity	$212,910	$137,573	$75,337

Common shares outstanding	5,882	5,618	264
Common shareholders' equity per common share	$36.20	$24.49	$11.71

Diluted common shareholders' equity (3)	$212,910	$146,915	$65,995
Diluted common shares outstanding	5,882	6,002	(120)
Diluted common shareholders' equity per common share	$36.20	$24.48	$11.72

(1)

Deferred revenue balances associated with financial guarantees that were made by the Company to 11 guaranteed LIHTC funds had been eliminated for reporting purposes in conjunction with prepaid guarantee assets of CFVs because the Company had consolidated such guaranteed LIHTC funds for reporting purposes.  The unamortized balances of such deferred revenue and prepaid assets, which are equal and offsetting, were $7.5 million at December 31, 2017.  The 11 guaranteed LIHTC funds were deconsolidated as of January 8, 2018, and, as a result, related deferred revenue balances were derecognized from the Company’s Consolidated Balance Sheets as of such reporting date.

(2)

Includes $10.3 million of deferred revenue as of December 31, 2017, associated with the Company’s sale of its LIHTC business to MGM in 2014.  On October 4, 2018, Hunt exercised its option set forth in the Master Transaction Agreement dated January 8, 2018, to take assignment of and close under the MGM Agreements; and, as a result, the Company recognized $14.5 million of deferred revenue as comprehensive income during the fourth quarter of 2018.

(3)

Diluted common shareholders’ equity measures common shareholders’ equity assuming that all outstanding employee common share options that are dilutive were exercised in full at December 31, 2017.  In this case, liabilities recognized by the Company in its Consolidated Balance Sheets that relate to options that are dilutive would be reclassified into common shareholders’ equity upon their assumed exercise.  These liabilities are measured at fair value and, therefore, are sensitive to changes in the market price for the Company’s common shares.  The carrying value of liabilities that relate to all outstanding employee common share options was zero at December 31, 2018, as all options had been exercised as of December 31, 2018, and $9.3 million at December 31, 2017.

Common Shareholders’ Equity

Table 8 summarizes the changes in common shareholders’ equity for the periods presented.

Table 8:  Changes in Common Shareholders’ Equity

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Net income allocable to common shareholders	$61,002	$19,402	$41,600
Other comprehensive (loss) income allocable to common shareholders	(3,456)	3,335	(6,791)
Other changes in common shareholders' equity	17,791	(10,488)	28,279
Net change in common shareholders' equity	$75,337	$12,249	$63,088

Other Comprehensive (Loss) Income Allocable to Common Shareholders

Table 9 summarizes other comprehensive (loss) income that was allocable to common shareholders for the periods presented.

Table 9:  Other Comprehensive (Loss) Income Allocable to Common Shareholders

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Bond related activity:
Bond fair value adjustments	$5,620	$(104)	$5,724
Increase in accumulated other comprehensive income due to equity in losses from Lower Tier Property Partnerships ("LTPPs")	—	4,320	(4,320)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(21,875)	(620)	(21,255)
Reclassification of credit-related losses (gains) to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")	6	(135)	141
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	—	9,415
Other comprehensive (loss) income related to bond activity	(6,834)	3,461	(10,295)
Foreign currency translation adjustment	3,378	(126)	3,504
Other comprehensive (loss) income allocable to common shareholders	$(3,456)	$3,335	$(6,791)

Other comprehensive loss that was allocable to common shareholders for the year ended December 31, 2018, was primarily driven by the sale of bond investments, which resulted in the reclassification of $21.9 million of holding gains out of AOCI and into earnings during such reporting period. The impact to AOCI of such reclassification was partially offset by: (i) the recognition of $5.6 million of unrealized holding gains on bond investments; (ii) the recognition of net unrealized holding gains associated with bond investments that were no longer eliminated for reporting purposes in the first quarter of 2018 and (iii) the reversal of a $3.4 million cumulative translation adjustments due to the sale of our international asset and investment management business in the first quarter of 2018.

Other Changes in Common Shareholders’ Equity

Table 10 summarizes other changes in common shareholders’ equity for the periods presented.

Table 10:  Other Changes in Common Shareholders’ Equity

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Common share repurchases	$(5,923)	$(9,607)	$3,684
Common shares issued	8,375	—	8,375
Net change due to change in accounting principle	9,206	—	9,206
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	(73)	(1,134)	1,061
Director and employee share awards	328	253	75
Options exercised	10,303	—	10,303
Options tendered for payment of withholding taxes	(4,425)	—	(4,425)
Other changes in common shareholders' equity	$17,791	$(10,488)	$28,279

The amount of other changes in common shareholders’ equity for the year ended December 31, 2018 increased compared to that reported for the year ended December 31, 2017, primarily as a result of: (i) a $9.2 million transition adjustment to retained earnings that we recognized in connection with the adoption of new accounting standards on January 1, 2018 (see “Adoption of New Accounting Standards” within Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies”); (ii) the issuance of 250,000 common shares to Hunt during the year ended December 31, 2018 in connection with the Disposition; (iii) the exercise of stock options during 2018 that were previously granted to our officers and (iv) the decline in the number of common shares that were repurchased by the Company during the year ended December 31, 2018, as compared to that purchased by the Company during the year ended December 31, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations for the years ended December 31, 2018 and December 31, 2017 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

For presentation purposes, income (loss) that was attributable to noncontrolling interest holders of CFVs are excluded from our comparative discussion of our results of operations because (i) the Company had a minimal ownership interest in these consolidated entities and (ii) such income (loss) does not affect the measurement of diluted common shareholders’ equity per common share, which is a key metric that is used by management to evaluate the Company’s financial performance.  In this regard, the discussion and analysis of consolidated results of operations herein is focused on income (loss) that is allocable to common shareholders.  Additionally, income (loss) that was attributable to businesses or assets that were conveyed by the Company in the Disposition was reclassified for all reporting periods and is classified as Net income to common shareholders from discontinued operations, net of tax.  The Disposition resulted in the deconsolidation from the Company’s  Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and the derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  See Notes to Consolidated Financial Statements – Note 16, “Consolidated Funds and Ventures,” for more information about income (loss) that was attributable to noncontrolling interest holders of CFVs.

Net Income Allocable to Common Shareholders

Table 11 summarizes net income allocable to common shareholders for the periods presented.

Table 11:  Net Income Allocable to Common Shareholders

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Net interest income	$10,235	$8,023	$2,212
Other income	352	765	(413)
Operating and other expenses:
Other interest expense	(4,528)	(4,355)	(173)
Operating expenses	(17,157)	(21,171)	4,014
Net gains on bonds, derivatives, real estate and other investments, loans and extinguishment of liabilities	29,103	4,627	24,476
Equity in income from unconsolidated funds and ventures	7,673	14,002	(6,329)
Net loss allocated to common shareholders related to CFVs	—	(4,308)	4,308
Net income (loss) to common shareholders from continuing operations before income taxes	25,678	(2,417)	28,095
Income tax (expense) benefit	(32)	1,307	(1,339)
Net income to common shareholders from discontinued operations, net of tax	35,356	18,846	16,510
Net losses allocable to noncontrolling interests in CFVs related to discontinued operations	—	1,666	(1,666)
Net income allocable to common shareholders	$61,002	$19,402	$41,600

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 12 summarizes net interest income for the periods presented.

Table 12:  Net Interest Income

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Interest income:
Interest on bonds	$9,430	$9,159	$271
Interest on loans and short-term investments	3,362	700	2,662
Total interest income	12,792	9,859	2,933
Asset related interest expense:
Bond related debt	(2,496)	(1,836)	(660)
Non-bond related debt	(61)	—	(61)
Total interest expense	(2,557)	(1,836)	(721)
Net interest income	$10,235	$8,023	$2,212

Net interest income for the year ended December 31, 2018, increased compared to that reported for the year ended December 31, 2017, primarily due to interest income recognized during the year ended December 31, 2018 associated with the Company’s  note receivable from Hunt, which had a UPB of $67.0 million at December 31, 2018.  The impact associated with these items was partially offset by an increase in interest expense associated with bond related debt that was prompted by the reclassification of notes payable and other debt to bond related debt.  The reclassification of such debt obligations was made in connection with the two bond investments that were recognized in the first quarter of 2018 upon the deconsolidation of various CFVs. Prior to the deconsolidation of such CFVs, interest expense associated with such debt obligations was classified in the Consolidated Statements of Operations as a component of “Interest expense” within “Operating and other expenses.”

Other Income

Other Income includes asset management fees and reimbursements as well as other miscellaneous income.

Table 13 summarizes other income for the periods presented.

Table 13:  Other Income

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Other income	$352	$765	$(413)

Other income for the year ended December 31, 2018, declined compared to that reported for the year ended December 31, 2017, primarily due to the recognition of approximately $0.6  million of non-recurring income that was received in the third quarter of 2017 in connection with the reimbursement of a mandatory loan that the Company made pursuant to a tax credit shortfall guarantee obligation.

Other Interest Expense

Other interest expense represents our cost of funding associated with debt obligations that do not finance our interest earning assets.

Table 14 summarizes other interest expense for the periods presented.

Table 14:  Other Interest Expense

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Subordinated debt	$(3,372)	$(3,662)	$290
Notes payable and other debt	(1,156)	(693)	(463)
Other interest expense	$(4,528)	$(4,355)	$(173)

Other interest expense for the year ended December 31, 2018, increased compared to that reported for the year ended December 31, 2017, primarily as a result of an increase in interest expense associated with Notes payable and other debt, which increased as a result of the issuance of debt in the third quarter of 2017 that was used to finance our purchase of an 11.85% ownership interest in SAWHF.  This impact was partially offset by a reduction in the cost of funding associated with the Company’s subordinated debt, which decreased on a year-over-year basis primarily as a result of discounted purchases of $26.4 million of such debt in 2017.

Operating Expenses

Operating expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 15 summarizes operating expenses for the periods presented.

Table 15:  Operating Expenses

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Salaries and benefits	$(1,237)	(11,230)	$9,993
External management fees and reimbursable expenses	(6,869)	—	(6,869)
General and administrative	(1,558)	(1,607)	49
Professional fees	(6,072)	(6,790)	718
Other expenses	(1,421)	(1,544)	123
Operating expenses	$(17,157)	$(21,171)	$4,014

Operating expenses for the year ended December 31, 2018, declined compared to those reported for the year ended December 31, 2017, primarily due to a reduction in: (i) employee-related compensation and other overhead costs that stemmed from the Company’s conversion to an externally managed business model following the Disposition;  (ii) stock compensation-related expense due to lower price appreciation in our stock during 2018 as compared to 2017 and a reduction in the volume of outstanding stock options driven by the settlement of such instruments during 2018, with all outstanding stock options having been exercised as of December 31, 2018 and (iii) professional fees driven by non-recurring transactions such as the Disposition and our retained international investment.  The impact of these items was partially offset by the incurrence in 2018 of external management fees and reimbursable expenses payable to our External Manager.

Net Gains (Losses) Relating to Bonds, Derivatives, Real Estate and Other Investments, Loans and Extinguishment of Liabilities

Net gains (losses) relating to bonds, derivatives, real estate and other investments, loans and extinguishment of liabilities (“Net gains”) includes net realized and unrealized gains and losses associated with loans and derivative instruments, gains that are realized by the Company in connection with the extinguishment of its recognized debt obligations and gains associated with the sale of a business that did not qualify as income from discontinued operations.

Table 16 summarizes Net gains for the periods presented.

Table 16:  Net Gains

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Net gains on bonds	$21,875	$620	$21,255
Net gains on derivatives	4,587	1,960	2,627
Net gains on real estate and other investments	2,344	1,739	605
Net gains (losses) on loans	311	(4,530)	4,841
Net (losses) gains on extinguishment of liabilities	(14)	4,838	(4,852)
Total net gains	$29,103	$4,627	$24,476

Net gains for the year ended December 31, 2018, increased compared to those reported for the year ended December 31, 2017, primarily due to: (i) $21.9 million of holding gains that were realized in connection with the sale of bond investments  in the third and fourth quarters of 2018; (ii) a reduction in net losses recognized on loans that was primarily driven by $5.3 million of non-recurring fair value losses that we recognized in the first quarter of 2017 associated with a subordinated loan that the Company made to a residential solar power provider that filed for bankruptcy protection in March 2017; (iii) an increase in net gains on derivatives that was primarily the result of increases in reference rates associated with derivative instruments that we use to hedge interest rate risk and (iv) the recognition of $1.2 million upon the settlement under the MGM Agreements during the fourth quarter of 2018 associated with the remaining interests from the Company’s 2014 LIHTC asset sale to MGM.  The impact of these items  was partially offset by (i) non-recurring extinguishment gains of $4.8 million that were recognized during the year ended December 31, 2017 in connection with discounted purchases of debt obligations and (ii) an $0.8 million loan recovery that was received in connection with the settlement of a third-party guaranty in the third quarter of 2017.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 17 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 17:  Equity in Income from Unconsolidated Funds and Ventures

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
U.S. real estate partnerships	$2,466	$4,515	$(2,049)
Solar Ventures	6,894	9,178	(2,284)
SAWHF	(1,687)	309	(1,996)
Equity in income from unconsolidated funds and ventures	$7,673	$14,002	$(6,329)

Equity in income from unconsolidated funds and ventures declined for the Company’s various equity investments for the year ended December 31, 2018, as compared to that reported for the year ended December 31, 2017. The decline in equity in income from the Solar Ventures was primarily attributable to: (i) a $1.1 million reduction in the amount of management fees earned by the Company related to the Solar Ventures (that were classified as equity in income from the Solar Ventures for reporting purposes) as a result of the sale of the loan origination, servicing and management components of our Energy Capital business (as part of the Disposition); (ii) an increase in the preferred return earned by the Company’s former investment partner in REL during the five months ended May 31, 2018, compared to the year ended December 31, 2017 due to an increase in the amount of capital invested by the Company’s former investment partner and (iii) the effects of amortization in 2018 of the purchase premium paid by the Company on June 1, 2018 to buyout our former investment partner’s interest in REL. Equity in income from U.S. real estate partnerships declined on a year-over-year basis primarily as a result of a non-recurring $3.8 million gain that was recognized in the third quarter of 2017 in connection with the sale of the underlying real estate by a partnership in which the Company held a 33% limited partner interest while the reported decrease in equity in income (losses) from SAWHF was driven primarily by net unrealized investment losses in 2018.

Net Income to Common Shareholders from Discontinued Operations

Net income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Table 18 summarizes our income from discontinued operations, net of tax related to the sale of certain businesses and assets.

Table 18:  Net Income to Common Shareholders from Discontinued Operations

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Income from discontinued operations	$1,546	$18,845	$(17,299)
Net gain on loans	400	─	400
Net losses on derivatives	─	(250)	250
Net gain from disposal of business	33,410	251	33,159
Total net gain from discontinued operations	35,356	18,846	16,510
Loss from discontinued operations allocable to noncontrolling interests	─	1,666	(1,666)
Net income to common shareholders from discontinued operations	$35,356	$20,512	$14,844

Net income to common shareholders from discontinued operations for the year ended December 31, 2018, increased compared to that reported for the year ended December 31, 2017, primarily due to net gains of (i) $20.4 million that were recognized in the first quarter of 2018 in connection with the Disposition and (ii) $13.0 million of deferred revenue associated with the Disposition that was  recognized in comprehensive income in the fourth quarter of 2018 upon Hunt’s election to take assignment of the Company’s MGM Agreements and the closing thereunder. The impact of these gains was partially offset by a decline in income from discontinued operations that was primarily driven by (i) the short duration of the Company’s ownership in the first quarter of 2018 of the businesses and assets that were conveyed in the Disposition, while corresponding amounts reported for the year ended December 31, 2017 reflect ownership of such items for a full reporting period and (ii) the derecognition upon settlement of the Disposition of noncontrolling interests associated with previously consolidated property partnerships.  See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information.

Net Loss from CFVs Allocable to Common Shareholders

Table 19 allocates the net loss from CFVs to noncontrolling interests in CFVs and common shareholders for the periods presented.

Table 19:  Net Loss from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Interest on loans and short-term investments	$—	$11	$(11)
Other income	—	239	(239)
Interest expense	—	(415)	415
Professional fees	—	(672)	672
Impairment	—	(25,074)	25,074
Asset management fee expense	—	(5,698)	5,698
Other expenses	—	(1,825)	1,825
Equity in losses from LTPPs of CFVs	—	(14,547)	14,547
Net loss from CFVs	—	(47,981)	47,981
Net loss from CFVs allocable to noncontrolling interest in CFVs from continuing operations	—	43,673	(43,673)
Net loss from CFVs allocable to common shareholders from continuing operations	$—	$(4,308)	$4,308

Table 20 further attributes the reported net loss from CFVs that was allocable to common shareholders for the periods presented.

Table 20:  Net Loss from CFVs Allocable to Common Shareholders

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Equity in losses from LTPPs	$—	$(4,320)	$4,320
Equity in income from consolidated property partnerships	—	12	(12)
Net loss from CFVs allocable to common shareholders from continuing operations	$—	$(4,308)	$4,308

The sale of our LIHTC business line and certain assets to Hunt on January 8, 2018, resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.  As a result, for the year ended December 31, 2018, the Company did not recognize any revenues, expenses, assets, liabilities or noncontrolling interests associated with such CFVs or an allocation to common shareholders during such reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities and (iii) cash flows from investing activities.

Summary of Cash Flows

For purposes of presenting the Company’s summary of cash flows and changes thereto, Tables 21 –  24 of this Report have been retrospectively adjusted to reflect the Company’s adoption on January 1, 2018, of Accounting Standards Update (“ASU”) No. 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  This guidance requires the Company to include amounts that are deemed to be restricted cash and restricted cash equivalents together with its cash and cash equivalent balances for purposes of preparing its Consolidated Statements of Cash Flows.

Table 21 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though changes in such balances that were attributable to CFVs are separately identified in such tabular disclosure.  However, changes in net cash flows that are reported in Tables 22, 23  and 24 are exclusive of changes in cash of CFVs.  At December 31, 2018 and December 31, 2017, $5.6 million and $44.8 million, respectively, of cash, cash equivalents and restricted cash as presented below in Table 21 represented restricted cash.

As a result of the Disposition, $19.7 million of cash, cash equivalents and restricted cash were classified in the Consolidated Balance Sheets as “Assets of discontinued operations” at December 31, 2017.

We believe that cash generated from operating and investing activities, along with available cash and cash equivalents has been, and will continue to be, sufficient to fund our normal operating needs and meet our obligations as they become due.

Table 21:  Net Decrease in Cash, Cash Equivalents and Restricted Cash

	For the year ended December 31, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash provided by (used in):
Operating activities	9,071	—	9,071
Investing activities	(42,314)	(24,554)	(66,868)
Financing activities	(8,511)	—	(8,511)
Net decrease in cash, cash equivalents and restricted cash	(41,754)	(24,554)	(66,308)
Cash, cash equivalents and restricted cash at end of period	$33,878	$—	$33,878

	For the year ended December 31, 2017
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$79,445	$23,584	$103,029
Net cash provided by (used in):
Operating activities	16,033	(2,481)	13,552
Investing activities	3,425	3,555	6,980
Financing activities	(23,271)	(104)	(23,375)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,813)	970	(2,843)
Cash, cash equivalents and restricted cash at end of period	$75,632	$24,554	$100,186

Operating Activities

Table 22 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments and asset management fees.

Table 22:  Net Cash Flows Associated With Operating Activities

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Interest income	$16,715	$14,450	$2,265
Distributions received from investments in partnerships	9,903	6,492	3,411
Asset management fees received	1,017	23,033	(22,016)
Other income	334	1,652	(1,318)
Advances on loans held for sale	(9,000)	—	(9,000)
Proceeds received on loans held for sale	9,400	805	8,595
Salaries and benefits	(330)	(16,251)	15,921
Interest paid	(7,516)	(7,074)	(442)
Professional fees	(7,133)	(7,733)	600
External management fees and reimbursable expenses	(5,776)	—	(5,776)
Derivative terminations	2,436	—	2,436
General and administrative	(1,114)	(2,727)	1,613
Other expenses	(840)	(569)	(271)
Other	975	3,955	(2,980)
Net cash flows provided by operating activities	$9,071	$16,033	$(6,962)

Net cash flows provided by operating activities decreased by $7.0 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This net decrease was primarily driven by the following: (i) $22.0 million decrease in asset management fees received as a result of the Disposition; (ii) the purchase of a $9.0 million senior loan during the first quarter of 2018 from an MGM affiliate that we designated as held for sale and (iii) $5.8 million of external management fees and reimbursable expenses incurred as a result of the Company’s conversion to an externally managed business model in the first quarter of 2018 in connection with the Disposition. The effects of these items were partially offset by: (i) a $15.9 million decrease in cash flows used for salaries and benefits that stemmed from the Company’s conversion to an externally managed business model upon settlement of the Disposition; (ii) $9.4 million of proceeds from the sale of the aforementioned $9.0 million senior loan during the fourth quarter of 2018 and (iii) a $3.4 million increase in distributions received from the Company’s investments in partnerships and ventures primarily driven by distributions from the Solar Ventures and the affordable housing partnerships in which we acquired limited partner interests in during the first quarter of 2018.

Investing Activities

Table 23 provides information about net cash flows provided by, or used in, investing activities for the periods presented.  Net cash flows associated with investing activities include, but are not limited to: principal payments, capital contributions and distributions, and sales proceeds from the sale of bonds, loans and real estate and other investments.

Table 23:  Net Cash Flows Associated With Investing Activities

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Principal payments and sales proceeds received on bonds and loans held for investment	$21,159	$23,825	$(2,666)
Proceeds from the sale of real estate and other investments	1,725	23,810	(22,085)
Cash and restricted cash derecognized in the Disposition	(21,942)	—	(21,942)
Capital distributions received from investments in partnerships	28,925	13,672	15,253
Investments in partnerships and real estate	(66,181)	(36,832)	(29,349)
Advances on, originations and purchases of loans held for investment	(6,000)	(15,528)	9,528
Purchase of bonds	—	(5,522)	5,522
Net cash flows (used in) provided by investing activities	$(42,314)	$3,425	$(45,739)

Net cash flows used in investing activities during the year ended December 31, 2018, increased by $45.7 million as compared to amounts used during the year ended December 31, 2017. This net increase was primarily driven by the following: (i) a $29.3 million increase in contributions to the Company’s investments in partnerships primarily related to the Solar Ventures during 2018; (ii) a $22.1 million decline in proceeds from the sale of real estate and other investments that primarily stemmed from the sale of an affordable multifamily property in the fourth quarter of 2017 for which the Company was the general partner and (iii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition during the first quarter of 2018. The effects of these items were partially offset by (i) a $15.3 million increase in capital distributions received from the Company’s investments in partnerships, which primarily related to the Solar Ventures and (ii) a $9.5 million decrease in loan originations and advances that in large part was due to the non-recurring acquisition of a  portfolio of taxable senior mortgage loans by the Company in the first quarter of 2017.

Financing Activities

Table 24 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 24:  Net Cash Flows Associated With Financing Activities

	For the year ended
	December 31,
(in thousands)	2018	2017	Change
Proceeds from borrowing activity	$12,189	$15,248	$(3,059)
Repayment of borrowings	(18,727)	(27,324)	8,597
Repurchase of common shares	(5,923)	(9,607)	3,684
Options tendered for payment of withholding taxes	(4,425)	—	(4,425)
Issuance of common shares	8,375	—	8,375
Other	—	(1,588)	1,588
Net cash flows used in financing activities	$(8,511)	$(23,271)	$14,760

Net cash flows used in financing activities during the year ended December 31, 2018, decreased by $14.8 million as compared to amounts used during the year ended December 31, 2017. This decrease in net cash flows used for such activities was primarily attributable to: (i) an $8.4 million increase in net cash flows provided from the private placement issuance of 250,000 of the Company’s common shares to Hunt; (ii) a $3.7 million decrease in net cash flows used to repurchase the Company’s common shares and (iii) an $8.6 million decrease in the amount of net cash flows used to repay borrowings. In the case of the repayment of borrowings, the Company used $21.8 million of cash during the year ended December 31, 2017, to execute discounted purchases of the Company’s fixed rate subordinated debt and used $16.7 million of cash during the year ended December 31, 2018 to terminate total return swaps that financed certain of our leveraged bond investments. The effects of the aforementioned items that caused a decrease in net cash flows used in financing activities were partially offset by (i) a decline in the Company’s borrowing activity and (ii) $4.4 million of options tendered for payment of withholding taxes related to the exercise of all outstanding stock options in 2018 that were previously granted to our officers.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debentures and other notes payable.  The major types of debt obligations of the Company are further discussed below.

Table 25 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2018 and December 31, 2017.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about these contractual commitments.

Table 25:  Asset Related Debt and Other Debt

	At		At
	December 31, 2018		December 31, 2017
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes Payable and Other Debt
Bond related debt	$39,255	3.7%	$83,838	3.1%
Non-bond related debt	5,000	5.0	─	─
Total asset related debt	44,255	3.9	83,838	3.1

Other Debt (2)
Subordinated debt	97,722	3.7	99,997	2.6
Notes payable and other debt	7,210	14.7	25,592	6.7
Total other debt	104,932	4.5	125,589	3.5

Total asset related debt and other debt	149,187	4.3	209,427	3.3

Debt related to CFVs (3)	─	─	6,712	6.5

Total debt	$149,187	4.3%	$216,139	3.4%

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

(3)	See Notes to Consolidated Financial Statements – Note 16, “Consolidated Funds and Ventures,” for more information about this debt and CFVs.

Asset Related Debt

Bond Related Debt

These debt obligations primarily pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Non-bond Related Debt

This debt obligation pertains to a $5.0 million note payable to the MGM principals that the Company incurred in the fourth quarter of 2018 in connection with the settlement of the MGM Agreements.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Subordinated Debt

At December 31, 2018 and December 31, 2017, the Company had subordinated debt with a UPB of $89.8 million and $91.6 million, respectively.  The carrying value and weighted-average yield of this debt at December 31, 2018 and December 31, 2017 is provided above in Table 25.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At December 31, 2018 and December 31, 2017, the Company had notes payable and other debt with a UPB of $7.4 million and $26.0 million, respectively.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Debt Related to CFVs

The Disposition resulted in the derecognition from the Company’s Consolidated Balance Sheets of nearly all CFVs.  As a result, all debt obligations associated with CFVs were derecognized upon the settlement of the Disposition.  Consequently, the Company had no recognized debt related to CFVs as of December 31, 2018.

At December 31, 2017, the $6.7 million of debt related to CFVs consisted of debt obligations associated with one of the guaranteed LIHTC funds that we consolidated for reporting purposes.  At December 31, 2017, the carrying value of this debt, which was due on demand, equaled its UPB and its weighted-average effective interest rate was 6.5%.

Covenant Compliance and Debt Maturities

At December 31, 2018 and December 31, 2017, the Company was in compliance with all covenants under its debt arrangements.

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

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

The Company had no unfunded loan commitments at December 31, 2018 and December 31, 2017.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments for various purposes.  These instruments contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statements - Note 7, “Derivative Instruments,” for more information about these instruments.

Table 26 summarizes, by maturity, our future cash obligations related to our long-term debt and other material non-cancelable contractual obligations.

Table 26:  Contractual Obligations

	December 31, 2018
(in thousands)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Contractual principal due on long-term debt	$3,595	$43,429	$3,934	$90,144	$141,102
Contractual interest on long-term debt (1)	6,772	11,022	9,093	47,689	74,576
Total contractual cash obligations	$10,367	$54,451	$13,027	$137,833	$215,678

(1)

Certain of the Company’s debt instruments pay variable rates of interest. As such, for presentational purposes, contractual interest payments for such instruments were projected using (i) the spot interest rate of the index upon which interest payments are calculated as of December 31, 2018 and (ii) the stated spread over such index.  In this regard, the sum of (i) and (ii) was applied to projected UPBs for each debt obligation through contractual maturity for purposes of estimating total interest payments for each debt obligation.

Other Capital Resources

Common Shares

On March 13, 2018, the Board authorized a 2018 Plan for the repurchase of up to 125,000 common shares, at a maximum price of $30.00 per share.  The Company adopted a Rule 10b5‑1 plan implementing the Board’s authorization.  On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50.  On  November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represented the Company’s diluted common shareholders’ equity per share at September 30, 2018. The 2018 Plan expired on December 31, 2018.

Table 27 summarizes the number of common shares purchased by the Company during each quarter for the year ended December 31, 2018 and the average price per share.

Table 27:  Shares Purchased

	Total Number	Average
	of Shares	Price Paid
	Purchased	per Share
10/1/2018 - 12/31/2018	68	$26.14
7/1/2018 - 9/30/2018	28	27.11
4/1/2018 - 6/30/2018	121	27.60
1/1/2018 - 3/31/2018	─	─
	217	27.08

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

Dividend Policy

The Board makes determinations regarding dividends based on our Manager’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  The Board does not believe paying a dividend is appropriate at the current time.

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

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing such limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period.

At December 31, 2018, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, that held greater than  a 4.9% interest in the Company.  In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan. In accordance with the Master Transaction Agreement dated January 8, 2018, Hunt remains an exempt person for purposes of the Rights Plan to the extent that it may purchase up to 9.9% of the Company’s shares in any rolling 12-month period without causing a triggering event.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See Part I, Item 1A. “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	fair value measurement of financial instruments;
•	consolidation; and
•	income taxes.

Fair Value Measurement of Financial Instruments

Fair value measurement is a critical accounting estimate because we account, or provide disclosures, for a portion of our assets and liabilities based upon their fair value. The techniques that we use to determine fair value are described in Notes to Consolidated Financial Statements – Note 8, “Fair Value.”

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

For further discussion of the valuation of level 3 instruments, including unobservable inputs used, refer to Notes to Consolidated Financial Statements – Note 8, “Fair Value.”

Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while we believe that our valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Company’s businesses and portfolios.

Consolidation

We have equity investments in partnerships and other entities that primarily hold or develop real estate. In most cases our legal interest in these entities is minimal; however, we apply Accounting Standards Codification (“ASC”) Topic No. 810, “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

•	The determination as to whether an entity is a variable interest entity (“VIE”).
•

If the entity is considered a VIE, then a determination of whether the Company would be assessed to be the primary beneficiary of the VIE is needed and requires us to make judgments regarding (i) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE. These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make such an analysis difficult and highly judgmental.

•

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Consequently, in such instance, we would be required to make various judgments in connection with the fair value measurement of these items. For example, since certain of our equity investments are in partnerships that own real estate or are real estate related investments, we would be required to make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits, if any. In addition, we would be required to make judgments about discount rates and capitalization rates. As of December 31, 2018,  the Company had no entities that were consolidated for reporting purposes.

Income Taxes

All of our business activities, with the exception of our foreign investments, are conducted by entities included in our consolidated corporate federal income tax return. To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, the Company must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.

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

The Company’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realization is determined to be more likely than not. The Company has also recognized deferred tax assets in connection with certain tax attributes, including NOLs. We perform regular reviews to ascertain whether our deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if we determine that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2018, management has determined it is not more likely than not that the Company will realize its deferred tax assets and, as a result, we maintained a valuation allowance against all of our deferred tax assets. Refer to Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for more information about the Company’s deferred tax assets and other considerations associated with the Company’s income taxes.

ACCOUNTING AND REPORTING DEVELOPMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MMA Capital Holdings,  Inc., together with the report thereon of KPMG LLP dated March 13, 2019, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
MMA Capital Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MMA Capital Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 13, 2019

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to senior financial officers, copies of which are available on the Company’s website at www.mmacapitalholdings.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2019 Annual Shareholders’ Meeting (hereinafter, the “Proxy Statement”) under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Company expects to file the Proxy Statement no later than April 30, 2019.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)         The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and December 31, 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018  and December 31, 2017

Consolidated Statements of Equity for the Years Ended December 31, 2018 and December 31, 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017

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

To the Stockholders and Board of Directors
MMA Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMA Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2019,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Baltimore, Maryland

March 13, 2019

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$28,243	$35,693
Restricted cash (includes $23,495 related to consolidated funds and ventures ("CFVs") at December 31, 2017)	5,635	44,766
Investments in debt securities (includes $85,347 and $128,902 pledged as collateral)	97,190	143,604
Investments in partnerships (includes $99,142 related to CFVs at December 31, 2017)	155,079	227,962
Loans held for investment (includes $67,000 of related party loans at December 31, 2018)	67,299	736
Other assets (includes $5,175 related to CFVs at December 31, 2017)	10,940	17,895
Assets of discontinued operations	─	61,230
Total assets	$364,386	$531,886

LIABILITIES AND EQUITY
Debt (includes $6,712 related to CFVs at December 31, 2017)	$149,187	$216,139
Accounts payable and accrued expenses	2,289	6,098
Unfunded equity commitments to lower tier property partnerships related to CFVs	─	8,003
Other liabilities (includes $35,850 related to CFVs at December 31, 2017)	─	57,332
Liabilities of discontinued operations	─	17,212
Total liabilities	$151,476	$304,784

Commitments and contingencies (see Note 10)

Equity
Noncontrolling interests in CFVs	$ ─	$89,529
Common shareholders’ equity:
Common shares, no par value, 50,000,000 shares are authorized (5,777,216 and 5,525,687 shares issued and outstanding and 104,464 and 92,282 non-employee directors' deferred shares issued at December 31, 2018 and 2017)	175,213	96,420
Accumulated other comprehensive income ("AOCI")	37,697	41,153
Total common shareholders’ equity	212,910	137,573
Total equity	212,910	227,102
Total liabilities and equity	$364,386	$531,886

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended
	December 31,
	2018	2017
Interest income
Interest on bonds	$9,430	$9,159
Interest on loans and short-term investments (includes $0 and $11 related to CFVs)	3,362	711
Total interest income	12,792	9,870
Asset related interest expense
Bond related debt	2,496	1,836
Non-bond related debt	61	─
Total interest expense	2,557	1,836
Net interest income	10,235	8,034

Non-interest revenue
Other income (includes $0 and $239 related to CFVs)	352	1,004
Total revenues, net of interest expense	10,587	9,038

Operating and other expenses
Interest expense (includes $0 and $415 related to CFVs)	4,528	4,770
Salaries and benefits	1,237	11,230
External management fees and reimbursable expenses	6,869	─
General and administrative	1,558	1,607
Professional fees (includes $0 and $672 related to CFVs)	6,072	7,462
Impairments (includes $0 and $25,074 related to CFVs)	388	26,019
Asset management fee expense (includes $0 and $5,698 related to CFVs)	62	5,790
Other expenses (includes $0 and $1,825 related to CFVs)	971	2,332
Total operating and other expenses	21,685	59,210

Equity in income (loss) from unconsolidated funds and ventures (includes $0 and ($14,547) related to CFVs)	7,673	(545)
Net gains on bonds	21,875	620
Net gains (losses) on loans	311	(4,530)
Net gains on real estate and other investments	2,344	1,739
Net gains on derivatives	4,587	1,960
Net (losses) gains on extinguishment of liabilities	(14)	4,838
Net income (loss) from continuing operations before income taxes	25,678	(46,090)
Income tax (expense) benefit	(32)	1,307
Net income from discontinued operations, net of tax	35,356	18,846
Net income (loss)	61,002	(25,937)
Loss allocable to noncontrolling interests:
Net losses allocable to noncontrolling interests in CFVs:
Related to continuing operations	─	43,673
Related to discontinued operations	─	1,666
Net income allocable to common shareholders	$61,002	$19,402

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended
	December 31,
	2018	2017
Basic income per common share:
Income (loss) from continuing operations	$4.46	$(0.19)
Income from discontinued operations	6.14	3.50
Income per common share	$10.60	$3.31

Diluted income per common share:
Income (loss) from continuing operations	$4.25	$(0.19)
Income from discontinued operations	5.85	3.50
Income per common share	$10.10	$3.31

Weighted-average common shares outstanding:
Basic	5,753	5,858
Diluted	6,037	5,858

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended
	December 31,
	2018		2017
Net income allocable to common shareholders		$61,002	$19,402
Net loss allocable to noncontrolling interests		─	(45,339)
Net income (loss)		$61,002	$(25,937)

Other comprehensive (loss) income allocable to common shareholders
Bond related changes:
Net unrealized gains		$5,620	$4,216
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations		(21,875)	(620)
Reclassification of credit-related losses (gains) to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")		6	(135)
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships		9,415	─
Net change in other comprehensive income due to bonds		(6,834)	3,461
Foreign currency translation adjustment		3,378	(126)
Other comprehensive (loss) income allocable to common shareholders		$(3,456)	$3,335

Other comprehensive loss allocable to noncontrolling interests:
Unrealized net losses	$	─	$(26)
Other comprehensive loss allocable to noncontrolling interests	$	─	$(26)

Comprehensive income to common shareholders		$57,546	$22,737
Comprehensive loss to noncontrolling interests		─	(45,365)
Comprehensive income (loss)		$57,546	$(22,628)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings,  Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF EQUITY

 (in thousands)

	Common Equity Before AOCI			Total Common Shareholders’	Noncontrolling Interest in
	Shares	Amount	AOCI	Equity	CFVs	Total Equity
Balance, January 1, 2017	6,007	$87,506	$37,818	$125,324	$134,999	$260,323
Net income (loss)	─	19,402	─	19,402	(45,339)	(25,937)
Other comprehensive income (loss)	─	─	3,335	3,335	(26)	3,309
Distributions	─	─	─	─	(40)	(40)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	(1,134)	─	(1,134)	(65)	(1,199)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	10	253	─	253	─	253
Common share repurchases	(400)	(9,607)	─	(9,607)	─	(9,607)
Balance, December 31, 2017	5,617	$96,420	$41,153	$137,573	$89,529	$227,102
Net income	─	61,002	─	61,002	─	61,002
Other comprehensive loss	─	─	(3,456)	(3,456)	─	(3,456)
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)	─	(73)
Options exercised	410	10,303	─	10,303	─	10,303
Common shares (restricted and deferred) issued under employee and non-employee director share plans	12	328	─	328	─	328
Net change due to deconsolidation	─	─	─	─	(89,529)	(89,529)
Cumulative change due to change in accounting principle	─	9,206	─	9,206	─	9,206
Common shares issued	250	8,375	─	8,375	─	8,375
Options tendered for payment of withholding taxes	(190)	(4,425)	─	(4,425)	─	(4,425)
Common share repurchases	(217)	(5,923)	─	(5,923)	─	(5,923)
Balance, December 31, 2018	5,882	$175,213	$37,697	$212,910	$ ─	$212,910

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,002	$(25,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for credit losses and impairment (1)	388	26,020
Net equity in (income) losses from investments in partnerships	(7,673)	810
Net gains on bonds	(21,875)	(620)
Net gains on real estate and other investments	(2,409)	(7,726)
Gain on disposal of discontinued operations	(33,410)	─
Net (gains) losses on loans	(711)	4,530
Net (gains) losses on derivatives	(1,606)	962
Net losses (gains) on extinguishment of liabilities	14	(4,838)
Proceeds received on loans held for sale (includes $9,400 and $0 from a related party)	9,400	805
Advances on, originations and purchases of loans held for sale	(9,000)	─
Derivative terminations	2,436	─
Distributions received from investments in partnerships	9,903	6,461
Depreciation and other amortization (1)	(891)	2,173
Foreign currency losses (gains)	585	(591)
Stock-based compensation expense	1,288	2,428
Increase in asset management fees payable related to CFVs	─	3,467
Other, net	1,630	5,608
Net cash provided by operating activities	9,071	13,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	21,159	23,871
Advances on, originations and purchases of loans held for investment	(6,000)	(15,528)
Advances on and purchases of investments in debt securities	─	(5,522)
Investments in partnerships and real estate	(66,181)	(37,014)
Proceeds from the sale of real estate and other investments	1,725	24,136
Cash and restricted cash derecognized in the Disposition	(23,009)	─
Restricted cash related to deconsolidated guaranteed LIHTC funds	(23,487)	─
Capital distributions received from investments in partnerships	28,925	17,037
Net cash (used in) provided by investing activities	(66,868)	6,980
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	12,189	15,248
Repayment of borrowings	(18,727)	(27,419)
Repurchase of common shares	(5,923)	(9,607)
Options tendered for payment of withholding taxes	(4,425)	─
Issuance of common shares	8,375	─
Other, net	─	(1,597)
Net cash used in financing activities	(8,511)	(23,375)
Net decrease in cash, cash equivalents and restricted cash	(66,308)	(2,843)
Cash, cash equivalents and restricted cash at beginning of period (includes $19,727 of assets of discontinued operations as of December 31, 2017)	100,186	103,029
Cash, cash equivalents and restricted cash at end of period	$33,878	$100,186

(1)	These amounts primarily relate to CFVs for the year ended December 31, 2017.
The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	For the year ended
	December 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$7,516	$7,577
Income taxes paid	313	471

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(3,456)	3,309
Debt and liabilities extinguished through sales and collections on bonds	57,360	1,841
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principles	9,206	─
Increase in loans held for investment and debt	5,000	─
Increase in loans from the Disposition	57,000	─
Increase in investments in debt securities from the Disposition	17,986	─
Increase in other assets from the Disposition	2,142	─
Increase in deferred revenue from the Disposition	(13,000)	─
Increase in accumulated other comprehensive income from the Disposition	(9,415)	─
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	6,138	─
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	10,303	─

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	(98,760)	─
Decrease in other assets	(5,174)	─
Decrease in debt	6,712	─
Decrease in unfunded equity commitments to lower tier property partnerships	8,003	─
Decrease in other liabilities	35,850	─
Decrease in noncontrolling interests	83,909	─

	At	At
	December 31,	December 31,
	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$28,243	$35,693
Restricted cash	5,635	44,766
Assets of discontinued operations	─	19,727
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$33,878	$100,186

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

(Formerly MMA Capital Management, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. invests in debt associated with renewable energy infrastructure and real estate. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996 and converted to a Delaware corporation on January 1, 2019.

We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts, with an emphasis on renewable energy debt investments. Our assets and liabilities are organized into two portfolios:

•	Energy Capital – This portfolio consists primarily of investments that we have made through joint ventures with an institutional capital partner in loans that finance renewable energy projects; and
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds and related financing, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (at December 31, 2018, investments in bonds and related financing, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by further recycling equity out of existing investments, such as bond-related investments with premiums that will otherwise decrease with the passage of time and other assets that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns.

Commencing on January 8, 2018, we became externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”), which is an investment adviser registered with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In conjunction with this change, we completed the sale of the following businesses and assets to Hunt (this sale transaction is hereinafter referred to as the “Disposition”):

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

On October 4, 2018, Hunt exercised its option as set forth in the Master Transaction Agreement dated January 8, 2018, between the Company and Hunt, to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management, LLC (“MGM”) and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). In connection with the closing of the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of its MGM and LIHTC related assets. Such transactions are further discussed below within Note 13, “Related Party Transactions and Transactions with Affiliates.”

Given these changes to our business model and effective the first quarter of 2018, we operate as a single reporting segment. As a result, we no longer operate, or present the results of our operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Balance Sheets and Consolidated Statements of Operations for all reporting periods presented as a result of certain discontinued operations occurring in the first quarter of 2018 as a result of the Disposition and the assignment and settlement of the MGM Agreements in the fourth quarter of 2018. We also made certain reclassifications to prior year financial statements in order to enhance their comparability with current year financial statements. Furthermore, the Company revised the presentation of its Consolidated Statements of Operations for all reporting periods presented by reclassifying all CFV-related income and expenses to be consistent with the classification approach used for other income and expenses of the Company. As a result, the Company no longer classifies CFV-related income or expenses within “Revenue from CFV,” “Expenses from CFVs,” “Net (losses) gains related to CFVs” or “Equity in losses from lower tier property partnerships of CFVs.” This presentation change had no impact on “Net income allocable to common shareholders.”

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management made estimates in certain areas, including the determination of fair values for bonds, derivative instruments, guarantee obligations and certain assets and liabilities of CFVs. Management also made estimates in the determination and measurement of impairment of investments in bonds and real estate. Actual results could differ materially from these estimates.

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

Variable Interest Entity (“VIE”) Assessment

We have interests in various legal entities that represent VIEs. A VIE is an entity: (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities; (ii) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

As of December 31, 2017, CFVs consisted of (i) 11 LIHTC funds for which we sold our general partner (“GP”) interests and agreed to indemnify the purchaser of our GP interests in such funds from investor claims related to minimum yield guarantees that are provided in connection with their investments in such funds (these 11 funds, along with two additional guaranteed LIHTC funds that are not consolidated for reporting purposes, are hereinafter referred to as “Guaranteed Funds”) and (ii) four partnerships, three of which own affordable housing properties.

During the first quarter of 2018, the Company assigned to Hunt the Company’s interest in four consolidated property partnerships and its guarantee obligations associated with the 11 guaranteed LIHTC funds in connection with the Disposition. Consequently, the Company deconsolidated these guaranteed LIHTC funds and nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017, upon settlement of the Disposition.

Account balances related to CFVs that were reported on our Consolidated Balance Sheets at December 31, 2017, includes the following:

•	Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash of CFVs are reported as restricted cash by the Company.

•	Guaranteed Funds

Investment in Lower Tier Property Partnerships

At December 31, 2017, the Company consolidated 11 Guaranteed Funds. The Guaranteed Funds have limited partner equity investments in affordable housing property partnerships, which are the entities that own the affordable housing properties (“Lower Tier Property Partnership” or “LTPP”). The GPs of these LTPPs are considered the primary beneficiaries. Therefore, the LIHTC Funds do not consolidate these LTTPs for reporting purposes. These LTTPs are accounted for under the equity method as further described below in this Note 1, “Summary of Significant Accounting Policies,” under the sub-heading entitled “Investments in Partnerships.”

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

At December 31, 2017, the Company consolidated four partnerships because it was deemed to be the primary beneficiary of the partnerships. The Company held equity interests in these partnerships ranging from 0.01% to 1.00%. The assets held by three of these partnerships are affordable multifamily housing properties and the fourth held U.S. Treasury notes. These consolidated affordable multifamily housing properties and U.S. Treasury notes are reported in “Assets of discontinued operations” on the Consolidated Balance Sheets.

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

We evaluate each bond whose fair value has declined below its amortized cost to determine whether such decline in fair value is other-than-temporary. We assess that an impairment is OTTI if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond. If we have the intent to sell an impaired bond or it is more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will recognize an impairment loss in our Consolidated Statements of Operations as a component of “Impairments” for the full difference between the bond’s fair value and its amortized cost basis. However, if we do not have the intent to sell an impaired bond and it is not more likely than not that we will be required to sell such bond prior to recovery of its amortized cost basis, we will, where applicable, recognize only the credit component of the OTTI in our Consolidated Statements of Operations as a component of “Impairments” while the balance of an unrealized holding loss associated with an impaired bond will be recognized in AOCI. The credit component of an OTTI represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than a bond’s amortized cost basis.

We do not intend to sell bonds that were in an unrealized loss position at December 31, 2017, and it is not more likely than not that we will be required to sell such bonds before recovery of the amortized cost of such instruments.  There were no bonds in an unrealized loss position at December 31, 2018.

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

Bonds are placed on nonaccrual status when any portion of principal or interest is 90 days past due or on the date after which collectability of principal or interest is not reasonably assured. The Company applies interest payments received on nonaccrual bonds first to accrued interest and then as interest income. Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible.

Proceeds from the sale or repayment of bonds greater or less than their amortized cost (which would include any previously recorded impairment charges) are recorded as realized gains or losses and any previously unrealized gains included in accumulated other comprehensive income are reversed.

The Company may periodically agree to modify the contractual terms of its investments in debt securities in the interest of attempting to obtain more cash or other value from a debtor than it otherwise would, or to increase the probability of receipt, by granting a concession to a borrower. If the Company makes an economic concession to a borrower that is experiencing financial difficulty, the Company will typically assess a modification or other form of economic concession to represent a troubled debt restructuring (“TDR”) for reporting purposes.

Investments in Partnerships

The Company’s investments in partnerships that are not required to be consolidated for reporting purposes are accounted for using the equity method as described in FASB ASC Topic 323, “Equity Method Investments,” to the extent that, based on contractual rights associated with our investments, we can exert significant influence over a partnership’s operations.

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership. The Company’s allocable share of earnings or losses from the partnership is adjusted for the following: the elimination of any intra-entity profits or losses; the amortization of any basis differences between the Company’s cost and the underlying equity in net assets of the partnership; capital transactions; and other comprehensive income. Dividends received by the Company are recognized as a reduction in the carrying amount of the investment.

The Company continues to record its allocable share of losses from the partnership up to the Company’s investment carrying amount, including any additional financial support made or committed to be made to the partnership. The order in which additional equity method losses are applied to other investments in the partnership is based upon the seniority and priority in liquidation of the other investments.

The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company, unless: (i) an imminent return to profitable operations by the partnership is assured; (ii) the Company has guaranteed obligations of the partnership or (iii) the Company has otherwise committed to provide further financial support to the partnership.

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

In the event that we reclassify HFS loans to loans held for investment, we record the loans at lower of cost or fair value on the date of reclassification. We report any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the held for investment loan.

Loans Held for Investment (“HFI”)

When we recognize loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. However, such loans are reported at fair value to the extent the Company has elected the fair value option (“FVO”) for such instruments and, in such instance, such assets would be subsequently measured on a fair value basis in our Consolidated Statements of Operations as a component of “Net gains (losses) on loans.” We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. The Company recognizes a provision for loan losses in its Consolidated Statements of Operations as a component of “Other expenses.”

Allowance for Loan Losses

Our allowance for loan losses is a valuation allowance that reflects management’s estimate of probable losses inherent in our lending activities. Quarterly, the Company reviews each loan to assess the overall collectability of such assets. For impaired loans, which include non-performing loans as well as loans modified in a TDR, management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment exceeds this amount, a specific allowance is established as a component of the allowance for loan losses unless these are secured loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.

Nonaccrual Loans

Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status unless the loan is well-secured and in the process of collection. Accrued interest receivable is reversed when loans are placed on nonaccrual status, provided collection is not anticipated within 12 months of being placed on nonaccrual status. Interest collections on any nonaccrual loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

Real Estate Owned (“REO”)

The Company’s REO is generally obtained when a delinquent borrower chooses to transfer a mortgaged property to us in lieu of going through a foreclosure process. The Company classifies REO in the Consolidated Balance Sheets in “Other assets.”

REO is subsequently measured for reporting purposes based upon whether the Company has designated REO as HFS or held for use (“HFU”).

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

REO that is designated as HFU is depreciated for reporting purposes and evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable. An impairment loss is recognized if the carrying amount of the REO is not recoverable and exceeds its fair value. We recognize impairment-related losses in our Consolidated Statements of Operations as a component of “Other expenses.”

We recognize gains or losses on sales of REO in our Consolidated Statements of Operations as a component of “Other expenses.”

Derivative Instruments

The Company accounts for all derivative instruments at their fair value unless a given derivative instrument is determined to be exempt from the recognition and measurement requirements of FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of such instruments are reported in our Consolidated Statements of Operations as a component of “Net gains on derivatives.”

Derivative assets are classified in our Consolidated Balance Sheets as a component of “Other assets” while derivative liabilities are classified as a component of “Other liabilities.”

Guarantees

At inception of a guarantee to an unconsolidated entity that requires financial statement recognition, we recognize the fair value of our obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. This liability is classified in Consolidated Balance Sheets as a component of “Other liabilities.”  As a practical expedient, we measure the fair value of a guarantee liability based upon either cash compensation that is received at inception or the net present value of expected payments to be received from a guaranteed party over the life of such agreement. The Company will reduce this liability through the use of a systematic and rational method of amortization in which the recognized balance at inception will be evenly amortized over the life of a guarantee. However, guarantee payments made by the Company will be recorded as a reduction of the unamortized balance of a guarantee liability to the extent that the Company’s guarantee liability exceeds the amount of the payment and, in this case, periodic amortization will be prospectively adjusted to reflect a revised amount of amortization that is based upon the-then remaining balance of a guarantee liability and the period to expiration of a guarantee.

We also record at the inception of a guarantee to an unconsolidated entity a guarantee asset that is measured based upon the amount of cash compensation that we received at the inception of a guarantee or based upon the net present value of contractual guarantee fees that we expect to collect over the life of a guarantee. Recognized guarantee assets are classified in our Consolidated Balance Sheets as a component of “Other assets.”  Subsequent to initial recognition, we account for a guarantee asset at amortized cost. As we collect guarantee fees, we reduce our recognized guarantee asset to reflect cash payments received. We will also assess guarantee assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received.

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

Guarantees provided by the Company in connection with the performance of a consolidated subsidiary are exempt from financial statement recognition, though disclosure of such activities is provided in Note 9, “Guarantees and Collateral.”

Stock-Based Compensation

The Company accounts for previously awarded employee stock-based compensation plans as liability classified awards. Compensation expense is based on the fair value of awarded instruments as of the reporting date, adjusted to reflect the vesting schedule. Subsequent compensation expense is determined by changes in the fair value of awarded instruments at subsequent reporting dates, continuing through the settlement date.  As of December 31, 2018, all previously awarded and outstanding stock options had been exercised by our officers.

The Company accounts for its director stock-based compensation plans as equity classified awards. Compensation expense is based on the fair value of awarded instruments at the grant date.

Foreign Currency Conversion

Assets, liabilities and operations of foreign subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses are reported as a component of AOCI in our Consolidated Balance Sheets. When assets or liabilities are denominated in a currency other than the entity’s functional currency, the resulting remeasurement gains or losses on foreign currency-denominated assets or liabilities are included in earnings in the Company’s Consolidated Statements of Operations as a component of “Other expenses.”

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted-average number of common shares issued and outstanding during the period. The numerator used to calculate diluted income (loss) per share includes net income (loss) to common shareholders adjusted to remove the difference in income or loss associated with reporting the dilutive employee share awards classified as liabilities as opposed to equity awards. The denominator used to calculate diluted income (loss) per share includes the weighted-average number of common shares issued and outstanding during the period adjusted to add in common stock equivalents associated with unvested share awards as well as in the money option awards unless they are contingent upon a certain share price that has not yet been achieved. As of December 31, 2018, all outstanding stock options of the Company were exercised.

Income Taxes

All of our business activities, with the exception of our foreign investments, are conducted by entities included in our consolidated corporate federal income tax return.

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

New Accounting Guidance

Adoption of New Accounting Standards

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015‑14, 2016‑08, 2016‑10, 2016‑12 and 2016‑20 (collectively “Topic 606”). Topic 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other accounting standards. The revenue recognition principle in Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Only our asset management fee revenue is subject to Topic 606, which represents an insignificant portion of the Company’s total revenue. The adoption of Topic 606 did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the year ended December 31, 2018.

Accounting for Derecognition of Nonfinancial Assets

In February 2017, ASU No. 2017‑05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” was issued. This guidance clarifies that the derecognition of all businesses should be accounted for in accordance with the derecognition and deconsolidation guidance of Topic 810‑10 – Consolidations. In addition, this guidance eliminates the scope exception in authoritative literature that governs transfers of financial assets related to transfers of investments (including equity method investments) in real estate entities and supersedes guidance related to the exchange of a nonfinancial asset for a noncontrolling ownership interest as set forth in Topic 845 – Nonmonetary Transactions. The effective date of ASU 2017‑05 is aligned with Topic 606. We adopted ASU No. 2017‑05 in conjunction with our adoption of Topic 606 as of January 1, 2018 and we recognized a cumulative effect adjustment of $9.2 million to retained earnings on January 1, 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230). The objective of this update was to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash.

This new standard requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted these new accounting standards on their effective date of January 1, 2018, utilizing the retrospective transition method. These new standards resulted in presentation changes of restricted cash within our Consolidated Statements of Cash Flows and in certain tables within our “Liquidity and Capital Resources” discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Accounting for Business Combinations

In January 2017, ASU No. 2017‑01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business” was issued. This guidance clarifies the definition of a business and provides guidance to assist reporting entities in the evaluation as to whether a transaction should be accounted for as an asset acquisition or business combination. We adopted this new guidance on its effective date of January 1, 2018. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the year ended December 31, 2018.

Accounting for Stock Compensation

In May 2017, ASU No. 2017‑09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting” was issued. This guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718, “Compensation – Stock Compensation.”  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We adopted this new guidance on its effective date of January 1, 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date or for the year ended December 31, 2018.

Accounting for Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance amends the classification and measurement of financial instruments, including equity investments not accounted for under the equity method of accounting. Although this ASU retains many current requirements, it significantly revised an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. Additionally, certain disclosure requirements associated with the fair value of financial instruments were amended. We adopted this new guidance on its effective date of January 1, 2018. Upon adoption of this guidance, the Company assessed that certain of our equity investments did not have a readily determinable fair value, resulting in the Company electing the measurement alternative. As such, during the first quarter of 2018, the Company recognized a $0.4 million impairment within our Consolidated Statements of Operations.

In February 2018, ASU No. 2018‑03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities” was issued. This guidance makes technical corrections to certain aspects of ASU 2016‑01. We adopted this new guidance on its effective date of June 30, 2018. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments Improvements.”  This guidance is intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This guidance establishes an impairment methodology that reflects lifetime expected credit losses rather than incurred losses. This guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.” This guidance amends the amortization period for certain callable debt securities held at a premium, shortening such period to the earliest call date. This new guidance is effective for us on January 1, 2019. On January 1, 2019, upon adoption of this new guidance we expect to recognize a cumulative effect adjustment of approximately $0.3 million to retained earnings.

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This guidance eliminates certain disclosure requirements for fair value measurements, requires public entities to disclose certain new information and modifies some disclosure requirements. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Income Taxes

In February 2018, the FASB issued ASU No. 2018‑02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This new guidance permits companies to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from AOCI to retained earnings. This new guidance, which also requires new disclosures, is effective for us on January 1, 2019, with early adoption permitted. We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Accounting for Stock Compensation

In June 2018, the FASB issued ASU 2018‑07, “Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.”  This guidance expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This new guidance is effective for us on January 1, 2019, with early adoption permitted. We have considered the impact of this new guidance and do not expect its adoption to materially impact our consolidated financial statements.

Note 2—Investments in Debt Securities

The Company’s investments in debt securities primarily consist of multifamily tax-exempt bonds and other real estate-related bond investments.  These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing.  Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investments in other real estate-related bonds consist of one and two municipal bonds at December 31, 2018 and December 31, 2017, respectively, that financed the development of infrastructure for a mixed-use town center development and are secured by incremental tax revenues generated from the development and its landowners.

The weighted-average pay rate on the Company’s bond investments was 6.2% at December 31, 2018 and December 31, 2017.  Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at December 31, 2018 and December 31, 2017.

The following tables provide information about the UPB, amortized cost, gross unrealized gains, gross unrealized losses and FV associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	December 31, 2018
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$65,162	$38,653	$33,564	$72,217	111%
Other real estate-related bond investments	27,170	20,912	4,061	24,973	92%
Total	$92,332	$59,565	$37,625	$97,190	105%

	At
	December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	Losses (2)	FV	of UPB
Multifamily tax-exempt bonds	$105,472	$67,982	$43,587	$ ─	$111,569	106%
Other real estate-related bond investments	37,050	31,163	1,203	(331)	32,035	86%
Total	$142,522	$99,145	$44,790	$(331)	$143,604	101%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.
(2)	Includes one bond that was in a gross unrealized loss position for more than 12 consecutive months and that had a fair value of $15.0 million at December 31, 2017.

See Note 8, “Fair Value,” which describes factors that contributed to the $46.4 million decrease in the reported fair value of the Company’s  investments in debt securities for the year ended December 31, 2018.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At December 31, 2018, the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between August 2033 and December 2048. The Company also had four non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $3.1 million and $17.4 million, respectively, at December 31, 2018).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at

December 31, 2018, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
December 31, 2018	$29,012	$21,180	$27,071
2019	5,170	4,079	5,189
2020	─	─	─
2021	27,895	12,943	31,106
2022	30,255	21,363	33,824
Thereafter	─	─	─
Bonds that may not be prepaid	─	─	─
Total	$92,332	$59,565	$97,190

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at December 31, 2018 was 2.8 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Total current	$84,307	$135,571
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	12,883	8,033
Total	$97,190	$143,604

Troubled Debt Restructurings

The Company may periodically agree to modify the contractual terms of its investments in debt securities in the interest of attempting to obtain more cash or other value from a debtor than it otherwise would, or to increase the probability of receipt, by granting a concession to a borrower. If the Company makes an economic concession to a borrower that is experiencing financial difficulty, the Company will typically assess a modification or other form of concession to represent a TDR for reporting purposes.

On August 27, 2018, the Company agreed to extend the scheduled payment date associated with one of its infrastructure bonds from September 1, 2018 to November 1, 2018. This extension provided the debtor and the Company more time to negotiate a comprehensive restructuring of both of the Company’s infrastructure bond investments. On October 30, 2018, the Company restructured the two municipal bonds that financed the development of infrastructure for a mixed-use town center development and that are secured by incremental tax revenues generated from the development.  At September 30, 2018, these two bond investments had a combined UPB, amortized cost and fair value of $26.8 million, $20.9 million and $21.6 million, respectively, bore interest at a rate of 6.75% and had a weighted-average maturity of 15.4 years. Under the terms of the restructured bond investment, a single tax-exempt bond was issued, that has a UPB of $27.2 million, bears a coupon of 6.30%,  has a contractual term of 30.1 years and, at December 31, 2018, had a fair value of $25.0 million.

As part of this restructuring transaction, the community development district (“CDD”) in which the mixed-use development is located will assess owners of undeveloped land parcels an undeveloped land license fee that will supplement tax revenues that are generated from the mixed-use town center development, thereby increasing the amount of funds available to the CDD to make principal and interest payments to the Company on its infrastructure bond.  At the time of restructuring, the real estate venture that owns and operates the mixed-use town center development and in which the Company has an 80% ownership interest, was the owner of all undeveloped land parcels in the CDD.  Members of the venture will make capital contributions in order for the venture to satisfy its financial obligations associated with undeveloped land license fees.  However, through amendments to the real estate venture’s operating agreement that effectively reimburse the Company’s venture partner for its share of undeveloped land license fees, the Company bears 100% of the economic burden of incremental license fees associated with land that is owned by the venture until such time that the land parcels are sold to third parties.

For reporting purposes, the restructuring of the Company’s infrastructure bond investments was deemed to be a TDR. In this regard, the Company carried forward the amortized cost basis of its infrastructure bond investments as of the date of restructuring and will measure the fair value of its restructured bond investment prospectively based upon its amended terms.

There were no TDRs for the year ended December 31, 2017.

Nonaccrual Bonds

The fair value of the Company’s investments in bonds that were on nonaccrual status was $12.9 million and $8.0 million at December 31, 2018 and December 31, 2017, respectively.  The Company recognized interest income on a cash basis of $0.4 million and $0.3 million for the years ended December 31, 2018 and December 31, 2017, respectively.  Interest income not recognized on bonds that were on nonaccrual status was $1.0 million and $0.6 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Bond Sales and Redemptions

The Company received cash proceeds in connection with the sale or full redemption of investments in bonds of $12.8 million and $7.4 million for the years ended December 31,  2018 and December 31, 2017, respectively.

The following table provides information about gains or losses that were recognized in the Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the year ended
	December 31,
(in thousands)	2018	2017
OTTI losses recognized on bonds held at each period-end	$(6)	$(945)
Gains recognized at time of sale or redemption	21,875	620
Total net gains (losses) on bonds	$21,869	$(325)

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Investment in Solar Ventures	$126,339	$97,011
Investments in U.S. real estate partnerships (includes $898 and $1,046 related to VIEs) (1)	19,961	19,114
Investment in South Africa Workforce Housing Fund ("SAWHF")	8,779	12,695
Investments in LTPPs related to CFVs (2)	─	99,142
Total investments in partnerships	$155,079	$227,962

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.
(2)	See Note 16, “Consolidated Funds and Ventures,” for more information.

Investment in Solar Ventures

At December 31, 2018, the carrying value of the Company’s equity investments in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) was $104.9 million, $2.9 million and $18.5 million, respectively. The Company held ownership interests of 50.0% in SCL and SPL, and 31.1% in SDL as of December 31, 2018. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting.

At December 31, 2017, the Company accounted for its equity investment in Renewable Energy Lending, LLC (“REL”) pursuant to the equity method of accounting. However, effective June 1, 2018, with the Company’s buyout of our prior investment partner’s ownership interest in REL, the Company became the sole owner of REL and consolidated this entity for reporting purposes in all subsequent reporting periods. As a result, the Company’s equity investment in REL was eliminated for reporting purposes as of December 31, 2018 and REL’s equity investments in SCL and SPL are reported as direct investments of the Company at such reporting date. The $5.1 million purchase price paid by the Company to our prior investment partner on June 1, 2018, was allocated to the net assets acquired based upon their relative fair values.  Such allocation resulted in a cumulative basis adjustment of $4.5 million being allocated to the Company’s investments in SCL and SPL, representing the difference between the Company’s acquisition cost basis of its investments and the historical cost basis of the investments at the partnership level. This basis difference is amortized over the remaining investment period of each respective partnership.  For the year ended December 31, 2018, the amortization expense related to such basis difference was $0.5 million. As of December 31, 2018, the unamortized balance of the Company’s basis difference was $4.0 million.

The following table provides information about the carrying amount of total assets, other liabilities and noncontrolling interests of all investees for which the Company had an equity method investment:

	At	At
	December 31,	December 31,
	2018	2017
(in thousands)
Total assets	$279,960	$399,758
Other liabilities	12,833	5,111
Noncontrolling interests	─	87,699

The following table provides information about the gross revenue, operating expenses and net income of all investees for which the Company had an equity method investment:

	For the year ended
	December 31,
(in thousands)	2018	2017
Gross revenue	$27,327	$29,777
Operating expenses	5,793	5,870
Net income	21,977	23,988
Net income attributable to the entity	21,977	16,227

Investments in U.S. Real Estate Partnerships

At December 31, 2018, $19.1 million of the reported carrying value of investments in U.S. real estate partnerships related to an equity investment made by the Company in a real estate venture that owns and operates a mixed-use town center development and land development. The Company made an initial capital contribution of $8.8 million, which represented 80% of the real estate venture’s initial capital.  The Company has the right to a preferred return on its capital contribution, as well as the right to share in excess cash flows of the real estate venture.  As of December 31, 2018, the Company held a 72.9% economic interest based upon the partnership’s distribution waterfall.  This entity was determined not to be a VIE and because decision-making rights are shared equally among its members, the Company accounts for this investment using the equity method of accounting.

During the first quarter of 2018, the Company acquired three limited partner interests in three affordable housing partnerships, for $3.3 million in which our ownership interest ranged from 74.25% to 74.92%.  While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting.  At December 31, 2018, the carrying value of these investments was $0.9 million.

At December 31, 2018, four of the U.S. real estate partnerships in which we have investments were determined to be VIEs while, at December 31, 2017, two of the U.S. real estate partnerships in which we had investments were determined to be VIEs.  The carrying value of the equity investments in these partnerships was $0.9 million and $1.0 million at December 31, 2018 and December 31, 2017, respectively.  For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment.  Our maximum exposure to loss due to our involvement with these VIEs was $0.9 million and $1.0 million at December 31, 2018 and December 31, 2017, respectively.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of one of the VIEs, we measure our maximum exposure to loss based upon the carrying value of these investments.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2018	2017
(in thousands)
Total assets	$56,238	$57,712
Debt	6,530	7,037
Other liabilities	32,165	22,030

The following table provides information about the gross revenue, operating expenses and net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2018	2017
Gross revenue	$2,383	$3,814
Operating expenses	2,127	1,744
Net (loss) income and net (loss) income attributable to the entity	(794)	10,722

Investment in SAWHF

At December 31, 2018, the carrying value of the Company’s  11.85% equity investment in SAWHF was $8.8 million.  As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets, debt and other liabilities of SAWHF:

	At	At
	December 31,	December 31,
	2018	2017
(in thousands)
Total assets	$74,803	$123,187
Debt	─	15,712
Other liabilities	496	100

The following table provides information about the gross revenue, operating expenses and net (loss) income of SAWHF:

	For the year ended
	December 31,
(in thousands)	2018	2017
Gross revenue	$4,308	$18,327
Operating expenses	2,277	20,299
Net (loss) income and net (loss) income attributable to the entity	(14,339)	3,990

Note 4—Loans HFI and Loans HFS

The following table provides information about the carrying value of the Company’s loans:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Loans HFI	$67,299	$736
Loans HFS	─	─
Total loans	$67,299	$736

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses.

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
UPB	$68,050	$1,487
Cost basis adjustments, net	(751)	(751)
Loans HFI, net	$67,299	$736

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	December 31,		December 31,
(in thousands)	2018		2017
	UPB	Carrying value	UPB	Carrying value
Total current	$67,000	$67,000	$437	$437
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$68,050	$67,299	$1,487	$736

At December 31, 2018 and December 31, 2017, the Company did not have any loans for which it elected the FVO.

At December 31, 2018 and December 31, 2017, the UPB of HFI loans that were placed on nonaccrual status was $1.1 million while the carrying value of these loans was $0.3 million as of such reporting dates.

At December 31, 2018 and December 31, 2017, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

Loans HFS

We report the carrying value of HFS loans at the lower of cost or fair value.  In this regard, if a loan’s amortized cost exceeds its fair value at a reporting date, the Company will establish a valuation allowance and recognize a related provision for loan loss in our Consolidated Statements of Operations as a component of “Net gains (losses) on loans.”  Subsequent increases in the fair value of an HFS loan for which a valuation allowance was established will be recognized in the Consolidated Statements of Operations as a reduction of “Net gains (losses) on loans” up to the amount of previously recognized losses.

At December 31, 2018 and December 31, 2017, the cost basis and carrying value of the Company’s HFS loans were $6.0 million and zero, respectively, as of such reporting dates.

During the years ended December 31, 2018 and December 31, 2017, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Contemporaneously with the Disposition, the Company acquired a loan with a $9.0 million UPB from an affiliate of MGM. During the fourth quarter of 2018, Hunt acquired this loan in connection with the closing under the MGM Agreements.

Unfunded Loan Commitments

There were no unfunded loan commitments at December 31, 2018 and December 31, 2017.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Other assets:
Derivative assets	$5,797	$6,865
Real estate owned	3,769	3,447
Accrued interest receivable	854	1,558
Other assets	520	850
Other assets held by CFVs (1)	─	5,175
Total other assets	$10,940	$17,895

(1)See Note 16, “Consolidated Funds and Ventures,” for more information.

Derivative Assets

At December 31, 2018 and December 31, 2017, the Company had $5.8 million and $6.9 million, respectively, of derivative assets.  See Note 7, “Derivative Instruments,” for more information.

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Building, furniture, fixtures and land improvement	$1,150	$828
Land	2,619	2,619
Total	$3,769	$3,447

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years. The Company’s Other Assets and Liabilities portfolio includes the Company’s REO which consists of a parcel of land that is currently in the process of being developed.  As a result, no depreciation expense was recognized in connection with this land investment for the years ended December 31, 2018 and December 31, 2017, nor were any impairment losses recognized by the Company in connection with its REO during such reporting periods.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2018 and December 31, 2017:

	At		At
	December 31, 2018		December 31, 2017
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt
Notes Payable and Other Debt
Bond related debt (1)
Due within one year	$317	4.0%	$41,767	3.2%
Due after one year	38,938	3.7	42,071	2.9
Non-bond related debt
Due within one year	1,500	5.0	─	─
Due after one year	3,500	5.0	─	─

Total asset related debt	44,255	3.9	83,838	3.1

Other Debt
Subordinated debt (2)
Due within one year	2,232	3.7	2,297	2.6
Due after one year	95,490	3.7	97,700	2.6
Notes payable and other debt (3)
Due within one year	─	─	14,733	2.8
Due after one year	7,210	14.7	10,859	12.1

Total other debt	104,932	4.5	125,589	3.5

Total asset related debt and other debt	149,187	4.3	209,427	3.3

Debt related to CFVs (4)
Due within one year	─	─	6,712	6.5
Total debt related to CFVs	─	─	6,712	6.5

Total debt	$149,187	4.3	$216,139	3.4

(1)	Included in notes payable and other debt – bond related debt were unamortized debt issuance costs. The balance at December 31, 2018 and December 31, 2017 was de minimis.
(2)

The subordinated debt balances include net cost basis adjustments of $7.9  million and $8.3 million at December 31, 2018 and December 31, 2017, respectively, that pertain to premiums and debt issuance costs.

(3)	Included in notes payable and other debt – other debt were unamortized debt issue costs of $0.2 million and $0.4 million at December 31, 2018 and December 31, 2017, respectively.
(4)	See Note 16, “Consolidated Funds and Ventures,” for more information.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December 31, 2018:

Asset Related Debt
(in thousands)	and Other Debt
2019	$3,595
2020	29,326
2021	14,103
2022	1,980
2023	1,954
Thereafter	90,144
Net premium and debt issue costs	8,085
Total debt	$149,187

At December 31, 2018, the Company was in compliance with all covenants under its debt obligations.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets.  The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

Bond Related Debt

These debt obligations pertain to investments in bonds that are classified as available-for-sale and were recognized by the Company in connection with transfers of bond investments that did not qualify as sales for reporting purposes. In most of these cases, debt obligations are recognized when the Company sold bond investments for cash consideration and concurrently executed total return swap (“TRS”) agreements with the buyer, which enabled the Company to retain the economic risks and returns of such investments.

In cases where a TRS agreement was involved in a conveyance that was not accounted for as a sale, and as of December 31, 2018, the Company’s counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds and the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread. The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty. At December 31, 2018, the weighted-average effective interest rates on these debt obligations was 3.1%

In cases where a TRS agreement was not involved in a conveyance that was not accounted for as a sale, the Company uses the coupon on the conveyed bond investment to accrue interest on its secured borrowing obligations to its counterparty.  At December 31, 2018, the effective interest rate on this debt obligation was 6.0%.

At December 31, 2018, the maturity date of bond related debt that was recognized in transfers that involved TRS agreements ranged from July 8, 2020 to June 21, 2021.

At December 31, 2018, the maturity date of bond related debt that was recognized in a transfer that did not involve a TRS agreement was February 1, 2048.

Non-bond Related Debt

This debt obligation bears interest at 5.0%, is payable quarterly in arrears and is scheduled to fully amortize by its maturity date of January 1, 2026. At December 31, 2018, the UPB and carrying value of this debt obligation was $5.0 million.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company.  The interest expense associated with this debt is classified as “Interest expense” under “Operating and other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at December 31, 2018:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,526	$2,403	$28,929	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	24,120	2,195	26,315	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	13,904	1,169	15,073	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,279	2,126	27,405	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$89,829	$7,893	$97,722

Notes Payable and Other Debt

At December 31, 2018, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $7.4 million and $7.2 million, respectively.  Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%.  At December 31, 2018, the JIBAR base rate was 7.15%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.7%.

Letters of Credit

The Company had no letters of credit outstanding at December 31, 2018 and December 31, 2017.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At			At
	December 31, 2018			December 31, 2017
(in thousands)	Assets	Liabilities		Assets	Liabilities
Total return swaps	$1,130	$	─	$2,347	$46
Basis swaps	808		─	439	26
Interest rate caps	998		─	788	─
Interest rate swaps	2,674		─	3,291	─
Foreign currency forward exchange	187		─	─	247
Total carrying value of derivative instruments	$5,797	$	─	$6,865	$319

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Total return swaps	$18,278	$72,290
Basis swaps	35,000	100,500
Interest rate caps	80,000	80,000
Interest rate swaps	65,000	140,000
Foreign currency forward exchange	4,331	4,363
Total notional amount of derivative instruments	$202,609	$397,153

During the year ended December 31, 2018, the notional amount of interest derivative instruments and total return swaps significantly decreased. The following table attributes the decrease in the total notional amount of such instruments to contract expirations, contract terminations and net cash settlements that occurred during 2018:

Notional
Amounts
Balance, January 1, 2018	$392,790
Impact from expirations	(55,000)
Impact from terminations	(138,607)
Impact from settlements	(905)
Balance, December 31, 2018	$198,278

The following table provides information about the net gains that were recognized by the Company in connection with its derivative instruments:

	For the year ended
	December 31,
(in thousands)	2018	2017
Total return swaps (1)	$3,154	$3,255
Basis swaps (2)	449	196
Interest rate caps	210	(765)
Interest rate swaps (3)	422	(726)
Foreign currency forward exchange	352	─
Total net gains of derivative instruments	$4,587	$1,960

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $2.5 million and $3.0 million for the year ended December 31, 2018 and December 31, 2017, respectively.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net gains on derivatives” on the Consolidated Statements of Operations. The net cash received was de minimis for the year ended December 31, 2018 while the net cash paid was $0.1 million for the year ended December 31, 2017.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.5 million for the year ended December 31, 2018 while net cash paid was $0.3 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company also received $0.3 million to amend two interest rate swaps and recorded $0.3 million through “Other assets” on the Consolidated Balance Sheets.

Note 8—Fair Value

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Assets and liabilities recorded at fair value on a recurring basis are presented in the first table below in this Note.  From time to time, we may be required to measure at fair value other assets on a non-recurring basis such as certain loans held for investment or investments in partnerships.  These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

	At
	December 31,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$97,190	$	─	$	─	$97,190
Derivative instruments	5,797		─		4,667	1,130

	At
	December 31,	Fair Value Measurements
(in thousands)	2017	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$143,604	$	─	$	─	$143,604
Derivative instruments	6,865		─		4,518	2,347

Liabilities:
Derivative instruments	$319	$	─		$273	$46

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

For the years ended December 31, 2018 and December 31, 2017, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	854	(41)
Net change in AOCI (1)	(16,249)	─	─
Impact from deconsolidation (2)	17,998	─	─
Impact from sales/redemptions	(47,488)	─	─
Impact from settlements (3)	(669)	(2,071)	87
Balance, December 31, 2018	$97,190	$1,130	$ ─

(1)

This amount includes the reclassification into the Consolidated Statements of Operations of $21.9 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $5.6 million of net unrealized gains recognized during this reporting period.

(2)

This amount reflects the recognition of bond investments that were no longer eliminated for reporting purposes in the first quarter of 2018 due to the derecognition of corresponding consolidated property partnerships.

(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018 related to activity presented in the preceding table:

	Net gains on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities held at December 31, 2018	$(6)	$911
Change in unrealized losses related to assets and liabilities held at January 1, 2018, but settled during 2018	─	(98)
Additional realized gains recognized	21,875	2,342
Total net gains reported in earnings	$21,869	$3,155

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2017:

	Investments
	in Debt	Loans Held for	Derivative	Derivative
(in thousands)	Securities	Investment	Assets	Liabilities
Balance, January 1, 2017	$155,981	$3,835	$2,327	$(372)
Net (losses) gains included in earnings	(5,265)	(5,335)	20	326
Net change in AOCI (1)	3,461	─	─	─
Impact from purchases	─	14,028	─	─
Impact from loan originations	─	1,500	─	─
Impact from sales/redemptions	(6,784)	(14,028)	─	─
Impact from settlements (2)	(3,789)	─	─	─
Balance, December 31, 2017	$143,604	$ ─	$2,347	$(46)

(1)

This amount represents $4.2 million of net unrealized holding gains recognized during the period, an amount of which was partially offset by the reclassification into the Consolidated Statements of Operations of $0.1 million of realized bond gains related to a bond that was other-than-temporarily impaired and $0.6 million of fair value gains related to bonds that were sold or redeemed during this reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017 related to activity presented in the preceding table:

		Equity in
	Net losses on	losses from	Net losses on	Net gains on
(in thousands)	bonds (1)	LTPPs	loans (2)	derivatives (3)
Change in unrealized (losses) gains related to assets and liabilities held at December 31, 2017	$(945)	$(4,320)	$ ─	$346
Change in unrealized losses related to assets and liabilities held at January 1, 2017, but settled during 2017	─	─	(5,335)	─
Additional realized gains recognized	620	─	805	2,909
Total net (losses) gains reported in earnings	$(325)	$(4,320)	$(4,530)	$3,255

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

(2)	Amounts are classified as “Net gains (losses) on loans” in the Company’s Consolidated Statements of Operations.
(3)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Fair Value Measurements of Instruments That Are Classified as Level 3

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For our Level 3 assets and liabilities, we generally use a discounted cash flow valuation technique to measure fair value.  This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.  In applying this technique, the rate of return, or market yield, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

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

•

For non-performing bonds and subordinate cash flow bonds, the Company’s projection of expected future cash flows reflects internally-generated projections over a 10‑year investment period of future NOI from the underlying properties that serve as collateral for our instruments.  A terminal value, less estimated costs of sale, is then added to the projected discounted projection to reflect the remaining value that is expected to be generated at the end of the projection period.  The Company utilizes geographic and sector specific discount rates that are published by an independent real estate research organization.  For purposes of projecting expected future cash flows associated with non-performing bonds, the Company may also consider either quotes received from third parties or contract prices associated with a purchase and sale agreement related to underlying properties that serve as collateral for our instruments.  In instances where the Company uses more than one valuation technique to measure the fair value of underlying properties, the results (respective indications of fair value) are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results.

•

For infrastructure bond(s),  the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for each infrastructure bond’s specific term and applies a market rate risk premium spread that reflects the instrument’s specific credit characteristics.  For the year ended December 31, 2017, the Company’s projection of expected future cash flows reflected a probability-weighted assessment of the expected future incremental tax revenues that would be generated through existing and future development of raw land and the mixed-use town center that support the debt service payments on the Company’s bonds. At December 31, 2018, as a result of the restructuring of the Company’s infrastructure bonds during the fourth quarter of 2018, contractually due cash flows were discounted based upon the market yield of such instruments as of such reporting date.

Significant unobservable inputs presented in the tables that follow are those we consider significant to the fair value of the Level 3 asset or liability.  We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation.  Following is a description of the significant unobservable inputs that are referenced in the tables below:

•

Market yield – is a market rate of return used to calculate the present value the future expected cash flows to arrive at the fair value of an instrument.  The market yield typically consists of a benchmark rate component and a risk premium component.  The benchmark rate component, for example, MMD or SIFMA, is generally observable within the market and is necessary to appropriately reflect the time value of money.  The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•

Capitalization rate – is calculated as the ratio between the NOI produced by a commercial real estate property and the price for such asset.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

•

NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis over the 10‑year projection period.  These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property.  Generally, an increase in NOI will result in an increase to the fair value of the property.

•

Cash flow probabilities – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more cash flow scenarios to arrive at a set of bond cash flows that represents the probability weighted-average of all possible bond cash flows.  Changes in probabilities that are assigned to underlying cash flow scenarios could potentially have significant impacts on the fair value measurement of the Company’s investments in infrastructure bonds.

•

Valuation technique weighting factors – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more indications of fair value considering the reasonableness of the range indicated by those results.

•

Contract price – represents a third-party sale agreement executed in connection with the pending sale of an affordable housing property that secures one of the Company’s non-performing bond investments.

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

Fair Value Measurement at December 31, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$48,221	Discounted cash flow	Market yield	4.4 - 6.8%	4.8%
Non-performing	12,882	Discounted cash flow	Market yield	8.2	N/A
			Capitalization rate	7.0	N/A
			Valuation technique weighting factors:
			• Net operating income ("NOI") annual growth rate (10% weighting factor)	0.5	N/A
			• Contract price (90% weighting factor)	$13,500	$ N/A
Subordinated cash flow	11,114	Discounted cash flow	Market yield	7.4 - 7.6%	7.5%
			Capitalization rate	6.2 - 6.5	6.4
			NOI annual growth rate	0.6 - 0.7	0.7
Infrastructure bond	24,973	Discounted cash flow	Market yield	7.2	N/A
Derivative instruments:
Total return swaps	1,130	Discounted cash flow	Market yield	4.7 - 4.8	4.8

(1)

Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.
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

(1)

Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Non-Recurring Changes in Fair Value

During the year ended December 31, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments.  Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology.  There were no non-recurring fair value adjustments recorded for the year ended December 31, 2017.

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

	At
	December 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,243	$28,243	$	─	$	─
Restricted cash	5,635	5,635		─		─
Loans held for investment	67,299	─		─		66,339

Liabilities:
Notes payable and other debt - bond related	39,255	─		─		39,289
Notes payable and other debt - non-bond related	12,210	─		─		11,479
Subordinated debt issued by MFH	97,722	─		─		46,778

	At
	December 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$35,693	$35,693	$	─	$	─
Restricted cash	21,271	21,271		─		─
Restricted cash related to CFVs	23,495	23,495		─		─
Asset management fee receivable from TC Fund I	116	─		─		116
Loans held for investment	736	─		─		1,754
Loans held for investment related to CFVs	65	─		─		497

Liabilities:
Notes payable and other debt - bond related	83,838	─		─		83,879
Notes payable and other debt - non-bond related	25,592	─		─		26,014
Notes payable and other debt - CFVs related	6,712	─		─		─
Subordinated debt issued by MFH	99,997	─		─		43,256

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

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting projected contractual interest payments and contractual principal payments using such instrument’s estimated market yield, which was 13.4% and 14.0% at December 31, 2018 and December 31, 2017, respectively.  As outlined in the table above, at December 31, 2018, the aggregate fair value was measured at $46.8 million.  At December 31, 2018, the measured fair value of this debt would have been $55.4 million and $40.3 million using a market yield of 10.9% and 15.9%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Guarantees and Collateral

Guarantees - LIHTC

At December 31, 2018, the Company had one minimum yield guarantee associated with a nonconsolidated guaranteed LIHTC fund to indemnify the purchaser of the GP interest in that guaranteed LIHTC fund from investor claims related to such guarantee.  This arrangement requires the Company to pay the fund investors any shortfall in the minimum guaranteed yield resulting from the recapture of tax credits due to foreclosure or from difficulties in maintaining compliance with LIHTC regulations with respect to the LTPPs in which the guaranteed LIHTC fund is invested. The Company does not believe it would be required to perform under this guarantee because (i) the LIHTC fund’s yield exceeds the guaranteed minimum yield and prior to December 31, 2017, the LIHTC fund had delivered all tax credits to investors resulting in no additional future exposure to the Company because the future tax credit recapture risk was not large enough to reduce the actual yield below the guaranteed yield; and (ii) as of December 31, 2018, all of the properties in the fund have reached the end of their tax credit compliance periods and we believe that the Company no longer has tax credit recapture risk because we believe all properties were in compliance through the end of their respective compliance periods. As such, at December 31, 2018 and December 31, 2017, the Company has measured the maximum exposure and the carrying value of this minimum yield guarantee associated with the nonconsolidated guaranteed LIHTC fund to be zero. This guarantee expires upon dissolution of the fund.

The Company also had agreed to indemnify specific investors in non-guaranteed LIHTC funds related to the performance of one and two LTPPs as of December 31, 2018, and December 31, 2017, respectively. If a third party failed to perform on its financial obligation relating to the property’s performance, the Company would be required to indemnify impacted investors. One such indemnity expired on December 31, 2018 and the remaining indemnity expires on December 31, 2022. At December 31, 2017, the LTPP indemnification that expired on December 31, 2018 had no financial limit, as the specific guarantee required the guarantor to unconditionally fund any operating deficits of the LTPP. However, the Company did not believe it would be required to perform under such indemnification or incur any losses based upon the operations of the LTPP.  Based upon the foregoing, the Company has measured the maximum exposure to be $0.1 million and the carrying value of these indemnifications to be zero at December 31, 2018 and December 31, 2017.

Guarantees – Energy Capital

At December 31, 2017, as part of the formation of REL, the Company agreed to guarantee all payment and performance obligations of its subsidiary, MMA Energy Holdings, LLC (“MEH”) to the venture (MEH was formerly known as MMA Energy Capital).  Performance under this guaranty would be required upon a breach of terms under the management agreement entered into by MEH. Because the Company controlled MEH, it did not expect that it would, under any circumstance, ever have to perform under this guarantee.  During the first quarter of 2018 as part of the Disposition, the Company assigned to Hunt its guarantee obligation associated with MEH.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at December 31, 2018 and December 31, 2017.  For prior periods, these tables also reflect certain assets held by CFVs in order to reconcile to the Company’s Consolidated Balance Sheets:

	At
	December 31, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,287	$85,347	$ ─	$89,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,340	─	8,779	10,119
Other	8	─	─	8
Total	$5,635	$85,347	$8,779	$99,761

	At
	December 31, 2017
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt and derivatives related to TRS agreements	$9,160	$128,902	$ ─	$ ─	$138,062
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	5,991	─	12,695	─	18,686
Other (1)	6,120	─	─	─	6,120
CFVs	23,495	─	99,142	5,175	127,812
Total	$44,766	$128,902	$111,837	$5,175	$290,680

(1)	The majority of this balance represents collateral pledged by the Company in connection with the tax credit guarantee.

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all its operating lease agreements to Hunt.  As a result, the Company had no future rental commitments at December 31, 2018.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them.  Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.  At December 31, 2018, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2018	2017
Net income (loss) from continuing operations	$25,646	$(1,110)
Net income from discontinued operations	35,356	20,512
Net income to common shareholders	$61,002	$19,402

Basic weighted-average shares (1)	5,753	5,858
Common stock equivalents (2), (3)	284	─
Diluted weighted-average shares	6,037	5,858

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

The weighted-average potential dilutive shares outstanding, inclusive of the options exercised during the year based on the exercise date, had a potential dilutive share impact of 284,305 for the year ended December 31, 2018. All stock options were exercised during 2018 leaving no outstanding options as of December 31, 2018.

(3)

At December 31, 2017, 410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 382,790. For the year ended December 31, 2017, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive.

Common Shares

On March 13, 2018, the Board authorized a 2018 share repurchase program (“2018 Plan”) for the repurchase of up to 125,000 common shares, at a maximum price of $30.00 per share.  The Company then adopted a Rule 10b5‑1 plan implementing the Board’s authorization.  On August 7, 2018, the Board amended the 2018 Plan to increase (i) the total shares authorized for repurchase to 187,500 and (ii) the maximum authorized share repurchase price per share to $31.50. On  November 6, 2018, the Board authorized the amendment of the 2018 Plan to increase (i) the total shares authorized for repurchase to 218,750 and (ii) the maximum authorized share repurchase price per share to $32.96, which represented the Company’s diluted common shareholders’ equity at September 30, 2018. During 2018, the Company purchased 218,750 common shares at an average price of $27.08.  The 2018 Plan expired on December 31, 2018.

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, representing a price per share of $33.00.  On June 26, 2018, the Company issued an additional 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”).  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will remain in effect until the earlier of (i) a period of five years or (ii) until the Board determines the plan is no longer required.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing such limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period.

At December 31, 2018, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, that held greater than a 4.9% interest in the Company. In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan. In accordance with the Master Transaction Agreement dated January 8, 2018, Hunt remains an exempt person for purposes of the Rights Plan to the extent it purchases no more than 9.9% of the Company’s shares in any rolling 12-month period without causing a triggering event.

Noncontrolling Interests

The following table provides information about the noncontrolling interests in CFVs:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Guaranteed LIHTC Funds	$ ─	$83,909
Consolidated property partnerships	─	5,620
Total	$ ─	$89,529

At December 31, 2017, noncontrolling interest holders were comprised of limited and general partners in the 11 guaranteed LIHTC funds and property partnerships that were consolidated for reporting purposes as such reporting date.

During the first quarter of 2018, and as a result of the Disposition, the Company deconsolidated the 11 guaranteed LIHTC funds and derecognized nearly all other CFVs, including previously consolidated property partnerships that were recognized in our Consolidated Balance Sheets at December 31, 2017. As a result, noncontrolling interests in such funds and properties were not recognized in the Company’s financial statements at December 31, 2018. See Note 16, “Consolidated Funds and Ventures,” for more information.

Accumulated Other Comprehensive Income Allocable to Common Shareholders

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the year ended December 31, 2018:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2018	$44,459	$(3,306)	$41,153
Net unrealized gains	5,620	3,378	8,998
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(21,875)	─	(21,875)
Reclassification of credit-related losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	6	─	6
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	─	9,415
Net change in AOCI	(6,834)	3,378	(3,456)
Balance, December 31, 2018	$37,625	$72	$37,697

The following table provides information related to the net change in AOCI that was allocable to common shareholders for the year ended December 31, 2017:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2017	$40,998	$(3,180)	$37,818
Net unrealized gains (losses)	4,216	(126)	4,090
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(620)	─	(620)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as OTTI	(135)	─	(135)
Net change in AOCI	3,461	(126)	3,335
Balance, December 31, 2017	$44,459	$(3,306)	$41,153

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2018	2017
Employees’ Stock-Based Compensation Plans	$961	$2,175
Non-employee Directors’ Stock-Based Compensation Plans	655	505
Total	$1,616	$2,680

Employees’ Stock-Based Compensation Plans

At December 31, 2018, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options.

Employee Common Stock Options

The Company measures the fair value of unvested options with time-based vesting and all vested options (both time-based and performance based) using a lattice model for purposes of recognizing compensation expense.  Because options granted with stock price targets contain a “market condition” under FASB’s Accounting Standards Codification Topic 718, a Monte Carlo simulation is used to simulate future stock price movements for the Company.  All stock options were vested and exercised as of December 31, 2018.

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2017	410	$1.56	4.4	$7,149	$7,166
Forfeited/Expired in 2017	─
Outstanding at December 31, 2017	410	1.56	3.4	9,322	9,342
Exercised in 2018 (3)	(410)	1.56
Forfeited/Expired in 2018	─
Outstanding at December 31, 2018	─	─	─	─	─

Number of options that were exercisable at:
December 31, 2017	410	1.56	3.4
December 31, 2018	─	─	─

(1)	Intrinsic value is based on outstanding options.
(2)	Only options that were amortized based on a vesting schedule have a liability balance. These options were 410,000 at December 31, 2017 and January 1, 2017.
(3)

When exercised, stock options were net share settled. For the year ended December 31, 2018, 410,000 stock options were exercised, which resulted in a $9.3 million reduction to the Company’s reported “Other liabilities” within its Consolidated Balance Sheets at December 31, 2018. Of the 410,000 stock options that were exercised, the Company issued 220,279 common shares for the year ended December 31, 2018, and 189,721 stock options were tendered to the Company by their holders in connection with the payment of related withholding taxes and exercise price.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 393,576 were available to be issued at December 31, 2018.  The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December 31, 2018 and December 31, 2017.  The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
December 31, 2018	$327,500	─	12,182	$26.88	─	$655,000
December 31, 2017	252,500	─	10,419	24.23	─	505,000

Note 13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expense Reimbursements

In conjunction with the Disposition, we entered into a management agreement with the External Manager (the “Management Agreement”) that took effect on January 8, 2018.  At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the management services being provided by the External Manager, the Company pays the External Manager a base management fee, which is payable quarterly in arrears in an amount equal to (i) 0.50% of the Company’s  first $500 million of common shareholders’ equity determined in accordance with GAAP in the U.S. on a fully diluted basis, adjusted to exclude the effect of (a) the value of the Company’s net operating loss carryforwards, and (b) any gains or losses attributable to noncontrolling interests (“GAAP Common Shareholders’ Equity”); and (ii) 0.25% of the Company’s GAAP Common Shareholders’ Equity in excess of $500 million. Additionally, the Company agreed to pay the External Manager an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs including an allocable share of the costs of (i) noninvestment personnel of the External Manager and an affiliate thereof who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on such matters) and (ii) the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) based on the percentage of their time spent managing the Company. Reimbursement of compensation-related expenses is, however, subject to an annual cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP common shareholders’ equity exceeds $500 million.

The current term of the Management Agreement extends to December 31, 2022 and automatically renews thereafter for additional two-year terms. Either of the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average Energy Capital business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause, including in the event of a  payment default under the Hunt note which causes the Hunt note to become immediately due and payable. No termination fee is payable upon a termination by the Company for cause or upon a termination by the Manager without cause.

For the year ended December 31, 2018, no incentive fee was earned by our External Manager. During the year ended December 31, 2018, the Company recognized in its Consolidated Statements of Operations $6.9 million of management fees and expense reimbursements payable to our External Manager, which was partially offset by $0.2 million of other income recognized by the Company associated with expense reimbursement from Hunt in connection with the closing under the MGM Agreements. At December 31, 2018, $1.1 million of management fees and expense reimbursements was payable to the External Manager.

Loan HFI

As consideration for the Disposition (refer to Note 1, “Summary of Significant Accounting Policies” for more information), Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company.  The Company provided seller financing through a $57.0 million note receivable from Hunt that had  an initial term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s settlement under the MGM Agreements. The UPB on the note will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020.

During the year ended December 31, 2018, the Company recognized $2.9 million of interest income associated with this note receivable in the Consolidated Statements of Operations.  At December 31, 2018, no accrued interest remained payable by Hunt.

Loan HFS

During the fourth quarter of 2018, in connection with the closing under the MGM Agreements, Hunt acquired the Company’s $9.0 million HFS loan that was previously acquired from an affiliate of MGM during the first quarter of 2018. Hunt paid the Company $9.4 million to complete this transfer.

Investment in Partnerships

On November 28, 2018, the Company, our investment partner and Hunt entered into an agreement whereby Hunt was admitted as a partner of SDL solely for the purpose of investment in a specific loan. The maximum principal amount of the loan is $58.8 million with Hunt and the Company obligated to contribute 30% and 20%, respectively, and our investment partner is obligated to contribute the remaining 50% of the funding commitment of such loan. At December 31, 2018, Hunt had contributed $10.8 million into SDL to fund its portion of such loan.

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

Note 14—Income Taxes

Provision for Income Taxes

The Company was  organized as a limited liability company that had elected to be taxed as a corporation for income tax purposes and, on January 1, 2019, converted into a corporation. All of our business activities, with the exception of our foreign investments, are conducted by entities included in our consolidated corporate federal income tax return.

The following table summarizes the components of our provision for income taxes for the years ended December 31, 2018 and December 31, 2017:

	For the year ended
	December 31,
(in thousands)	2018		2017
Federal income tax benefit:
Current	$	─	$	─
Deferred		─		846
State income tax benefit (expense):
Current		(32)		337
Deferred		─		124
Foreign income tax benefit (expense):
Current		─		─
Deferred		─		─
Provision (expense) benefit for income taxes		$(32)		$1,307

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2018 and December 31, 2017:

	For the year ended
	December 31,
(in thousands)	2018	2017
Loss from continuing operations before income taxes	$25,678	$(46,090)

Income tax (expense) benefit at federal statutory rate	(5,392)	16,131
Permanent differences:
Impact on taxes from entities not subject to tax	498	(15,936)
State income taxes, net of federal tax effect	(1,652)	(42)
Impact from other comprehensive income	4,594	─
State net operating loss adjustment	507	(2,354)
Impact from changes in tax law	─	(54,581)
Other	(314)	733
Net decrease in the valuation allowance	1,727	57,356
Provision (expense) benefit for income taxes	$(32)	$1,307

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

At December 31, 2018, we continued to conclude that the negative evidence in favor of non-recoverability of our DTAs outweighed the positive evidence and that it is not more likely than not that our DTAs will be realized. Our framework for assessing the recoverability of DTAs requires us to weigh all available evidence, including, but not limited to:

•	the sustainability of recent profitability required to realize the DTAs;
•	the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years; and
•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

The following table summarizes the carrying value of our DTAs, net of valuation allowance at December 31, 2018 and December 31, 2017:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$123,902	$121,574
Guaranteed fees	─	2,829
Asset management fees	─	5,470
Cancellation of subordinated debt	3,464	3,581
Other	(2,866)	6,533
Total deferred tax assets	124,500	139,987
Less: valuation allowance	(124,500)	(139,987)
Total deferred tax assets, net	$ ─	$ ─

The following table summarizes the change in the valuation allowance for the years ended December 31, 2018 and December 31, 2017:

	For the year ended
	December 31,
(in thousands)	2018	2017
Balance, January 1	$139,987	$203,794
Net reductions due to discontinued operations	(11,072)	(6,451)
Net reductions due to continuing operations	(1,727)	(57,356)
Cumulative change due to change in accounting principle	(2,688)	─
Balance, December 31	$124,500	$139,987

At December 31, 2018 and December 31, 2017, the Company determined that it was not more likely than not that its deferred tax assets would be fully realized and, therefore, the Company recorded a deferred tax asset valuation allowance of $124.5 million and $140.0 million, respectively. The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance. The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

For the tax year ending December 31, 2018 and December 31, 2017, the Company had income taxes payable (net of current taxes receivable) of zero and $0.1 million, respectively, reported through “Accounts payable and accrued expenses” on our Consolidated Balance Sheets.

At December 31, 2018 and December 31, 2017, the Company had pre-tax federal NOLs of $396.1 million and $378.9 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2028.

On December 22, 2017, the Tax Act was signed into law. The Tax Act introduced significant changes to the Internal Revenue Code.

As a result of the reduction under the Tax Act of the corporate tax rate from 35% to 21% for years during which the Company’s deferred tax assets may be realized, the Company reduced its deferred tax assets and related valuation allowance by approximately $54 million at December 31, 2017. Due to the full valuation allowance, this did not impact our overall deferred tax asset position.

Significant judgment is required in determining and evaluating income tax positions. The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities. The Company had no liabilities for uncertain tax positions at December 31, 2018 and December 31, 2017. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforwards and would be subject to the Company’s full valuation allowance; therefore, a liability is not recorded for these uncertain tax positions. A reconciliation of the beginning and ending amount for uncertain tax positions, including amounts that only affect timing, is as follows:

	For the year ended
	December 31,
(in thousands)	2018		2017
Balance, January 1		$1,863	$2,550
Net decreases for tax positions of prior years		─	(841)
Net (decreases) increases due to tax positions that only affect timing		(1,863)	154
Balance, December 31	$	─	$1,863

The impact of the uncertain tax positions that only affect timing decreased to zero at December 31, 2018 as a result of MMA’s bonus accrual going to zero in 2018 due to the Disposition.

Note 15—Discontinued Operations

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt, in which the Company sold certain business lines and assets to Hunt and converted to an externally managed business model by engaging Hunt to perform management services for the Company.

The Company sold the following to Hunt as part of the Disposition: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform and (v) certain miscellaneous investments.  This sale transaction also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.  The 11 guaranteed LIHTC funds were deconsolidated in connection with the Disposition and were excluded from discontinued operations because such funds were not conveyed to Hunt as part of the Disposition.

As a result of the Disposition, the Company’s continuing operations consist primarily of its: (i) investments in debt securities; (ii) equity investments in renewable energy lending ventures and SAWHF; (iii) the note receivable from Hunt; (iv) derivative financial instruments that are used to hedge interest rate and foreign currency risk of the Company and (v) other assets and liabilities, including certain real estate-related investments and the Company’s subordinated debt.

On October 4, 2018, Hunt exercised its option as set forth in the Master Transaction Agreement dated January 8, 2018, between the Company and Hunt, to take assignment of the Company’s agreements to acquire (i) the LIHTC business of MGM and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM. In connection with the closing under the MGM Agreements, the Company executed a series of additional transactions completing the Company’s disposition of its MGM and LIHTC related assets. Such transactions included the $9.4 million acquisition by Hunt of the HFS loan that the Company had previously acquired for $9.0 million from an affiliate of MGM, as well as included the Company’s remaining general partner interests in two nonconsolidated LIHTC funds. During the fourth quarter of 2018, the Company recognized $13.4 million of incremental gains within discontinued operations associated with the components of the aforementioned transactions that were assessed to require such classification.

The table below summarizes the Company’s assets and liabilities related to discontinued operations reported in its Consolidated Balance Sheets:

	At		At
	December 31,		December 31,
(in thousands)	2018		2017
ASSETS
Cash and cash equivalents	$	─	$3,654
Restricted cash		─	16,073
Investments in debt securities		─	5,450
Investments in partnerships		─	4,456
Real estate, net		─	23,944
Other assets		─	7,653
Total assets of discontinued operations	$	─	$61,230

LIABILITIES
Debt	$	─	$8,308
Accounts payable and accrued expenses		─	3,454
Other liabilities		─	5,450
Total liabilities of discontinued operations	$	─	$17,212

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2018	2017
Interest on bonds	$6	$77
Interest on loans and short-term investments	746	394
Asset management fee and reimbursements	1,370	24,590
Other income	53	1,093
Interest expense	─	(123)
Salaries and benefits	(53)	(8,134)
General and administrative	(68)	(1,420)
Professional fees	(45)	(1,916)
Other expenses	(527)	(1,591)
Gains on sales and operations of real estate, net	63	6,549
Equity in income from unconsolidated funds and ventures	1	18
Income tax expense	─	(692)
Net income from discontinued operations, net of tax	1,546	18,845
Disposal:
Net gains on loans	400	─
Net losses on derivatives	─	(250)
Net gain on sale of business	─	251
Net gain on disposal of discontinued operations (1)	33,410	─
Net income from discontinued operations	$35,356	$18,846
Loss from discontinued operations allocable to noncontrolling interests	─	1,666
Net income to common shareholders from discontinued operations	$35,356	$20,512

(1)

Includes $3.4 million of cumulative translation adjustments reclassified out of AOCI and into earnings due to the sale of our international asset and investment management business as part of the Disposition.

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the year ended
	December 31,
(in thousands)	2018	2017
Depreciation and amortization	$29	$1,290
Capital expenditures	─	(123)

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs	(5,450)	─
Decrease in loans	(231)	─
Decrease in other assets ($24,140 related to CFVs)	(35,724)	─
Decrease in debt ($6,144 related to CFVs)	8,308	─
Decrease in accounts payable and accrued expenses	7,201	─
Decrease in other liabilities ($480 related to CFVs)	18,333	─
Decrease in noncontrolling interests in CFVs	5,620	─
Increase in accumulated other comprehensive income	(3,404)	─

Note 16—Consolidated Funds and Ventures

In instances where the Company had a minimal ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated LTPPs and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in our Consolidated Balance Sheets and Consolidated Statements of Operations.  Third party ownership in these CFVs is recorded in equity as “Noncontrolling interests in CFVs.”

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

Investments in LTPPs

The guaranteed LIHTC funds’ limited partner investments in LTPPs were accounted for using the equity method of accounting.  The following table summarizes the total amount of assets, debt and other liabilities of LTPPs:

	At	At
	December 31,	December 31,
(in thousands)	2018	2017
Total assets of the LTPPs (1)	$ ─	$1,085,998
Total debt of the LTPPs	─	771,027
Total other liabilities of the LTPPs	─	165,500

(1)	The assets of the LTPPs are primarily real estate and the liabilities are predominantly mortgage debt.

The following table provides information about the gross revenue, operating expenses and net loss of LTPPs related to CFVs:

	For the year ended
	December 31,
(in thousands)	2018		2017
Gross revenue	$	─	$150,711
Operating expenses		─	88,118
Net loss and net loss attributable to entity		─	(23,387)

Prior to the Disposition, the Company’s exposure to loss related to the guaranteed LIHTC funds and the underlying LTPPs had two elements (i) exposure to loss associated with our financial guarantees as described above and (ii) exposure to loss related to the Company’s investments in bonds that were dependent upon repayment by certain LTPPs within the guaranteed LIHTC funds.

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

Income Statement Summary:

The following section provides more information related to the income statement of the CFVs:

	For the year ended
	December 31,
(in thousands)	2018		2017
Revenue:
Interest and other income related to CFVs	$	─	$250

Expenses:
Interest expense		─	415
Professional fees		─	672
Asset management fee expense		─	5,698
Other expenses		─	1,825
Impairments		─	25,074
Total expenses related to CFVs		─	33,684

Equity in losses from LTPPs of CFVs		─	(14,547)
Net loss		─	(47,981)
Net losses allocable to noncontrolling interests in CFVs from continuing operations		─	43,673
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(4,308)

The following table provides details of net loss allocable to the common shareholders related to CFVs:

	For the year ended
	December 31,
(in thousands)	2018		2017
Equity in losses from LTPPs	$	─	$(4,320)
Equity in income from consolidated property partnerships		─	12
Other expenses		─	─
Net loss allocable to the common shareholders related to CFVs from continuing operations	$	─	$(4,308)

Note 17—Segment Information

At December 31, 2018, the Company invests in debt associated with renewable energy infrastructure and real estate and operates as a single reporting segment.  As discussed in Note 1, “Summary of Significant Accounting Policies,” as a result of the Disposition the Company no longer operates, or present the results of its operations, through three reportable segments that, as of December 31, 2017, included U.S. Operations, International Operations and Corporate Operations.  Therefore, all required segment information can be found in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2005

4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8‑A filed on May 5, 2015

10.1*	Municipal Mortgage & Equity LLC 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.2*	Municipal Mortgage & Equity LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 1, 2013

10.3*	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

10.4	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.5	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.6	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.7	Amended and Restated Limited Liability Company Operating Agreement of Renewable Energy Lending, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2016

10.8*	Purchase Agreement by and between the Company and Michael L. Falcone dated as of February 16, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

10.9*	Purchase Agreement by and between the Company and Gary A. Mentesana dated as of February 18, 2016	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

Exhibit No.	Description	Incorporation by Reference
10.10*	Employee Share Purchase Agreement by and between the Company and Michael L. Falcone dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.11*	Employee Share Purchase Agreement by and between the Company and Gary A. Mentesana dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.12*	Employee Share Purchase Agreement by and between the Company and David C. Bjarnason dated as of February 21, 2017	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 24, 2017

10.13	Master Transaction Agreement by and between the Company and Hunt Companies, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.14	Management Agreement by and between the Company and Hunt Investment Management, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.15	Purchase Money Note by and between Hunt FS Holdings II, LLC and the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.16	Pledge and Security Agreement by and between Hunt FS Holdings, LLC and the Company	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.17	Purchase and Sale Agreement by and among the Company and the MGM Principals	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.18	Woodside Transfer Agreement by and between the Company and MG Woodside, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.19	First Amendment to the Renewable Energy Lending, LLC Operating Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.20*	First Amendment to the Employment Agreement of Michael L. Falcone	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.21*	First Amendment to the Employment Agreement of David C. Bjarnason	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.22*	First Amendment to the Employment Agreement of Gary A. Mentesana	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.23*	Agreement Regarding Share Acquisition and Retention of Michael L. Falcone	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

Exhibit No.	Description	Incorporation by Reference
10.24*	Agreement Regarding Share Acquisition and Retention of David C. Bjarnason	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.25*	Agreement Regarding Share Acquisition and Retention of Gary A. Mentesana	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.26	Omnibus Consent and Amendment in Respect of Transaction Documents dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.27	Assignment and Assumption Agreement dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.28	Membership Interest Purchase Agreement by and between the Company and Renewable Developer Holdings, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2018

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	March 13, 2019	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 13, 2019
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	March 13, 2019
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Francis X. Gallagher	March 13, 2019
Name:	Francis X. Gallagher
Title:	Chairman of the Board of Directors

By:	/s/ Steven S. Bloom	March 13, 2019
Name:	Steven S. Bloom
Title:	Director

By:	/s/ J.P. Grant	March 13, 2019
Name:	J.P. Grant
Title:	Director

By:	/s/ Frederick W. Puddester	March 13, 2019
Name:	Frederick W. Puddester
Title:	Director

By:	/s/ Lisa Kay	March 13, 2019
Name:	Lisa Kay
Title:	Director

S-1