Form 10-Q
period 2019-03-31
MMA Capital Holdings, Inc.
filed 2019-05-10
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value Common Stock Purchase Rights	Trading Symbol(s) MMAC MMAC	Name of each exchange on which registered Nasdaq Capital Market Nasdaq Capital Market

There were 5,884,300 shares of common shares outstanding at May 2, 2019.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10‑Q for the period ended March 31, 2019 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  For a discussion of certain of those risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our 2018 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I – FINANCIAL INFORMATION

MMA Capital Holdings,  Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	March 31, 2019	December 31, 2018
Selected income statement data
Net interest income	$1,679	$2,260
Non-interest income	6,111	19,662
Other expenses	4,888	4,084
Net income before income taxes	2,902	17,838

Income tax (expense) benefit	(13)	54
Net (loss) income from discontinued operations, net of tax	(7)	13,384
Net income	$2,882	$31,276

Earnings per share data
Net income: Basic	$0.49	$5.34
Diluted	0.49	5.25

Average shares: Basic	5,882	5,859
Diluted	5,882	5,954

Market and per common share data
Market capitalization	$175,009	$145,586
Common shares at period-end	5,884	5,882
Share price during period:
High	33.88	27.45
Low	20.02	25.00
Closing price at period-end	30.29	25.20
Book value per common share: Basic and Diluted	36.11	36.20

Selected balance sheet data (period end)
Cash and cash equivalents	$28,773	$28,243
Investments in debt securities	81,102	97,190
Investment in partnerships	159,145	155,079
Loans held for investment	67,299	67,299
All other assets	20,022	16,575
Total assets	$356,341	$364,386

Debt	$140,239	$149,187
All other liabilities	3,635	2,289
Total liabilities	143,874	151,476
Common shareholders' equity	$212,467	$212,910

Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$212,910	$193,547
Net income	2,882	31,276
Other comprehensive loss	(3,140)	(13,288)
Common share repurchases	—	(1,810)
Common shares issued and options exercised	—	5,462
Cumulative change due to change in accounting principle	(267)	—
Other changes in common shareholders' equity	82	(2,277)
Common shareholders' equity - at end of period	$212,467	$212,910

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
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds and related financing, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (investments in bonds and related financings, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio as of December 31, 2018).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by recycling equity out of existing non-energy investments, such as bond-related investments with premiums that will otherwise decrease with the passage of time and other assets that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns.

We  are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”). Refer to Notes to Consolidated Financial Statements – Note 13, “Related Party Transactions and Transactions with Affiliates,” for additional information.

We operate as a single reporting segment.

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

Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures. Loans typically  range in size from $2 million to over $50 million, have durations between three months and five years, and are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses.  Through March 31, 2019, the Solar Ventures have made over 115 project-based loans that total $1.5 billion of debt commitments for the development of over 550 renewable energy project sites, which will generate over 4.2 gigawatts of renewable energy.

Investment Carrying Value

The carrying value of MMA’s equity investments in the Solar Ventures was $130.4 million and $126.3 million at March 31, 2019 and December 31, 2018, respectively. The $4.1 million increase in the carrying value of such investments was comprised of the following: (i) $52.0 million of capital contributions; (ii) $51.6 million of distributions received and (iii) $3.7 million of equity in income earned during the three months ended March 31, 2019. See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for additional information.

Investment Income

The Company earned $3.7 million and $0.4 million of equity in income from the Solar Ventures for the three months ended March 31, 2019 and March 31, 2018, respectively. The reported increase in the amount of equity in income from the Solar Ventures was primarily driven by (i) an increase in loan origination activity at SDL during the first quarter of 2019 and a year-over-year increase in the Company’s allocable share of SDL’s net income and (ii) the elimination of the preferred return previously earned by the Company’s former investment partner prior to the Company’s buyout of such interest on June 1, 2018. The favorable impact of these factors was partially offset by the effect of amortization into earnings of the purchase premium paid by the Company to buyout our former investment partner, which is reported as a reduction to equity in income earned by the Company. Refer to Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for additional information on the Company’s equity investments.

Lending Activities of the Solar Ventures

At March 31, 2019, the loans that were funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) of $232.1 million, a weighted-average remaining maturity of nine months and a weighted-average coupon of 10.7%.  These loans generated origination fees that ranged from 1.0% to 3.0% on committed capital and had fixed-rate coupons that ranged from 7.0% to 18.0%. The Solar Ventures had $156.1 million of unfunded loan commitments to borrowers at March 31, 2019.

As of March 31, 2019, over 90 of the Solar Ventures’ loans, totaling $1.1 billion of commitments, had been repaid, resulting in a weighted-average IRR (“WAIRR”) of 16.1% that was on average higher than originally underwritten. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR is higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the effects of: (i) operating expenses of the Solar Ventures; (ii) the preferred return earned by the Company’s former investment partner in REL; (iii) the amortization of the purchase premium paid by the Company to buyout our former investment partner and (iv) the opportunity cost of idle capital.

OA&L Portfolio

In our OA&L portfolio, we manage the Company’s cash, investment in bonds and related financing, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company.  An overview of the primary assets and liabilities within this portfolio follows.

Cash

As of March 31, 2019, we had $28.8 million of unrestricted cash and $5.7 million of restricted cash that was primarily pledged as collateral in connection with financial risk management and financing agreements.

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

The Company also has one municipal bond that finances the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development (this investment is hereinafter referred to as our “Infrastructure Bond”).

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

Table 1:  Bond-Related Investments – Summary

	At March 31, 2019
	Unpaid						Wtd. Avg.		Number	Number of
	Principal	Fair	Wtd. Avg.		Wtd. Avg.		Debt Service		of	Multifamily
(dollars in thousands)	Balance	Value	Coupon		Pay Rate (5)		Coverage (6)		Bonds (7)	Properties (7)
Multifamily tax-exempt bonds
Performing	$29,829	$32,472	6.89%		6.89%		1.35	x	4	4
Non-performing (1)	11,676	15,187	6.51%		4.18%		0.95	x	3	2
Subordinated cash flow (2)	9,620	10,361	6.78%		1.98%		N/A		3	—
Total multifamily tax-exempt bonds	$51,125	$58,020	6.78%	(4)	6.13%	(4)	1.23	x	10	6

Infrastructure Bond	$27,170	$25,572	6.30%		6.30%		1.15	x	1	N/A
Total Bond-Related Investments (3)	$78,295	$83,592	6.59%	(4)	6.20%	(4)	1.20	x	11	6

(1)

Includes bond investments that are 30 days or more past due in either principal or interest payments. On April 25, 2019, the Company received $13.1 million of net proceeds from the sale of an affordable housing property that secured one of the Company’s non-performing bond investments that had a fair value of $13.1 million at March 31, 2019.

(2)

Coupon interest on these investments is payable only to the extent sufficient cash flows are available for the debtor to make such payments. Therefore, because a payment default cannot occur in connection with these bond investments, debt service coverage is not calculated or disclosed for these instruments.

(3)

Includes one bond with a UPB and fair value of $1.6 million and $2.5 million, respectively, that was financed with TRS agreements that had a notional amount of $1.7 million and that was accounted for as a  derivative at March 31, 2019.  Our Bond-Related Investments also includes three bonds that are accounted for as a secured borrowing with a combined UPB and fair value of $28.2 million and $30.0 million, respectively, which were financed with TRS agreements that had a combined notional amount of $31.7 million.

(4)

Excludes the effects of subordinated cash flow bonds. If the Company had included the effects of subordinated cash flow bonds in the determination of these amounts, the weighted-average coupon for total multifamily tax-exempt bonds and for all Bond-Related Investments would have been 6.78% and 6.61%, respectively, at March 31, 2019, and the weighted-average pay rate for total multifamily tax-exempt bonds and for all Bond-Related Investments would have been 5.35% and 5.68%, respectively, at March 31, 2019.

(5)	Reflects cash interest payments collected as a percentage of the average UPB of corresponding bond investments for the preceding 12 months at March 31, 2019.
(6)

Calculated on a rolling 12‑month basis using property level information as of the prior quarter-end for those bonds with must pay coupons that are collateralized by multifamily properties. The Infrastructure Bond’s debt service coverage represents proforma coverage based upon its restructured terms.

(7)

For comparative purposes, at December 31, 2018, our Bond-Related Investments  were comprised of 14 bonds, which included 13 multifamily tax-exempt bonds that were collateralized by nine affordable multifamily rental properties.

The fair value of our Bond-Related Investments as a percentage of UPB increased from 106.0% at December 31, 2018, to 106.8% at March 31, 2019, while the weighted-average debt service coverage ratio associated with our Bond-Related Investments remained at 1.20x at March 31, 2019 compared to December 31, 2018. See Notes to Consolidated Financial Statements – Note 8, “Fair Value,” for additional information.

On January 3, 2019, the Company entered into agreements to sell one multifamily tax-exempt bond and one subordinate certificate interest in a multifamily tax-exempt bond for total net cash proceeds of $8.6 million that had an aggregate UPB and fair value of $8.5 million and $8.6 million, respectively. The settlement of these transactions resulted in the realization of a 1.5% premium above the UPB of such bond interests and the reclassification of $3.6 million of fair value gains on bond investments into earnings from accumulated other comprehensive income during the first quarter of 2019. Additionally, on March 27, 2019, the Company terminated a TRS agreement that was accounted for as a derivative with a notional amount of $16.5 million generating net proceeds to the Company of $0.2 million. We undertook these dispositions for the purpose of making more capital available to fund renewable energy lending investments and monetizing premiums on our Bond-Related Investments before they amortized, which would cause projected returns over that period to be lower than prospective investments in the Energy Capital portfolio.

Hunt Note

The Company has a secured loan receivable from Hunt (the “Hunt Note”) that has a carrying value of $67.0 million at March 31, 2019. The Hunt Note has  an initial term of seven years, is prepayable at any time and bears interest at the rate of 5.0% per annum. The UPB of the Hunt Note will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020.  Refer to Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information.

Real Estate-Related Investments

At March 31, 2019, we were an equity partner in four real estate-related investments consisting of (i) an 80.00% ownership interest in a joint venture that owns a mixed-use town center development and undeveloped land parcels, whose incremental tax revenues secure our Infrastructure Bond and (ii) three limited partner interests in partnerships that own affordable housing and in which our ownership interest ranged from 74.25% to 74.92%. The carrying value of these four investments was $20.0 million at March 31, 2019.

At March 31, 2018, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”).  SAWHF is a multi-investor fund managed by affiliates of International Housing Solutions S.à r.l. (“IHS”) that began operations in April 2008 and is currently in the process of exiting its investments.  The carrying value of the Company’s investment in SAWHF was $8.7 million at March 31, 2019.

At March 31, 2019, we owned one direct investment in real estate consisting of a parcel of land that is currently in the process of infrastructure development.  This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the first quarter of 2019, the Company invested $4.4 million for land improvements. The carrying value of the Company’s investment was $8.2 million at March 31, 2019.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized prior to their expiration.  As of December 31, 2018, the carrying value of our DTAs was $124.5 million; however, these assets were fully reserved because management determined that, as of such reporting date, it was not more likely than not that the Company would realize its DTAs. The Company’s DTAs remain fully reserved as of March 31, 2019.

Debt Obligations

The OA&L portfolio includes the Company’s  asset related debt, subordinated debt, notes payable and other debt.

The carrying value and weighted-average yield of debt obligations in the OA&L portfolio was $140.2 million and 4.2%, respectively, at March 31, 2019. Refer to Table 19, “Asset Related Debt and Other Debt,” for more information.

Interest Rate Risk Hedge Positions

We use interest rate swaps and caps to hedge interest rate risk associated with debt obligations in this portfolio.  The net fair value of these financial instruments was $2.9 million at March 31, 2019.

Carrying Values of the OA&L Portfolio

Table 2 provides financial information about the carrying values associated with the Company’s OA&L portfolio reported within the Company’s Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. The Company operates as a single reporting segment and as such, certain corporate assets and liabilities of the Company (deferred compensation, accounts payable and accrued expenses, prepaid expenses and state tax receivable) have been excluded from our comparative discussion of our OA&L portfolio because such items have not been allocated to the OA&L portfolio and will only be reported on a consolidated basis.

Table 2:  Carrying Values of the OA&L Portfolio

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Assets
Cash	$28,773	$28,243
Restricted cash (1)	5,668	5,635
Investments in debt securities (2) (includes $70,001 and $85,347 pledged as collateral)	81,102	97,190
Investment in partnerships (3)	28,701	28,740
Loans held for investment (4)	67,299	67,299
Derivative assets (5)	3,873	5,797
Real estate owned	8,216	3,769
Other assets	1,897	862
Total assets of the OA&L portfolio	$225,529	$237,535

Liabilities
Debt (6)	$140,239	$149,187
Interest payable	626	637
Total liabilities of the OA&L portfolio	$140,865	$149,824

Net assets of the OA&L portfolio (7)	$84,664	$87,711

(1)	Reflects that portion of the Company’s restricted cash balances that supports the execution of a financial guarantee and derivative instruments of the OA&L portfolio.
(2)	See Notes to Consolidated Financial Statements – Note 2, “Investments in Debt Securities,” for more information about the Company’s investments in debt securities.
(3)	See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for more information about the Company’s investments in partnerships.
(4)	See Notes to Consolidated Financial Statements – Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information about the Company’s loans.
(5)	See Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about the Company’s derivative instruments.
(6)	See Table 19 and Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about the Company’s debt obligations.

(7)	The reported amount of net assets does not include the effects of other expenses incurred by the Company in connection with the management of such portfolio.

Sources of Comprehensive Income from the OA&L Portfolio

Table 3 provides financial information about sources of comprehensive income associated with the Company’s OA&L portfolio for the three months ended March 31, 2019, and March 31, 2018. Consistent with the presentation of Table 2, “Carrying Values of the OA&L Portfolio,” for presentation purposes, discontinued operations and operating expenses (salaries and benefits, external management fees and reimbursable expenses, general and administrative, professional fees and tax related expenses) that were not directly attributable to the OA&L portfolio have been excluded from our comparative discussion of our results of operations. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information about the Company’s reported discontinued operations.

Table 3:  Sources of Comprehensive Income Associated with the OA&L Portfolio

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Interest income
Interest on bonds (1)	$1,043	$2,538	$(1,495)
Interest on loans and short-term investments (2)	935	739	196
Total interest income	1,978	3,277	(1,299)
Interest expense
Asset related debt (1)	299	611	(312)
Total interest expense	299	611	(312)
Net interest income	1,679	2,666	(987)

Non-interest income
Equity in income from unconsolidated funds and ventures (3)	257	411	(154)
Net gains on bonds	3,571	─	3,571
Net (losses) gains on derivatives (4)	(1,442)	2,309	(3,751)
Net losses on extinguishment of debt	(11)	─	(11)
Other income	17	44	(27)
Total non-interest income	2,392	2,764	(372)

Other expenses
Other interest expense (1)	1,209	1,036	173
Impairment	─	388	(388)
Other expenses	94	280	(186)
Total other expenses	1,303	1,704	(401)

Other sources of comprehensive income
Other comprehensive (loss) income (5)	(3,140)	9,160	(12,300)
Total other sources of comprehensive (loss) income	(3,140)	9,160	(12,300)

Net impact of sources of comprehensive (loss) income from the OA&L portfolio	$(372)	$12,886	$(13,258)

(1)

Excludes accrued interest associated with the investment and financing components of TRS agreements that are accounted for as derivatives; such accrued interest is classified in the Consolidated Statements of Operations as “Net (losses) gains on derivatives.”

(2)	Includes interest income earned in connection with restricted cash that is pledged in support of TRS agreements. Refer to Table 9, “Net Interest Income,” for more information.
(3)	Equity in income is generated from real estate partnerships.

(4)

Primarily includes fair value adjustments associated with TRS agreements that the Company accounts for as derivative instruments and interest rate derivatives that are used to hedge interest rate risk associated with the Company’s bond investments and subordinated debt. Refer to Table 11, “Net Gains,” for more information.

(5)

Reflects fair value adjustments recognized in connection with investments in debt securities and foreign currency translation adjustments reported in the Company’s Consolidated Balance Sheets for such reporting periods. Refer to Table 6, “Other Comprehensive (Loss) Income,” for more information.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity decreased from $212.9 million at December 31, 2018, to $212.5 million at March 31, 2019.  This $0.4 million decrease was driven by a  $0.2 million comprehensive loss and $0.2 million of other decreases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share decreased to $36.11 per share at March 31, 2019, representing a $0.09 per share decrease during the three months ended March 31, 2019.

Refer to “Consolidated Balance Sheet Analysis,” for more information about changes in common shareholders’ equity and other components of our Consolidated Balance Sheets.

Comprehensive (Loss) Income

We recognized comprehensive loss of $0.2 million in the first quarter of 2019, which consisted of $2.9 million of net income and $3.1 million of other comprehensive loss.  In comparison, primarily as a result of the Company’s sale of certain businesses and assets to Hunt in the first quarter of 2018 (the “Disposition”),  we recognized $27.5 million of comprehensive income, which consisted of $18.3 million of net income and $9.2 million of other comprehensive income.

Net income that we recognized in the first quarter of 2019 was primarily driven by equity in income from unconsolidated funds and ventures,  net gains on bonds and net interest income.  Refer to “Consolidated Results of Operations,” for more information about changes in common shareholders’ equity that is attributable to net income allocable to common shareholders.

Other comprehensive loss that we reported in the first quarter of 2019 was primarily attributable to the reclassification of fair value gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the sale of certain bond investments.  The impact of this reclassification was partially offset by net fair value gains that we recognized in AOCI during the first quarter of 2019 in connection with our Bond-Related Investments.  Refer to “Consolidated Balance Sheet Analysis,” for more information about other comprehensive income.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 4 provides a balance sheet summary for the periods presented.

Table 4:  Balance Sheet Summary

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2019	2018	Change
Assets
Cash and cash equivalents	$28,773	$28,243	$530
Restricted cash	5,668	5,635	33
Investments in debt securities	81,102	97,190	(16,088)
Investments in partnerships	159,145	155,079	4,066
Loans held for investment	67,299	67,299	─
Other assets	14,354	10,940	3,414
Total assets	$356,341	$364,386	$(8,045)

Liabilities
Debt	$140,239	$149,187	$(8,948)
Accounts payable and accrued expenses	3,629	2,289	1,340
Other liabilities	6	—	6
Total liabilities	$143,874	$151,476	$(7,602)

Basic and Diluted Common Shareholders' Equity	$212,467	$212,910	$(443)

Basic and diluted common shares outstanding	5,884	5,882	2
Basic and diluted common shareholders' equity per common share	$36.11	$36.20	$(0.09)

Common Shareholders’ Equity

Table 5 summarizes the changes in common shareholders’ equity for the periods presented.

Table 5:  Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Net income	$2,882	$18,340	$(15,458)
Other comprehensive (loss) income	(3,140)	9,160	(12,300)
Other changes in common shareholders' equity	(185)	13,340	(13,525)
Net change in common shareholders' equity	$(443)	$40,840	$(41,283)

Other Comprehensive (Loss) Income

Table 6 summarizes other comprehensive (loss) income for the periods presented.

Table 6:  Other Comprehensive (Loss) Income

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Bond related activity:
Bond fair value adjustments	$406	$(3,347)	$3,753
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(3,571)	—	(3,571)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment	—	(135)	135
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	—	9,415	(9,415)
Other comprehensive (loss) income related to bond activity	(3,165)	5,933	(9,098)
Income tax loss	—	(256)	256
Foreign currency translation adjustment	25	3,483	(3,458)
Other comprehensive (loss) income	$(3,140)	$9,160	$(12,300)

The Company recognized other comprehensive loss for the three months ended March 31, 2019 as compared to other comprehensive income recognized during the three months ended March 31, 2018, primarily as a result of (i) the recognition in the first quarter of 2018 of unrealized holding gains associated with bond investments that were no longer eliminated for reporting purposes and (ii) the reversal of $3.4 million cumulative translation adjustments due to the Disposition.

Other Changes in Common Shareholders’ Equity

Table 7 summarizes other changes in common shareholders’ equity for the periods presented.

Table 7:  Other Changes in Common Shareholders’ Equity

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Common shares issued	$—	$4,125	$(4,125)
Net change due to change in accounting principle	(267)	9,206	(9,473)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	—	(73)	73
Director share awards	82	82	─
Other changes in common shareholders' equity	$(185)	$13,340	$(13,525)

The amount of other changes in common shareholders’ equity for the three months ended March 31, 2019 decreased compared to that reported for the three months ended March 31, 2018, primarily as a result of (i) a $9.2 million cumulative transition adjustment to retained earnings that we recognized in the first quarter of 2018 in connection with the adoption of new revenue recognition accounting standards on January 1, 2018 (see “Adoption of New Accounting Standards” within Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies”) and (ii) the nonrecurring issuance of 125,000 common shares to Hunt during the first quarter of 2018 in connection with the Disposition.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations for the three months ended March 31, 2019 and March 31, 2018 and should be read in conjunction with our financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates,” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Income (loss) that was attributable to businesses or assets that were conveyed by the Company in the Disposition were reclassified for all reporting periods and reported separately as “Net (loss) income from discontinued operations, net of tax.”

Net Income

Table 8 summarizes net income for the periods presented.

Table 8:  Net Income

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Net interest income	$1,679	$2,666	$(987)
Non-interest income			─
Equity in income from unconsolidated funds and ventures	3,976	827	3,149
Net gains on bonds, derivatives and extinguishment of liabilities	2,118	2,309	(191)
Other income	17	44	(27)
Other expenses
Other interest expense	(1,209)	(1,036)	(173)
Other expenses	(3,679)	(8,075)	4,396
Net income (loss) from continuing operations before income taxes	2,902	(3,265)	6,167
Income tax (expense) benefit	(13)	856	(869)
Net (loss) income from discontinued operations, net of tax	(7)	20,749	(20,756)
Net income	$2,882	$18,340	$(15,458)

Net Interest Income

Net interest income represents interest income earned on our investment in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Table 9 summarizes net interest income for the periods presented.

Table 9:  Net Interest Income

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Interest income:
Interest on bonds	$1,043	$2,538	$(1,495)
Interest on loans and short-term investments	935	739	196
Total interest income	1,978	3,277	(1,299)
Asset related interest expense:
Bond related debt	(237)	(611)	374
Non-bond related debt	(62)	—	(62)
Total interest expense	(299)	(611)	312
Net interest income	$1,679	$2,666	$(987)

Net interest income for the three months ended March 31, 2019, decreased compared to that reported for the three months ended March 31, 2018, primarily due to a decrease in interest on bonds that was driven by the disposition of bond investments  and the termination of TRS agreements during the fourth quarter of 2018 and the first quarter of 2019. The reported decline in interest on bonds was partially offset by (i) a decrease in bond related interest expense, which stemmed from a reduction in the UPB of bond related debt as a result of the aforementioned disposition and termination transactions and (ii) the recognition of additional interest income associated with the Hunt Note, the UPB of which increased $10.0 million during the fourth quarter of 2018.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 10 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 10:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Solar Ventures	$3,720	$416	$3,304
U.S. real estate partnerships	12	119	(107)
SAWHF	244	292	(48)
Equity in income from unconsolidated funds and ventures	$3,976	$827	$3,149

Equity in income from unconsolidated funds and ventures increased for the Company’s various equity investments for the three months ended March 31, 2019, as compared to that reported for the three months ended March 31, 2018, primarily as a result of an increase in equity in income from the Solar Ventures. Such increase was largely attributable to an increase in equity in income from (i) an increase in loan origination activity at SDL during the first quarter of 2019 and a year-over-year increase in the Company’s allocable share of SDL’s net income and (ii) the elimination of the preferred return previously earned by the Company’s former investment partner prior to the Company’s buyout of such interest on June 1, 2018. The favorable impact of these factors was partially offset by (i) the reported decline in equity income from SAWHF, which was attributable to a reduction in the amount of net fair value gains recognized by SAWHF in connection with investment holdings, and (ii) a decrease in equity in income from U.S. real estate partnerships, which was primarily attributable to incremental expense recognized by the joint venture that owns a mixed-use town center development and that was associated with the incremental undeveloped land license fees that were assessed as part of the Company’s infrastructure bond restructuring that occurred during the fourth quarter of 2018. See Notes to the Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for additional information.

Net Gains Relating to Bonds, Derivatives and Extinguishment of Liabilities

Net gains may include net realized and unrealized gains relating to bonds, derivatives, real estate and other investments and loans as well as gains or losses realized by the Company in connection with the extinguishment of its recognized debt obligations (collectively referred to as “Net Gains”).

Table 11 summarizes Net Gains for the periods presented.

Table 11:  Net Gains

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Net gains on bonds	$3,571	$—	$3,571
Net (losses) gains on derivatives	(1,442)	2,309	(3,751)
Net losses on extinguishment of liabilities	(11)	—	(11)
Total Net Gains	$2,118	$2,309	$(191)

Net Gains for the three months ended March 31, 2019, decreased compared to those reported for the three months ended March 31, 2018, primarily due to net fair value losses that were driven by a decrease in interest rates that determine the amount of net cash settlements associated with such instruments. The impact of such losses was partially offset by $3.6 million of holding gains that were realized in connection with the sale of bond investments in the first quarter of 2019.

Other Interest Expense

Other interest expense represents our cost of funding associated with debt obligations that do not finance our interest earning assets.

Table 12 summarizes other interest expense for the periods presented.

Table 12:  Other Interest Expense

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Subordinated debt	$(946)	$(719)	$(227)
Notes payable and other debt	(263)	(317)	54
Other interest expense	$(1,209)	$(1,036)	$(173)

Other interest expense for the three months ended March 31, 2019, increased compared to that reported for the three months ended March 31, 2018, primarily as a result of an increase in the variable interest rate associated with our subordinated debt.

Other Expenses

Other expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 13 summarizes other expenses for the periods presented.

Table 13:  Other Expenses

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Salaries and benefits	$—	$(1,304)	$1,304
External management fees and reimbursable expenses	(2,268)	(2,519)	251
General and administrative	(314)	(348)	34
Professional fees	(967)	(3,214)	2,247
Other expenses	(130)	(690)	560
Total other expenses	$(3,679)	$(8,075)	$4,396

Other expenses for the three months ended March 31, 2019, declined compared to those reported for the three months ended March 31, 2018, primarily due to a reduction in (i) nonrecurring professional fees that were incurred in the first quarter of 2018 in connection with the Disposition and our investment in SAWHF and (ii) stock compensation-related expense resulting from the exercise of all stock options as of December 31, 2018.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Table 14  summarizes our (loss) income from discontinued operations, net of tax, related to the sale of certain businesses and assets.

Table 14:  Net (Loss) Income from Discontinued Operations

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
(Loss) income from discontinued operations	$(7)	$397	$(404)
Net gain from disposal of business	─	20,352	(20,352)
Net (loss) income from discontinued operations	$(7)	$20,749	$(20,756)

Net (loss) income from discontinued operations for the three months ended March 31, 2019, decreased compared to that reported for the three months ended March 31, 2018, primarily due to $20.4 million of nonrecurring net gains recognized in the first quarter of 2018 in connection with the Disposition.  See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information.

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

Summary of Cash Flows

Table 15 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though changes in such balances that were attributable to consolidated funds and ventures (“CFVs”) are separately identified in such tabular disclosure.  However, changes in net cash flows that are reported in Tables 16,  17 and 18 are exclusive of changes in cash of CFVs. The Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed Low-Income Housing Tax Credit (“LIHTC”) funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.

At  March 31, 2019 and March 31, 2018, $5.7 million and $15.9 million, respectively, of amounts presented below in Table 15 represented restricted cash.

Table  15:  Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash

For the three months ended
(in thousands)	March 31, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash (used in) provided by:
Operating activities	(649)
Investing activities	2,409
Financing activities	(1,197)
Net increase in cash, cash equivalents and restricted cash	563
Cash, cash equivalents and restricted cash at end of period	$34,441

	For the three months ended March 31, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash used in:
Operating activities	(10,324)	—	(10,324)
Investing activities	(15,533)	(24,554)	(40,087)
Financing activities	(461)	—	(461)
Net decrease in cash, cash equivalents and restricted cash	(26,318)	(24,554)	(50,872)
Cash, cash equivalents and restricted cash at end of period	$49,314	$—	$49,314

Operating Activities

Table 16 provides information about net cash flows provided by, or used in, operating activities for the periods presented.  Cash flows from operating activities include, but are not limited to, interest income on our investments, income distributions from our investments in unconsolidated funds and ventures and advances on loans held for sale.

Table 16:  Net Cash Flows Associated With Operating Activities

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Interest income	$1,201	$3,878	$(2,677)
Distributions received from investments in partnerships	1,615	1,894	(279)
Asset management fees received	—	398	(398)
Other income	3	61	(58)
Advances on loans held for sale	—	(9,000)	9,000
Salaries and benefits	—	(164)	164
Interest paid	(1,593)	(1,806)	213
Professional fees	(723)	(3,638)	2,915
External management fees and reimbursable expenses	(1,163)	—	(1,163)
Derivative terminations	201	—	201
General and administrative	(145)	(222)	77
Other expenses	(51)	(613)	562
Other	6	(1,112)	1,118
Net cash flows used in operating activities	$(649)	$(10,324)	$9,675

Net cash flows associated with operating activities increased by $9.7 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This net increase in net cash flows was primarily driven by (i) the purchase of a $9.0 million senior loan during the first quarter of 2018 from a Morrison Grove Management (“MGM”) affiliate that we designated as held for sale and (ii)  nonrecurring professional fees incurred in the first quarter of 2018 in connection with the Disposition.  The effects of these items were partially offset by a decline in interest income received from bond investments that was attributable to disposition transactions and the termination of TRS agreements during the fourth quarter of 2018 and first quarter of 2019.

Investing Activities

Table 17 provides information about net cash flows provided by, or used in, investing activities for the periods presented.  Net cash flows associated with investing activities include, but are not limited to: principal payments, capital contributions and distributions, and sales proceeds from the sale of bonds, loans and real estate and other investments.

Table 17:  Net Cash Flows Associated With Investing Activities

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Principal payments and sales proceeds received on bonds and loans held for investment	$8,640	$521	$8,119
Proceeds from the sale of real estate and other investments	—	63	(63)
Cash and restricted cash derecognized in the Disposition	—	(21,942)	21,942
Capital distributions received from investments in partnerships	50,216	9,566	40,650
Investments in partnerships and real estate	(56,447)	(3,741)	(52,706)
Net cash flows provided by (used in) investing activities	$2,409	$(15,533)	$17,942

Net cash flows provided by investing activities during the three months ended March 31, 2019, increased by $17.9 million as compared to amounts used in investing activities during the three months ended March 31, 2018. This net increase was primarily driven by: (i) a $40.7 million increase in capital distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; (ii) an $8.1 million increase in principal payments and sales proceeds received on our bond-related investments and (iii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition during the first quarter of 2018. The effects of these items were partially offset by a $52.7 million increase in capital contributions to the Company’s investments in partnerships during the first quarter of 2019,  of which $52.0 million related to the Solar Ventures.

Financing Activities

Table 18 provides information about net cash flows provided by, or used in, financing activities for the periods presented.

Table 18:  Net Cash Flows Associated With Financing Activities

	For the three months ended
	March 31,
(in thousands)	2019	2018	Change
Proceeds from borrowing activity	$—	$12,189	$(12,189)
Repayment of borrowings	(1,197)	(16,775)	15,578
Issuance of common shares	—	4,125	(4,125)
Net cash flows used in financing activities	$(1,197)	$(461)	$(736)

Net cash flows used in financing activities during the three months ended March 31, 2019, increased by $0.7 million as compared to amounts used during the three months ended March 31, 2018. This increase in net cash flows used for such activities was primarily attributable to: (i) no borrowing activity or common share issuances during the first quarter of 2019 and (ii) a significant decrease in the first quarter of 2019 in the amount of net cash flows used to repay borrowings whereas, in the first quarter of 2018, $16.3 million of cash was used to terminate a total return swap that financed one of our bond-related investments.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with the execution of TRS agreements that we use to finance a portion of our investments in bonds, as well as subordinated debt and other notes payable.  The major types of debt obligations of the Company are further discussed below.

Table 19 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2019 and December 31, 2018.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about these contractual commitments.

Table 19:  Asset Related Debt and Other Debt

	At		At
	March 31, 2019		December 31, 2018
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt (1)
Notes Payable and Other Debt
Bond related debt	$31,637	2.9%	$39,255	3.7%
Non-bond related debt	4,500	5.0	5,000	5.0
Total asset related debt	36,137	3.2	44,255	3.9

Other Debt (2)
Subordinated debt	97,163	3.9	97,722	3.7
Notes payable and other debt	6,939	14.8	7,210	14.7
Total other debt	104,102	4.6	104,932	4.5

Total debt	$140,239	4.2%	$149,187	4.3%

(1)	Asset related debt is debt that finances interest-bearing assets. The interest expense from this debt is included in “Net interest income” on the Consolidated Statements of Operations.
(2)

Other debt is debt that does not finance interest-bearing assets.  The interest expense from this debt is included in “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Asset Related Debt

Bond Related Debt

These debt obligations primarily pertain to bonds that are classified as available-for-sale and that were financed by the Company through TRS agreements.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Non-bond Related Debt

This debt obligation pertains to a note payable that the Company incurred in the fourth quarter of 2018 in connection with the Company acquiring $10.0 million in Hunt notes from the MGM principals contemporaneously with Hunt’s settlement of MGM’s LIHTC business and certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter as the “MGM Agreements”).  At March 31, 2019 and December 31, 2018, this debt had a UPB of $4.5 million and $5.0 million, respectively. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Subordinated Debt

At March 31, 2019 and December 31, 2018, the Company had subordinated debt with a UPB of $89.4 million and $89.8 million, respectively.  The carrying value and weighted-average yield of this debt at March 31, 2019 and December 31, 2018 is provided above in Table 19.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At March 31, 2019 and December 31, 2018, the Company had notes payable and other debt with a UPB of $7.1 million and $7.4 million, respectively.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Covenant Compliance and Debt Maturities

At March 31, 2019 and December 31, 2018, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

The Company had no unfunded loan commitments at March 31, 2019 and December 31, 2018.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

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

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”) designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan runs for five years, or until the Board determines the plan is no longer required, whichever comes first.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing such limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At March 31, 2019, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, that held greater than  a 4.9% interest in the Company.  In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements is based on the application of generally accepted accounting principles in the U.S. (“GAAP”), which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that we believe to be reasonable under the circumstances known to us at the time.  Actual results could differ materially from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented and have discussed those policies with our Audit Committee.

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors.  See Part I, Item 1A. “Risk Factors” in our 2018 Annual Report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	fair value measurement of financial instruments;
•	consolidation; and
•	income taxes.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2018 Annual Report for a discussion of these critical accounting policies and estimates.

ACCOUNTING AND REPORTING DEVELOPMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

Item 1.  Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$28,773	$28,243
Restricted cash	5,668	5,635
Investments in debt securities (includes $70,001 and $85,347 pledged as collateral)	81,102	97,190
Investments in partnerships	159,145	155,079
Loans held for investment (includes $67,000 of related party loans at March 31, 2019 and December 31, 2018)	67,299	67,299
Other assets	14,354	10,940
Total assets	$356,341	$364,386

LIABILITIES AND EQUITY
Debt	$140,239	$149,187
Accounts payable and accrued expenses	3,629	2,289
Other liabilities	6	─
Total liabilities	$143,874	$151,476

Commitments and contingencies (see Note 10)

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019	─	─
Common shares, no par value, 50,000,000 shares are authorized (5,777,776 and 5,777,216 shares issued and outstanding and 106,524 and 104,464 non-employee directors' deferred shares issued at March 31, 2019 and December 31, 2018)	177,910	175,213
Accumulated other comprehensive income ("AOCI")	34,557	37,697
Total shareholders’ equity	212,467	212,910
Total liabilities and equity	$356,341	$364,386

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2019	2018
Interest income
Interest on bonds	$1,043	$2,538
Interest on loans and short-term investments	935	739
Total interest income	1,978	3,277
Asset related interest expense
Bond related debt	237	611
Non-bond related debt	62	─
Total interest expense	299	611
Net interest income	1,679	2,666

Non-interest income
Equity in income from unconsolidated funds and ventures	3,976	827
Net gains on bonds	3,571	─
Net (losses) gains on derivatives	(1,442)	2,309
Net losses on extinguishment of liabilities	(11)	─
Other income	17	44
Non-interest income	6,111	3,180

Other expenses
Interest expense	1,209	1,036
Salaries and benefits	─	1,304
External management fees and reimbursable expenses	2,268	2,519
General and administrative	314	348
Professional fees	967	3,214
Impairments	─	388
Other expenses	130	302
Total other expenses	4,888	9,111

Net income (loss) before income taxes	2,902	(3,265)
Income tax (expense) benefit	(13)	856
Net income (loss) from continuing operations	2,889	(2,409)
Net (loss) income from discontinued operations, net of tax	(7)	20,749
Net income	$2,882	$18,340

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended
	March 31,
	2019	2018
Basic and diluted income per common share:
Income (loss) from continuing operations	$0.49	$(0.42)
Income from discontinued operations	─	3.67
Income per common share	$0.49	$3.25

Weighted-average common shares outstanding:
Basic and diluted	5,882	5,650

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2019	2018
Net income	$2,882	$18,340

Other comprehensive (loss) income
Bond related changes:
Net unrealized gains (losses)	406	(3,347)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(3,571)	─
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")	─	(135)
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	─	9,415
Net change in other comprehensive (loss) income due to bonds	(3,165)	5,933
Income tax expense	─	(256)
Foreign currency translation adjustment	25	3,483
Other comprehensive (loss) income	(3,140)	9,160

Comprehensive (loss) income	$(258)	$27,500

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the three months ended March 31, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	─	2,882	─	2,882
Other comprehensive loss	─	─	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	─	82
Cumulative change due to change in accounting principle	─	(267)	─	(267)
Balance, March 31, 2019	5,884	$177,910	$34,557	$212,467

	For the three months ended March 31, 2018
					Noncontrolling
					Interest in
					Consolidated
				Total Common	Funds and
	Common Equity Before			Shareholders’	Ventures
	AOCI		AOCI	Equity	("CFVs")	Total Equity
	Shares	Amount
Balance, January 1, 2018	5,617	$96,420	$41,153	$137,573	$89,529	$227,102
Net income	─	18,340	─	18,340	─	18,340
Other comprehensive income	─	─	9,160	9,160	─	9,160
Purchase of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)	─	(73)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	82	─	82	─	82
Net change due to deconsolidation	─	─	─	─	(89,529)	(89,529)
Cumulative change due to change in accounting principle	─	9,206	─	9,206	─	9,206
Common shares issued	125	4,125	─	4,125	─	4,125
Balance, March 31, 2018	5,745	$128,100	$50,313	$178,413	$ ─	$178,413

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,882	$18,340
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses and impairment	─	388
Net equity in income from investments in partnerships	(3,976)	(827)
Net gains on bonds	(3,571)	─
Net gains on real estate and other investments	─	(63)
Gain on disposal of discontinued operations	─	(20,352)
Net losses (gains) on derivatives	1,923	(1,581)
Net losses on extinguishment of liabilities	11	─
Advances on, originations and purchases of loans held for sale	─	(9,000)
Distributions received from investments in partnerships	1,615	1,894
Depreciation and amortization	(96)	(305)
Foreign currency losses	44	195
Stock-based compensation expense	82	1,274
Other, net	437	(287)
Net cash used in operating activities	(649)	(10,324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	8,640	521
Investments in partnerships and real estate	(56,447)	(3,741)
Proceeds from the sale of real estate and other investments	─	63
Cash and restricted cash derecognized in the Disposition	─	(23,009)
Restricted cash related to deconsolidated guaranteed Low-Income Housing Tax Credit ("LIHTC") funds	─	(23,487)
Capital distributions received from investments in partnerships	50,216	9,566
Net cash provided by (used in) investing activities	2,409	(40,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	─	12,189
Repayment of borrowings	(1,197)	(16,775)
Issuance of common shares	─	4,125
Net cash used in financing activities	(1,197)	(461)
Net increase (decrease) in cash, cash equivalents and restricted cash	563	(50,872)
Cash, cash equivalents and restricted cash at beginning of period	33,878	100,186
Cash, cash equivalents and restricted cash at end of period	$34,441	$49,314

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,593	$1,806
Income taxes paid	─	214

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(3,140)	9,160
Debt and liabilities extinguished through sales and collections on bonds	7,624	203
Decrease in bonds and common shareholders' equity due to change in accounting principle	266	─
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principle	─	9,206
Increase in loans from the Disposition	─	57,000
Increase in investments in debt securities from the Disposition	─	17,986
Increase in other assets from the Disposition	─	2,075
Increase in deferred revenue from the Disposition	─	(13,000)
Increase in accumulated other comprehensive income from the Disposition	─	(9,415)

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	─	(98,760)
Decrease in other assets	─	(5,174)
Decrease in debt	─	6,712
Decrease in unfunded equity commitments to lower tier property partnerships	─	8,003
Decrease in other liabilities	─	35,850
Decrease in noncontrolling interests	─	83,909

	At	At
	March 31,	March 31,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$28,773	$33,444
Restricted cash	5,668	15,870
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$34,441	$49,314

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
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds and related financing, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (investments in bonds and related financings, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio as of December 31, 2018).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by recycling equity out of existing non-energy investments, such as bond-related investments with premiums that will otherwise decrease with the passage of time and other assets that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns.

We are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

We operate as a single reporting segment.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company evaluates subsequent events through the date of filing with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Statements of Operations for all reporting periods presented by reclassifying “Equity in income from unconsolidated funds and ventures” and all net gains (losses) associated with the Company’s bonds, loans, derivatives, real estate, other investments and the extinguishment of debt obligations as a component of “Non-interest income.”

Additionally, the Company reclassified for all reporting periods certain discontinued operations that occurred during the fourth quarter of 2018 as a result of the assignment and settlement of certain agreements completing the Company’s disposition of its LIHTC related assets. Furthermore, we made certain reclassifications to prior year financial statements in order to enhance their comparability with current year financial statements.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management made estimates in certain areas, including the determination of fair values for bonds, derivative instruments and guarantee obligations. Management also made estimates in the determination and measurement of impairment of investments in bonds and real estate. Actual results could differ materially from these estimates.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.” This guidance amends the amortization period for certain callable debt securities held at a premium, shortening such period to the earliest call date. We adopted this new guidance on its effective date of January 1, 2019. Upon adoption of this guidance, the Company assessed that certain of our bond investments were being held at a premium resulting in a change to the amortization period. As such, during the first quarter of 2019, the Company recognized a cumulative effect adjustment of $0.3 million to retained earnings.

Accounting for Income Taxes

In February 2018, the FASB issued ASU No. 2018‑02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This new guidance permits companies to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from AOCI to retained earnings and also requires new disclosures. We adopted this new guidance on its effective date of January 1, 2019. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

Accounting for Stock Compensation

In June 2018, the FASB issued ASU 2018‑07,  “Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.”    This guidance expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. We adopted this new guidance on its effective date of January 1, 2019. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments Improvements.”  This guidance is intended to reduce the complexity of United States (“U.S.”) GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This guidance establishes an impairment methodology that reflects lifetime expected credit losses rather than incurred losses. This guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

The Company’s investments in other real estate-related bonds consist of one tax-exempt bond at March 31, 2019 and December 31, 2018, that financed the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development and its landowners.

The weighted-average pay rate on the Company’s bond investments was 6.2% at March 31, 2019 and December 31, 2018.  Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at March 31, 2019 and December 31, 2018.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$49,493	$25,689	$29,840	$55,529	112%
Other real estate-related bond investments	27,170	20,953	4,620	25,573	94%
Total	$76,663	$46,642	$34,460	$81,102	106%

	At
	December 31, 2018
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$65,162	$38,653	$33,564	$72,217	111%
Other real estate-related bond investments	27,170	20,912	4,061	24,973	92%
Total	$92,332	$59,565	$37,625	$97,190	105%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $16.1 million decrease in the reported fair value of the Company’s  investments in debt securities for the three months ended March 31, 2019.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments.  If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents.  At March 31, 2019, the majority of the Company’s bond investments amortize on a scheduled basis and have stated maturity dates between August 2033 and December 2048. The Company also had four non-amortizing bonds with principal due in full between November 2044 and August 2048 (the total cost basis and fair value of these bonds were $2.9 million and $16.7 million, respectively, at March 31, 2019).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date.  The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at March 31, 2019, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
March 31, 2019	$28,998	$21,221	$27,679
April 1 through December 31, 2019	─	─	─
2020	─	─	─
2021	17,459	4,107	19,670
2022	30,206	21,314	33,753
2023	─	─	─
Thereafter	─	─	─
Bonds that may not be prepaid	─	─	─
Total	$76,663	$46,642	$81,102

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at March 31, 2019 was 2.7 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Total current	$65,915	$84,307
30-59 days past due	─	─
60-89 days past due	2,107	─
90 days or greater	13,080	12,883
Total	$81,102	$97,190

Troubled Debt Restructurings

The Company may periodically agree to modify the contractual terms of its investments in debt securities in the interest of attempting to obtain more cash or other value from a debtor than it otherwise would, or to increase the probability of receipt, by granting a concession to a borrower. If the Company makes an economic concession to a borrower that is experiencing financial difficulty, the Company will typically assess a modification or other form of concession to represent a troubled debt restructuring (“TDR”) for reporting purposes.

There were no TDRs for the three months ended March 31, 2019 and March 31, 2018.

Nonaccrual Bonds

The fair value of the Company’s investments in bonds that were on nonaccrual status was $15.2 million and $12.9 million at March 31, 2019 and December 31, 2018, respectively.  The Company recognized interest income on a cash basis of $0.1 million for the three months ended March 31, 2019 and March 31, 2018.  Interest income not recognized on bonds that were on nonaccrual status was $0.1 million and $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Bond Sales and Redemptions

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $8.6 million for the three months ended March 31, 2019.  There were no sales or full redemption of investments in bonds during the three months ended March 31, 2018.

The following table provides information about gains or losses that were recognized in the Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended
	March 31,
(in thousands)	2019		2018
OTTI losses recognized on bonds held at each period-end	$	─	$(6)
Gains recognized at time of sale or redemption		3,571	─
Total net gains (losses) on bonds		$3,571	$(6)

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Investment in Solar Ventures	$130,444	$126,339
Investments in U.S. real estate partnerships (includes $883 and $898 related to variable interest entities ("VIEs")) (1)	19,973	19,961
Investment in South Africa Workforce Housing Fund ("SAWHF")	8,728	8,779
Total investments in partnerships	$159,145	$155,079

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

Investment in Solar Ventures

At  March 31, 2019, the carrying value of the Company’s equity investments in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) was $68.0 million, $2.9 million and $59.5 million, respectively. The Company held ownership interests of 50.0% in SCL and SPL, and 42.0% in SDL as of March 31, 2019. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting.

As of March 31, 2018, the Company had accounted for its equity investment in Renewable Energy Lending, LLC (“REL”) pursuant to the equity method of accounting.  However, effective June 1, 2018, with the Company’s buyout of our prior investment partner’s ownership interest in REL, the Company became the sole owner of REL and consolidated this entity for reporting purposes in all subsequent reporting periods. As a result, the Company’s equity investment in REL was eliminated for reporting purposes at each subsequent reporting period and REL’s equity investments in SCL and SPL are reported as direct investments of the Company at such reporting date. The $5.1 million purchase price paid by the Company to our prior investment partner on June 1, 2018, was allocated to the net assets acquired based upon their relative fair values.  Such allocation resulted in a cumulative basis adjustment of $4.5 million being allocated to the Company’s investments in SCL and SPL, an adjustment of which represented the difference between the Company’s acquisition cost basis of its investments and the historical cost basis of the investments at the partnership level. This basis difference is amortized over the remaining investment period of each respective partnership.  For the three months ended March 31, 2019, the amortization expense related to such basis difference was $0.2 million. As of March 31, 2019, the unamortized balance of the Company’s basis difference was $3.8 million.

On November 28, 2018, the Company, our investment partner and Hunt entered into an agreement whereby Hunt was admitted as a member of SDL solely for the purpose of an investment in a specific loan. The maximum principal amount of the loan was $58.8 million with Hunt and the Company obligated to contribute 30% and 20%, respectively, and our investment partner was obligated to contribute the remaining 50% of the funding commitment of such loan. On April 1, 2019, the Company purchased Hunt’s 30% ownership interest in SDL for $11.3 million, which increased our ownership interest in SDL to 50.0% as of such date. Refer to Note 13, “Related Party Transactions and Transactions with Affiliates,” for additional information.

The following table provides information about the carrying amount of total assets and liabilities of all investees for which the Company had an equity method investment:

	At	At
	March 31,	December 31,
	2019	2018
(in thousands)
Total assets	$299,606	$279,960
Other liabilities	23,518	12,833

The following table provides information about the gross revenue, operating expenses and net income of all investees for which the Company had an equity method investment:

	For the three months ended
	March 31,
(in thousands)	2019	2018
Gross revenue	$10,334	$6,799
Operating expenses	1,894	1,386
Net income	8,492	5,245
Net income attributable to the entity	8,492	4,133

Investments in U.S. Real Estate Partnerships

At March 31, 2019,  $19.1 million of the reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels. The Company has the right to a preferred return on its unreturned capital contributions, as well as the right to share in excess cash flows of the real estate venture.  As of March 31, 2019, the Company held a 75.01% economic interest based upon the partnership’s distribution waterfall.  This entity was determined not to be a VIE because decision-making rights are shared equally among its members. As such, the Company accounts for this investment using the equity method of accounting.

At March 31, 2019, $0.9 million of the reported carrying value of investments in U.S. real estate partnerships related to three limited partner interests in three affordable housing partnerships that the Company acquired for $3.3 million in which our ownership interest ranged from 74.25% to 74.92%.  While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary.  Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting.

At March 31, 2019 and December 31, 2018, four of the U.S. real estate partnerships in which we have investments were determined to be VIEs.  The carrying value of the equity investments in these partnerships was $0.9 million at March 31, 2019 and December 31, 2018.  For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment.  Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of these investments, we measure our maximum exposure to loss based upon the carrying value of these investments. At March 31, 2019 and December 31, 2018, our maximum exposure to loss due to our involvement with these VIEs was $0.9 million.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2019	2018
(in thousands)
Total assets	$55,077	$56,238
Debt	6,061	6,530
Other liabilities	32,310	32,165

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2019	2018
Gross revenue	$664	$801
Operating expenses	470	537
Net loss and net loss attributable to the entity	(879)	(309)

Investment in SAWHF

At March 31, 2019, the carrying value of the Company’s  11.85% equity investment in SAWHF was $8.7 million.  As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets, debt and other liabilities of SAWHF:

	At	At
	March 31,	December 31,
	2019	2018
(in thousands)
Total assets	$74,033	$74,803
Other liabilities	154	496

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended
	March 31,
(in thousands)	2019	2018
Gross revenue	$199	$4,319
Operating expenses	331	1,840
Net income and net income attributable to the entity	2,034	2,479

Note 4—Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Loans HFI	$67,299	$67,299
Loans HFS	─	─
Total loans	$67,299	$67,299

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses.

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
UPB	$68,050	$68,050
Cost basis adjustments, net	(751)	(751)
Loans HFI, net	$67,299	$67,299

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	March 31,		December 31,
(in thousands)	2019		2018
	UPB	Carrying value	UPB	Carrying value
Total current	$67,000	$67,000	$67,000	$67,000
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$68,050	$67,299	$68,050	$67,299

At March 31, 2019 and December 31, 2018, the Company did not have any loans for which it elected the fair value option (“FVO”).

At March 31, 2019 and December 31, 2018, the UPB of HFI loans that were placed on nonaccrual status was $1.1 million while the carrying value of these loans was $0.3 million as of such reporting dates.

At March 31, 2019 and December 31, 2018, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

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

At March 31, 2019 and December 31, 2018, the cost basis and carrying value of the Company’s HFS loans were $6.0 million and zero, respectively, as of such reporting dates.

During the three months ended March 31, 2019 and March 31, 2018, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

There were no unfunded loan commitments at March 31, 2019 and December 31, 2018.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Other assets:
Real estate owned	$8,216	$3,769
Derivative assets	3,873	5,797
Accrued interest receivable	1,888	854
Other assets	377	520
Total other assets	$14,354	$10,940

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Building, furniture, fixtures and land improvement	$5,597	$1,150
Land	2,619	2,619
Total	$8,216	$3,769

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.

The Company’s OA&L portfolio includes the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first quarter of 2019, the Company invested $4.4 million for land improvement. As a result of the development activity, no depreciation expense was recognized in connection with this land investment for the three months ended March 31, 2019 and March 31, 2018, nor were any impairment losses recognized by the Company during such reporting periods in connection with REO.

Derivative Assets

At March 31, 2019 and December 31, 2018, the Company had recognized $3.9 million and $5.8 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2019 and December 31, 2018:

	At		At
	March 31, 2019		December 31, 2018
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value	Rate	Value	Rate
Asset Related Debt
Notes Payable and Other Debt
Bond related debt (1)
Due within one year	$223	2.9%	$317	4.0%
Due after one year	31,414	2.9	38,938	3.7
Non-bond related debt
Due within one year	1,500	5.0	1,500	5.0
Due after one year	3,000	5.0	3,500	5.0

Total asset related debt	36,137	3.2	44,255	3.9

Other Debt
Subordinated debt (2)
Due within one year	2,218	3.9	2,232	3.7
Due after one year	94,945	3.9	95,490	3.7
Notes payable and other debt (3)
Due within one year	─	─	─	─
Due after one year	6,939	14.8	7,210	14.7

Total other debt	104,102	4.6	104,932	4.5

Total debt	$140,239	4.2	$149,187	4.3

(1)	Included in notes payable and other debt – bond related debt were unamortized debt issuance costs. The balance at March 31, 2019 and December 31, 2018 was de minimis.
(2)

The subordinated debt balances include net cost basis adjustments of $7.8  million and $7.9 million at March 31, 2019 and December 31, 2018, respectively, that pertain to premiums and debt issuance costs.

(3)	Included in notes payable and other debt – other debt were unamortized debt issue costs of $0.2 million at March 31, 2019 and December 31, 2018.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March 31, 2019:

Asset Related Debt
(in thousands)	and Other Debt
2019	$2,506
2020	28,932
2021	14,008
2022	1,879
2023	1,846
Thereafter	83,510
Net premium and debt issue costs	7,558
Total debt	$140,239

At March 31, 2019, the Company was in compliance with all covenants under its debt obligations.

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

In cases where a TRS agreement was involved in a conveyance that was not accounted for as a sale, and as of March 31, 2019, the Company’s counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bonds and the Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread. The Company uses the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty. At March 31, 2019, the weighted-average effective interest rates on these debt obligations was 2.9%.

At March 31, 2019, the maturity dates of bond related debt obligations that were recognized in transfers that involved TRS agreements were July 8, 2020 and June 21, 2021.

Non-bond Related Debt

This debt obligation bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026.  The UPB and carrying value of this debt obligation was $4.5 million at March 31, 2019.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company.  The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at March 31, 2019:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,393	$2,369	$28,762	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	23,999	2,165	26,164	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	13,834	1,153	14,987	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,153	2,097	27,250	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$89,379	$7,784	$97,163

Notes Payable and Other Debt

At March 31, 2019, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $7.1 million and $6.9 million, respectively.  Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%.  At March 31, 2019, the JIBAR base rate was 7.15%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.8%.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2019 and December 31, 2018.

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

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis. Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of such instruments are recognized in the Consolidated Statements of Operations as a component of “Net (losses) gains on derivatives.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At			At
	March 31, 2019			December 31, 2018
(in thousands)	Assets	Liabilities		Assets	Liabilities
Total return swaps	$776	$	─	$1,130	$	─
Basis swaps	665		─	808		─
Interest rate caps	520		─	998		─
Interest rate swaps	1,733		─	2,674		─
Foreign currency forward exchange	179		─	187		─
Total carrying value of derivative instruments	$3,873	$	─	$5,797	$	─

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2019	2018
Total return swaps	$1,714	$18,278
Basis swaps	35,000	35,000
Interest rate caps	35,000	80,000
Interest rate swaps	65,000	65,000
Foreign currency forward exchange	4,534	4,331
Total notional amount of derivative instruments	$141,248	$202,609

During the three months ended March 31, 2019, the notional amount of interest rate derivative instruments and total return swaps significantly decreased. The following table attributes the decrease in the total notional amount of such instruments to contract expirations, contract terminations and net cash settlements that occurred during the three months ended March 31, 2019:

Notional
Amounts
Balance, January 1, 2019	$198,278
Impact from expirations	(45,000)
Impact from terminations	(16,528)
Impact from settlements	(36)
Balance, March 31, 2019	$136,714

The following table provides information about the net (losses) gains that were recognized by the Company in connection with its derivative instruments:

	For the three months ended
	March 31,
(in thousands)	2019	2018
Total return swaps (1)	$(4)	$546
Basis swaps (2)	(73)	192
Interest rate caps	(477)	396
Interest rate swaps (3)	(881)	1,416
Foreign currency forward exchange	(7)	(241)
Total net (losses) gains of derivative instruments	$(1,442)	$2,309

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. The net cash received was de minimis for the three months ended March 31, 2019 while the net cash paid was de minimis for the three months ended March 31, 2018.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million for the three months ended March 31, 2019 while net cash paid was $0.1 million for the three months ended March 31, 2018.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

	At
	March 31,	Fair Value Measurements
(in thousands)	2019	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$81,102	$	─	$	─	$81,102
Derivative instruments	3,873		─		3,097	776

	At
	December 31,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$97,190	$	─	$	─	$97,190
Derivative instruments	5,797		─		4,667	1,130

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

For the three months ended March 31, 2019 and March 31, 2018,  there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	─	(152)
Net change in AOCI (1)	(3,165)	─
Impact from sales/redemptions	(12,590)	─
Impact from settlements (2)	(333)	(202)
Balance, March 31, 2019	$81,102	$776

(1)

This amount includes the reclassification into the Consolidated Statements of Operations of $3.6 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $0.4 million of net unrealized gains recognized during this reporting period.

(2)

This impact considers the effect of principal payments received and amortization of cost basis adjustments.  Included in this amount is $0.3 million of cumulative transition adjustment to retained earnings that was recognized in connection with the Company’s adoption of ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-10):  Premium Amortization on Purchased Callable Debt Securities” on January 1, 2019.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2019 related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at March 31, 2019	$ ─	$(72)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	─	(80)
Additional realized gains recognized	3,571	148
Total net gains (losses) reported in earnings	$3,571	$(4)

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net losses included in earnings	(6)	(97)	(2)
Net change in AOCI (1)	(3,482)	─	─
Impact from deconsolidation	17,997	─	─
Impact from settlements (2)	(289)	─	─
Balance, March 31, 2018	$157,824	$2,250	$(48)

(1)

This amount represents $3.4 million of net unrealized holding losses recognized during the period, as well as the reclassification into the Consolidated Statements of Operations of $0.1 million of realized bond gains related to a bond that was OTTI.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2018 related to activity presented in the preceding table:

	Net losses on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at March 31, 2018	$(6)	$(99)
Additional realized gains recognized	─	645
Total net (losses) gains reported in earnings	$(6)	$546

(1)	Amounts are classified as “Impairments” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

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

For our Level 3 assets and liabilities, we generally use a discounted cash flow valuation technique to measure fair value.  This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting such cash flows using discount factors that consider the relative risk of the cash flows and the time value of money.  In applying this technique, the rate of return, or market yield, that is utilized for such purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•

For performing multifamily bonds and TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument.  Such projected cash flows are discounted based upon the market yield of such instruments.  For such instruments, the Company determines market yield by generally utilizing the AAA Municipal Market Data tax-exempt rate (“MMD”) for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

•

For non-performing bonds and subordinate cash flow bonds, the Company’s projection of expected future cash flows reflects internally-generated projections over a 10‑year investment period of future net operating income (“NOI”) from the underlying properties that serve as collateral for our instruments.  A terminal value, less estimated costs of sale, is then added to the projected discounted projection to reflect the remaining value that is expected to be generated at the end of the projection period.  The Company utilizes geographic and sector specific discount rates that are published by an independent real estate research organization.  For purposes of projecting expected future cash flows associated with non-performing bonds, the Company may also consider either quotes received from third parties or contract prices associated with a purchase and sale agreement related to underlying properties that serve as collateral for our instruments.  In instances where the Company uses more than one valuation technique to measure the fair value of underlying properties, the results (respective indications of fair value) are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results.

•

For our infrastructure bond investment,  the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for each infrastructure bond’s specific term and applies a market rate risk premium spread that reflects the instrument’s specific credit characteristics. Contractually due cash flows are discounted based upon the market yield of such instruments as of such reporting date.

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

•

Market yield – is a market rate of return used to calculate the present value of future expected cash flows to arrive at the fair value of an instrument.  The market yield typically consists of a benchmark rate component and a risk premium component.  The benchmark rate component, for example, MMD or SIFMA, is generally observable within the market and is necessary to appropriately reflect the time value of money.  The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity.  A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

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

Fair Value Measurement at March 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$29,982	Discounted cash flow	Market yield	4.4 - 4.5%	4.5%
Non-performing	15,187	Discounted cash flow	Market yield	7.6	N/A
			Capitalization rate	6.2	N/A
			NOI annual growth rate	0.3	N/A
			Contract price	$13,500	N/A
Subordinated cash flow	10,361	Discounted cash flow	Market yield	7.5 - 7.8%	7.6
			Capitalization rate	6.3 - 6.6	6.5
			NOI annual growth rate	0.5 - 0.8	0.7
Infrastructure bond	25,572	Discounted cash flow	Market yield	7.0	N/A
Derivative instruments:
Total return swaps	776	Discounted cash flow	Market yield	4.8	N/A

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Fair Value Measurement at December 31, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$48,221	Discounted cash flow	Market yield	4.4 - 6.8%	4.8%
Non-performing	12,882	Discounted cash flow	Market yield	8.2	N/A
			Capitalization rate	7.0	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (10% weighting factor)	0.5	N/A
			• Contract price (90% weighting factor)	$13,500	N/A
Subordinated cash flow	11,114	Discounted cash flow	Market yield	7.4 - 7.6%	7.5
			Capitalization rate	6.2 - 6.5	6.4
			NOI annual growth rate	0.6 - 0.7	0.7
Infrastructure bond	24,973	Discounted cash flow	Market yield	7.2	N/A
Derivative instruments:
Total return swaps	1,130	Discounted cash flow	Market yield	4.7 - 4.8	4.8

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

Nonrecurring Changes in Fair Value

During the three months ended March 31, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments.  Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology.  There were no nonrecurring fair value adjustments recorded for the three months ended March 31, 2019.

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

	At
	March 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,773	$28,773	$	─	$	─
Restricted cash	5,668	5,668		─		─
Loans held for investment	67,299	─		─		68,280

Liabilities:
Notes payable and other debt - bond related	31,637	─		─		31,658
Notes payable and other debt - non-bond related	11,439	─		─		10,886
Subordinated debt issued by MFH	97,163	─		─		50,137

	At
	December 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,243	$28,243	$	─	$	─
Restricted cash	5,635	5,635		─		─
Loans held for investment	67,299	─		─		66,339

Liabilities:
Notes payable and other debt - bond related	39,255	─		─		39,289
Notes payable and other debt - non-bond related	12,210	─		─		11,479
Subordinated debt issued by MFH	97,722	─		─		46,778

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

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting projected contractual interest payments and contractual principal payments using such instrument’s estimated market yield, which was 11.8% and 13.4% at March 31, 2019 and December 31, 2018, respectively.  As outlined in the table above, at March 31, 2019, the aggregate fair value was measured at $50.1 million.  At March 31, 2019, the measured fair value of this debt would have been $60.2 million and $42.6 million using a market yield of 9.3% and 14.3%, respectively.  The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields.  There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Guarantees and Collateral

Guarantees - LIHTC

At March 31, 2019 and December 31, 2018, the Company had one minimum yield guarantee associated with a nonconsolidated guaranteed LIHTC fund to indemnify the purchaser of the GP interest in that guaranteed LIHTC fund from investor claims related to such guarantee.  This arrangement requires the Company to pay the fund investors any shortfall in the minimum guaranteed yield resulting from the recapture of tax credits due to foreclosure or from difficulties in maintaining compliance with LIHTC regulations with respect to the Lower Tier Property Partnerships (“LTPPs”) in which the guaranteed LIHTC fund is invested. The Company does not believe it would be required to perform under this guarantee because (i) the LIHTC fund’s yield exceeds the guaranteed minimum yield and prior to December 31, 2018, the LIHTC fund had delivered all tax credits to investors resulting in no additional future exposure to the Company because the future tax credit recapture risk was not large enough to reduce the actual yield below the guaranteed yield and (ii) as of March 31, 2019, all of the properties in the fund have reached the end of their tax credit compliance periods and we believe that the Company no longer has tax credit recapture risk because we believe all properties were in compliance through the end of their respective compliance periods. As such, at March 31, 2019 and December 31, 2018, the Company has measured the maximum exposure and the carrying value of this minimum yield guarantee associated with the nonconsolidated guaranteed LIHTC fund to be zero. This guarantee expires upon dissolution of the LIHTC fund, which is anticipated to occur by December 31, 2020.

The Company also had agreed to indemnify specific investors in non-guaranteed LIHTC funds related to the performance of one LTPP as of March 31, 2019 and December 31, 2018. If a third party failed to perform on its financial obligation relating to the property’s performance, the Company would be required to indemnify impacted investors. This indemnity stipulates a maximum obligation by the Company of $0.1 million and expires on December 31, 2022. However, the Company does not believe it would be required to perform under such indemnification or incur any losses based upon the operations of the LTPP. Based upon the foregoing, the Company has measured the maximum exposure to be $0.1 million and the carrying value of this indemnity to be zero at March 31, 2019 and December 31, 2018.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at March 31, 2019 and December 31, 2018:

	At
	March 31, 2019
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,312	$70,001	$ ─	$74,313
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,348	─	8,728	10,076
Other	8	─	─	8
Total	$5,668	$70,001	$8,728	$84,397

	At
	December 31, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,287	$85,347	$ ─	$89,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,340	─	8,779	10,119
Other	8	─	─	8
Total	$5,635	$85,347	$8,779	$99,761

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all of its operating lease agreements to Hunt.  As a result, the Company had no future rental commitments at March 31, 2019.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At March 31, 2019, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. The Board of Directors has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2019	2018
Net income (loss) from continuing operations	$2,889	$(2,409)
Net (loss) income from discontinued operations	(7)	20,749
Net income	$2,882	$18,340

Basic and diluted weighted-average shares (1), (2)	5,882	5,650

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At March 31, 2018,  410,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 386,656. For the three months ended March 31, 2018, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive. All stock options were exercised as of December 31, 2018.

Common Shares

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, or $33.00 per share. On June 26, 2018, the Company issued an additional 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

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

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing such limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period without causing a triggering event.

At March 31, 2019,  the Company had three shareholders, including one of its executive officers, Michael L. Falcone, that held greater than a 4.9% interest in the Company. In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended March 31, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains	406	25	431
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(3,571)	─	(3,571)
Net change in AOCI	(3,165)	25	(3,140)
Balance, March 31, 2019	$34,460	$97	$34,557

The following table provides information related to the net change in AOCI for the three months ended March 31, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, January 1, 2018	$44,459	$ ─	$(3,306)	$41,153
Net unrealized (losses) gains	(3,347)	─	3,483	136
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as OTTI	(135)	─	─	(135)
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	─	─	9,415
Income tax expense	─	(256)	─	(256)
Net change in AOCI	5,933	(256)	3,483	9,160
Balance, March 31, 2018	$50,392	$(256)	$177	$50,313

Note 12—Stock-Based Compensation

On January 8, 2018, the Company engaged Hunt through the execution of a management agreement with the External Manager (the “Management Agreement”) to externally manage the Company’s operations.  All employees of the Company were hired by the External Manager.  The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2019		2018
Employees’ Stock-Based Compensation Plans	$	─	$1,192
Non-employee Directors’ Stock-Based Compensation Plans		164	164
Total		$164	$1,356

Employees’ Stock-Based Compensation Plans

At March 31, 2019, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans.  While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders.  The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options.  As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options.

Employee Common Stock Options;

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2018	410	$1.56	3.4	9,322	9,342
Exercised in 2018 (3)	(410)	1.56
Outstanding at December 31, 2018 and March 31, 2019	─	─	─	─	─

(1)	Intrinsic value is based on outstanding options.
(2)	Only options that were amortized based on a vesting schedule have a liability balance. There were 410,000 options at January 1, 2018, that fit this profile.
(3)

When exercised, stock options were net share settled. For the year ended December 31, 2018, 410,000 stock options were exercised, which resulted in a $9.3 million reduction to the Company’s reported “Other liabilities” within its Consolidated Balance Sheets at December 31, 2018. Of the 410,000 stock options that were exercised, the Company issued 220,279 common shares for the year ended December 31, 2018, and 189,721 stock options were tendered to the Company by their holders for the payment of related withholding taxes and exercise price.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 390,956 were available to be issued at March 31, 2019. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The Non-employee Directors’ Stock-based Compensation Plans provide for directors to be paid $120,000 per year for their services.  In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year. Under this plan, 50% of such compensation is paid in cash and the remaining sum through common share-based grants.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2019 and March 31, 2018. The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
March 31, 2019	$81,875	560	2,060	$31.26	─	$163,750
March 31, 2018	81,875	─	2,981	27.47	─	163,750

Note 13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expense Reimbursements

On January 8, 2018, the Company sold certain businesses and assets (the “Disposition”) and entered into the Management Agreement. At the time of the Disposition, all employees of the Company were hired by the External Manager.  In consideration for the management services being provided by the External Manager, the Company pays the External Manager a base management fee, which is payable quarterly in arrears in an amount equal to (i) 0.50% of the Company’s  first $500 million of common shareholders’ equity determined in accordance with GAAP in the U.S. on a fully diluted basis, adjusted to exclude the effect of (a) the value of the Company’s net operating loss carryforwards, and (b) any gains or losses attributable to noncontrolling interests (“GAAP Common Shareholders’ Equity”); and (ii) 0.25% of the Company’s GAAP Common Shareholders’ Equity in excess of $500 million. Additionally, the Company agreed to pay the External Manager an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%.  The Company also agreed to reimburse the External Manager for certain allocable overhead costs including an allocable share of the costs of (i) noninvestment personnel of the External Manager and an affiliate thereof who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on such matters) and (ii) the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) based on the percentage of their time spent managing the Company. Reimbursement of compensation-related expenses is, however, subject to an annual cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP common shareholders’ equity exceeds $500 million.

The current term of the Management Agreement extends to December 31, 2022 and automatically renews thereafter for additional two-year terms. Either the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average Energy Capital business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause, including in the event of a  payment default under the Hunt note which causes the Hunt note to become immediately due and payable. No termination fee is payable upon a termination by the Company for cause or upon a termination by the Manager without cause.

For the three months ended March 31, 2019 and March 31, 2018, no incentive fee was earned by our External Manager. During the three months ended March 31, 2019 and March 31, 2018, the Company recognized in its Consolidated Statements of Operations $2.3 million and $2.5 million, respectively, of management fees and expense reimbursements payable to our External Manager. At March 31, 2019 and December 31, 2018, $2.2 million and $1.1 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Loan HFI

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company.  The Company provided seller financing through a $57.0 million note receivable from Hunt that had  an initial term of seven years, is prepayable at any time and bears interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s election to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management (“MGM”) and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). The UPB on the note will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020.

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $0.8 million and $0.6 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations.  At March 31, 2019, $0.8 million of accrued interest remains payable by Hunt.  There was no accrued interest payable by Hunt at December 31, 2018.

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

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest in this specific loan for $11.3 million, which represents the price that is projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party is expected to be invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may be required to be made by one party to the other depending upon the actual IRR achieved on the investment.

Investment in Debt Securities

On April 25, 2019, the Company received $13.1 million of net proceeds from the sale of an affordable housing property that secured one of the Company’s non-performing bond investments. Hunt, as bond servicing agent, waived $0.9 million of servicing fees that were otherwise due and payable in priority to the Company’s bond investment. As the result, the Company received $0.9 million of additional bond redemption proceeds that we otherwise would not have received.

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

Note 14—Income Taxes

At March 31, 2019, the Company maintained a full valuation allowance against all of its deferred tax assets (“DTAs”), including federal and state net operating loss carryforwards. This treatment reflects the Company’s assessment that, in considering all available evidence, it was not more likely than not at such reporting date that its DTAs would be realized. In making its assessment, the Company considered the extent to which the potential effect of positive and negative evidence was objectively verifiable. However, the Company believes it is reasonably possible that, within the next 12 months, the portion of DTAs for which a valuation allowance is maintained could materially change due to potential changes in the Company’s investment strategy and other factors. Should this occur, the release of a portion or all of the valuation allowance would result in the recognition of certain net DTAs and a decrease to income tax expense during the reporting period in which the release is recorded. However, the exact timing and amount of any potential valuation allowance release is based upon future circumstances, such as the level of profitability that the Company objectively expects to achieve, and therefore cannot be predicted at this time.

Note 15—Discontinued Operations

As part of the Disposition, the Company sold the following to Hunt: (i) its LIHTC business; (ii) its international asset and investment management business; (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform and (v) certain miscellaneous investments. This sale transaction also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital, LIHTC and International Operations.

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2019		2018
Interest on bonds	$	─	$6
Interest on loans and short-term investments		─	235
Asset management fee and reimbursements		─	1,018
Equity in income from unconsolidated funds and ventures		─	1
Other income		─	53
Salaries and benefits		─	(53)
General and administrative		─	(68)
Professional fees		(7)	(20)
Other expenses		─	(197)
Gains on sales and operations of real estate, net		─	63
Income tax expense		─	(641)
Net (loss) income from discontinued operations, net of tax		(7)	397
Disposal:
Net gain on disposal of discontinued operations (1)		─	20,352
Net (loss) income from discontinued operations		$(7)	$20,749

(1)

Includes $3.4 million of cumulative translation adjustments reclassified out of AOCI and into earnings due to the sale of our international asset and investment management business as part of the Disposition.

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the three months ended
	March 31,
(in thousands)	2019		2018
Depreciation and amortization	$	─	$26
Capital expenditures		─	─

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs		─	(5,450)
Decrease in loans		─	(231)
Decrease in other assets ($24,140 related to CFVs)		─	(35,715)
Decrease in debt ($6,144 related to CFVs)		─	8,308
Decrease in accounts payable and accrued expenses		─	7,201
Decrease in other liabilities ($480 related to CFVs)		─	5,333
Decrease in noncontrolling interests in CFVs		─	5,620
Increase in accumulated other comprehensive income		─	(3,404)

Note 16—Segment Information

At March 31, 2019, the Company invests in debt associated with renewable energy infrastructure and real estate and operates as a single reporting segment. Therefore, all required segment information can be found in the consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the 2018 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2019.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

None for the three months ended March 31, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

MMA CAPITAL HOLDINGS, INC.

Dated:	May 10, 2019	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	May 10, 2019
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	May 10, 2019
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1