Form 10-Q
period 2019-06-30
MMA Capital Holdings, Inc.
filed 2019-08-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

There were 5,886,724 shares of common shares outstanding at August 1, 2019.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10‑Q for the period ended June 30, 2019 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  Risks that could cause our actual results to differ materially include, but are not limited to, changes in market rates of return, additional competitors entering the marketplace (which would reduce nominal rates of return from competition for new borrowers), limits on access to investible capital that would limit new investments that could be made by the Company, changes in the law and the Company’s dependence on a small, specialized team of the External Manager for underwriting activities, as well as the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I – FINANCIAL INFORMATION

MMA Capital Holdings,  Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	June 30, 2019	March 31, 2019	December 31, 2018
Selected income statement data
Net interest income	$2,630	$1,679	$2,260
Non-interest income	24,460	6,111	19,662
Other expenses	3,820	4,888	4,084
Net income before income taxes	23,270	2,902	17,838

Income tax (expense) benefit	(50)	(13)	54
Net (loss) income from discontinued operations, net of tax	(1)	(7)	13,384
Net income	$23,219	$2,882	$31,276

Earnings per share data
Net income: Basic	$3.95	$0.49	$5.34
Diluted	3.95	0.49	5.25

Average shares: Basic	5,884	5,882	5,859
Diluted	5,884	5,882	5,954

Market and per common share data
Market capitalization	$193,400	$175,009	$145,586
Common shares at period-end	5,887	5,884	5,882
Share price during period:
High	35.50	33.88	27.45
Low	30.00	20.02	25.00
Closing price at period-end	33.47	30.29	25.20
Book value per common share: Basic and Diluted	36.46	36.11	36.20

Selected balance sheet data (period end)
Cash and cash equivalents	$10,590	$28,773	$28,243
Investments in debt securities	35,236	81,102	97,190
Investment in partnerships	185,679	159,145	155,079
Loans held for investment	80,878	67,299	67,299
All other assets	13,378	20,022	16,575
Total assets	$325,761	$356,341	$364,386

Debt	$107,868	$140,239	$149,187
All other liabilities	3,267	3,635	2,289
Total liabilities	111,135	143,874	151,476
Common shareholders' equity	$214,626	$212,467	$212,910

Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$212,467	$212,910	$193,547
Net income	23,219	2,882	31,276
Other comprehensive loss	(21,143)	(3,140)	(13,288)
Common share repurchases	—	—	(1,810)
Common shares issued and options exercised	—	—	5,462
Cumulative change due to change in accounting principle	—	(267)	—
Other changes in common shareholders' equity	83	82	(2,277)
Common shareholders' equity - at end of period	$214,626	$212,467	$212,910

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
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (investments in bonds and related financings, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio as of December 31, 2018).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by recycling equity out of existing investments in the OA&L portfolio that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns. In this regard, we actively seek out ways to support additional growth in the Energy Capital portfolio by optimizing how the Company is capitalized, including, where appropriate, the efficient deployment of leverage.

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

Energy Capital Portfolio

Overview

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America.  These loans include late-stage development, construction and permanent loans.  We typically invest in these loans directly through Renewable Energy Lending, LLC (“REL”), a wholly owned subsidiary of the Company, or with an institutional capital partner in multiple ventures that include: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) (REL, SCL, SPL and SDL are collectively referred to hereinafter as the “Solar Ventures”).  The investment period with our institutional capital partner extends to July 15, 2023, for SDL, SCL and SPL, subject to certain buyout provisions. Carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below.

Lending Activities of the Solar Ventures

Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures, which typically  target loans that generate origination fees that range from 1.0% to 3.0% on committed capital and have fixed-rate coupons that range from 7.0% to 18.0%. Such loans also generally range in size from $2 million to over $50 million, have durations between three months and five years, and are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses.  Through June  30, 2019, the Solar Ventures made over 130 project-based loans that total $1.7 billion of debt commitments for the development of over 630 renewable energy project sites, which will generate over 4.8 gigawatts of renewable energy.

The Solar Ventures closed $246.3 million of loan commitments during the second quarter of 2019 and, at June 30, 2019, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) of $273.8 million, a weighted-average remaining maturity of 10 months and a weighted-average coupon of 11.5%. The Solar Ventures had $296.0 million of unfunded loan commitments to borrowers at June 30, 2019.

Through June 30, 2019, 98 loans totaling $1.1 billion of commitments had been repaid, resulting in a weighted-average IRR (“WAIRR”) of 15.9% that was on average higher than originally underwritten. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR is higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the effects of: (i) operating expenses of the Solar Ventures; (ii) the preferred return earned by the Company’s former investment partner in REL through the second quarter of 2018; (iii) the amortization of the purchase premium paid by the Company to buyout our former investment partner and (iv) the opportunity cost of idle capital.

Investments Related to the Solar Ventures

At June 30, 2019, the Company held equity ownership interests in SCL, SPL and SDL, of 50%, 50% and 44.6%, respectively, and 100% of the equity interests in REL. During July 2019, the Company and its capital partner in SDL entered into an agreement whereby our capital partner contributed 98% of a $30.0 million capital call and the Company contributed the balance. As a consequence of these capital contributions, our ownership interest in SDL decreased in percentage terms. Further, under such agreement, the Company ceded all loan workout decision making control to its capital partner in SDL until such time that the Company and our capital partner return to equal ownership interests in SDL.

In addition to equity investments in the Solar Ventures, the Company paid $11.3 million to Hunt on April 1, 2019, in connection with the Company’s acquisition of Hunt’s 5.4%  ownership interest in SDL. However, because such transfer did not qualify as a purchase for reporting purposes, cash consideration paid by the Company was recognized as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. At June 30, 2019, this loan receivable had an effective interest rate of 17.3%. Refer to Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information about this transaction.

Table 1 provides financial information about the carrying value of MMA’s investments related to the Solar Ventures at June  30, 2019 and December 31, 2018.

Table 1:  Carrying Values of the Company’s Investments Related to the Solar Ventures

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Equity investments in the Solar Ventures	$156,950	$126,339
Loan receivable	13,579	─
Total carrying value	$170,529	$126,339

The carrying value of the Company’s equity investments in the Solar Ventures increased $30.6 million during the six months ended June 30, 2019, as a result of $91.7 million of capital contributions and $8.2 million of equity in income earned, partially offset by $69.3 million of distributions received during the six months ended June  30, 2019. See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for additional information.

Investment Income

The Company applies the equity method of accounting to its equity investments in the Solar Ventures. Accordingly, the Company recognizes its allocable share of the Solar Venture’s net income. Separately, the Company recognizes interest income associated with its loan receivable from Hunt using the interest method.

Table 2 summarizes income recognized by the Company in connection with investments related to the Solar Ventures for the periods presented.

Table 2:  Income Recognized from Investments Related to the Solar Ventures

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Equity in income from the Solar Ventures	$4,529	$1,556	$8,249	$1,972
Interest income from the Hunt loan receivable	426	─	426	─
Total investment income	$4,955	$1,556	$8,675	$1,972

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s investments related to the Solar Ventures.

OA&L Portfolio

In our OA&L portfolio, we manage the Company’s cash, investments in bonds, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company.  An overview of the primary assets and liabilities within this portfolio follows.

Investments in Bonds

Our investments in bonds are tax-exempt, fixed rate, unrated and finance affordable housing and infrastructure in the U.S. Our affordable housing bonds are collateralized by affordable multifamily rental properties. Substantially all of the rental units in these multifamily properties, some of which may be subsidized by the government, have tenant income and rent restrictions. At June 30, 2019, we held four multifamily bond investments with a UPB and fair value of $8.0 million and $10.5 million, respectively. On July 23, 2019, our two remaining non-performing multifamily bond investments were fully redeemed. These bond investments had a UPB and fair value of $1.8 million and $2.1 million at June 30, 2019, respectively.

The Company also has one municipal bond that finances the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development (this investment is hereinafter referred to as our “Infrastructure Bond”). At June 30, 2019, this bond investment has a stated fixed interest rate of 6.30% and had a UPB and fair value of $27.2 million and $24.8 million, respectively.

Hunt Note

The Company has a secured loan receivable from Hunt (the “Hunt Note”) that had a carrying value of $67.0 million and bore interest at a rate of 5.0% per annum at June  30, 2019. The Hunt Note is prepayable at any time and will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020.

Refer to Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information.

Real Estate-Related Investments

At June  30, 2019, we were an equity partner in four real estate-related investments consisting of (i) an 80.00% ownership interest in a joint venture that owns a mixed-use town center development and undeveloped land parcels, whose incremental tax revenues secure our Infrastructure Bond and (ii) three limited partner interests in partnerships that own affordable housing and in which our ownership interest ranged from 74.25% to 74.92%. The carrying value of these four investments was $20.3 million at June  30, 2019.

At June  30, 2019, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”).  SAWHF is a multi-investor fund that will mature in April 2020 and is currently in the process of exiting its investments.  The carrying value of the Company’s investment in SAWHF was $8.4 million at June  30, 2019.

At June  30, 2019, we owned one direct investment in real estate consisting of a parcel of land that is currently in the process of infrastructure development.  This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the first quarter of 2019, the Company invested $4.4 million for land improvements and the carrying value of this investment was $8.4 million at June  30, 2019.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes will be realized prior to their expiration.

At December 31, 2018, the carrying value of our DTAs was $124.5 million although such assets were fully reserved at such reporting date because of management’s assessment that it was not more likely than not that the Company would realize its DTAs. We evaluate our DTAs for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. The Company’s DTAs remain fully reserved at June  30, 2019.

Debt Obligations

The carrying value and weighted-average yield of the Company’s debt obligations was $107.9 million and 4.6%, respectively, at June 30, 2019. Refer to Table 8, “Asset Related Debt and Other Debt,” for more information.

During the second quarter of 2019, the Company terminated three total return swap agreements that financed the Company’s bond investments and derecognized $31.6 million of asset-related debt upon the settlement of such transactions.  At June 30, 2019, the Company had no asset-related debt outstanding that financed bond investments.

Sources of Comprehensive Income from the OA&L Portfolio

The primary sources of comprehensive income associated with our OA&L portfolio include: interest income on loan receivables; interest expense associated with debt obligations; non-interest income from real estate-related investments, debt obligations and derivative instruments used for risk management purposes; and other expenses. Refer to “Consolidated Results of Operations,” for a comparative discussion of income and expenses recognized in connection with assets and liabilities of the OA&L portfolio.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity increased $2.2 million in the second quarter of 2019 to $214.6 million at June  30, 2019.  This change was driven by $2.1 million of comprehensive income and $0.1 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased $0.35 in the second quarter of 2019 to $36.46 at June  30, 2019.

Comprehensive Income

We recognized comprehensive income of $2.1 million in the second quarter of 2019, which consisted of $23.2 million of net income and $21.1 million of other comprehensive loss.  In comparison, we recognized $6.8 million of comprehensive income in the second quarter of 2018, which consisted of $2.8 million of net income and $4.0 million of other comprehensive income.

Net income that we recognized in the second quarter of 2019 was primarily driven by net gains on bonds, equity in income from unconsolidated funds and ventures and net interest income.  Refer to “Consolidated Results of Operations,” for more information about changes in common shareholders’ equity attributable to net income.

Other comprehensive loss that we reported in the second quarter of 2019 was primarily attributable to the reclassification of fair value gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the sale of certain bond investments during such reporting period.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 3 provides Consolidated Balance Sheets for the periods presented.

Table 3:  Consolidated Balance Sheets

	At	At
	June 30,	December 31,
(in thousands, except per share data)	2019	2018	Change
Assets
Cash and cash equivalents	$10,590	$28,243	$(17,653)
Restricted cash	2,503	5,635	(3,132)
Investments in debt securities	35,236	97,190	(61,954)
Investments in partnerships	185,679	155,079	30,600
Loans held for investment	80,878	67,299	13,579
Other assets	10,875	10,940	(65)
Total assets	$325,761	$364,386	$(38,625)

Liabilities
Debt	$107,868	$149,187	$(41,319)
Accounts payable and accrued expenses	3,267	2,289	978
Other liabilities	—	—	─
Total liabilities	$111,135	$151,476	$(40,341)

Basic and Diluted Common Shareholders' Equity	$214,626	$212,910	$1,716

Basic and diluted common shares outstanding	5,887	5,882	5
Basic and diluted common shareholders' equity per common share	$36.46	$36.20	$0.26

Cash and cash equivalents decreased primarily due to net cash used in connection with investments related to the Solar Ventures.

Investments in debt securities decreased primarily as a result of transactions executed by the Company to sell certain bond investments and terminate all of the Company’s outstanding total return swap (“TRS”) agreements.

Investments in partnerships increased primarily as a result of net capital contributions of $22.4 million from the Company to the Solar Ventures and recognized $8.2 million of equity in income in such investees.

Loans held for investment increased primarily as a result of the Company’s acquisition of Hunt’s interest in SDL in the second quarter of 2019. The Company paid $11.3 million to Hunt in connection with this transaction, which was accounted for as a secured lending arrangement.

Debt decreased primarily as a result of the aforementioned termination of TRS agreements, which caused the derecognition of asset related debt that financed certain bond investments of the Company.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations for the three and six months ended June  30, 2019, and June  30, 2018, and should be read in conjunction with our consolidated financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates,” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Income (loss) that was attributable to businesses or assets that were conveyed by the Company in the Disposition were reclassified for all reporting periods and reported separately as “Net (loss) income from discontinued operations, net of tax.”

Net Income

Table 4 summarizes net income for the periods presented.

Table 4:  Net Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net interest income	$2,630	$2,959	$(329)	$4,309	$5,625	$(1,316)
Non-interest income
Equity in income from unconsolidated funds and ventures	5,643	1,555	4,088	9,619	2,382	7,237
Net gains on bonds, derivatives and extinguishment of liabilities	18,802	2,053	16,749	20,920	4,362	16,558
Other income	15	117	(102)	32	161	(129)
Other expenses
Other interest expense	(1,197)	(1,151)	(46)	(2,406)	(2,187)	(219)
Other expenses	(2,623)	(2,898)	275	(6,302)	(10,973)	4,671
Net income (loss) from continuing operations before income taxes	23,270	2,635	20,635	26,172	(630)	26,802
Income tax (expense) benefit	(50)	(820)	770	(63)	36	(99)
Net (loss) income from discontinued operations, net of tax	(1)	947	(948)	(8)	21,696	(21,704)
Net income	$23,219	$2,762	$20,457	$26,101	$21,102	$4,999

Net Interest Income

Net interest income represents interest income earned on our investments in bonds, loans and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Net interest income for the three and six months ended June 30, 2019, decreased compared to that reported for the three and six months ended June 30, 2018, primarily due to a decrease of $1.1 million and $2.6 million for the three and six months of 2019, respectively, related to the disposition of bond investments and termination of TRS agreements during the fourth quarter of 2018 and first six months of 2019. However, this reported decrease in interest related to our bond investments was partially offset by: (i) a decrease in bond related interest expense as the amount of the Company’s bond related debt outstanding declined upon the settlement of the aforementioned disposition and termination transactions;  (ii) the recognition of $0.4 million of interest income during the second quarter of 2019 associated with a loan receivable that was recognized in connection with the Company’s acquisition of Hunt’s ownership interest in SDL; and (iii) the recognition of additional interest income associated with the Hunt Note, the UPB of which increased $10.0 million during the fourth quarter of 2018.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 5 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 5:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Solar Ventures	$4,529	$1,556	$2,973	$8,249	$1,972	$6,277
U.S. real estate partnerships	1,005	107	898	1,017	226	791
SAWHF	109	(108)	217	353	184	169
Equity in income from unconsolidated funds and ventures	$5,643	$1,555	$4,088	$9,619	$2,382	$7,237

Equity in income from the Solar Ventures increased during the three and six months ended June 30, 2019, as compared to that reported for the three and six months ended June 30, 2018, primarily as a result of (i) an increase in loan origination activity at SDL resulting in a year-over-year increase in the Company’s allocable share of SDL’s net income and (ii) the elimination of the preferred return previously earned by a former investment partner prior to the Company’s buyout of such partner’s interest on June 1, 2018. The favorable impact of these factors was partially offset by the effect of amortization into earnings of the purchase premium paid by the Company to buy out our former investment partner, which was reported by the Company as a reduction to equity in income from the Solar Ventures.

Equity in income from U.S. real estate partnerships increased during the three and six months ended June 30, 2019, as compared to that reported for the three and six months ended June 30, 2018, primarily as a result of gains associated with the sale of investment properties by real estate partnerships in which we maintained an ownership interest.

Equity in income from the Company’s equity investment in SAWHF increased during the three and six months ended June 30, 2019, as compared to that reported for the three and six months ended June 30, 2018, primarily as a result of an increase in the fair value of real estate-related investments held by SAWHF.

Net Gains Relating to Bonds, Derivatives and Extinguishment of Liabilities

Net gains may include net realized and unrealized gains or losses relating to bonds, derivatives, real estate and other investments and loans as well as gains or losses realized by the Company in connection with the extinguishment of its recognized debt obligations (collectively referred to as “Net Gains”).

Net Gains for the three and six months ended June 30, 2019, increased compared to those reported for the three and six months ended June  30, 2018, primarily due to holding gains of $20.7 million and $24.3 million that were realized in connection with the sale of bond investments during the three and six months ended June 30, 2019, respectively.  The impact of such gains was partially offset by net fair value losses of $1.9 million and $3.3 million for the three and six months ended June 30, 2019, respectively, associated with interest rate derivative instruments that are used by the Company to hedge interest rate risk associated with various debt obligations, compared to $2.1 million and $4.4 million of net fair value gains recognized for the three and six months ended June 30, 2018, respectively.

Other Expenses

Other expenses include salaries and benefits, management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 6 summarizes other expenses for the periods presented.

Table 6:  Other Expenses

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2019		2018	Change	2019	2018	Change
Salaries and benefits	$	─	$209	$(209)	$—	$(1,095)	$1,095
External management fees and reimbursable expenses		(2,128)	(2,184)	56	(4,396)	(4,703)	307
General and administrative		(304)	(356)	52	(618)	(704)	86
Professional fees		(251)	(587)	336	(1,218)	(3,801)	2,583
Other expenses		60	20	40	(70)	(670)	600
Total other expenses		$(2,623)	$(2,898)	$275	$(6,302)	$(10,973)	$4,671

Other expenses for the three months ended June 30, 2019, declined compared to that reported for the three months ended June  30, 2018, primarily due to (i) a reduction in nonrecurring professional fees that were incurred in the second quarter of 2018 in connection with the disposition of the Company’s interest in Morrison Grove Management (“MGM”) in the fourth quarter of 2018 and (ii) a decrease in salaries and benefits expense that was primarily driven by the exercise of all outstanding stock options by December 31, 2018, which resulted in no stock compensation-related expense being recognized by the Company in 2019.

Other expenses for the six months ended June 30, 2019, declined compared to that reported for the six months ended June 30, 2018, primarily due to a reduction in: (i) nonrecurring professional fees that were incurred in the first quarter of 2018 in connection with the Disposition and our investment in SAWHF; (ii) stock compensation-related expense that resulted from the exercise of all stock options as of December 31, 2018; and (iii) nonrecurring impairment loss of $0.4 million on certain equity investments in the first quarter of 2018.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Net income from discontinued operations decreased by $0.9 million for the three months ended June  30, 2019, compared to that reported for the three months ended June  30, 2018, primarily due to income from discontinued operations recognized in the second quarter of 2018 in connection with the Disposition.

Furthermore, net income from discontinued operations decreased $21.7 million for the six months ended June 30, 2019, compared to that reported for the six months ended June 30, 2018, primarily due to $20.4 million of nonrecurring net gains recognized in the first quarter of 2018 in connection with the Disposition. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information.

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

Summary of Cash Flows

Table 7 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though 2018 changes in such balances that were attributable to consolidated funds and ventures (“CFVs”) are separately identified in such tabular disclosure.  However, changes in net cash flows that are discussed in the narrative that follows Table 7 are exclusive of changes in cash of the CFVs. The Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed Low-Income Housing Tax Credit (“LIHTC”) funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.

At  June  30, 2019 and June 30, 2018, $2.5 million and $15.9 million, respectively, of amounts presented below in Table 7 represented restricted cash.

Table 7:  Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash

For the six months ended
(in thousands)	June 30, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	4,605
Investing activities	(21,666)
Financing activities	(3,724)
Net decrease in cash, cash equivalents and restricted cash	(20,785)
Cash, cash equivalents and restricted cash at end of period	$13,093

	For the six months ended
	June 30, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash used in:
Operating activities	(9,162)	—	(9,162)
Investing activities	(23,173)	(24,554)	(47,727)
Financing activities	(336)	—	(336)
Net decrease in cash, cash equivalents and restricted cash	(32,671)	(24,554)	(57,225)
Cash, cash equivalents and restricted cash at end of period	$42,961	$—	$42,961

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, income distributions from our investments in unconsolidated funds and ventures and advances on loans held for sale.

Net cash flows associated with operating activities increased by $13.8 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This net increase was primarily driven by: (i) the nonrecurring purchase of a $9.0 million senior loan during the first quarter of 2018 from a MGM affiliate that we designated as held for sale; (ii) a $3.8 million increase in distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; and (iii) nonrecurring professional fees incurred in the first quarter of 2018 in connection with the Disposition. The effects of these items were partially offset by: (i) a decline in interest income on bonds that was due to disposition transactions and the termination of TRS agreements during the fourth quarter of 2018 and first six months of 2019; (ii) a decrease in asset management fees received as a result of the Disposition; and (iii) an increase in net cash flows used to pay external management fees and reimbursable expenses due to a provision in the management agreement with the External Manager that specifies that, effective July 1, 2018, the basis for calculating the base management fee converts from a fixed fee to a stated fixed percentage of the Company’s diluted common shareholders’ equity.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to: principal payments, capital contributions and distributions, advance of loans held for investment, and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the six months ended June 30, 2019, decreased by $1.5 million as compared to amounts used in investing activities during the six months ended June 30, 2018. This net decrease was primarily driven by: (i) a $43.5 million increase in capital distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; (ii) a $17.3 million increase in principal payments and sales proceeds received on our bond-related investments; and (iii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition during the first quarter of 2018. The effects of these items were partially offset by a $69.9 million increase in capital contributions to the Company’s investments in partnerships during the first six months of 2019 that primarily related to the Solar Ventures and an $11.3 million origination fee of a  loan held for investment.

Financing Activities

Net cash flows used in financing activities during the six months ended June 30, 2019, increased by $3.4 million as compared to amounts used during the six months ended June 30, 2018. This increase was primarily attributable to no borrowing activity or common share issuances during the first six months of 2019, the impact of which was partially offset by a significant decrease during the first six months of 2019 in the amount of net cash flows used to repay borrowings and repurchase common shares.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with our subordinated debt and other notes payable.  At December 31, 2018, our debt obligations also included liabilities in connection with the execution of TRS agreements that were used to finance a portion of our investments in bonds.    The major types of debt obligations of the Company are further discussed below.

Table 8 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June  30, 2019 and December 31, 2018.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information about these contractual commitments.

Table 8:  Debt

	At		At
	June 30, 2019		December 31, 2018
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value	Rate	Value	Rate
Subordinated debt	$96,604	3.8%	$97,722	3.7%
Notes payable and other debt	6,764	14.8	7,210	14.7
Asset related debt (1)	4,500	5.0	44,255	3.9
Total debt	$107,868	4.6%	$149,187	4.3%

(1)

At June 30, 2019 and December 31, 2018, the carrying value of bond related debt was zero and $39.3 million, respectively. At June 30, 2019 and December 31, 2018, the carrying value of non-bond related debt was $4.5 million and $5.0 million, respectively.

Subordinated Debt

At June 30, 2019 and December 31, 2018, the Company had subordinated debt obligations that had a total UPB of $88.9 million and $89.8 million, respectively. Such debt included four tranches that amortize over their contractual lives, are due to mature between March 2035 and July 2035 and require the Company to pay interest based upon 3-month London Interbank Offered Rate (“LIBOR”) plus a fixed spread of 2.0%. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At June 30, 2019 and December 31, 2018, the Company had notes payable and other debt with a UPB of $6.9 million and $7.4 million, respectively. This debt, which is denominated in South African rand, was used to finance the Company’s 11.85% ownership interest in SAWHF. Such debt amortizes over its contractual life, is due to mature on September 8, 2020, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Asset Related Debt

Bond Related Debt

At December 31, 2018, the Company had bond related debt obligations that had a total UPB of $38.8 million and a weighted-average effective interest rate of 3.7%. These debt obligations financed a portion of the Company’s investments in bonds. During the second quarter of 2019, all bond related debt obligations were fully redeemed. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Non-bond Related Debt

At June 30, 2019 and December 31, 2018, the Company had a debt obligation to MGM principals with a UPB of $4.5 million and $5.0 million, respectively. This debt bears interest at 5.0%, amortizes over its contractual life and is due to mature on January 1, 2026. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Covenant Compliance

At June  30, 2019 and December 31, 2018, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At June  30, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

The Company had no unfunded loan commitments at June  30, 2019 and December 31, 2018.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments for various purposes.  These instruments contingently obligate the Company in most cases to make payments to its counterparties.  Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

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

At June  30, 2019, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, who held greater than  a 4.9% interest in the Company.  In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

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

Item 1.  Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$10,590	$28,243
Restricted cash	2,503	5,635
Investments in debt securities (includes $85,347 pledged as collateral at December 31, 2018)	35,236	97,190
Investments in partnerships	185,679	155,079
Loans held for investment (includes $80,579 and $67,000 of related party loans at June 30, 2019 and December 31, 2018, respectively)	80,878	67,299
Other assets	10,875	10,940
Total assets	$325,761	$364,386

LIABILITIES AND EQUITY
Debt	$107,868	$149,187
Accounts payable and accrued expenses	3,267	2,289
Total liabilities	111,135	151,476

Commitments and contingencies (see Note 10)

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019	─	─
Common shares, no par value, 50,000,000 shares are authorized (5,778,294 and 5,777,216 shares issued and outstanding and 108,430 and 104,464 non-employee directors' deferred shares issued at June 30, 2019 and December 31, 2018)	201,212	175,213
Accumulated other comprehensive income ("AOCI")	13,414	37,697
Total shareholders’ equity	214,626	212,910
Total liabilities and equity	$325,761	$364,386

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Interest on bonds	$1,582	$2,709	$2,625	$5,247
Interest on loans and short-term investments	1,295	923	2,230	1,662
Total interest income	2,877	3,632	4,855	6,909
Asset related interest expense
Bond related debt	191	673	428	1,284
Non-bond related debt	56	─	118	─
Total interest expense	247	673	546	1,284
Net interest income	2,630	2,959	4,309	5,625

Non-interest income
Equity in income from unconsolidated funds and ventures	5,643	1,555	9,619	2,382
Net gains on bonds	20,693	─	24,264	─
Net (losses) gains on derivatives	(1,872)	2,053	(3,314)	4,362
Net losses on extinguishment of liabilities	(19)	─	(30)	─
Other income	15	117	32	161
Non-interest income	24,460	3,725	30,571	6,905

Other expenses
Interest expense	1,197	1,151	2,406	2,187
Salaries and benefits	─	(209)	─	1,095
External management fees and reimbursable expenses	2,128	2,184	4,396	4,703
General and administrative	304	356	618	704
Professional fees	251	587	1,218	3,801
Impairments	─	─	─	388
Other expenses	(60)	(20)	70	282
Total other expenses	3,820	4,049	8,708	13,160

Net income (loss) before income taxes	23,270	2,635	26,172	(630)
Income tax (expense) benefit	(50)	(820)	(63)	36
Net income (loss) from continuing operations	23,220	1,815	26,109	(594)
Net (loss) income from discontinued operations, net of tax	(1)	947	(8)	21,696
Net income	$23,219	$2,762	$26,101	$21,102

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic income per common share:
Income (loss) from continuing operations	$3.95	$0.32	$4.44	$(0.10)
Income from discontinued operations	─	0.16	─	3.82
Income per common share	$3.95	$0.48	$4.44	$3.72

Diluted income per common share:
Income (loss) from continuing operations	$3.95	$0.26	$4.44	$(0.10)
Income from discontinued operations	─	0.16	─	3.82
Income per common share	$3.95	$0.42	$4.44	$3.72

Weighted-average common shares outstanding:
Basic	5,884	5,697	5,883	5,673
Diluted	5,884	6,074	5,883	5,673

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$23,219	$2,762	$26,101	$21,102

Other comprehensive (loss) income
Bond related changes:
Net unrealized (losses) gains	$(370)	$4,465	36	1,118
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(20,693)	─	(24,264)	─
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")	─	─	─	(135)
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	─	─	─	9,415
Net change in other comprehensive (loss) income due to bonds	(21,063)	4,465	(24,228)	10,398
Income tax benefit (expense)	─	242	─	(14)
Foreign currency translation adjustment	(80)	(660)	(55)	2,823
Other comprehensive (loss) income	$(21,143)	$4,047	(24,283)	13,207

Comprehensive income	$2,076	$6,809	$1,818	$34,309

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the six months ended June 30, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	─	2,882	─	2,882
Other comprehensive loss	─	─	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	─	82
Cumulative change due to change in accounting principle	─	(267)	─	(267)
Balance, March 31, 2019	5,884	177,910	34,557	212,467
Net income	─	23,219	─	23,219
Other comprehensive loss	─	─	(21,143)	(21,143)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	83	─	83
Balance, June 30, 2019	5,887	$201,212	$13,414	$214,626

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the six months ended June 30, 2018
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

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,101	$21,102
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses and impairment	─	388
Net equity in income from investments in partnerships	(9,619)	(2,382)
Net gains on bonds	(24,264)	─
Net gains on real estate and other investments	─	(63)
Gain on disposal of discontinued operations	─	(20,420)
Net losses (gains) on derivatives	4,791	(2,856)
Net losses on extinguishment of liabilities	30	─
Advances on, originations and purchases of loans held for sale	─	(9,000)
Distributions received from investments in partnerships	7,417	3,606
Depreciation and amortization	(627)	(642)
Foreign currency gains	(84)	(35)
Stock-based compensation expense	165	1,128
Other, net	695	12
Net cash provided by (used in) operating activities	4,605	(9,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment	24,197	6,885
Advances on and originations of loans held for investment	(11,279)	─
Investments in partnerships and real estate	(95,941)	(26,045)
Proceeds from the sale of real estate and other investments	─	63
Cash and restricted cash derecognized in the Disposition	─	(23,009)
Restricted cash related to deconsolidated guaranteed Low-Income Housing Tax Credit ("LIHTC") funds	─	(23,487)
Capital distributions received from investments in partnerships	61,357	17,866
Net cash used in investing activities	(21,666)	(47,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	─	12,189
Repayment of borrowings	(3,724)	(17,244)
Repurchase of common shares	─	(3,341)
Options tendered for payment of withholding taxes	─	(315)
Issuance of common shares	─	8,375
Net cash used in financing activities	(3,724)	(336)
Net decrease in cash, cash equivalents and restricted cash	(20,785)	(57,225)
Cash, cash equivalents and restricted cash at beginning of period	33,878	100,186
Cash, cash equivalents and restricted cash at end of period	$13,093	$42,961

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,147	$3,672
Income taxes paid	16	281

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(24,283)	13,207
Debt and liabilities extinguished through sales and collections on bonds	37,606	419
Decrease in bonds and common shareholders' equity due to change in accounting principle	267	─
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	1,873	─
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principle	─	9,206
Increase in loans from the Disposition	─	57,000
Increase in investments in debt securities from the Disposition	─	17,986
Increase in other assets from the Disposition	─	2,142
Increase in deferred revenue from the Disposition	─	(13,000)
Increase in accumulated other comprehensive income from the Disposition	─	(9,415)
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	─	6,138
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	─	784

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	─	(98,760)
Decrease in other assets	─	(5,174)
Decrease in debt	─	6,712
Decrease in unfunded equity commitments to lower tier property partnerships	─	8,003
Decrease in other liabilities	─	35,850
Decrease in noncontrolling interests	─	83,909

	At	At
	June 30,	June 30,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$10,590	$27,045
Restricted cash	2,503	15,916
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$13,093	$42,961

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
•

Other Assets and Liabilities (“OA&L”) – This portfolio includes our investments in bonds, certain loan receivables, cash, real estate-related investments, subordinated debt and the balance of the Company’s assets and liabilities (investments in bonds and related financings, which were previously identified as their own portfolio in each Quarterly Report on Form 10-Q that was filed in 2018, were reallocated to the OA&L portfolio as of December 31, 2018).

In emphasizing renewable energy debt investments, our objective is to grow the Company’s return on equity by recycling equity out of existing investments in the OA&L portfolio that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns. In this regard, we actively seek out ways to support additional growth in the Energy Capital portfolio by optimizing how the Company is capitalized, including, where appropriate, the efficient deployment of leverage.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management made estimates in certain areas, including the determination of fair values for bonds and derivative instruments. Management also made estimates in the determination and measurement of impairment of investments in bonds and real estate. Actual results could differ materially from these estimates.

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

Accounting for Financial Instruments – Credit Losses

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This guidance is intended to clarify aspects of accounting for credit losses, hedging activities, and financial instruments. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326):  Targeted Transition Relief.” This guidance provides transition relief for entities adopting ASU 2016-13. This guidance allows entities to elect the fair value options on certain financial instruments. This new guidance is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

Accounting for Financial Instruments – Fair Value Measurement

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

Note 2—Investments in Debt Securities

The Company’s investments in debt securities consist of multifamily tax-exempt bonds and other real estate-related bond investments. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investment in other real estate-related bonds consists of a single tax-exempt bond at June 30, 2019 and December 31, 2018, that financed the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”).

The weighted-average pay rate on the Company’s bond investments was 6.3% and 6.2% at June 30, 2019 and December 31, 2018, respectively. Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at June 30, 2019 and December 31, 2018.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$7,974	$844	$9,635	$10,479	131%
Infrastructure Bond	27,170	20,995	3,762	24,757	91%
Total	$35,144	$21,839	$13,397	$35,236	100%

	At
	December 31, 2018
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$65,162	$38,653	$33,564	$72,217	111%
Infrastructure Bond	27,170	20,912	4,061	24,973	92%
Total	$92,332	$59,565	$37,625	$97,190	105%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $62.0 million decrease in the reported fair value of the Company’s investments in debt securities for the six months ended June 30, 2019.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments. If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents. At June 30, 2019, three of the Company’s remaining five bond investments amortize on a scheduled basis and have stated maturity dates between August 2033 and December 2048. The Company’s remaining two bond investments are non-amortizing bonds with principal due in full on November 2044 and August 2048 (the total cost basis and fair value of these bonds were $0.6 million and $8.4 million, respectively, at June 30, 2019).

Investments in Debt Securities with Prepayment Features

The contractual terms of all of the Company’s investments in bonds include provisions that permit such instruments to be prepaid at par after a specified date that is prior to their stated maturity date. The following table provides information about the UPB, amortized cost and fair value of the Company’s investments in bonds that were prepayable at par at June 30, 2019, as well as stratifies such information for the remainder of the Company’s investments based upon the periods in which such instruments become prepayable at par:

(in thousands)	UPB	Amortized Cost	Fair Value
June 30, 2019	$28,984	$21,263	$26,869
July 1 through December 31, 2019	─	─	─
2020	─	─	─
2021	6,160	576	8,367
2022	─	─	─
2023	─	─	─
Thereafter	─	─	─
Bonds that may not be prepaid	─	─	─
Total	$35,144	$21,839	$35,236

The weighted-average expected maturity of the Company’s investments in bonds that were not currently prepayable at par at June 30, 2019 was 2.3 years.

Bond Aging Analysis

The following table provides information about the fair value of the Company’s investments in bonds that are classified as available-for-sale and that were current with respect to principal and interest payments, as well as information about the fair value of bonds that were past due with respect to principal or interest payments:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Total current	$33,125	$84,307
30-59 days past due	─	─
60-89 days past due	─	─
90 days or greater	2,111	12,883
Total	$35,236	$97,190

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

There were no TDRs for the three and six months ended June 30, 2019 and June 30, 2018.

Nonaccrual Bonds

The fair value of the Company’s investments in bonds that were on nonaccrual status was $2.1 million and $12.9 million at June 30, 2019 and December 31, 2018, respectively. Interest income on bonds that was recognized on a cash basis for the three months ended June 30, 2019 was de minimis. For the six months ended June 30, 2019, the six months ended June 30, 2018 and the three months ended June 30, 2018, interest income on bonds was $0.1 million, $0.2 million and $0.2 million, respectively. Interest income not recognized on bonds that were on nonaccrual for the three and six months ended June 30, 2019 was de minimis. For the three months ended June 30, 2018 and the six months ended June 30, 2018, such interest income was $0.2 million and $0.3 million, respectively.

Bond Sales and Redemptions

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $15.5 million and $24.1 million for the three and six months ended June 30, 2019, respectively.  There were no sales or full redemption of investments in bonds during the three and six months ended June 30, 2018.

On July 23, 2019, the Company’s two remaining non-performing multifamily bond investments were fully redeemed. These bond investments had a UPB and fair value of $1.8 million and $2.1 million at June 30, 2019, respectively.

The following table provides information about gains or losses that were recognized in the Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2019	2018		2019	2018
Gains recognized at time of sale or redemption	$20,693	$	─	$24,264	$	─
OTTI losses recognized on bonds held at each period-end	─		─	─		(6)
Total net gains (losses) on bonds	$20,693	$	─	$24,264		$(6)

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Investment in Solar Ventures	$156,950	$126,339
Investments in U.S. real estate partnerships (includes $921 and $898 related to variable interest entities ("VIEs")) (1)	20,298	19,961
Investment in South Africa Workforce Housing Fund ("SAWHF")	8,431	8,779
Total investments in partnerships	$185,679	$155,079

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

Investment in Solar Ventures

At June 30, 2019, the carrying value of the Company’s equity investments in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”) was $58.4 million, $2.5 million and $96.0 million, respectively. The Company held ownership interests of 50.0% in SCL and SPL, and 44.6% in SDL as of June 30, 2019. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting.

During July 2019, the Company and its capital partner in SDL entered into an agreement whereby our capital partner contributed 98% of a $30.0 million capital call and the Company contributed the balance. As a consequence of these capital contributions, our ownership interest in SDL decreased in percentage terms. Further, under such agreement, the Company ceded all loan workout decision making control to its capital partner in SDL until such time that the Company and our capital partner return to equal ownership interests in SDL.

Prior to the Company’s buyout of a prior investment partner’s ownership interest in REL, which was effective June 1, 2018, the Company had accounted for its equity investment in Renewable Energy Lending, LLC (“REL”) pursuant to the equity method of accounting. However, subsequent to the buyout, the Company became the sole owner of REL and consolidated this entity for reporting purposes in all subsequent reporting periods. As a result, the Company’s equity investment in REL was eliminated for reporting purposes at each subsequent reporting period and REL’s equity investments in SCL and SPL are reported as direct investments of the Company at such reporting date. The $5.1 million purchase price paid by the Company to our prior investment partner on June 1, 2018, was allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in a cumulative basis adjustment of $4.5 million being allocated to the Company’s investments in SCL and SPL, an adjustment which represented the difference between the Company’s acquisition cost basis of its investments and the historical cost basis of the investments at the partnership level. This basis difference is amortized over the remaining investment period of each respective partnership. For the three and six months ended June 30, 2019, the amortization expense related to such basis difference was $0.2 million and $0.4 million, respectively. As of June 30, 2019, the unamortized balance of the Company’s basis difference was $3.6 million.

On November 28, 2018, the Company, our remaining investment partner and Hunt entered into an agreement whereby Hunt was admitted as a member of SDL solely for the purpose of an investment in a specific loan. The maximum principal amount of the loan was $58.8 million with Hunt and the Company obligated to contribute 30% and 20%, respectively, and our investment partner was obligated to contribute the remaining 50% of the funding commitment of such loan.

On April 1, 2019, the Company acquired Hunt’s ownership in SDL. However, such transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable. See Note 13, “Related Party Transactions and Transactions with Affiliates” for more information.

The following table provides information about the carrying amount of total assets and liabilities of all investees for which the Company had an equity method investment:

	At	At
	June 30,	December 31,
	2019	2018
(in thousands)
Total assets	$360,056	$279,960
Other liabilities	25,950	12,833

The following table provides information about the gross revenue, operating expenses and net income of all investees for which the Company had an equity method investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$11,952	$5,932	$22,286	$12,522
Operating expenses	1,648	1,479	3,543	2,817
Net income and net income attributable to the entity	10,318	5,136	18,809	10,219

Investments in U.S. Real Estate Partnerships

At June 30, 2019, $19.4 million of the reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels. The Company has the right to a preferred return on its unreturned capital contributions, as well as the right to share in excess cash flows of the real estate venture. As of June 30, 2019, the Company held a 76.4% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. As such, the Company accounts for this investment using the equity method of accounting.

At June 30, 2019, $0.9 million of the reported carrying value of investments in U.S. real estate partnerships related to three limited partner interests in three affordable housing partnerships in which our ownership interest ranged from 74.25% to 74.92%. While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary. Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting.

At June 30, 2019 and December 31, 2018, four of the U.S. real estate partnerships in which we have investments were determined to be VIEs. The carrying value of the equity investments in these partnerships was $0.9 million at June 30, 2019 and December 31, 2018. For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment. Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of these investments, we measure our maximum exposure to loss based upon the carrying value of these investments. At June 30, 2019 and December 31, 2018, our maximum exposure to loss due to our involvement with these VIEs was $0.9 million.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2019	2018
(in thousands)
Total assets	$53,537	$56,238
Debt	6,114	6,530
Other liabilities	31,732	32,165

The following table provides information about the gross revenue, operating expenses and net income (loss) of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$632	$694	$1,296	$1,417
Operating expenses	473	548	942	1,085
Net income (loss) and net income (loss) attributable to the entity	318	(367)	(561)	(676)

Investment in SAWHF

At June 30, 2019, the carrying value of the Company’s 11.85% equity investment in SAWHF was $8.4 million. As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	June 30,	December 31,
	2019	2018
(in thousands)
Total assets	$71,544	$74,803
Other liabilities	165	496

The following table provides information about the gross revenue, operating expenses and net income (loss) of SAWHF:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$2,569	$1,915	$2,769	$2,305
Operating expenses	156	613	487	1,551
Net income (loss) and net income (loss) attributable to the entity	749	(912)	2,783	1,567

Note 4—Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Loans HFI	$80,878	$67,299
Loans HFS	─	─
Total loans	$80,878	$67,299

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses.

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
UPB	$81,629	$68,050
Cost basis adjustments, net	(751)	(751)
Loans HFI, net	$80,878	$67,299

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	June 30,		December 31,
(in thousands)	2019		2018
	UPB	Carrying value	UPB	Carrying value
Total current	$80,579	$80,579	$67,000	$67,000
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$81,629	$80,878	$68,050	$67,299

At June 30, 2019 and December 31, 2018, the Company did not have any loans for which it elected the fair value option (“FVO”).

At June 30, 2019 and December 31, 2018, the UPB of HFI loans that were placed on nonaccrual status was $1.1 million, while the carrying value of these loans was $0.3 million as of such reporting dates.

At June 30, 2019 and December 31, 2018, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

On April 1, 2019, the Company acquired Hunt’s 5.4% ownership interest in SDL for $11.3 million. Such transaction did not qualify as a purchase for reporting purposes and, as a result, the Company recognized $11.3 million as a loan receivable that is secured by Hunt’s interest in SDL. At June 30, 2019, the UPB and carrying value for this loan receivable was $13.6 million and had an effective interest rate of 17.3%. Refer to Note 13, “Related Party Transactions and Transactions with Affiliates,” for additional information.

Loans HFS

We report the carrying value of HFS loans at the lower of cost or fair value. In this regard, if a loan’s amortized cost exceeds its fair value at a reporting date, the Company will establish a valuation allowance and recognize a related provision for loan loss in our Consolidated Statements of Operations as a component of “Net gains (losses) on loans.”  Subsequent increases in the fair value of an HFS loan for which a valuation allowance was established will be recognized in the Consolidated Statements of Operations as an increase (reduction) of “Net gains (losses) on loans” up to the amount of previously recognized losses.

At June 30, 2019 and December 31, 2018, the cost basis and carrying value of the Company’s HFS loans were $6.0 million and zero, respectively, as of such reporting dates.

During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

The Company had no unfunded loan commitments at June 30, 2019 and December 31, 2018.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Other assets:
Real estate owned	$8,369	$3,769
Derivative assets	1,008	5,797
Accrued interest receivable	1,051	854
Other assets	447	520
Total other assets	$10,875	$10,940

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Building, furniture, fixtures and land improvement	$5,750	$1,150
Land	2,619	2,619
Total	$8,369	$3,769

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.

The Company’s OA&L portfolio includes the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first quarter of 2019, the Company invested $4.4 million for land improvement. As a result of the development activity, no depreciation expense was recognized in connection with this land investment for the three and six months ended June 30, 2019 and June 30, 2018, nor were any impairment losses recognized by the Company during such reporting periods in connection with REO.

Derivative Assets

At June  30, 2019 and December 31, 2018, the Company recognized $1.0 million and $5.8 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June  30, 2019 and December 31, 2018:

	At			At
	June 30, 2019			December 31, 2018
		Wtd. Avg.			Wtd. Avg.
		Effective			Effective
	Carrying	Interest		Carrying	Interest
(dollars in thousands)	Value	Rate		Value	Rate
Other Debt
Subordinated debt (1)
Due within one year	2,214	3.8		2,232	3.7
Due after one year	94,390	3.8		95,490	3.7
Notes payable and other debt (2)
Due within one year	─	─		─	─
Due after one year	6,764	14.8		7,210	14.7

Total other debt	103,368	4.5		104,932	4.5

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	$ ─	─	%	$317	4.0%
Due after one year	─	─		38,938	3.7
Non-bond related debt
Due within one year	1,550	5.0		1,500	5.0
Due after one year	2,950	5.0		3,500	5.0

Total asset related debt	4,500	5.0		44,255	3.9

Total debt	$107,868	4.6		$149,187	4.3

(1)

The subordinated debt balances include net cost basis adjustments of $7.7  million and $7.9 million at June  30, 2019 and December 31, 2018, respectively, that pertain to premiums and debt issuance costs.

(2)	Included in notes payable and other debt – other debt were unamortized debt issue costs of $0.2 million at June 30, 2019 and December 31, 2018.
(3)	Included in notes payable and other debt – bond related debt were unamortized debt issuance costs. The balance at December 31, 2018 was de minimis.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June  30, 2019:

Asset Related Debt
(in thousands)	and Other Debt
2019	$1,887
2020	9,335
2021	1,913
2022	1,879
2023	1,846
Thereafter	83,510
Net premium and debt issue costs	7,498
Total debt	$107,868

At June  30, 2019, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at June 30, 2019:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,261	$2,335	$28,596	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	23,879	2,133	26,012	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	13,765	1,137	14,902	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	25,027	2,067	27,094	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$88,932	$7,672	$96,604

Notes Payable and Other Debt

At June 30, 2019, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $6.9 million and $6.8 million, respectively. Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate that is based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At June 30, 2019, the JIBAR base rate was 7.06%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.78%.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

Bond Related Debt

These debt obligations pertained to investments in bonds that were classified as available-for-sale and were recognized by the Company in connection with transfers of bond investments that did not qualify as sales for reporting purposes. In most of these cases, debt obligations were recognized when the Company sold bond investments for cash consideration and concurrently executed total return swap (“TRS”) agreements with the buyer, which enabled the Company to retain the economic risks and returns of such investments.

In cases where a TRS agreement was involved in a conveyance that was not accounted for as a sale, the Company’s counterparty was required to pay the Company an amount equal to the interest payments received on the underlying bonds and the Company was required to pay the counterparty a rate that was based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread. The Company used the pay rate on executed TRS agreements to accrue interest on its secured borrowing obligations to its counterparty.

During the second quarter of 2019, the Company terminated three TRS agreements that financed the Company’s bond investments and derecognized $31.6 million of asset-related debt. Consequently, at June 30, 2019, the Company had no asset-related debt outstanding that financed bond investments.

Non-bond Related Debt

This debt obligation bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026. The UPB and carrying value of this debt obligation was $4.5 million at June  30, 2019.

Letters of Credit

The Company had no letters of credit outstanding at June  30, 2019 and December 31, 2018.

Note 7—Derivative Instruments

The Company uses derivative instruments for various purposes. Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk. Foreign currency forward exchange agreements are used to manage currency risk associated with the financing of our SAWHF equity investment. TRS agreements were used by the Company to obtain, or retain, the economic risks and rewards associated with tax exempt municipal bonds. During the second quarter of 2019, the Company terminated all remaining TRS agreements.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At				At
	June 30, 2019				December 31, 2018
(in thousands)	Assets		Liabilities		Assets	Liabilities
Total return swaps	$	─	$	─	$1,130	$	─
Basis swaps		432		─	808		─
Interest rate caps		435		─	998		─
Interest rate swaps		133		─	2,674		─
Foreign currency forward exchange		8		─	187		─
Total carrying value of derivative instruments		$1,008	$	─	$5,797	$	─

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2019	2018
Total return swaps	$ ─	$18,278
Basis swaps	35,000	35,000
Interest rate caps	35,000	80,000
Interest rate swaps	35,000	65,000
Foreign currency forward exchange	4,659	4,331
Total notional amount of derivative instruments	$109,659	$202,609

During the six months ended June  30, 2019, the notional amount of interest rate derivative instruments and total return swaps significantly decreased. The following table attributes the decrease in the total notional amount of such instruments to contract expirations, contract terminations and net cash settlements that occurred during the six months ended June  30, 2019:

Notional
Amounts
Balance, January 1, 2019	$198,278
Impact from expirations	(46,714)
Impact from terminations	(46,528)
Impact from settlements	(36)
Balance, June 30, 2019	$105,000

The following table provides information about the net (losses) gains that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Total return swaps (1)	$(38)	$1,092	$(42)	$1,638
Basis swaps (2)	(180)	315	(253)	507
Interest rate caps	(86)	79	(563)	475
Interest rate swaps (3)	(1,395)	(21)	(2,276)	1,395
Foreign currency forward exchange	(173)	588	(180)	347
Total net (losses) gains of derivative instruments	$(1,872)	$2,053	$(3,314)	$4,362

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was de minimis for the three months ended June 30, 2019, and $0.6 million for the three months ended June 30, 2018. Net cash received was $0.2 million and $1.2 million for the six months ended June 30, 2019, and June 30, 2018, respectively.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. The net cash received was $0.1 million for the three and six months ended June  30, 2019, while the net cash paid was de minimis for the three and six months ended June 30, 2018.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million for the three months ended June  30, 2019, and June 30, 2018.  Net cash received was $0.2 million and $0.1 million for the six months ended June 30, 2019, and June 30, 2018, respectively.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

	At
	June 30,	Fair Value Measurements
(in thousands)	2019	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$35,236	$	─	$	─	$35,236
Derivative instruments	1,008		─		1,008	─

	At
	December 31,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$97,190	$	─	$	─	$97,190
Derivative instruments	5,797		─		4,667	1,130

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

For the three months ended June 30, 2019, and June 30, 2018, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2019:

	Investments in	Derivative
(in thousands)	Debt Securities	Assets
Balance, April 1, 2019	$81,102	$776
Net losses included in earnings	─	(42)
Net change in AOCI (1)	(21,063)	─
Impact from sales/redemptions	(24,779)	─
Impact from settlements (2)	(24)	(734)
Balance, June 30, 2019	$35,236	$ ─

(1)

This amount includes the reclassification into the Consolidated Statements of Operations of $20.7 million of net fair value gains related to bonds that were sold or redeemed during this reporting period and $0.4 million of net unrealized losses recognized during this reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains (losses) that were reported in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2019 related to activity presented in the preceding table:

	Net gains on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Net change in unrealized losses related to assets and liabilities held at April 1, 2019 but settled during the second quarter of 2019	$ ─	$(42)
Additional realized gains recognized	20,693	4
Total net gains (losses) reported in earnings	$20,693	$(38)

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, April 1, 2018	$157,824	$2,250	$(48)
Net gains included in earnings	─	497	4
Net change in AOCI (1)	4,465	─	─
Impact from settlements (2)	(28)	─	─
Balance, June 30, 2018	$162,261	$2,747	$(44)

(1)	This amount represents $4.5 million of net unrealized holding gains recognized during the period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2018, related to activity presented in the preceding table:

	Net losses on		Net gains on
(in thousands)	bonds (1)		derivatives (2)
Change in unrealized gains related to assets and liabilities held at June 30, 2018	$	─	$501
Additional realized gains recognized		─	591
Total net gains reported in earnings	$	─	$1,092

(1)	Amounts are classified as “Impairments” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	─	(195)
Net change in AOCI (1)	(24,228)	─
Impact from sales/redemptions	(37,369)	─
Impact from settlements (2)	(357)	(935)
Balance, June 30, 2019	$35,236	$ ─

(1)

This amount includes the reclassification into the Consolidated Statements of Operations of $24.3 million of net fair value gains related to bonds that were sold or redeemed during this reporting period.

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

The following table provides information about the amount of realized and unrealized gains (losses) that were reported in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2019, related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	$ ─	$(195)
Additional realized gains recognized	24,264	152
Total net gains (losses) reported in earnings	$24,264	$(43)

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	400	2
Net change in AOCI (1)	983	─	─
Impact from deconsolidation	17,997	─	─
Impact from settlements (2)	(317)	─	─
Balance, June 30, 2018	$162,261	$2,747	$(44)

(1)

This amount represents $1.1 million of net unrealized holding gains recognized during the period, as well as the reclassification into the Consolidated Statements of Operations of $0.1 million of realized bond gains related to a bond that was OTTI.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2018, related to activity presented in the preceding table:

	Net losses on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities held at June 30, 2018	$(6)	$402
Additional realized gains recognized	─	1,236
Total net (losses) gains reported in earnings	$(6)	$1,638

(1)	Amounts are classified as “Impairments” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

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

Fair Value Measurement at June 30, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Non-performing	$2,112	Discounted cash flow	Contract price	$4,100	N/A
Subordinated cash flow	8,367	Discounted cash flow	Market yield	7.4%	N/A
			Capitalization rate	6.5	N/A
			NOI annual growth rates	0.6-0.9	0.8
Infrastructure Bond	24,757	Discounted cash flow	Market yield	7.3	N/A

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

(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Fair Value Measurement at December 31, 2018
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Performing	$48,221	Discounted cash flow	Market yield	4.4 - 6.8%	4.8%
Non-performing	12,882	Discounted cash flow	Market yield	8.2	N/A
			Capitalization rate	7.0	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (10% weighting factor)	0.5	N/A
			• Contract price (90% weighting factor)	$13,500	N/A
Subordinated cash flow	11,114	Discounted cash flow	Market yield	7.4 - 7.6%	7.5
			Capitalization rate	6.2 - 6.5	6.4
			NOI annual growth rates	0.6 - 0.7	0.7
Infrastructure Bond	24,973	Discounted cash flow	Market yield	7.2	N/A
Derivative instruments:
Total return swaps	1,130	Discounted cash flow	Market yield	4.7 - 4.8	4.8

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

Nonrecurring Changes in Fair Value

During the six months ended June 30, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments. Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology. There were no nonrecurring fair value adjustments recorded for the six months ended June 30, 2019.

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

	At
	June 30, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$10,590	$10,590	$	─	$	─
Restricted cash	2,503	2,503		─		─
Loans held for investment	80,878	─		─		81,824

Liabilities:
Notes payable and other debt - non-bond related	11,264	─		─		10,754
Subordinated debt issued by MFH	96,604	─		─		48,296

	At
	December 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,243	$28,243	$	─	$	─
Restricted cash	5,635	5,635		─		─
Loans held for investment	67,299	─		─		66,339

Liabilities:
Notes payable and other debt - bond related	39,255	─		─		39,289
Notes payable and other debt - non-bond related	12,210	─		─		11,479
Subordinated debt issued by MFH	97,722	─		─		46,778

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

Subordinated debt – The Company measures the fair value of the subordinated debt by discounting projected contractual interest payments and contractual principal payments using such instrument’s estimated market yield, which was 11.5% and 13.4% at June 30, 2019 and December 31, 2018, respectively. As outlined in the table above, at June 30, 2019, the aggregate fair value was measured at $48.3 million. At June 30, 2019, the measured fair value of this debt would have been $58.4 million and $40.8 million had its market yield been 9.0% and 14.0%, respectively, as of such reporting date. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Note 9—Collateral

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at June  30, 2019 and December 31, 2018:

	At
	June 30, 2019
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	$1,356	$ ─	$8,431	$9,787
Other	1,147	─	─	1,147
Total	$2,503	$ ─	$8,431	$10,934

	At
	December 31, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,287	$85,347	$ ─	$89,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,340	─	8,779	10,119
Other	8	─	─	8
Total	$5,635	$85,347	$8,779	$99,761

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all of its operating lease agreements to Hunt.  As a result, the Company had no future rental commitments at June  30, 2019.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At June 30, 2019, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

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

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss) from continuing operations	$23,220	$1,815	$26,109	$(594)
Net (loss) income from discontinued operations	(1)	947	(8)	21,696
Net income	$23,219	$2,762	$26,101	$21,102

Basic weighted-average shares (1)	5,884	5,697	5,883	5,673
Common stock equivalents (2)	─	377	─	─
Diluted weighted-average shares	5,884	6,074	5,883	5,673

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At June 30, 2018, 380,000 stock options were exercisable and in-the-money and had a potential dilutive share impact of 377,162 and 381,833 for the three and six months ended June 30, 2018. For the six months ended June  30, 2018, the Company had a net loss from continuing operations and thus, any incremental shares would be anti-dilutive. All stock options were exercised as of December 31, 2018.

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

At June  30, 2019, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempt person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended June  30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, April 1, 2019	$34,460	$97	$34,557
Net unrealized losses	(370)	(80)	(450)
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(20,693)	─	(20,693)
Net change in AOCI	(21,063)	(80)	(21,143)
Balance, June 30, 2019	$13,397	$17	$13,414

The following table provides information related to the net change in AOCI for the three months ended June 30, 2018:

		Income
	Investments	Tax	Foreign
	in Debt	(Expense)	Currency
(in thousands)	Securities	Benefit	Translation	AOCI
Balance, April 1, 2018	$50,392	$(256)	$177	$50,313
Net unrealized gains (losses)	4,465	─	(660)	3,805
Income tax benefit	─	242	─	242
Net change in AOCI	4,465	242	(660)	4,047
Balance, June 30, 2018	$54,857	$(14)	$(483)	$54,360

The following table provides information related to the net change in AOCI for the six months ended June  30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains (losses)	36	(55)	(19)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(24,264)	─	(24,264)
Net change in AOCI	(24,228)	(55)	(24,283)
Balance, June 30, 2019	$13,397	$17	$13,414

The following table provides information related to the net change in AOCI for the six months ended June  30, 2018:

	Investments	Income	Foreign
	in Debt	Tax	Currency
(in thousands)	Securities	Expense	Translation	AOCI
Balance, January 1, 2018	$44,459	$ ─	$(3,306)	$41,153
Net unrealized gains	1,118	─	2,823	3,941
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as OTTI	(135)	─	─	(135)
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	─	─	9,415
Income tax expense	─	(14)	─	(14)
Net change in AOCI	10,398	(14)	2,823	13,207
Balance, June 30, 2018	$54,857	$(14)	$(483)	$54,360

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2019		2018	2019		2018
Employees’ Stock-Based Compensation Plans	$	─	$(228)	$	─	$964
Non-employee Directors’ Stock-Based Compensation Plans		164	164		328	328
Total		$164	$(64)		$328	$1,292

Employees’ Stock-Based Compensation Plans

At June 30, 2019, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options.

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (1)	Liability (2)
Outstanding at January 1, 2018	410	$1.56	3.4	$9,322	$9,342
Exercised in 2018 (3)	(410)	1.56
Outstanding at December 31, 2018 and June 30, 2019	─	─	─	─	─

(1)	Intrinsic value is based on outstanding options.
(2)	Only options that were amortized based on a vesting schedule have a liability balance. There were 410,000 options at January 1, 2018, that fit this profile.
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

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 388,532 were available to be issued at June  30, 2019. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June  30, 2019 and June  30, 2018. The directors are fully vested in the deferred shares at the grant date.

		Common	Deferred	Weighted-average
		Shares	Shares	Grant Date	Options	Directors' Fees
	Cash	Granted	Granted	Share Price	Vested	Expense
June 30, 2019	$163,750	1,078	3,966	$32.46	─	$327,500
June 30, 2018	163,750	─	6,025	27.18	─	327,500

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

For the three and six months ended June  30, 2019 and June  30, 2018, no incentive fee was earned by our External Manager. During the three months ended June  30, 2019 and June 30, 2018, the Company recognized $2.1 million and $2.2 million, respectively, and $4.4 million and $4.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At June  30, 2019 and December 31, 2018, $2.1 million and $1.1 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Loans HFI

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

During the three months ended June  30, 2019 and June  30, 2018, the Company recognized $0.8 million and $0.7 million, respectively, and $1.7 million and $1.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At June  30, 2019, $0.8 million of accrued interest remains payable by Hunt.  There was no accrued interest payable by Hunt at December 31, 2018.

On November 28, 2018, the Company, our investment partner and Hunt entered into an agreement whereby Hunt was admitted as a partner of SDL solely for the purpose of a 30% investment in a specific loan.

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest for $11.3 million, which represents the price that was projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party was invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may be required to be made by one party to the other depending upon the actual IRR achieved on the investment. Such transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. At June 30, 2019, the carrying value of this loan receivable was $13.6 million and had an effective interest rate of 17.3%.

Investment in Debt Securities

On April 25, 2019, the Company received $13.1 million of net proceeds from the sale of an affordable housing property that secured one of the Company’s non-performing bond investments. Hunt, as bond servicing agent, waived $0.9 million of servicing fees that were otherwise due and payable in priority to the Company’s bond investment. As a result, the Company received $0.9 million of additional bond redemption proceeds that we otherwise would not have received.

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

Note 14—Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets (“DTAs”) as of the end of each quarter, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the DTAs will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not required.

Our framework for assessing the recoverability of DTAs requires us to weigh all available evidence, including:

•	The sustainability of recent profitability required to realize our deferred tax assets;

•	The cumulative net income or losses in our Consolidated Statement of Operations in recent years;

•	Forecasts of future book and tax income;

•	Our access to capital; and

•	The carryforward periods for net operating losses, capital losses and tax credits.

Our consideration of evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results. Risks to our forward-looking estimates include, but are not limited to, changes in market rates of return, additional competitors entering the marketplace (which would reduce nominal rates of return from competition for new borrowers), limits on access to investible capital that would limit new investments that could be made by the Company, changes in the law and the Company’s dependence on a small, specialized team of the External Manager for underwriting activities. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for more information about the risks to our business.

At June  30, 2019, the Company maintained a full valuation allowance against all of its DTAs, including federal and state net operating loss carryforwards. This treatment reflects the Company’s assessment that, in considering all available evidence, it was not more likely than not at such reporting date that its DTAs would be realized. However, the Company believes there is more than a  remote but less than likely chance that, within the next 12 months, the portion of DTAs for which a valuation allowance is maintained could materially change due to potential changes in the Company’s investment strategy and other factors. Should this occur, the release of a portion or all of the valuation allowance would result in the recognition of certain net DTAs and a decrease to income tax expense during the reporting period in which the release is recorded. However, the exact timing and amount of any potential valuation allowance release is based upon future circumstances, such as the level of profitability that the Company objectively expects to achieve, and therefore cannot be predicted at this time.

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

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the three months ended				For the six months ended
	June 30,				June 30,
(in thousands)	2019		2018		2019		2018
Interest on bonds	$	─	$	─	$	─	$6
Interest on loans and short-term investments		─		250		─	485
Asset management fee and reimbursements		─		176		─	1,194
Equity in income from unconsolidated funds and ventures		─		─		─	1
Other income		─		─		─	53
Salaries and benefits		─		─		─	(53)
General and administrative		─		─		─	(68)
Professional fees		(1)		─		(8)	(20)
Other expenses		─		(164)		─	(361)
Gains on sales and operations of real estate, net		─		(2)		─	61
Income tax expense		─		619		─	(22)
Net (loss) income from discontinued operations, net of tax		(1)		879		(8)	1,276
Disposal:
Net gain on disposal of discontinued operations (1)		─		68		─	20,420
Net (loss) income from discontinued operations		$(1)		$947		$(8)	$21,696

(1)

Includes $3.4 million of cumulative translation adjustments reclassified out of AOCI and into earnings due to the sale of our international asset and investment management business as part of the Disposition for the six months ended June 30, 2018.

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the six months ended
	June 30,
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

Note 16—Segment Information

At June  30, 2019, the Company invests in debt associated with renewable energy infrastructure and real estate and operates as a single reporting segment. Therefore, all required segment information can be found in the consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2019.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

None for the three months ended June  30, 2019.

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

MMA CAPITAL HOLDINGS, INC.

Dated:	August 9, 2019	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	August 9, 2019
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	August 9, 2019
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1