Form 10-Q
period 2019-09-30
MMA Capital Holdings, Inc.
filed 2019-11-08
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 5,763,623 shares of common shares outstanding at November 1, 2019.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10‑Q for the period ended September 30, 2019 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Selected income statement data
Net interest income	$2,131	$2,630	$1,679	$2,260
Non-interest income	7,581	24,460	6,111	19,662
Other expenses	4,110	3,820	4,888	4,084
Net income before income taxes	5,602	23,270	2,902	17,838

Income tax (expense) benefit	(26)	(50)	(13)	54
Net income (loss) from discontinued operations, net of tax	—	(1)	(7)	13,384
Net income	$5,576	$23,219	$2,882	$31,276

Earnings per share data
Net income: Basic	$0.95	$3.95	$0.49	$5.34
Diluted	0.95	3.95	0.49	5.25

Average shares: Basic	5,887	5,884	5,882	5,859
Diluted	5,887	5,884	5,882	5,954

Market and per common share data
Market capitalization	$173,366	$193,400	$175,009	$145,586
Common shares at period-end	5,889	5,887	5,884	5,882
Share price during period:
High	33.97	35.50	33.88	27.45
Low	28.05	30.00	20.02	25.00
Closing price at period-end	30.00	33.47	30.29	25.20
Book value per common share: Basic and Diluted	37.29	36.46	36.11	36.20

Selected balance sheet data (period end)
Cash and cash equivalents	$10,837	$10,590	$28,773	$28,243
Investments in debt securities	34,121	35,236	81,102	97,190
Investment in partnerships	222,567	185,679	159,145	155,079
Loans held for investment	87,267	80,878	67,299	67,299
All other assets	19,165	13,378	20,022	16,575
Total assets	$373,957	$325,761	$356,341	$364,386

Debt	$151,340	$107,868	$140,239	$149,187
All other liabilities	3,022	3,267	3,635	2,289
Total liabilities	154,362	111,135	143,874	151,476
Common shareholders' equity	$219,595	$214,626	$212,467	$212,910

Rollforward of common shareholders' equity
Common shareholders' equity - at beginning of period	$214,626	$212,467	$212,910	$193,547
Net income	5,576	23,219	2,882	31,276
Other comprehensive loss	(673)	(21,143)	(3,140)	(13,288)
Common share repurchases	—	—	—	(1,810)
Common shares issued and options exercised	—	—	—	5,462
Cumulative change due to change in accounting principle	—	—	(267)	—
Other changes in common shareholders' equity	66	83	82	(2,277)
Common shareholders' equity - at end of period	$219,595	$214,626	$212,467	$212,910

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

We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts, with an emphasis on renewable energy debt investments. Our assets and liabilities are organized into two portfolios:

•	Energy Capital – This portfolio includes indirect investments in loans that finance renewable energy projects and revolving debt that we utilize to leverage such investments; and
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

Given the depth of opportunities we see in the renewable energy market, our objective is to grow the Company’s return on equity by recycling equity out of existing investments in the OA&L portfolio that are generating lower returns, into the Energy Capital portfolio, which we believe will generate higher returns. In this regard, we actively seek out ways to support additional growth in the Energy Capital portfolio by optimizing how the Company is capitalized, including through the efficient deployment of leverage. As further discussed below, the Company established a revolving credit facility with various lenders in the third quarter of 2019 that was executed for purposes of leveraging its investments in the Energy Capital portfolio.

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

Energy Capital Portfolio

Overview

In our Energy Capital portfolio, we invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout North America. We generally invest in these loans, which include late-stage development, construction and permanent loans, through joint ventures (such joint ventures, together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”) are hereinafter referred to as the “Solar Ventures”).  In this regard, through our External Manager’s relationships, we invest in a large, segmented market that is growing and that we believe to be underserved, which has enabled us to achieve attractive risk-adjusted returns.

Lending Activities of the Solar Ventures

The Solar Ventures in which we have invested include: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); Solar Development Lending, LLC (“SDL”); and REL.  Carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below.

Our External Manager provides loan origination, servicing, asset management and other management services to the Solar Ventures, which typically  target loans that generate origination fees that range from 1.0% to 3.0% on committed capital and have fixed-rate coupons that range from 7.0% to 14.0%. These loans also generally range in size from $2 million to over $50 million, have durations between three months and five years, and are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses.

Through September  30, 2019, the Solar Ventures made over 150 project-based loans that total $2.1 billion of debt commitments for the development of over 640 renewable energy project sites that,  when completed, will generate over 6.2 gigawatts of renewable energy.

The Solar Ventures closed $358.3 million of loan commitments during the third quarter of 2019 and, at September 30, 2019, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) of $362.7 million, a weighted-average remaining maturity of nine months and a weighted-average coupon of 10.8%.  At September 30, 2019, the Solar Ventures, of which the Company is a 50% member, had $446.8 million of unfunded loan commitments to borrowers,  which were anticipated to be funded primarily by capital within the Solar Ventures through a combination of idle capital and existing loan redemptions. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures in proportion to their interests would be required.

Through September 30, 2019, 107 loans totaling $1.2 billion of commitments had been repaid, resulting in a weighted-average IRR (“WAIRR”) of 17.1% that was on average higher than originally underwritten. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the effects of: (i) operating expenses of the Solar Ventures; (ii) the preferred return earned by the Company’s former investment partner in REL through the second quarter of 2018; (iii) the amortization of the purchase premium paid by the Company to buyout our former investment partner and (iv) the opportunity cost of idle capital.

Investments Related to the Solar Ventures

At September 30, 2019, the Company held 50%, 50%, 44.7% and 100% equity interests in SCL, SPL, SDL and REL, respectively. Additionally, the Company held a 5.1% equity interest in SDL at September 30, 2019, that was acquired in the second quarter of 2019 from Hunt through a transaction that was reported as a secured lending transaction. While cash paid to settle this purchase was recognized as a loan receivable and the acquired equity interest in SDL was deemed to be collateral that did not get financial statement recognition, the Company acquired all legal rights and obligations related to such 5.1% ownership interest.

During July 2019, the Company and its capital partner in SDL executed a  non-pro rata funding agreement pursuant to which our capital partner contributed 98% of a $30.0 million capital call and the Company contributed the balance. However, on September 20, 2019, the Company contributed 100% of a $28.8 million capital call, which caused the non-pro rata funding agreement with our capital partner in SDL to terminate.

Table 1 provides financial information about the carrying value of MMA’s investments related to the Solar Ventures at September  30, 2019 and December 31, 2018.

Table 1:  Carrying Values of the Company’s Investments Related to the Solar Ventures

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Equity investments in the Solar Ventures	$194,647	$126,339
Loan receivable from Hunt	19,968	─
Total carrying value	$214,615	$126,339

The carrying value of the Company’s equity investments in the Solar Ventures increased $68.3 million during the nine months ended September 30, 2019, as a result of $163.9 million of capital contributions and $14.3 million of equity in income earned, partially offset by $109.9 million of distributions received during the nine months ended September  30,  2019. See Notes to Consolidated Financial Statements – Note 3, “Investments in Partnerships,” for additional information.

The carrying value of the Company’s loan receivable from Hunt related to the Company’s acquisition of equity interests in SDL, which had an effective interest rate of 17.3%, increased $8.7 million since its origination on April 1, 2019, primarily as a result of net incremental funding associated with the loan to which the acquired interest in SDL relates. Refer to Notes to Consolidated Financial Statements – Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information about this transaction.

Income from Investments Related to the Solar Ventures

The Company applies the equity method of accounting to its equity investments in the Solar Ventures. Accordingly, the Company recognizes its allocable share of the Solar Venture’s net income. Separately, the Company recognizes interest income associated with its loan receivable from Hunt using the interest method.

Table 2 summarizes income recognized by the Company in connection with investments related to the Solar Ventures for the periods presented.

Table 2:  Income Recognized from Investments Related to the Solar Ventures

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Equity in income from the Solar Ventures	$6,022	$2,032	$14,271	$4,004
Interest income from the Hunt loan receivable	839	─	1,265	─
Total investment income	$6,861	$2,032	$15,536	$4,004

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s investments related to the Solar Ventures.

Leveraging Investments Related to the Solar Ventures

On September 19, 2019, MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement with various lenders that initially provided for a $70.0 million revolving credit facility, which may be increased up to $125.0 million (the “Facility Amount”) after the initial closing date upon the joinder of additional lenders. The Facility Amount may be expanded by up to an additional $50.0 million, subject to the agreement of the participating lenders and satisfaction of certain other customary conditions. On October 11, 2019, the committed amount of the revolving credit facility increased to $100.0 million upon the joinder of two additional lenders.

Obligations associated with the revolving credit facility are guaranteed by the Company and are secured by specified assets of the Borrower and a pledge of all of the Company’s equity interest in the Borrower through pledge and security documentation. Availability and amounts advanced under the revolving credit facility, which may be used for various business purposes, are subject to compliance with a borrowing base comprised of assets that comply with certain eligibility criteria, and includes late-stage development, construction and permanent loans to finance renewable energy projects and cash.

Borrowing on the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. The Borrower has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At September 30, 2019, the UPB and carrying value of amounts borrowed from the revolving credit facility was $45.0 million while the Company recognized $0.1 million of related interest expense in the Consolidated Statements of Operations during the three months ended September 30, 2019.  As of November 1, 2019, the UPB and carrying value of the revolving credit facility was $53.5 million. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Through the Company’s access to additional liquidity from the revolving credit facility, we expect to increase the overall amount of capital invested in the Solar Ventures, which is expected to result in meaningful growth in our income generated from the Solar Ventures. Moreover, we expect our returns to further improve as a result of leverage and a  reduction in both the time and amount of idle capital since our access to the revolving credit facility will enable our equity capital to be more fully invested.

OA&L Portfolio

In our OA&L portfolio, we manage the Company’s cash, investments in bonds, loan receivables, real estate-related investments, subordinated debt and other assets and liabilities of the Company.  An overview of the primary assets and liabilities within this portfolio follows.

Hunt Note

The Company has a secured loan receivable from Hunt (the “Hunt Note”) that had a carrying value of $67.0 million and bore interest at a rate of 5.0% per annum at September 30, 2019. The Hunt Note is prepayable at any time and will amortize in 20 equal quarterly payments of $3.35 million beginning on March 31, 2020.

Refer to Notes to Consolidated Financial Statements — Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information.

Investments in Bonds

At September 30, 2019, we held two unencumbered tax-exempt multifamily bond investments with a UPB and fair value of $6.2 million and $8.7 million, respectively. On November 6, 2019, one of our remaining tax-exempt multifamily bond investments, that had a UPB and fair value of $2.2 million and $2.8 million at September 30, 2019, respectively, was fully redeemed at its reported fair value.

The Company also has one unencumbered tax-exempt municipal bond that finances the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development (this investment is hereinafter referred to as our “Infrastructure Bond”). At September 30, 2019, the Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $27.2 million and $25.4 million, respectively.

Real Estate-Related Investments

At September  30, 2019, we were an equity partner in four real estate-related investments consisting of (i) an 80.00% ownership interest in a joint venture that owns a mixed-use town center development and undeveloped land parcels and whose incremental tax revenues secure our Infrastructure Bond (hereinafter, the “Infrastructure Venture”) and (ii) three limited partner interests in partnerships that own affordable housing and in which our ownership interest ranged from 74.25% to 74.92%. The carrying value of these four investments was $20.4 million at September  30, 2019.

At September  30, 2019, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”).  SAWHF is a multi-investor fund that will mature in April 2020 and is currently in the process of exiting its investments.  The carrying value of the Company’s investment in SAWHF was $7.5 million at September  30, 2019.

At September  30, 2019, we owned one direct investment in real estate consisting of a parcel of land that is currently in the process of infrastructure development.  This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the first quarter of 2019, the Company invested $4.4 million for land improvements and the carrying value of this investment was $8.4 million at September  30, 2019.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  Deferred tax assets (“DTAs”) are recognized if we assess that it is more likely than not that tax benefits, including net operating losses (“NOLs”) and other tax attributes, will be realized prior to their expiration.

At December 31, 2018, the carrying value of our DTAs was $124.5 million although such assets were fully reserved at such reporting date because of management’s assessment that it was not more likely than not that the Company would realize its DTAs. We evaluate our DTAs for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. The Company’s DTAs remain fully reserved at September  30, 2019. The Company believes there is more than a remote but less than likely chance that, within the next 12 months, the portion of DTAs for which a valuation allowance is maintained could materially change due to potential changes in the Company’s investment strategy and other factors.

Debt Obligations

At September 30, 2019, the debt obligations in our OA&L portfolio included the Company’s subordinated debt, notes payable and other debt used to finance the Company’s 11.85% ownership interest in SAWHF and debt obligation to the Morrison Grove Management, LLC (“MGM”) principals.

The carrying value and weighted-average yield of the Company’s debt obligations in the OA&L portfolio was $106.3 million and 4.2%, respectively, at September 30, 2019. Refer to Table 8, “Debt,” for more information.

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

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity increased  $5.0 million in the third quarter of 2019 to $219.6 million at September  30, 2019.  This change was primarily driven by $4.9 million of comprehensive income and $0.1 million of other increases in common shareholders’ equity.

Diluted common shareholders’ equity (“Book Value”) per share increased $0.83, or 2.3%, in the third quarter of 2019 to $37.29 at September  30, 2019.

Comprehensive Income

We recognized comprehensive income of $4.9 million in the third quarter of 2019, which consisted of $5.6 million of net income and $0.7 million of other comprehensive loss.  In comparison, we recognized $5.3 million of comprehensive income in the third quarter of 2018, which consisted of $8.6 million of net income and $3.3 million of other comprehensive loss.

Net income that we recognized in the third quarter of 2019 was primarily driven by equity in income from unconsolidated funds and ventures, net gains on bonds and net interest income.  Refer to “Consolidated Results of Operations,” for more information about changes in common shareholders’ equity attributable to net income.

Other comprehensive loss that we reported in the third quarter of 2019 was primarily attributable to the reclassification of fair value gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the redemption of certain bond investments during such reporting period. The impact of this reclassification was partially offset by net fair value gains that we recognized in AOCI during the third quarter of 2019 in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 3 provides Consolidated Balance Sheets for the periods presented.

Table 3:  Consolidated Balance Sheets

	At	At
	September 30,	December 31,
(in thousands, except per share data)	2019	2018	Change
Assets
Cash and cash equivalents	$10,837	$28,243	$(17,406)
Restricted cash	6,115	5,635	480
Investments in debt securities	34,121	97,190	(63,069)
Investments in partnerships	222,567	155,079	67,488
Loans held for investment	87,267	67,299	19,968
Other assets	13,050	10,940	2,110
Total assets	$373,957	$364,386	$9,571

Liabilities
Debt	$151,340	$149,187	$2,153
Accounts payable and accrued expenses	2,689	2,289	400
Other liabilities	333	—	333
Total liabilities	$154,362	$151,476	$2,886

Basic and Diluted Common Shareholders' Equity	$219,595	$212,910	$6,685

Basic and diluted common shares outstanding	5,889	5,882	7
Basic and diluted common shareholders' equity per common share	$37.29	$36.20	$1.09

Cash and cash equivalents decreased primarily due to net cash used in connection with investments made in the Solar Ventures.

Investments in debt securities decreased primarily as a result of the sale and redemption of certain bond investments and the termination of all outstanding total return swap (“TRS”) agreements.

Investments in partnerships increased primarily as a result of net capital contributions of $54.0 million from the Company to the Solar Ventures and the recognition of  $14.3 million of equity in income in such investees.

Loans held for investment increased primarily as a result of the Company’s $11.3 million acquisition of Hunt’s ownership interest in SDL in the second quarter of 2019 that was accounted for as a secured lending arrangement. Since acquisition, the carrying value of this loan receivable increased by  $8.7 million as a result of the accrual of interest income and net incremental funding associated with the loan to which the acquired interest in SDL relates.

Debt increased primarily as a result of an advance from the revolving credit facility. This increase was largely offset by the effect of the aforementioned termination of TRS agreements, which prompted the redemption of all asset related debt that financed certain bond investments of the Company.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our Consolidated Results of Operations and should be read in conjunction with our consolidated financial statements, including the accompanying notes.  See “Critical Accounting Policies and Estimates,” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Income (loss) that was attributable to certain businesses and assets that were conveyed by the Company on January 8, 2018 (the “Disposition”) were reclassified for all reporting periods and reported separately as “Net income (loss) from discontinued operations, net of tax.”

Net Income

Table 4 summarizes net income for the periods presented.

Table 4:  Net Income

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Net interest income	$2,131	$2,350	$(219)	$6,440	$7,975	$(1,535)
Non-interest income
Equity in income from unconsolidated funds and ventures	6,024	3,273	2,751	15,643	5,655	9,988
Net gains on bonds, derivatives and extinguishment of liabilities	1,477	7,260	(5,783)	22,397	11,622	10,775
Other income	80	28	52	112	189	(77)
Other expenses
Other interest expense	(1,207)	(1,166)	(41)	(3,613)	(3,353)	(260)
Other expenses	(2,903)	(3,275)	372	(9,205)	(14,248)	5,043
Net income from continuing operations before income taxes	5,602	8,470	(2,868)	31,774	7,840	23,934
Income tax expense	(26)	(122)	96	(89)	(86)	(3)
Net income (loss) from discontinued operations, net of tax	—	276	(276)	(8)	21,972	(21,980)
Net income	$5,576	$8,624	$(3,048)	$31,677	$29,726	$1,951

Net Interest Income

Net interest income represents interest income earned on our loans, investments in bonds and other interest-earning assets less our cost of funding associated with short-term borrowings and long-term debt that we use to finance such assets.

Net interest income decreased during the three months and nine months ended September 30, 2019, as compared to the three months and nine months ended September 30, 2018, primarily due to a decrease in the carrying value of bond investments that was driven by the disposition or redemption of various bond investments and the termination of all outstanding TRS agreements.  The impact of these transactions was partially offset by: (i) the recognition of $0.8 million and $1.3 million of interest income for the three months and nine months ended September 30, 2019, respectively, associated with a loan receivable that was recognized in connection with the Company’s acquisition of Hunt’s ownership interest in SDL and (ii) the recognition of additional interest income associated with the Hunt Note, the UPB of which increased $10.0 million during the fourth quarter of 2018.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our portion of the income associated with certain funds and ventures in which we have an equity interest.

Table 5 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 5:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Solar Ventures	$6,022	$2,032	$3,990	$14,271	$4,004	$10,267
U.S. real estate partnerships	124	1,770	(1,646)	1,141	1,996	(855)
SAWHF	(122)	(529)	407	231	(345)	576
Equity in income from unconsolidated funds and ventures	$6,024	$3,273	$2,751	$15,643	$5,655	$9,988

Equity in income from the Solar Ventures increased during the three months and nine months ended September 30, 2019, as compared to that reported for the three months and nine months ended September 30, 2018, primarily as a result of an increase in loan origination activity at SDL and SCL, which resulted in a year-over-year increase in the Company’s allocable share of net income in such ventures. The impact of this increase was partially offset by amortization expense recognized in connection with the purchase premium paid by the Company to buy out its former investment partner. Additionally, equity in income increased for the nine months ended September 30, 2019, due to the elimination of the preferred return previously earned by the former investment partner prior to the Company’s buyout of such partner’s interest on June 1, 2018.

Equity in income from U.S. real estate partnerships decreased during the three and nine months ended September 30, 2019, as compared to that reported for the three and nine months ended September 30, 2018, primarily as a result of (i) a reduction in 2019 of nonrecurring gains associated with the sale of investment properties by real estate partnerships in which we maintained an ownership interest and (ii) land license fees incurred by the Infrastructure Venture in connection with its holdings of undeveloped land parcels.

Equity in income from the Company’s equity investment in SAWHF increased during the three and nine months ended September 30, 2019, as compared to that reported for the three and nine months ended September 30, 2018, primarily as a result of an increase in the fair value of real estate-related investments held by SAWHF.

Net Gains Relating to Bonds, Derivatives and Extinguishment of Liabilities

Net gains may include net realized and unrealized gains or losses relating to bonds, derivatives, real estate and other investments and loans as well as gains or losses realized by the Company in connection with the extinguishment of its recognized debt obligations (collectively referred to as “Net Gains”).

Net Gains for the three months ended September 30, 2019, decreased compared to those reported for the three months ended September 30, 2018, primarily due to: (i) a reduction in net gains recognized in connection with the sale or redemption of bond investments; (ii) net fair value losses recognized in 2019 related to interest rate derivative instruments; and (iii) a nonrecurring gain of $1.1 million that was recognized in 2018 in connection with the sale of the Company’s limited partner interest in a partnership that owned an affordable housing property.

Net Gains for the nine months ended September 30, 2019, increased compared to those reported for the nine months ended September  30, 2018, primarily due to a $21.3 million increase in holding gains that were realized in connection with sale or redemption of bond investments during the first nine months of 2019 as compared to the same period in 2018.  The impact of these transactions was partially offset by (i) a $9.5 million decrease in net fair value gains recognized in connection with interest rate derivative instruments and (ii) a  nonrecurring gain of $1.1 million that was recognized in 2018 in connection with the sale of the Company’s limited partner interest in a partnership that owned affordable housing property.

Other Expenses

Other expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees, salaries and benefits and other miscellaneous expenses.

Table 6 summarizes other expenses for the periods presented.

Table 6:  Other Expenses

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
External management fees and reimbursable expenses	$(1,646)	$(1,059)	$(587)	$(6,042)	$(5,762)	$(280)
General and administrative	(237)	(328)	91	(855)	(1,032)	177
Professional fees	(608)	(1,230)	622	(1,826)	(5,031)	3,205
Other expenses	(412)	(625)	213	(482)	(1,295)	813
Salaries and benefits	─	(33)	33	—	(1,128)	1,128
Total other expenses	$(2,903)	$(3,275)	$372	$(9,205)	$(14,248)	$5,043

Other expenses for the three months ended September 30, 2019, declined compared to that reported for the three months ended September 30, 2018, primarily due to a decrease in (i) nonrecurring professional fees that were incurred in the third quarter of 2018 in connection with the disposition of the Company’s interest in MGM and (ii) losses recognized in connection with the remeasurement of foreign currency-denominated assets and liabilities into U.S. dollars for reporting purposes.  The impact of these items was partially offset by an increase in compensation-related expense reimbursements payable to the External Manager that was attributable to the fact that, in 2019, the annual cap was not reached until the third quarter while, in 2018, the annual cap on such expenses was met in the second quarter.

Other expenses for the nine months ended September 30, 2019, declined compared to that reported for the nine months ended September 30, 2018, primarily due to a decrease in: (i) nonrecurring professional fees that were incurred in 2018 in connection with the Disposition and the sale of our interests in MGM; (ii) salaries and benefits expense recognized in 2018 associated with stock options that were fully exercised as of December 31, 2018; (iii) nonrecurring impairment losses recognized in connection with certain equity investments in the first quarter of 2018; and (iv) losses recognized in connection with the remeasurement of foreign currency-denominated assets and liabilities into U.S. dollars for reporting purposes.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Net income from discontinued operations decreased for the three months ended September  30, 2019, compared to that reported for the three months ended September  30, 2018, primarily due to a decrease in nonrecurring income recognized in the third quarter of 2018 in connection with the disposition of the Company’s interests in MGM.

Net income from discontinued operations decreased for the nine months ended September 30, 2019, compared to that reported for the nine months ended September 30, 2018, primarily due to a  decrease in nonrecurring net gains recognized in the first quarter of 2018 in connection with the Disposition. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information.

LIQUIDITY AND CAPITAL RESOURCES

This section supplements and updates information regarding liquidity and capital resources in our 2018 Annual Report. See “MD&A—Liquidity and Capital Resources” and “Risk Factors” in our 2018 Annual Report for additional information, including discussions of our primary sources and uses of funds and capital resources.

Liquidity

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

At  September  30, 2019 and September 30, 2018, $6.1 million and $10.9 million, respectively, of amounts presented below in Table 7 represented restricted cash.

Table 7:  Net Decrease in Cash, Cash Equivalents and Restricted Cash

For the nine months ended
(in thousands)	September 30, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	5,243
Investing activities	(60,255)
Financing activities	38,086
Net decrease in cash, cash equivalents and restricted cash	(16,926)
Cash, cash equivalents and restricted cash at end of period	$16,952

	For the nine months ended
	September 30, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash used in:
Operating activities	(3,994)	—	(3,994)
Investing activities	(41,814)	(24,554)	(66,368)
Financing activities	(3,324)	—	(3,324)
Net decrease in cash, cash equivalents and restricted cash	(49,132)	(24,554)	(73,686)
Cash, cash equivalents and restricted cash at end of period	$26,500	$—	$26,500

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, income distributions from our investments in unconsolidated funds and ventures and advances on loans held for sale.

Net cash flows associated with operating activities increased by $9.2 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This net increase was primarily driven by: (i) a $3.5 million increase in distributions received from the Company’s investment in partnerships that primarily related to the Solar

Ventures; (ii) a $1.5 million decrease in bond related interest expense as the amount of the Company’s bond related debt outstanding declined upon the settlement of sale and redemption transactions and termination of TRS agreements during the fourth quarter of 2018 and first nine months of 2019; (iii) the nonrecurring purchase of a $9.0 million senior loan during the first quarter of 2018 from a MGM affiliate that we designated as held for sale; and (iv) nonrecurring professional fees incurred in 2018 in connection with the Disposition transaction and the disposition of the Company’s interests in MGM. The effects of these items were partially offset by: (i) a decline in interest income on bonds as a result of the aforementioned sale and redemption transactions and the related termination of TRS agreements; (ii) a decrease in asset management fees received as a result of the Disposition; and (iii) an increase in net cash flows used to pay external management fees and reimbursable expenses due to a provision in the management agreement with the External Manager that specifies that, effective July 1, 2018, the basis for calculating the base management fee converts from a fixed fee to a stated fixed percentage of the Company’s diluted common shareholders’ equity.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to: principal payments, capital contributions and distributions, advance of loans held for investment and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the nine months ended September 30, 2019, increased by $18.4 million as compared to amounts used in investing activities during the nine months ended September 30, 2018. This net increase was primarily driven by a $119.4 million increase in capital contributions to the Company’s investments in partnerships during the first nine months of 2019 that primarily related to the Solar Ventures and an $11.3 million origination of a loan held for investment. The effects of these items were partially offset by: (i) a $70.8 million increase in capital distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; (ii) a $20.1 million increase in principal payments and sale and redemption proceeds received on our bond-related investments; and (iii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition during the first quarter of 2018.

Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2019, increased by $41.4 million as compared to amounts to the nine months ended September 30, 2018. This increase was primarily attributable to (i) a $32.8 million increase in proceeds from borrowings from the revolving credit facility that was established in the third quarter of 2019 and (ii) a $13.0 million and $4.1 million decrease in the amount of net cash flows used to repay borrowings and repurchase common shares, respectively, during the first nine months of 2019. The effects of these items were partially offset by $8.4 million of nonrecurring cash flows provided by the private placement of 250,000 of the Company’s common shares to Hunt during the first nine months of 2018.

Capital Resources

Our debt obligations primarily include liabilities that we recognized in connection with our subordinated debt, revolving credit facility and other notes payable. At December 31, 2018, our debt obligations also included liabilities in connection with the execution of TRS agreements that were used to finance a portion of our investments in bonds. The major types of debt obligations of the Company are further discussed below.

Table 8 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September  30, 2019 and December 31, 2018.

Table 8:  Debt

	At		At
	September 30, 2019		December 31, 2018
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (2)	Rate (2)	Value (2)	Rate (2)
Subordinated debt	$96,045	3.5%	$97,722	3.7%
Revolving credit facility obligations	45,000	6.9	─	─
Notes payable and other debt	6,295	14.7	7,210	14.7
Asset related debt (1)	4,000	5.0	44,255	3.9
Total debt	$151,340	5.0%	$149,187	4.3%

(1)

At September 30, 2019 and December 31, 2018, the carrying value of bond related debt was zero and $39.3 million, respectively. At September 30, 2019 and December 31, 2018, the carrying value of non-bond related debt was $4.0 million and $5.0 million, respectively.

(2)

Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At September 30, 2019 and December 31, 2018, the Company had subordinated debt obligations that had a total UPB of $88.5 million and $89.8 million, respectively. Such debt included four tranches that amortize over their contractual lives, are due to mature between March 2035 and July 2035 and require the Company to pay interest based upon 3-month LIBOR plus a fixed spread of 2.0%. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Revolving Credit Facility Obligations

At September 30, 2019, the Company had borrowed $45.0 million from the revolving credit facility and had the ability to borrow an additional $25.0 million at such reporting date. This debt obligation, which is guaranteed by the Company and is secured by specified assets of the Borrower and a pledge of all of the Company’s equity interest in the Borrower,  matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. The debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%. At September 30, 2019, the LIBOR base rate plus the fixed spread was 4.8%, while the weighted-average effective interest rate of the revolving credit facility was 6.9%.  See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Notes Payable and Other Debt

At September 30, 2019 and December 31, 2018, the Company had notes payable and other debt with a UPB of $6.4 million and $7.4 million, respectively. This debt, which is denominated in South African rand, was used to finance the Company’s 11.85% ownership interest in SAWHF. Such debt amortizes over its contractual life, is due to mature on September 8, 2020, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At September 30, 2019, the JIBAR base rate was 6.81%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.71%. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets.  The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Bond Related Debt

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

Non-bond Related Debt

At September 30, 2019 and December 31, 2018, the Company had a debt obligation to MGM principals with a UPB of $4.0 million and $5.0 million, respectively. This debt bears interest at 5.0%, amortizes over its contractual life and is due to mature on January 1, 2026. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Covenant Compliance

At September  30, 2019 and December 31, 2018, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At September  30, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

The Company had no unfunded loan commitments at September  30, 2019 and December 31, 2018.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks.  Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements.  Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

On September 12, 2019, the Board authorized a 2019 share repurchase program (“2019 Plan”) for the repurchase of up to 100,000 common shares, at market prices up to the Company’s last reported diluted common shareholders’ equity per share, which was $36.46 as reported within the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019. The Company then adopted a Rule 10b5-1 plan implementing the Board’s authorization, subject to volume limitations as defined by Rule 10b-18 under the Exchange Act. The 2019 Plan expires upon the earlier of the close of trading on December 31, 2019 or the repurchase of the authorized 100,000 common shares. Between October 1, 2019 and November 1, 2019, the Company repurchased 23,849 common shares at an average price of $31.06.

Dividend Policy

The Board makes determinations regarding dividends based on our Manager’s recommendation, which is based on an evaluation of a number of factors, including our common shareholders’ equity, business prospects and available cash.  The Board does not believe paying a dividend is appropriate at the current time.

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (“Rights Plan”) designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will remain in effect for five years,  until May 15, 2020, or until the Board determines the plan is no longer required, whichever comes first. The Board may also choose to adopt a new plan effective on or after the date the Rights Plan expires.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing such limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At September  30, 2019, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, who held greater than  a 4.9% interest in the Company.  In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempted person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

On November 6, 2019, the Board further named Mr. Falcone an exempted person in accordance with the Rights Plan to the extent of his proposed open-market share purchases of up to an additional 6,000 common shares with the Board reserving all its rights under the Rights Plan for any subsequent purchases.  As a result of the Board’s action, there was no triggering event for purposes of the Rights Plan.

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

Item 1.  Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$10,837	$28,243
Restricted cash	6,115	5,635
Investments in debt securities (includes $85,347 pledged as collateral at December 31, 2018)	34,121	97,190
Investments in partnerships (includes $202,146 and $8,779 pledged as collateral at September 30, 2019 and December 31, 2018, respectively)	222,567	155,079
Loans held for investment (includes $86,968 and $67,000 of related party loans at September 30, 2019 and December 31, 2018, respectively)	87,267	67,299
Other assets	13,050	10,940
Total assets	$373,957	$364,386

LIABILITIES AND EQUITY
Debt	$151,340	$149,187
Accounts payable and accrued expenses	2,689	2,289
Other liabilities	333	─
Total liabilities	154,362	151,476

Commitments and contingencies (see Note 10)

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019	─	─
Common shares, no par value, 50,000,000 shares are authorized (5,778,883 and 5,777,216 shares issued and outstanding and 110,092 and 104,464 non-employee directors' deferred shares issued at September 30, 2019 and December 31, 2018)	206,854	175,213
Accumulated other comprehensive income ("AOCI")	12,741	37,697
Total shareholders’ equity	219,595	212,910
Total liabilities and equity	$373,957	$364,386

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Interest on bonds	$481	$2,178	$3,106	$7,425
Interest on loans and short-term investments	1,701	802	3,931	2,464
Total interest income	2,182	2,980	7,037	9,889
Asset related interest expense
Bond related debt	─	630	428	1,914
Non-bond related debt	51	─	169	─
Total interest expense	51	630	597	1,914
Net interest income	2,131	2,350	6,440	7,975

Non-interest income
Equity in income from unconsolidated funds and ventures	6,024	3,273	15,643	5,655
Net gains on bonds	2,156	5,080	26,420	5,080
Net gains on real estate and other investments	─	1,092	─	1,092
Net (losses) gains on derivatives	(679)	1,102	(3,993)	5,464
Net losses on extinguishment of liabilities	─	(14)	(30)	(14)
Other income	80	28	112	189
Non-interest income	7,581	10,561	38,152	17,466

Other expenses
Interest expense	1,207	1,166	3,613	3,353
Salaries and benefits	─	33	─	1,128
External management fees and reimbursable expenses	1,646	1,059	6,042	5,762
General and administrative	237	328	855	1,032
Professional fees	608	1,230	1,826	5,031
Impairments	─	─	─	388
Other expenses	412	625	482	907
Total other expenses	4,110	4,441	12,818	17,601

Net income before income taxes	5,602	8,470	31,774	7,840
Income tax expense	(26)	(122)	(89)	(86)
Net income from continuing operations	5,576	8,348	31,685	7,754
Net income (loss) from discontinued operations, net of tax	─	276	(8)	21,972
Net income	$5,576	$8,624	$31,677	$29,726

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic income per common share:
Income from continuing operations	$0.95	$1.44	$5.38	$1.36
Income from discontinued operations	─	0.05	─	3.84
Income per common share	$0.95	$1.49	$5.38	$5.20

Diluted income per common share:
Income from continuing operations	$0.95	$1.37	$5.38	$1.36
Income from discontinued operations	─	0.04	─	3.84
Income per common share	$0.95	$1.41	$5.38	$5.20

Weighted-average common shares outstanding:
Basic	5,887	5,804	5,884	5,717
Diluted	5,887	6,087	5,884	5,717

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,576	$8,624	$31,677	$29,726

Other comprehensive (loss) income
Bond related changes:
Net unrealized gains	$961	$1,025	997	2,143
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(1,851)	(5,080)	(26,115)	(5,080)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")	─	141	─	6
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	─	─	─	9,415
Net change in other comprehensive (loss) income due to bonds	(890)	(3,914)	(25,118)	6,484
Income tax benefit	─	14	─	─
Foreign currency translation adjustment	217	525	162	3,348
Other comprehensive (loss) income	$(673)	$(3,375)	(24,956)	9,832

Comprehensive income	$4,903	$5,249	$6,721	$39,558

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the nine months ended September 30, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	─	2,882	─	2,882
Other comprehensive loss	─	─	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	─	82
Cumulative change due to change in accounting principle	─	(267)	─	(267)
Balance, March 31, 2019	5,884	177,910	34,557	212,467
Net income	─	23,219	─	23,219
Other comprehensive loss	─	─	(21,143)	(21,143)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	83	─	83
Balance, June 30, 2019	5,887	$201,212	$13,414	$214,626
Net income	─	5,576	─	5,576
Other comprehensive loss	─	─	(673)	(673)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	66	─	66
Balance, September 30, 2019	5,889	$206,854	$12,741	$219,595

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

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,677	$29,726
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for credit losses and impairment	─	388
Net equity in income from investments in partnerships	(15,643)	(5,655)
Net gains on bonds	(26,420)	(5,080)
Net gains on real estate and other investments	─	(1,157)
Gain on disposal of discontinued operations	─	(20,420)
Net losses (gains) on derivatives	5,539	(3,208)
Net losses on extinguishment of liabilities	30	14
Advances on, originations and purchases of loans held for sale	─	(9,000)
Distributions received from investments in partnerships	11,317	7,810
Depreciation and amortization	(1,560)	(860)
Foreign currency losses	242	531
Stock-based compensation expense	230	1,176
Other, net	(169)	1,741
Net cash provided by (used in) operating activities	5,243	(3,994)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $969 and $0 from a related party)	27,591	7,466
Advances on and originations of loans held for investment (includes $11,279 and $0 from a related party)	(11,279)	(1,000)
Investments in partnerships and real estate	(168,971)	(49,611)
Proceeds from the sale of real estate and other investments	─	1,678
Cash and restricted cash derecognized in the Disposition	─	(23,009)
Restricted cash related to deconsolidated guaranteed Low-Income Housing Tax Credit ("LIHTC") funds	─	(23,487)
Capital distributions received from investments in partnerships	92,404	21,595
Net cash used in investing activities	(60,255)	(66,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	45,000	12,189
Repayment of borrowings	(4,709)	(17,709)
Debt issuance costs	(2,205)	─
Repurchase of common shares	─	(4,113)
Options tendered for payment of withholding taxes	─	(2,066)
Issuance of common shares	─	8,375
Net cash provided by (used in) financing activities	38,086	(3,324)
Net decrease in cash, cash equivalents and restricted cash	(16,926)	(73,686)
Cash, cash equivalents and restricted cash at beginning of period	33,878	100,186
Cash, cash equivalents and restricted cash at end of period	$16,952	$26,500

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,426	$5,547
Income taxes paid	16	281

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(24,956)	9,832
Debt and liabilities extinguished through sales and collections on bonds	37,606	15,578
Decrease in bonds and common shareholders' equity due to change in accounting principle	267	─
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	8,392	─
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principle	─	9,206
Increase in loans from the Disposition	─	57,000
Increase in investments in debt securities from the Disposition	─	17,986
Increase in other assets from the Disposition	─	2,142
Increase in deferred revenue from the Disposition	─	(13,000)
Increase in accumulated other comprehensive income from the Disposition	─	(9,415)
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	─	6,138
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	─	4,841

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	─	(98,760)
Decrease in other assets	─	(5,174)
Decrease in debt	─	6,712
Decrease in unfunded equity commitments to lower tier property partnerships	─	8,003
Decrease in other liabilities	─	35,850
Decrease in noncontrolling interests	─	83,909

	At	At
	September 30,	September 30,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$10,837	$15,556
Restricted cash	6,115	10,944
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$16,952	$26,500

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

We focus on investments with attractive risk-adjusted returns that generate positive environmental or social impacts, with an emphasis on renewable energy debt investments. Our assets and liabilities are organized into two portfolios:

•	Energy Capital – This portfolio includes indirect investments in loans that finance renewable energy projects and revolving debt that we utilize to leverage such investments; and
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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Equity investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity, but is not considered the primary beneficiary, are accounted for using the equity method of accounting.

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

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Improvements.” This guidance is intended to reduce the complexity of United States (“U.S.”) GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This guidance establishes an impairment methodology that reflects lifetime expected credit losses rather than incurred losses. This guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective for us on January 1, 2020, with early adoption permitted. However, on October 16, 2019, the FASB voted to approve its proposal to delay the effective dates of this ASU to be effective on January 1, 2023 for smaller reporting companies. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This guidance is intended to clarify aspects of accounting for credit losses, hedging activities, and financial instruments. This new guidance is effective for us on January 1, 2020, with early adoption permitted. However, on October 16, 2019, the FASB voted to approve its proposal to delay the effective dates of this ASU to be effective on January 1, 2023 for smaller reporting companies. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This guidance provides transition relief for entities adopting ASU 2016-13. This guidance allows entities to elect the fair value options on certain financial instruments. This new guidance is effective for us on January 1, 2020,  with early adoption permitted. However, on October 16, 2019, the FASB voted to approve its proposal to delay the effective dates of this ASU to be effective on January 1, 2023 for smaller reporting companies. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

Note 2—Investments in Debt Securities

The Company’s investments in debt securities consist of two subordinate multifamily tax-exempt bonds and one other real estate-related bond investment. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying properties.

The Company’s investment in other real estate-related bonds consists of a single tax-exempt bond at September 30, 2019 and December 31, 2018, that financed the development of infrastructure for a mixed-use town center development and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”).

The weighted-average pay rate on the Company’s bond investments was 6.3% and 6.2% at September 30, 2019 and December 31, 2018, respectively. Weighted-average pay rate represents the cash interest payments collected on the bonds (excluding subordinated cash flow bonds) as a percentage of the bonds’ average unpaid principal balance (“UPB”) for the preceding 12 months for the population of bonds at September 30, 2019 and December 31, 2018.

The following tables provide information about the UPB, amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$6,160	$576	$8,145	$8,721	142%
Infrastructure Bond	27,170	21,038	4,362	25,400	93%
Total	$33,330	$21,614	$12,507	$34,121	102%

	At
	December 31, 2018
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$65,162	$38,653	$33,564	$72,217	111%
Infrastructure Bond	27,170	20,912	4,061	24,973	92%
Total	$92,332	$59,565	$37,625	$97,190	105%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $63.1 million decrease in the reported fair value of the Company’s investments in debt securities for the nine months ended September 30, 2019.

Maturity

Principal payments on the Company’s investments in bonds are based on contractual terms that are set forth in the contractual documents governing such investments. If principal payments are not required to be made prior to the contractual maturity of a bond, its UPB is required to be paid in a lump sum payment at contractual maturity or at such earlier time as may be provided under the governing documents. At September 30, 2019, one of the Company’s remaining three bond investments amortizes on a scheduled basis and has a stated maturity date of December 2048. The Company’s remaining two bond investments are non-amortizing subordinated cash flow bonds with principal due in full on November 2044 and August 2048 (the total cost basis and fair value of these bonds were $0.6 million and $8.7 million, respectively, at September 30, 2019).

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

There were no TDRs for the three and nine months ended September 30, 2019.

Nonaccrual Bonds

On July 23, 2019, the Company’s two remaining non-performing multifamily bond investments were fully redeemed. Upon redemption, the Company reclassified gains of $1.9 million from AOCI into the Company’s Consolidated Statements of Operations.

The fair value of the Company’s investments in bonds that were on nonaccrual status was $12.9 million at December 31, 2018.

Interest income on bonds that was recognized on a cash basis for the three months and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively.

Interest income not recognized on bonds that were on nonaccrual status for the three and nine months ended September 30, 2018 was $0.3 million and $0.8 million, respectively.

Bond Sales and Redemptions

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $2.4 million and $26.6 million for the three and nine months ended September 30, 2019, respectively, and received cash proceeds of $0.5 million for the three and nine months ended September 30, 2018.

On November 6, 2019, one of the Company’s unencumbered tax-exempt multifamily bond investments, that had a UPB and fair value of $2.2 million and $2.8 million at September 30, 2019, respectively, was fully redeemed at its reported fair value.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gains recognized at time of sale or redemption	$2,156	$5,080	$26,420	$5,080
OTTI losses recognized on bonds held at each period-end	─	─	─	(6)
Total net gains on bonds	$2,156	$5,080	$26,420	$5,074

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Investment in Solar Ventures	$194,647	$126,339
Investments in U.S. real estate partnerships (includes $932 and $898 related to variable interest entities ("VIEs")) (1)	20,421	19,961
Investment in South Africa Workforce Housing Fund ("SAWHF")	7,499	8,779
Total investments in partnerships	$222,567	$155,079

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

Investments Related to the Solar Ventures

At September 30, 2019, the Company held 50%,  50%,  44.7% and 100% equity interests in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”) and Renewable Energy Lending, LLC (“REL”), respectively  (collectively referred to as the “Solar Ventures”). Additionally, the Company held a 5.1% equity interest in SDL at September 30, 2019, that was acquired in the second quarter of 2019 from Hunt through a transaction that was reported as a secured lending transaction. While cash paid to settle this purchase was recognized as a loan receivable and the acquired equity interest in SDL was deemed to be collateral that did not get financial statement recognition, the Company acquired all legal rights and obligations related to such 5.1% ownership interest. See Note 13, “Related Party Transactions and Transactions with Affiliates,” for more information about the Company’s acquisition of Hunt’s interest in SDL.

At September 30, 2019, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $101.5 million, $0.1 million and $93.0 million, respectively. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting. At September 30, 2019, the Solar Ventures, of which the Company is a 50% member, had $446.8 million of unfunded loan commitments to borrowers,  which were anticipated to be funded primarily by capital within the Solar Ventures through a combination of idle capital and existing loan redemptions. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures in proportion to their interests would be required.

During July 2019, the Company and its capital partner in SDL executed a non-pro rata funding agreement pursuant to which our capital partner contributed 98% of a $30.0 million capital call and the Company contributed the balance. However, on September 20, 2019, the Company contributed 100% of a $28.8 million capital call, which caused the non-pro rata funding agreement with our capital partner in SDL to terminate.

Prior to the Company’s buyout of a prior investment partner’s ownership interest in REL, which was effective June 1, 2018, the Company had accounted for its equity investment in Renewable Energy Lending, LLC (“REL”) pursuant to the equity method of accounting. However, subsequent to the buyout, the Company became the sole owner of REL and consolidated this entity for reporting purposes in all subsequent reporting periods. As a result, the Company’s equity investment in REL was eliminated for reporting purposes at each subsequent reporting period and REL’s equity investments in SCL and SPL are reported as direct investments of the Company at each reporting date. The $5.1 million purchase price paid by the Company to our prior investment partner on June 1, 2018, was allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in a cumulative basis adjustment of $4.5 million being allocated to the Company’s investments in SCL and SPL, an adjustment which represented the difference between the Company’s acquisition cost basis of its investments and the historical cost basis of the investments at the partnership level. This basis difference is amortized over the remaining investment period of each respective partnership. For the three and nine months ended September 30, 2019, the amortization expense related to such basis difference was $0.2 million and $0.7 million, respectively. As of September 30, 2019, the unamortized balance of the Company’s basis difference was $3.3 million.

The following table provides information about the carrying amount of total assets and liabilities of all investees in which the Company had an equity method investment:

	At	At
	September 30,	December 31,
	2019	2018
(in thousands)
Total assets	$449,917	$279,960
Other liabilities	26,421	12,833

The following table provides information about the gross revenue, operating expenses and net income of all investees in which the Company had an equity method investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$16,081	$6,118	$38,367	$18,639
Operating expenses	1,144	1,290	4,687	4,107
Net income and net income attributable to the entity	14,940	4,755	33,749	14,974

Investments in U.S. Real Estate Partnerships

At September 30, 2019, $19.5 million of the reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels. The Company has the right to a preferred return on its unreturned capital contributions, as well as the right to share in excess cash flows of the real estate venture. As of September 30, 2019, the Company held a 78.5% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. As such, the Company accounts for this investment using the equity method of accounting.

At September 30, 2019, $0.9 million of the reported carrying value of investments in U.S. real estate partnerships related to three limited partner interests in three affordable housing partnerships in which our ownership interest ranged from 74.25% to 74.92%. While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary. Therefore, the Company did not consolidate these entities and accounts for these investments using the equity method of accounting.

At September 30, 2019 and December 31, 2018, four of the U.S. real estate partnerships in which we have investments were determined to be VIEs. The carrying value of the equity investments in these partnerships was $0.9 million at September 30, 2019 and December 31, 2018. For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company does not expect to make additional contributions to that investment. Because we are unable to quantify the maximum amount of additional capital contributions that we may be required to fund in the future associated with our proportionate share of these investments, we measure our maximum exposure to loss based upon the carrying value of these investments. At September 30, 2019 and December 31, 2018, our maximum exposure to loss due to our involvement with these VIEs was $0.9 million.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2019	2018
(in thousands)
Total assets	$53,251	$56,238
Debt	6,287	6,530
Other liabilities	32,271	32,165

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$624	$543	$1,920	$1,722
Operating expenses	437	487	1,380	1,377
Net loss and net loss attributable to the entity	(727)	(582)	(1,288)	(1,300)

Investment in SAWHF

At September 30, 2019, the carrying value of the Company’s 11.85% equity investment in SAWHF was $7.5 million. As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	September 30,	December 31,
	2019	2018
(in thousands)
Total assets	$63,592	$74,803
Other liabilities	93	496

The following table provides information about the gross revenue, operating expenses and net (loss) income of SAWHF:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gross revenue	$1,321	$1,693	$4,090	$3,998
Operating expenses	236	376	722	1,927
Net (loss) income and net (loss) income attributable to the entity	(1,092)	(4,463)	1,690	(2,896)

Note 4—Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”)

The following table provides information about the carrying value of the Company’s loans:

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Loans HFI	$87,267	$67,299
Loans HFS	─	─
Total loans	$87,267	$67,299

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses.

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
UPB	$88,018	$68,050
Cost basis adjustments, net	(751)	(751)
Loans HFI, net	$87,267	$67,299

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	September 30,		December 31,
(in thousands)	2019		2018
	UPB	Carrying value	UPB	Carrying value
Total current	$86,968	$86,968	$67,000	$67,000
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	1,050	299	1,050	299
Total	$88,018	$87,267	$68,050	$67,299

At September 30, 2019 and December 31, 2018, the Company did not have any loans for which it elected the fair value option (“FVO”).

At September 30, 2019 and December 31, 2018, the UPB of HFI loans that were placed on nonaccrual status was $1.1 million, while the carrying value of these loans was $0.3 million as of such reporting dates.

At September 30, 2019 and December 31, 2018, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

On April 1, 2019, the Company acquired Hunt’s 5.4% ownership interest in SDL for $11.3 million. Such transaction did not qualify as a purchase for reporting purposes and, as a result, the Company recognized $11.3 million as a loan receivable that is secured by Hunt’s interest in SDL. At September 30, 2019, the UPB and carrying value for this loan receivable was

$20.0 million and had an effective interest rate of 17.3%. Refer to Note 13, “Related Party Transactions and Transactions with Affiliates,” for additional information.

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

At September 30, 2019 and December 31, 2018, the cost basis and carrying value of the Company’s HFS loans were $6.0 million and zero, respectively, as of such reporting dates.

During the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not recognize any lower of cost or market adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

The Company had no unfunded loan commitments at September 30, 2019 and December 31, 2018.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Other assets:
Real estate owned	$8,376	$3,769
Debt issue costs	2,190	─
Derivative assets	574	5,797
Accrued interest receivable	1,468	854
Other assets	442	520
Total other assets	$13,050	$10,940

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Building, furniture, fixtures and land improvement	$5,757	$1,150
Land	2,619	2,619
Total	$8,376	$3,769

Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years and land improvements are depreciated over a period of 15 years.

The Company’s OA&L portfolio includes the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first quarter of 2019, the Company invested $4.4 million for land improvement. As a result of the development activity, no depreciation expense was recognized in connection with this land investment for the three and nine months ended September 30, 2019 and September 30, 2018, nor were any impairment losses recognized by the Company during such reporting periods in connection with REO.

Debt Issuance Costs

On September 19, 2019, the Company incurred, but deferred in the Consolidated Balance Sheets, $2.2 million of debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement with various lenders that initially provided for a $70.0 million revolving credit facility. On October 11, 2019, the committed amount of the revolving credit facility increased to $100.0 million upon the joinder of two additional lenders. See Note 6, “Debt,” for more information.

Such debt issuance costs are amortized ratably over the three-year term of the revolving credit facility. During the three and nine months ended September 30, 2019, the Company recognized a de minimis amount of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs. At September 30, 2019, the unamortized balance of debt issuance costs was $2.2 million.

Derivative Assets

At September 30, 2019 and December 31, 2018, the Company recognized $0.6 million and $5.8 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September 30, 2019 and December 31, 2018:

	At			At
	September 30, 2019			December 31, 2018
		Wtd. Avg.			Wtd. Avg.
		Effective			Effective
	Carrying	Interest		Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)		Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	2,213	3.5		2,232	3.7
Due after one year	93,832	3.5		95,490	3.7
Revolving credit facility obligations
Due within one year	─	─		─	─
Due after one year	45,000	6.9		─	─
Notes payable and other debt (2)
Due within one year	6,295	14.7		─	─
Due after one year	─	─		7,210	14.7

Total other debt	147,340	5.0		104,932	4.5

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	$ ─	─	%	$317	4.0%
Due after one year	─	─		38,938	3.7
Non-bond related debt
Due within one year	1,100	5.0		1,500	5.0
Due after one year	2,900	5.0		3,500	5.0

Total asset related debt	4,000	5.0		44,255	3.9

Total debt	$151,340	5.0		$149,187	4.3

(1)

The subordinated debt balances include net cost basis adjustments of $7.6  million and $7.9 million at September 30, 2019 and December 31, 2018, respectively, that pertain to premiums and debt issuance costs.

(2)	Included in notes payable and other debt – other debt were unamortized debt issue costs of $0.1 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively.
(3)	Included in notes payable and other debt – bond related debt were unamortized debt issuance costs. The balance at December 31, 2018 was de minimis.
(4)

Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows, that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September 30, 2019:

Asset Related Debt
(in thousands)	and Other Debt
2019	$942
2020	8,824
2021	1,913
2022	46,879
2023	1,846
Thereafter	83,510
Net premium and debt issue costs	7,426
Total debt	$151,340

At September 30, 2019, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at September 30, 2019:

(dollars in thousands)		Net Premium		Interim
		and Debt		Principal
Issuer	Principal	Issuance Costs	Carrying Value	Payments	Maturity Date	Coupon
MFH	$26,130	$2,299	$28,429	Amortizing	March 30, 2035	3-month LIBOR plus 2.0%
MFH	23,760	2,102	25,862	Amortizing	April 30, 2035	3-month LIBOR plus 2.0%
MFH	13,696	1,120	14,816	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
MFH	24,902	2,036	26,938	Amortizing	July 30, 2035	3-month LIBOR plus 2.0%
Total	$88,488	$7,557	$96,045

Revolving Credit Facility Obligations

On September 19, 2019, MEH entered into a credit agreement with various lenders that initially provided for a $70.0 million revolving credit facility, which may be increased up to $125.0 million (the “Facility Amount”) after the initial closing date upon the joinder of additional lenders. The Facility Amount may be expanded by up to an additional $50.0 million, subject to the agreement of the participating lenders and satisfaction of certain other customary conditions. On October 11, 2019, the committed amount of the revolving credit facility increased to $100.0 million upon the joinder of two additional lenders.

Obligations associated with the revolving credit facility are guaranteed by the Company and are secured by specified assets of the Borrower and a pledge of all of the Company’s equity interest in the Borrower through pledge and security documentation. Availability and amounts advanced under the revolving credit facility are subject to compliance with a borrowing base comprised of assets that comply with certain eligibility criteria, and includes late-stage development, construction and permanent loans to finance renewable energy projects and cash.

The revolving credit facility contains affirmative and negative covenants binding on the Borrower that are customary for credit facilities of this type. Additionally, the credit agreement includes the following financial covenants of the Company and its consolidated subsidiaries: minimum debt service coverage ratio, maximum debt to net worth, minimum consolidated net worth and minimum consolidated net income.

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At September 30, 2019, the LIBOR base rate plus the fixed spread was 4.8%, while the weighted-average effective interest rate of the Company’s obligation was 6.9%. The Borrower has also agreed to pay certain fees and expenses and to provide certain indemnities, all of which are customary for such financings. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At September 30, 2019, the UPB and carrying value of amounts borrowed from the revolving credit facility was $45.0 million while the Company recognized $0.1 million of related interest expense in the Consolidated Statements of Operations during the three months ended September 30, 2019. As of November 1, 2019, the UPB and carrying value of the revolving credit facility was $53.5 million.

Notes Payable and Other Debt

At September 30, 2019, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $6.4 million and $6.3 million, respectively. Such debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At September 30, 2019, the JIBAR base rate was 6.81%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.71%.

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

During the second quarter of 2019, the Company terminated the three remaining TRS agreements that financed the Company’s bond investments and derecognized $31.6 million of asset-related debt. Consequently, as of September 30, 2019, the Company had no asset-related debt outstanding that financed bond investments.

Non-bond Related Debt

This debt obligation bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026. The UPB and carrying value of this debt obligation was $4.0 million at September 30, 2019.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2019 and December 31, 2018.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At				At
	September 30, 2019				December 31, 2018
(in thousands)	Assets		Liabilities		Assets	Liabilities
Total return swaps	$	─	$	─	$1,130	$	─
Basis swaps		104		─	808		─
Interest rate caps		201		─	998		─
Interest rate swaps		─		324	2,674		─
Foreign currency forward exchange		269		─	187		─
Total carrying value of derivative instruments		$574		$324	$5,797	$	─

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2019	2018
Total return swaps	$ ─	$18,278
Basis swaps	35,000	35,000
Interest rate caps	35,000	80,000
Interest rate swaps	35,000	65,000
Foreign currency forward exchange	4,343	4,331
Total notional amount of derivative instruments	$109,343	$202,609

During the nine months ended September 30, 2019, the notional amount of interest rate derivative instruments and total return swaps significantly decreased. The following table attributes the decrease in the total notional amount of such instruments to contract expirations, contract terminations and net cash settlements that occurred during the nine months ended September 30, 2019:

Notional
Amounts
Balance, January 1, 2019	$198,278
Impact from expirations	(46,714)
Impact from terminations	(46,528)
Impact from settlements	(36)
Balance, September 30, 2019	$105,000

The following table provides information about the net (losses) gains that were recognized by the Company in connection with its derivative instruments:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2019		2018	2019	2018
Total return swaps (1)	$	─	$422	$(42)	$2,060
Basis swaps (2)		(273)	208	(526)	715
Interest rate caps		(234)	137	(797)	612
Interest rate swaps (3)		(441)	327	(2,717)	1,722
Foreign currency forward exchange		269	8	89	355
Total net (losses) gains of derivative instruments		$(679)	$1,102	$(3,993)	$5,464

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.7 million for the three months ended September 30, 2018. Net cash received was $0.2 million and $1.9 million for the nine months ended September 30, 2019, and September 30, 2018, respectively.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. The net cash received was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, while the net cash paid was de minimis for the three and nine months ended September 30, 2018.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was de minimis for the three months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2019. Net cash received was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2018, the Company also received $0.3 million to amend two interest rate swaps and recorded $0.3 million through “Other assets” on the Consolidated Balance Sheets. The amount recorded to “Net (losses) gains on derivatives” on the Consolidated Statements of Operations was de minimis.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of such assets and liabilities are categorized:

	At
	September 30,	Fair Value Measurements
(in thousands)	2019	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$34,121	$	─	$	─		$34,121
Derivative instruments	574		─		574		─

Liabilities:
Derivative instruments	$324	$	─		$324	$	─

	At
	December 31,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$97,190	$	─	$	─	$97,190
Derivative instruments	5,797		─		4,667	1,130

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

For the three months ended September 30, 2019, and September 30, 2018, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2019:

Investments in
(in thousands)	Debt Securities
Balance, July 1, 2019	$35,236
Net change in AOCI (1)	(890)
Impact from sales or redemptions	(264)
Impact from settlements (2)	39
Balance, September 30, 2019	$34,121

(1)

This amount includes the reclassification into the Consolidated Statements of Operations of $1.9 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $1.0 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2019 related to activity presented in the preceding table:

Net gains on
(in thousands)	bonds (1)
Additional realized gains recognized	$2,156
Total net gains reported in earnings	$2,156

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, July 1, 2018	$162,261	$2,747	$(44)
Net losses included in earnings	─	(158)	(26)
Net change in AOCI (1)	(3,914)	─	─
Impact from sales or redemptions	(10,364)	─	─
Impact from settlements (2)	(175)	─	─
Balance, September 30, 2018	$147,808	$2,589	$(70)

(1)

This amount includes the reclassification into the Consolidated Statement of Operations of $5.1 million of net fair value gains related to bonds that were sold or redeemed. This decline was partially offset by (i) $1.0 million of net unrealized holding gains recognized during the period in connection with the Company’s bond investments and (ii) $0.1 million of realized losses that were reclassified out of AOCI and into the Consolidated Statements of Operations in connection with one of the Company’s bond investments that was assessed as OTTI.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2018, related to activity presented in the preceding table:

	Net losses on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at September 30, 2018	$ ─	$(184)
Additional realized gains recognized	5,080	605
Total net gains reported in earnings	$5,080	$421

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	─	(195)
Net change in AOCI (1)	(25,118)	─
Impact from sales or redemptions	(37,633)	─
Impact from settlements (2)	(318)	(935)
Balance, September 30, 2019	$34,121	$ ─

(1)

This amount represents the reclassification into the Consolidated Statements of Operations of $26.1 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $1.0 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.

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

The following table provides information about the amount of realized and unrealized gains (losses) that were reported in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2019, related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	$ ─	$(195)
Additional realized gains recognized	26,420	152
Total net gains (losses) reported in earnings	$26,420	$(43)

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	242	(24)
Net change in AOCI (1)	(2,931)	─	─
Impact from deconsolidation	17,997	─	─
Impact from sales or redemptions	(10,364)	─	─
Impact from settlements (2)	(492)	─	─
Balance, September 30, 2018	$147,808	$2,589	$(70)

(1)

This amount represents the reclassification into the Consolidated Statements of Operations of $5.1 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $2.1 million of net unrealized holding gains recognized during the period in connection with the Company’s bond investments.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2018, related to activity presented in the preceding table:

	Net losses on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized (losses) gains related to assets and liabilities held at September 30, 2018	$(6)	$218
Additional realized gains recognized	5,080	1,842
Total net gains reported in earnings	$5,074	$2,060

(1)	Amounts are classified as “Impairments” and “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

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

•

Contract price – represents a third-party sale agreement executed in connection with the pending sale of an affordable housing property that secures one of the Company’s bond investments. Estimated proceeds from the sale of such property that are determined to be allocable to a bond investment are used to measure such investment’s fair value at a given reporting date.

The tables that follow provide quantitative information about the valuation techniques and the range and weighted-average of significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model to measure fair value. The significant unobservable inputs for Level 3 assets and liabilities that are valued using dealer pricing are not included in the tables, as the specific inputs applied are not provided by the dealer.

Fair Value Measurement at September 30, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Subordinated cash flow	$8,721	Discounted cash flow	Market yield	7.3%	N/A
			Capitalization rate	6.4	N/A
			NOI annual growth rates	0.6	N/A
			Contract price	$16,100	N/A
Infrastructure Bond	25,400	Discounted cash flow	Market yield	7.1%	N/A

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

Nonrecurring Changes in Fair Value

During the nine months ended September 30, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of such instruments. Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology. There were no nonrecurring fair value adjustments recorded for the nine months ended September 30, 2019.

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

	At
	September 30, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$10,837	$10,837	$	─	$	─
Restricted cash	6,115	6,115		─		─
Loans held for investment	87,267	─		─		88,279

Liabilities:
Notes payable and other debt - non-bond related	10,295	─		─		9,738
Subordinated debt issued by MFH	96,045	─		─		44,238
Revolving credit facility obligations	45,000	─		─		45,000

	At
	December 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,243	$28,243	$	─	$	─
Restricted cash	5,635	5,635		─		─
Loans held for investment	67,299	─		─		66,339

Liabilities:
Notes payable and other debt - bond related	39,255	─		─		39,289
Notes payable and other debt - non-bond related	12,210	─		─		11,479
Subordinated debt issued by MFH	97,722	─		─		46,778

Valuation Techniques

Cash and cash equivalents and restricted cash – The carrying value of these assets approximated fair value due to the short-term nature and negligible credit risk inherent in them.

Loans held for investment – Fair value is measured using a discounted cash flow methodology pursuant to which contractual payments are discounted based upon market yields for similar credit risks.

Notes payable and other debt – Fair value is measured by discounting contractual cash flows using a market rate of interest or by estimating the fair value of the collateral supporting a debt arrangement, taking into account credit risk.

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using such instrument’s estimated market yield, which was 12.0% and 13.4% at September 30, 2019 and December 31, 2018, respectively. As outlined in the table above, at September 30, 2019, the aggregate fair value was measured at $44.2 million. At September 30, 2019, the measured fair value of this debt would have been $53.3 million and $37.5 million had its market yield been 9.5% and 14.5%, respectively, as of such reporting date. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Revolving credit facility obligations – Fair value of these debt obligations is measured by discounting projected contractual payments of interest and principal using an estimated market yield.

Note 9—Guarantees and Collateral

Guarantees

Contemporaneously with the execution of the credit agreement, the Company agreed to guarantee all payment and performance obligations of MEH under the credit agreement to the lenders. The Company believes that there are no potential future payments to make under this guarantee.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at September 30, 2019 and December 31, 2018:

	At
	September 30, 2019
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt related to the revolving credit facility	$2,592	$ ─	$194,647	$197,239
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,364	─	7,499	8,863
Interest rate swaps	2,151	─	─	2,151
Other	8	─	─	8
Total	$6,115	$ ─	$202,146	$208,261

	At
	December 31, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,287	$85,347	$ ─	$89,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,340	─	8,779	10,119
Other	8	─	─	8
Total	$5,635	$85,347	$8,779	$99,761

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all of its operating lease agreements to Hunt.  As a result, the Company had no future rental commitments at September  30, 2019.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. Such legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At September 30, 2019, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

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

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income from continuing operations	$5,576	$8,348	$31,685	$7,754
Net income (loss) from discontinued operations	─	276	(8)	21,972
Net income	$5,576	$8,624	$31,677	$29,726

Basic weighted-average shares (1)	5,887	5,804	5,884	5,717
Common stock equivalents (2)	─	283	─	─
Diluted weighted-average shares	5,887	6,087	5,884	5,717

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

At September 30, 2018, 222,000 stock options were exercisable and in-the-money. The weighted average potential dilutive shares outstanding, inclusive of the options exercised during the year based on the exercise date, had a potential dilutive share impact of 282,597 and 348,403 for the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2018, the adjustment to net income for the awards classified as liabilities caused the common stock equivalents to be anti-dilutive. All stock options were exercised as of December 31, 2018.

Common Shares

On September 12, 2019, the Board authorized a 2019 share repurchase program (“2019 Plan”) for the repurchase of up to 100,000 common shares, at market prices up to the Company’s last reported diluted common shareholders’ equity per share, which was $36.46 as reported within the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019. The Company then adopted a Rule 10b5-1 plan implementing the Board’s authorization, subject to volume limitations as defined by Rule 10b-18 under the Exchange Act. The 2019 Plan expires upon the earlier of the close of trading on December 31, 2019 or the repurchase of the authorized 100,000 common shares. Between October 1, 2019 and November 1, 2019, the Company repurchased 23,849 common shares at an average price of $31.06.

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, or $33.00 per share. On June 26, 2018, the Company issued an additional 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”). In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. The Rights Plan will remain in effect for five years, until May 15, 2020, or until the Board determines the plan is no longer required, whichever comes first. The Board may also choose to adopt a new plan effective on or after the date the Rights Plan expires.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing such limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period without causing a triggering event.

At September 30, 2019, the Company had three shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board of Directors named Mr. Falcone an exempted person in accordance with the Rights Plan but only to the extent of settling such share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board of Directors, there was no triggering event for purposes of the Rights Plan.

On November 6, 2019, the Board further named Mr. Falcone an exempted person in accordance with the Rights Plan to the extent of his proposed open-market share purchases of up to an additional 6,000 common shares with the Board reserving all its rights under the Rights Plan for any subsequent purchases. As a result of the Board’s action, there was no triggering event for purposes of the Rights Plan.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended September 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, July 1, 2019	$13,397	$17	$13,414
Net unrealized gains	961	217	1,178
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(1,851)	─	(1,851)
Net change in AOCI	(890)	217	(673)
Balance, September 30, 2019	$12,507	$234	$12,741

The following table provides information related to the net change in AOCI for the three months ended September 30, 2018:

		Income
	Investments	Tax	Foreign
	in Debt	(Expense)	Currency
(in thousands)	Securities	Benefit	Translation	AOCI
Balance, July 1, 2018	$54,857	$(14)	$(483)	$54,360
Net unrealized gains	1,025	─	525	1,550
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	─	─	(5,080)
Reclassification of realized losses to the Consolidated Statements of Operations related to bond investments assessed as OTTI	141	─	─	141
Income tax benefit	─	14	─	14
Net change in AOCI	(3,914)	14	525	(3,375)
Balance, September 30, 2018	$50,943	$ ─	$42	$50,985

The following table provides information related to the net change in AOCI for the nine months ended September 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains	997	162	1,159
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(26,115)	─	(26,115)
Net change in AOCI	(25,118)	162	(24,956)
Balance, September 30, 2019	$12,507	$234	$12,741

The following table provides information related to the net change in AOCI for the nine months ended September 30, 2018:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2018	$44,459	$(3,306)	$41,153
Net unrealized gains	2,143	3,348	5,491
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(5,080)	─	(5,080)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as OTTI	6	─	6
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	─	9,415
Income tax expense	─	─	─
Net change in AOCI	6,484	3,348	9,832
Balance, September 30, 2018	$50,943	$42	$50,985

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2019		2018	2019		2018
Employees’ Stock-Based Compensation Plans	$	─	$(34)	$	─	$930
Non-employee Directors’ Stock-Based Compensation Plans		133	163		461	491
Total		$133	$129		$461	$1,421

Employees’ Stock-Based Compensation Plans

At September 30, 2019, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Company’s Board of Directors, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options.

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (2)	Liability (3)
Outstanding at January 1, 2018	410	$1.56	3.4	$9,322	$9,342
Exercised in 2018 (1)	(410)	1.56
Outstanding at December 31, 2018 and September 30, 2019	─	─	─	─	─

(1)

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

(2)	Intrinsic value is based on outstanding options.
(3)	Only options that were amortized based on a vesting schedule have a liability balance. There were 410,000 options at January 1, 2018, that fit this profile.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 386,281 were available to be issued at September  30, 2019. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the nine months ended September  30, 2019 and September  30, 2018. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
September 30, 2019	(1)	$230,625	1,667	5,628	$31.61	─	$461,250
September 30, 2018		245,625	─	9,038	27.18	─	491,250

(1)	During the third quarter of 2019, one of the Company’s directors retired.

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

The current term of the Management Agreement extends to December 31, 2022 and automatically renews thereafter for additional two-year terms. Either the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average Energy Capital business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause, including in the event of a payment default under the Hunt note which causes the Hunt note to become immediately due and payable. No termination fee is payable upon a termination by the Company for cause or upon a termination by the External Manager without cause.

For the three and nine months ended September  30, 2019 and September  30, 2018, no incentive fee was earned by our External Manager. During the three months ended September  30, 2019 and September 30, 2018, the Company recognized $1.6 million and $1.1 million, respectively, and $6.0 million and $5.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At September  30, 2019 and December 31, 2018, $1.6 million and $1.1 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

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

During the three months ended September  30, 2019 and September  30, 2018, the Company recognized $0.8 million and $0.7 million, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2019 and September

30, 2018, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At September  30, 2019, $0.8 million of accrued interest remains payable by Hunt. There was no accrued interest payable by Hunt at December 31, 2018.

On November 28, 2018, the Company, our investment partner and Hunt entered into an agreement whereby Hunt was admitted as a partner of SDL solely for the purpose of a 30% investment in a specific loan. The maximum principal amount of this loan was $58.8 million with Hunt and the Company obligated to contribute 30% and 20%, respectively, and our investment partner was obligated to contribute the remaining 50% of the funding commitment of such loan. On September 30, 2019, the maximum principal amount of this specific loan increased to $104.0 million.

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest for $11.3 million, which represents the price that was projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party was invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may be required to be made by one party to the other depending upon the actual IRR achieved on the investment. Such transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. At September 30, 2019, the carrying value of this loan receivable was $20.0 million and had an effective interest rate of 17.3%.

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

At September  30, 2019, the Company maintained a full valuation allowance against all of its DTAs, including federal and state net operating loss carryforwards. This treatment reflects the Company’s assessment that, in considering all available evidence, it was not more likely than not at such reporting date that its DTAs would be realized. However, the Company believes there is more than a  remote but less than likely chance that, within the next 12 months, the portion of DTAs for which a valuation allowance is maintained could materially change due to potential changes in the Company’s investment strategy and other factors. Should this occur, the release of a portion or all of the valuation allowance would result in the recognition of certain net DTAs and a decrease to income tax expense during the reporting period in which the release is recorded. However, the exact timing and amount of any potential valuation allowance release is based upon future circumstances, such as the level of profitability that the Company objectively expects to achieve, and therefore cannot be predicted at this time.

Note 15—Discontinued Operations

As part of the Disposition, the Company sold the following to Hunt: (i) its LIHTC business; (ii) its international asset and investment management business (“International Operations”); (iii) the loan origination, servicing and management components of its Energy Capital business; (iv) its bond servicing platform and (v) certain miscellaneous investments. This sale transaction also included certain management, expense reimbursement and other contractual rights held by the Company with respect to its Energy Capital business, LIHTC business and International Operations.

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the three months ended				For the nine months ended
	September 30,				September 30,
(in thousands)	2019		2018		2019		2018
Interest on bonds	$	─	$	─	$	─	$6
Interest on loans and short-term investments		─		253		─	738
Asset management fee and reimbursements		─		176		─	1,370
Equity in income from unconsolidated funds and ventures		─		─		─	1
Other income		─		─		─	53
Salaries and benefits		─		─		─	(53)
General and administrative		─		─		─	(68)
Professional fees		─		(11)		(8)	(31)
Other expenses		─		(166)		─	(527)
Gains on sales and operations of real estate, net		─		2		─	63
Income tax benefit		─		22		─	─
Net income (loss) from discontinued operations, net of tax		─		276		(8)	1,552
Disposal:
Net gain on disposal of discontinued operations (1)		─		─		─	20,420
Net income (loss) from discontinued operations	$	─		$276		$(8)	$21,972

(1)

Includes $3.4 million of cumulative translation adjustments reclassified out of AOCI and into earnings due to the sale of our international asset and investment management business as part of the Disposition for the nine months ended September 30, 2018.

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the nine months ended
	September 30,
(in thousands)	2019		2018
Depreciation and amortization	$	─	$29
Capital expenditures		─	─

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs		─	(5,450)
Decrease in loans		─	(231)
Decrease in other assets ($24,140 related to CFVs)		─	(35,715)
Decrease in debt ($6,144 related to CFVs)		─	8,308
Decrease in accounts payable and accrued expenses		─	7,201
Decrease in other liabilities ($480 related to CFVs)		─	5,333
Decrease in noncontrolling interests in CFVs		─	5,620
Increase in accumulated other comprehensive income		─	(3,404)

Note 16—Segment Information

At September  30, 2019, the Company invests in debt associated with renewable energy infrastructure and real estate and operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended September 30, 2019.

Use of Proceeds from Registered Securities

None for the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

None for the three months ended September  30, 2019.

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

10.1

Credit Agreement, dated as of September 19, 2019, among MMA Energy Holdings, LLC, as borrower, East West Bank, as administrative agent and collateral agent and the financial institutions party thereto as lenders

Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 19, 2019

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

MMA CAPITAL HOLDINGS, INC.

Dated:	November 8, 2019	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 8, 2019
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	November 8, 2019
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1