Form 10-K
period 2019-12-31
MMA Capital Holdings, Inc.
filed 2020-03-13
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of our common shares held by non-affiliates was $163,426,211 based on the closing sale price as reported on the Nasdaq Capital Market on June 30, 2019.

There were 5,700,091 shares of common shares outstanding at March 5, 2020.

Portions of the registrant’s Proxy Statement to be filed on or about April 9, 2020 have been incorporated by reference into Part III of this report.

MMA Capital Holdings, Inc.

i

ii

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10‑K for the year ended December 31, 2019 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  For a discussion of certain of those risks and uncertainties, see Part I, Item 1A. “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the year ended December 31,
(in thousands, except per common share data)	2019	2018
Selected income statement data
Net interest income	$8,716	$10,235
Non-interest income	48,818	37,128
Other expenses	17,031	21,685
Net income from continuing operations before income taxes	40,503	25,678

Income tax benefit (expense) (1)	60,482	(32)
Net (loss) income from discontinued operations, net of tax	(8)	35,356
Net income	$100,977	$61,002

Earnings per share data
Net income: Basic	$17.18	$10.60
Diluted	17.18	10.10

Net income from continuing operations before income taxes per share: Basic	$6.89	$4.46
Diluted	6.89	4.25

Average shares: Basic	5,877	5,753
Diluted	5,877	6,037

Market and per common share data
Market capitalization	$181,322	$145,586
Common shares at period-end	5,805	5,882
Share price during period:
High	35.50	30.58
Low	20.02	23.85
Closing price at period-end	31.80	25.20
Book Value per common share: Basic and Diluted	48.43	36.20
Adjusted Book Value per common share: Basic and Diluted (2)	38.49	36.20

Selected balance sheet data
Cash and cash equivalents	$8,555	$28,243
Investments in debt securities	31,365	97,190
Investment in partnerships	316,677	155,079
Deferred tax assets, net	57,711	—
Loans held for investment	54,100	67,299
All other assets	17,234	16,575
Total assets	$485,642	$364,386

Debt	$201,816	$149,187
All other liabilities	2,701	2,289
Total liabilities	204,517	151,476
Common shareholders' equity ("Book Value")	$281,125	$212,910

Rollforward of Book Value
Book Value - at beginning of period	$212,910	$137,573
Net income	100,977	61,002
Other comprehensive loss	(30,064)	(3,456)
Common share repurchases	(2,730)	(5,923)
Common shares issued and options exercised	—	18,678
Cumulative change due to change in accounting principle	—	9,206
Other changes in common shareholders' equity	32	(4,170)
Book Value - at end of period	$281,125	$212,910

Less: Deferred tax assets	57,711	—
Adjusted Book Value (2) - at end of period	$223,414	$212,910

(1)

The Company recognized a net $57.7 million deferred tax asset (“DTA”) in the fourth quarter of 2019 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)

Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a  reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

PART I

ITEM 1.  BUSINESS

Overview

MMA Capital Holdings, Inc. focuses on investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects and infrastructure. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings,  Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019 and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our objective is to produce attractive risk-adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S.”). We believe that we are well positioned to take advantage of these investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy.

In addition to renewable energy investments, we continue to own a limited number of bond investments, loan receivables and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at December 31, 2019. We do not anticipate growing investments that are unrelated to renewable energy given current market conditions and, effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (at December 31, 2018 and in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

We operate as a single reporting segment.

Renewable Energy Investments

We invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout the U.S. Renewable energy debt in which we invest is primarily structured as senior secured fixed rate loans that are made through joint ventures or directly on our balance sheet. These loans, which are generally short term in nature, are typically made to project company borrowers when they are in the late stages of development or construction of their commercial, utility and community solar scale photovoltaic (“PV”) facilities that are located across different states and benefit from various state and federal regulatory programs. The short duration of loans in which we invest also helps us to efficiently manage interest rate risk, mitigate long-term risks such as credit exposure to off-take counterparties and provide us flexibility to target investments.

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); Solar Development Lending, LLC (“SDL”); these  joint ventures together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”), are hereinafter referred to as the “Solar Ventures.” We are a 50% investor member in the renewable energy joint ventures in which we invest though, on occasion, we may become a minority investor through the execution of non-pro rata funding agreements in which our capital partner contributes a disproportionate amount of a  capital call. At December 31, 2019, we were a minority investor in SDL and SCL.

Lending Activities of the Solar Ventures

The Solar Ventures typically lend on a senior secured basis collateralized by solar projects, but may also invest in subordinated loans and, revolving loans and may finance non-solar renewable technologies such as wind and battery storage, or provide equipment financing and other customized debt solutions for borrowers. The Solar Ventures target loans that are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, with origination fees that range from 1.0% to 3.0% on committed capital and fixed-rate coupons that range from 7.0% to 14.0%. These loans generally range in size from $2 million to over $50 million.

Since their inception in 2015, the Solar Ventures have invested in more than 160 project-based loans that total $2.3 billion of debt commitments for the development and construction of over 660 renewable energy project sites. When completed, these projects will contribute to the generation of over 6.2 gigawatts of renewable energy, thereby eliminating approximately 177 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $999.0 million of commitments across 62 loans during 2019 as compared to $401.9 million and 35 loans during 2018.

Through December 31, 2019,  $1.3 billion of commitments across 111 project-based loans had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) of 17.2% that was on average higher than originally underwritten loan IRRs.  Additionally, for the year ended December 31, 2019, 31 loans totaling $348.7 million of commitments had been repaid, resulting in a WAIRR of 20.8%. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the effects of: (i) operating expenses of the Solar Ventures; (ii) the preferred return earned by the Company’s former investment partner in REL through the second quarter of 2018; (iii) the amortization of the purchase premium paid by the Company to buyout our former investment partner’s interest in REL and (iv) the opportunity cost of idle capital.

At December 31, 2019, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) and total fair value (“FV”) of $654.4 million, a weighted-average remaining maturity of 10 months and a weighted-average coupon of 10.8%. At December 31, 2018, loans funded through the Solar Ventures had an aggregate UPB of $250.8 million, a weighted-average maturity of seven months and a weighted-average coupon of 9.2%.

Table 1 provides financial information about the composition of the Solar Ventures’ loan portfolio at December 31, 2019 and December 31, 2018.

Table 1: Composition of the Solar Venture’s Loan Portfolio

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Late-stage development	$298,609	$74,224
Construction	321,809	171,100
Permanent	23,597	5,312
Other loans associated with renewable energy	10,345	150
Total UPB	$654,360	$250,786

The Solar Ventures had $312.5 million of unfunded loan commitments to borrowers, of which $157.1 million was attributable to the Company based upon our interest in these ventures at December 31, 2019. The unfunded loan commitments are anticipated to be funded primarily by capital within the Solar Ventures through a combination of idle capital and existing loan redemptions. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures would be required.

Investment Interests and Related Carrying Values

The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below. In December 2019, the Company and our capital partner in SDL and SCL executed various non-pro rata funding agreements pursuant to which our capital partner contributed $73.0 million of $91.0 million SDL capital calls and $58.0 million of $59.0 million SCL capital calls, while the Company contributed the balance. As a consequence of these capital contributions, at  December  31, 2019, through MMA Energy Holdings, LLC, the Company held ownership interests of 42.0%, 50.0%, 41.5% and 100% in SCL, SPL, SDL and REL, respectively.

In addition to investments in the Solar Ventures, in the fourth quarter of 2019, the Company invested in a loan originated by our External Manager with a $2.1 million commitment made to a special purpose entity that is secured by land, which is subject to a 25-year ground lease to a community solar project, and by the equity interests in the borrower. The UPB of the funded portion of this loan, which bears interest at a fixed rate of 8.0% and matures in December 2022, was $0.5 million at December 31, 2019.

Table 2 provides financial information about the carrying value of the Company’s renewable energy investments at December  31, 2019 and December 31, 2018.

Table 2:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Equity investments in the Solar Ventures	$289,123	$126,339
Loan receivable	500	─
Total carrying value	$289,623	$126,339

The carrying value of the Company’s equity investments in the Solar Ventures increased $162.8 million during 2019 as a result of $142.0 million of net capital contributions made that were primarily sourced from draws on our revolving credit facility and equity recycled out of nonrenewable energy investments. Such increase was also driven in part by $20.8 million of equity in income in the Solar Ventures that was recognized during 2019.

Investment Income and Return on Investment

The Company applies the equity method of accounting to its equity investments in the Solar Ventures, which are not consolidated by the Company for reporting purposes. Accordingly, the Company recognizes its allocable share of the Solar Ventures’ net income based on the Company’s weighted-average percentage ownership during each reporting period.  Separately, the Company recognizes interest income associated with the aforementioned loan using the interest method.

Table 3 summarizes income recognized by the Company in connection with our renewable energy investments for the periods presented.

Table 3:  Income Recognized from Renewable Energy Investments

	For the year ended
	December 31,
(in thousands)	2019	2018
Equity in income from the Solar Ventures	$20,758	$6,894
Interest income and net fee income (1)	2,287	61
Total investment income	$23,045	$6,955

(1)

The majority of interest income recognized in 2019 was attributable to a secured loan receivable from an affiliate of Hunt related to the Company’s acquisition of Hunt’s equity interest in SDL in the second quarter of 2019. This loan receivable was recharacterized as an equity investment in SDL in the fourth quarter of 2019.

The Company generated an unleveraged net return, on investment from our renewable energy investments of 11.4% and 6.6% for the years ended December 31, 2019 and 2018, respectively. These returns were measured by dividing total annual investment income from renewable energy investments by the average carrying value of renewable energy investments on a trailing four quarter basis.

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s renewable energy investments.

Leveraging our Renewable Energy Investments

On September 19, 2019, MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, entered into a $125.0 million (the “Facility Amount”) credit agreement with various lenders that initially provided for a $70.0 million revolving credit facility, which was subsequently increased to $100.0 million during the fourth quarter of 2019. On February 28, 2020, the participating lenders of the revolving credit facility consented to increase the maximum Facility Amount to  $175.0 million. On March 4, 2020, the committed amount of the revolving credit facility increased to $110.0 million upon the joinder of an additional lender.

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

Borrowing on the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At December  31, 2019, the UPB and carrying value of amounts borrowed under the revolving credit facility was $94.5 million and the Company recognized $1.2 million of related interest expense in the Consolidated Statements of Operations during 2019.

The liquidity accessed by the Company through the revolving credit facility has increased the amount of capital invested in the Solar Ventures and reduced the amount of idle capital.

Hunt Note

At December 31, 2019, the Company had a secured loan receivable from Hunt (the “Hunt Note”) that had a carrying value of $53.6 million and bore interest at a rate of 5.0% per annum. On January 3, 2020, the Hunt Note was fully repaid.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  DTAs are recognized if we assess that it is more likely than not that tax benefits, including NOLs and other tax attributes, will be realized prior to their expiration.

At December 31, 2019, the Company had pretax federal NOLs of $374.9 million that were available to reduce future federal income taxes. These NOLs will begin to expire in 2028. As of December 31, 2019, the Company concluded that, based on the weight of available evidence, it was more likely than not that the Company would utilize $210.2 million of these NOLs. Accordingly, during the fourth quarter of 2019, the Company recognized a  $57.7 million net DTA. However, a $65.4 million valuation allowance remains in place at December 31, 2019 against the portion of our DTAs that, based on projection assumptions that are generally objectively verifiable, correspond to federal and state NOL carryforwards that we expect will expire prior to utilization based on our forecast of pretax book income at such reporting date. Refer to Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for additional information about DTAs.

Investments in Bonds

The Company also has one unencumbered tax-exempt municipal bond that finances the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development (this investment is hereinafter referred to as our “Infrastructure Bond”). At December 31, 2019,

the Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.9 million and $25.3 million, respectively.

At December 31, 2019, we held one subordinate unencumbered tax-exempt multifamily bond investment with a UPB and fair value of $4.0 million and $6.0 million, respectively.

Real Estate-Related Investments

At December  31, 2019, we were an equity partner in a real estate-related investment with an 80% ownership interest in a joint venture that owns a mixed-use town center development and undeveloped land parcels and whose incremental tax revenues secure our Infrastructure Bond (hereinafter, the “Infrastructure Venture”). The carrying value of this investment was $19.8 million at December 31, 2019.

At December  31, 2019, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”).  SAWHF is a multi-investor fund that will mature in April 2020 and is currently in the process of exiting its investments.  The carrying value of the Company’s investment in SAWHF was $7.7 million at December  31, 2019.

At December  31, 2019, we also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia.  As of December 31, 2019, the carrying value of this investment was $8.4 million. On January 15, 2020, the Company invested $5.9 million in additional land improvements that were capitalized increasing the carrying value of our investment.

Debt Obligations

At December  31, 2019, the Company’s nonrenewable energy debt obligations included the subordinated debt, notes payable and other debt used to finance the Company’s 11.85% ownership interest in SAWHF and debt obligations to the Morrison Grove Management, LLC (“MGM”) principals.

The carrying value and weighted-average yield of the Company’s nonrenewable energy debt obligations was $107.3 million and 4.0%, respectively, at December  31, 2019. Refer to Table 10, “Debt,” for more information.

Competition

We face competition from banks, private equity, infrastructure funds and other renewable energy investors related to new investments. Also, the properties that collateralize our bonds and real estate related investments compete against other companies and properties that seek similar tenants and offer similar services.

While we have historically been able to compete effectively as a result of our service, reputation, access to capital and longstanding relationships, many of our competitors benefit from substantial economies of scale in their business, have greater access to capital and other resources than we do and may have other competitive advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we are able to.

Employees

We have no employees. The Company engaged our External Manager to manage the Company’s continuing operations on January 8, 2018, and all former employees of the Company were at that time hired by the External Manager.

Other Information Concerning Our Business

At December 31, 2019, our principal office was located at 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224. Our telephone number at this office was (443) 263-2900. Our corporate website is www.mmacapitalholdings.com, and our filings under the Exchange Act are available through that site, as well as on the Securities and Exchange Commission (“SEC”) website at www.sec.gov. The information contained on our corporate website is not a part of this Report.

ITEM 1A.  RISK FACTORS

Investing in our common shares involves various risks and uncertainties. The risks described in this section are among those of which we are currently aware that, as of the filing date of this Report, could directly or indirectly have a material adverse effect on our business, financial condition, results of operations and value of our common shares. The risk factors below should not be considered a complete list of potential risks that we may face.

Risks Related to Our Business Operations

We are exposed to various risks associated with our renewable energy investments.

Our renewable energy investments consist primarily of indirect investments in loans made by the Solar Ventures that finance renewable energy projects. The Solar Ventures generally invest in loans that have a duration of less than one year and need to reinvest their redemption proceeds in new investments with comparable returns in order to maintain their existing revenues. Repayment of previously funded loans is typically dependent upon the availability of permanent loans, tax credit equity and other monetization events whose funding is outside the Solar Ventures’ control. Furthermore, lenders of permanent loans and syndicators of tax credit equity may require access to the credit markets, which could impact their ability to finance the take-out of the Solar Ventures’ loans.

The Solar Ventures regularly have unfunded loan commitments to borrowers and, as of December 31, 2019, these unfunded loan commitments totaled $312.5 million. The unfunded loan commitments are anticipated to be funded primarily by capital within the Solar Ventures through a combination of idle capital and existing loan redemptions. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures would be required. The ability of the Company to fund its share of additional capital is currently, and may become increasingly, dependent upon our access to the debt and equity capital markets and the willingness and ability of our capital partner to continue to contribute its share of additional capital or capital in excess of its pro rata ownership of the Solar Ventures. If we are unable to meet our funding obligations, the Solar Ventures could default on their lending commitments to their borrowers, which would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation.

Our renewable energy investments are subject to various other risks that could adversely impact the demand or financial performance of these investments. We have project related risk including construction risk, permanent financing risk, repayment risk, collateral risks (such as value and ability to foreclose) and concentration risk. Our concentration risk at any point in time may relate to: (i) developer partners and sponsors; (ii) constructors and EPC contractions; (iii) program and regulatory regimes; (iv) offtake counterparties such as commercial entities and municipalities; (v) take-out counterparties such as tax-equity providers, permanent debt providers and third-party project asset buyers; (vi) single projects size and (vii) module and equipment suppliers. We also have market risk, including the following: (i) increased competition in renewable energy lending;  (ii) if the cost of energy generated by other than renewable energy sources declines, the demand for projects that the Solar Ventures finance may consequently be reduced, which could harm new business opportunities;  (iii) changes in various policies and regulations related to the functioning of the electricity market may adversely impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy; (iv) renewable energy projects generally rely on supply chains for equipment and transmission from third parties to distribute their output, which may make them susceptible to increased costs or access barriers; (v) development of new electric generating technologies that may be beyond the External Manager’s expertise; (vi) significant reliance on existing relationships to generate investment opportunities and (vii) disruptions in the credit markets. Further, federal and state governments have established various incentives and financial mechanisms to accelerate the adoption of renewable energy. These incentives include tax credits, tax abatements and rebates among others. These incentives help catalyze private sector investments in solar and other renewable energy. Changes in government incentives, whether at the federal or local level, or changes in federal law, such as tariffs on solar panels or change in policies or regulations related to the functioning of the electric markets could result in a significant reduction in the potential demand for renewable energy, which could adversely affect our renewable energy finance business.

Moreover, we do not control the Solar Ventures. In this regard, our investment partner may not consent to decisions that may be in our best interest or they may at any time have economic or other business interests different than ours. Additionally, in December 2019, the Company and our capital partner in SDL and SCL executed various non-pro rata funding agreements pursuant to which our capital partner contributed $73.0 million of $91.0 million in SDL capital calls and $58.0 million of $59.0 million in SCL capital calls, while the Company contributed the balance. In this regard, the Company ceded decision-making control over the workout of troubled loans, to the extent there are any, to its capital partner until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance.

Lastly, the sale or transfer of our interests in the Solar Ventures is also restricted and subject to buy-sell provisions that could be triggered at a time when we may not desire, thus inhibiting our ability to sell our interests or realize the expected returns that may be generated by the Solar Ventures.

We operate in an increasingly competitive market.

We compete against a number of parties who may provide financing alternatives to the investments in which we invest, including specialty finance companies, banks, private equity, institutional investors, independent power producers, pension funds, developers and others who provide capital solutions to renewable energy developers, Engineering Procurement Construction (“EPC”) contractors and system owners. The continued low interest rate environment and increasing investor appetite in the renewable energy market have increased the level of competition that we face.

Many of our competitors are significantly larger than we are, have access to greater capital and other resources than we do, have a lower cost of borrowing or more favorable access to credit, and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we are able to. We may lose business opportunities if we do not match our competitor’s pricing, terms and structure.

We face risks associated with the revolving credit facility.

Our ability to borrow from the revolving credit facility is dependent upon our remaining in compliance with a borrowing base, which is comprised of eligible renewable energy loans made either through the Solar Ventures in which we are an investor or that we have invested in directly. Compliance with the borrowing base depends on a sufficient percentage of the underlying loans remaining performing and eligible. A loan having an event of default or not adhering to pre-set underwriting criteria would cause a loan not to be borrowing base eligible. If the amount drawn from the revolving credit facility exceeds the available capacity under the borrowing base and this variance is not cured in a timely manner, the lender could declare an event of default that could have a variety of negative outcomes that include, but are not limited to, the lender foreclosing on our equity interests in MEH, which holds our interest in the Solar Ventures, and which we have pledged in connection with this financing.

The revolving credit facility contains certain financial covenants and collateral performance thresholds. An adverse change in the Company’s financial position could cause a financial covenant breach and lead to an event of default. An adverse change in the composition of the underlying loans, an increase in loan tenors or repeated loans extensions, an increase in defaults, principal loss, and or a material reduction in the interest rates being charged could cause us to breach a collateral performance or financial covenant test and lead to an event of default on the revolving credit facility.

We may have an UPB associated with amounts drawn from the revolving credit facility when it matures. If we are unable to repay or refinance the remaining balance of this debt, or if the terms of any available refinancing are not favorable, we may be forced to liquidate assets or incur higher costs which may significantly harm our business and financial condition.

Our ability to maintain and grow our shareholder value over the long term would be adversely affected if we are unable to make new investments, our lenders fail to meet their funding commitments to us or if we are unable to raise capital.

We need to identify, attract and obtain new capital in order to increase the number and size of the investments that we make. Our ability to raise capital depends on a number of factors, including certain factors that are outside our control. There can be no assurances that we can find or secure commitments for new capital or that new or existing lenders will meet their funding commitments to us. The failure to obtain or maintain capital in sufficient amounts, or to realize sufficient returns on the Company’s current investments, as well as the failure to reinvest investment or capital proceeds into new higher yielding investments could result in a decrease in the number and dollar value of our investments, or a decline in the rate of growth of these investments, any of which could adversely impact our revenues, cash flows and financial condition.

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

LIBOR may not be available after 2021, which creates uncertainty around the future value of, and costs associated with, our interest rate derivative instruments and debt obligations that are indexed to LIBOR.

The payment terms of our subordinated debt, revolving credit facility and certain interest rate derivative instruments that we use to hedge our exposure to interest rate risk are indexed to LIBOR. It is widely expected that LIBOR will not be quoted or available after 2021.

The Alternative Reference Rates Committee has designated the Secured Overnight Financing Rate (“SOFR”) as a recommended alternative rate for U.S. dollar-based LIBOR. SOFR is published by the Federal Reserve Bank of New York and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities.  However, there are significant differences between LIBOR and SOFR and there can be no assurance that the alternative rate or index will be uniformly adopted or that we and our counterparty to our debt and interest rate derivative contracts will be in agreement on a new rate. In any event, it is unlikely that the new rate will be exactly equal to what LIBOR would have been, so the amount of our borrowing costs may increase or the amount paid to us under our interest rate cap and swap agreements might be less than it would have been had LIBOR continued.

Our subordinated debt documents contain alternative reference bank quotation mechanisms in the event LIBOR is discontinued, but there can be no assurance that banks will quote an alternate rate. If they do not, and we do not otherwise reach agreement with the servicers or the lenders of these obligations, the debt will convert to a fixed rate equal to the last quoted LIBOR plus our existing spread, which could have a material impact on us should LIBOR experience yield volatility or disruption before it is last quoted.

Our revolving credit facility agreement contains fallback language in the event LIBOR is discontinued, whereby the administrative agent determines the replacement index in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread.

Accordingly, it is impossible at this time to predict what our interest cost for our LIBOR indexed debt or the benefits of our LIBOR-based derivatives will be after 2021. The cost could be greater than it would have been had LIBOR continued and the difference could be material to our business, results of operations and financial condition.

Increases in interest rates and credit spreads may adversely affect the fair value of our assets and increase our costs of borrowing.

Our fixed rate financial instruments, which include investments in debt securities, loans for which we have elected the fair value option (“FVO”), loans classified as held-for-sale (“HFS”) and derivative financial instruments are or, in the case of HFS loans, may be reported at fair value in our financial statements based upon, in part, estimated market yields and credit spreads for comparable investments. Consequently, the fair value of these instruments exposes us to changes in interest rates and credit spreads.

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

If interest rates increase or credit spreads widen, the fair value of our investments in bonds and other fixed rate financial instruments (whose fair value measurements are based upon contractual cash flows) will generally decline and, therefore, have a negative effect on our financial results and our shareholders’ equity. Declines in the fair value of these instruments could be significant in these circumstances.

If short-term interest rates rise, our borrowing costs would increase and our net income would decline as interest payments associated with a significant portion of our debt obligations are indexed to short-term interest rates and, therefore, would increase. However, the Company may, from time to time, enter into agreements with third parties that are designed to manage a portion of this risk.

Real estate-related investments and bond investments are exposed to various risks associated with real estate.

Because a substantial portion of our real estate-related investments and bond investments are secured by real estate, consist of real estate or investments in entities that own real estate, or are dependent upon incremental tax revenues generated from real estate, the value of these investments is exposed to various real estate-related risks. The value of these investments may be adversely affected by changes in macroeconomic conditions or other developments in real estate markets. These factors include but are not limited to: (i) overall development risk; (ii) changes in interest rates that affect the value of the real estate we own or in which we have an interest; and (iii)  increasing levels of unemployment and other, adverse regional or national economic conditions.

Real estate may also decline in value because of adverse changes in market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings. The value of our real estate-related investments and our ability to conduct business also may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market. In such circumstances, cash flows from properties or developments that support our bond investments may not be sufficient to pay interest on our bonds, which would cause the value of our investments to decline.

We are exposed to various risks associated with agreements that we use to manage interest rate risk.

From time to time, we may execute agreements that are designed to reduce our interest rate risk. For example, we may enter into interest rate swaps whereby we agree to pay a fixed rate of interest and the counterparty agrees to pay us a floating rate of interest in order to synthetically fix our variable rate debt to better match assets that pay on a fixed rate basis. We also may enter into interest rate caps whereby we pay the counterparty an upfront premium and the counterparty pays us if the benchmark rate on the cap reaches a certain level. As further discussed above, derivative instruments are exposed to changes in fair value as a result of changes in interest rates. Additionally, interest rate swaps and caps expose the Company to the risk of counterparty default (including counterparty failure to meet its payment obligations). Further, there is a risk that these contracts do not perform as expected and may cost more than the benefits we receive. Moreover, in the case of interest rate swaps, we are exposed to the risk of collateral calls if the fair value of these instruments declines.

Virtually all of our non-cash assets are illiquid and may be difficult to sell at their reported carrying values.

Our renewable energy investments, bonds and other real estate-related investments are illiquid and difficult to value. Illiquid assets typically experience greater price volatility in volatile market conditions as validating pricing for illiquid assets is more subjective than more liquid assets. To the extent that we utilize leverage to finance our investments that are illiquid, the negative impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated. If we need to liquidate all or a portion of our investments the price that we are able to realize may be significantly less than their carrying value in our financial statements, which could adversely impact our business, results of operations and financial condition.

Risks Related to Legislations, Regulations and Compliance

We could lose the tax benefit of our NOLs.

As of December 31, 2019, we had an estimated $374.9 million of federal NOLs that were subject to a partial valuation allowance. Our federal NOLs can be used to offset federal taxable income through 2035 at which time most of our NOLs will have expired if not used. However, there are events that could cause us to lose, or to otherwise limit, the amount of NOLs available to us before that time. For example, our NOLs could be lost if we suffer a change of control event as defined by the Internal Revenue Code. A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period. The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (the “Rights Plan”) in an attempt to avoid a change of control event as defined by the Internal Revenue Code, although the Company cannot guarantee the effectiveness of the Rights Plan. Changes in tax laws could also cause us to lose, or could otherwise limit, the amount of NOLs available to us. On March 11, 2020, the Board of Directors (the “Board”) approved an extension of the Rights Plan whereby the terms of the Rights Plan will continue until May 5, 2023. The Board will ask shareholders to ratify its decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

Most of our NOLs are also subject to a 20-year carryforward limitation that limits the time that we have to generate the income necessary to fully utilize our NOLs. In this regard, it is possible that some of our NOLs will not be utilized if the Company is unable to generate a sufficient amount of pretax book income before their expiration period begins in 2028. In this regard, should the Company assess that it is not more likely than not that it will utilize federal NOLs for which DTAs were recognized in its Consolidated Balance Sheets, an allowance would be established against the DTAs and a loss would be recognized in the reporting period in which the provision was made. At December 31, 2019, the Company had recognized $57.7 million of net DTAs and maintained a valuation allowance against $65.4 million of such assets.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. We are often required to apply accounting principles to complex transactions or fact patterns and apply judgment when interpreting such rules. In other cases, the application of these policies and methods involve the use of financial models to measure the fair value of certain assets and liabilities or produce other estimates that are reflected in our financial statements Projections that are produced by such models are often based on assumptions and estimates that involve significant judgment and are inherently uncertain. In this regard, we have established procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. However, due to uncertainty surrounding management’s judgments, assumptions and estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for a description of our significant accounting policies and estimates.

Comprehensive tax reform and other legislation could adversely affect our business and financial condition.

The Tax Cut and Jobs Act of 2017 provides, among other things, for a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, which could adversely affect the market for tax credit investors to invest in solar tax credits that support our renewable energy investments. In addition, the government could make further changes in tax or other laws, such as the elimination of renewable energy tax credit incentive programs, that while not directly affecting our portfolio, could make renewable energy investments less valuable to investors. For example, if tariffs on solar panels or other renewable energy components were increased, or if federal or state incentives were reduced or eliminated, our renewable energy business could be adversely affected. Congress could also pass laws or make changes in tax rates that make competing investments more attractive than our solar projects, which could also make our investments less valuable.

If we become subject to the Investment Company Act of 1940 (the “Investment Company Act”), we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our business activities to ensure that we do not become subject to regulation as an investment company under the Investment Company Act. We currently rely on exemptions from the Investment Company Act for companies that are engaged primarily in the business of certain types of financing, including sales financing, based on our primary investments in loans related to the purchase and installation of renewable energy infrastructure. If we were to become regulated as an investment company under the Investment Company Act, either due to a change in the SEC’s interpretation of that Act or due to a significant change in the value and composition of our assets, we would be subject to extensive regulation and restrictions. Among other restrictions, we would not be able to incur borrowings, which would limit our ability to fund certain investments. Accordingly, either we would have to restructure our assets so that we would not be subject to the Investment Company Act or we would have to materially change the way we do business. Either course of action could require that we sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result. Any of these consequences could have a material adverse effect on our business, financial condition or results of operations.

Risks Associated with Our Relationship with Our External Manager

We no longer have any employees and we are therefore dependent upon the External Manager to provide all of the services we need, including finding and underwriting suitable investments, conducting our operations and maintaining regulatory compliance.

Because we have no employees, we are dependent on the External Manager to find, underwrite and close suitable investments on our behalf and to conduct all of our operations. Although our former employees became employees of the External Manager, the External Manager is not obligated to require these, or any other, employees to devote their time exclusively to us. As a result, the employees may not devote sufficient time to the management of our business operations, and in particular to sourcing and placing investments with us. Further, the Management Agreement does not require the External Manager to dedicate specific personnel to our operations and none of our former employees’ continued service is guaranteed. If these individuals leave the External Manager or an affiliate thereof or are reallocated to other activities of the External Manager or its affiliates, the External Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan or maintain compliance with applicable regulatory requirements.

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

If we terminate the Management Agreement without cause, we may not, for a period of two years, without the consent of the External Manager, employ any employee of the External Manager or any of its affiliates, or any person who was employed by the External Manager or any of its affiliates at any time within the two-year period immediately preceding the date we hire such person. This restriction applies to all of our former employees except that, if we have paid the termination fee described above, we may hire persons serving in the capacity of Chief Executive Officer, Chief Operating Officer/President and Chief Financial Officer. The inability to hire the External Manager’s employees could make it more difficult for us to terminate the Management Agreement since we will need to find a new external manager or hire all new employees.

The fixed percentage component of the management fee payable to the External Manager is payable regardless of our performance.

The External Manager is entitled to receive a management fee from us that is based on a fixed percentage of our GAAP common shareholders’ equity, regardless of the performance of our investment portfolio. For example, we would owe the External Manager a management fee for a specific period even if we experienced a net loss during that period. The External Manager’s entitlement to a fee based on a fixed percentage of our GAAP common shareholders’ equity excluding the carrying value of DTAs may encourage the External Manager to invest in riskier assets in order to grow the equity base upon which the fee is paid and may reduce its incentive to find investments that provide appropriate risk-adjusted returns for our investment portfolio. Similarly, the incentive compensation payable to the External Manager is based on year-over-year increases in diluted common shareholders’ equity per share, which could also encourage the External Manager to invest in riskier assets.

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

We are subject to conflicts of interest arising out of our relationship with Hunt, including the External Manager and its affiliates. The External Manager may be presented with investment opportunities that we would find attractive, but which it offers instead to its affiliates, some of which are engaged in businesses similar to ours. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by the External Manager, will enable us to identify, adequately address or mitigate all potential conflicts of interest. These factors could adversely impact our ability to make investments with attractive risk-adjusted returns.

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

As cyber threats continue to evolve, third parties with whom we interact or upon whom we rely, particularly our External Manager, may be subject to computer viruses, malicious codes, phishing attacks, unauthorized access and other cyber-attacks.  Our External Manager may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of systems and implement controls, processes, policies and other protective measures, third parties with whom we interact or upon whom we rely, particularly our External Manager, may not be able to anticipate all security attacks or to implement appropriate preventive measures against security breaches. Any security breach or unauthorized access could disrupt our operations, result in the loss of assets or harm our reputation. In addition, any of these events could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Shares

Our shares are thinly traded and, as a result, the price at which they trade may not reflect their full intrinsic value.

Although our shares are listed for trading on the Nasdaq Capital Market, our shares are thinly traded and we do not have analysts actively tracking and publishing opinions on the Company and our stock. Additionally, when we have repurchased our shares, the number of shares outstanding is reduced, which has the effect over time of further decreasing the trading volume of our shares. Accordingly, the trading price of our shares may not reflect their full intrinsic value. Since our shares are thinly traded, we can give investors no assurance that they will be able to sell their shares at market prices or at any price at all if they desire to liquidate some or all of their shares in the Company.

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price. At December 31, 2019, we had two shareholders, including one of our executive officers, Michael L. Falcone, that held greater than a 4.9% stake in the Company. The Board named Mr. Falcone an exempt person in accordance with the Rights Plan. The Board determined that Mr. Falcone’s exercise of his options and the required share purchases did not constitute a triggering event for purposes of our Rights Plan. In accordance with the Master Transaction Agreement dated January 8, 2018, Hunt remains an exempt person for purposes of the Rights Plan and may purchase up to 9.9% of the Company’s shares in any rolling 12-month period, without causing a triggering event.

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
•

The Company is governed by Section 203 of the Delaware General Corporation Law. Under Section 203, the Company will not engage in any business combination with an interested shareholder for a period of three years after the time that such shareholder became an interested shareholder unless (i) the Board approved either the business combination or the transaction by which the shareholder became an interested shareholder, (ii) upon consummation of the transaction which resulted in the shareholder becoming an interested shareholder, such shareholder owned at least 85% of the Company’s voting stock outstanding at the time the transaction commenced, or (iii) at or after the time the shareholder became an interested shareholder the business combination was approved by the Board and by at least two-thirds of the outstanding voting stock not owned by the interested shareholder. An interested shareholder is one who owns 15% or more of the outstanding voting stock of the Company and includes certain affiliates and associates of the Company and of the interested shareholder.

•	Since one-third of our directors are elected each year to three-year terms this could delay the time when someone who acquires voting control of us could elect a majority of our directors.

The above provisions could deprive our shareholders of acquisition opportunities that might be attractive to many of them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We do not own any of the real property where we conduct our business. Our corporate headquarters is located in the Baltimore, Maryland office of our External Manager.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS

             AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares currently trade on the Nasdaq Capital Market under the symbol “MMAC.”

The Company’s Board regularly makes determinations regarding dividends based on our External Manager’s recommendation, which is based on an evaluation of a number of factors, including our financial condition, business prospects, available cash and other factors the Board may deem relevant. The Board has not authorized paying a dividend at the current time.

On March 5, 2020, there were approximately 407 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the three months ended December 31, 2019.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2019.

Issuer Purchases of Equity Securities

Table 4 provides information on the Company’s purchases of its common shares during the three months ended December  31, 2019.

Table 4:  Common Shares Repurchases

				Number of		Maximum
				Shares Purchased		Number of Shares
	Total Number		Average	as Part of		that May Yet be
	of Shares		Price Paid	Publicly Announced		Purchased Under
(in thousands, except for per share data)	Purchased		per Share	Plans or Programs		Plans or Programs (1), (2)
10/1/2019 - 10/31/2019	23		$31.03	23		77
11/1/2019 - 11/30/2019	17		32.73	17		60
12/1/2019 - 12/31/2019	47		31.67	47		—
	87	(2)	31.71	87	(2)	—

(1)

On September 12, 2019, the Board authorized a 2019 share repurchase program (“2019 Plan”), for the repurchase of up to 100,000 common shares at market prices up to the Company’s last reported diluted common shareholders’ equity per share, which was $36.46 as reported within the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.

(2)

The Company repurchased 87,381 common shares at an average price of $31.71 under the 2019 Plan, although trades executed in 2019 to purchase 1,300 common shares were settled on January 2, 2020. The 2019 Plan expired on December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the “Consolidated Financial Highlights” table that is located on page 2 of this Report. That information is incorporated into this item by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) increased  $68.2 million in 2019 to $281.1 million at December  31, 2019.  This change was driven by $70.9 million of comprehensive income, which included the recognition of a  $57.7 million net DTA in the fourth quarter of 2019. The change in comprehensive income was partially offset by  $2.7 million of other decreases in Book Value.

Book Value per share increased $12.23, or 33.8%, in 2019 to $48.43 at December  31, 2019.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) increased $10.5 million in 2019 to $223.4 million at December 31, 2019. This change was driven by $13.2 million of comprehensive income partially offset by $2.7 million of other decreases in Book Value.

Adjusted Book Value per share increased $2.29, or 6.3%, in 2019 to $38.49 at December 31, 2019.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Income

We recognized comprehensive income of $70.9 million during the year ended December 31, 2019, which consisted of $101.0 million of net income and $30.1 million of other comprehensive loss.  In comparison, we recognized $57.5 million of comprehensive income during the year ended December 31, 2018, which consisted of $61.0 million of net income and $3.5 million of other comprehensive loss.

Net income that we recognized during the year ended December 31, 2019 was primarily driven by our income tax benefit from the partial release of our DTA valuation allowance in the fourth quarter of 2019,  equity in income from unconsolidated funds and ventures, net gains on bonds and net interest income. Refer to “Consolidated Results of Operations,” for more information about changes in Book Value that were attributable to net income.

Net income from continuing operations before income taxes for the year ended December 31, 2019 was $40.5 million, or $6.89 per share, as compared to $25.7 million for the year ended December 31, 2018.

Other comprehensive loss that we reported for the year ended December 31, 2019 was primarily attributable to the reclassification of fair value gains out of accumulated other comprehensive income (“AOCI”) and into our Consolidated Statements of Operations due to the redemption of certain bond investments during the reporting period. The impact of this reclassification was partially offset by net fair value gains that we recognized in AOCI during 2019 in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 5 provides Consolidated Balance Sheets for the periods presented.

Table 5:  Consolidated Balance Sheets

	At	At
	December 31,	December 31,
(in thousands, except per share data)	2019	2018	Change
Assets
Cash and cash equivalents	$8,555	$28,243	$(19,688)
Restricted cash	4,250	5,635	(1,385)
Investments in debt securities	31,365	97,190	(65,825)
Investments in partnerships	316,677	155,079	161,598
Deferred tax assets, net	57,711	—	57,711
Loans held for investment	54,100	67,299	(13,199)
Other assets	12,984	10,940	2,044
Total assets	$485,642	$364,386	$121,256

Liabilities
Debt	$201,816	$149,187	$52,629
Accounts payable and accrued expenses	2,527	2,289	238
Other liabilities	174	—	174
Total liabilities	$204,517	$151,476	$53,041

Book Value: Basic and Diluted	$281,125	$212,910	$68,215

Less: Deferred tax assets, net	57,711	—	57,711
Adjusted Book Value: Basic and Diluted	$223,414	$212,910	$10,504

Common shares outstanding: Basic and Diluted	5,805	5,882	(77)

Book Value per common share: Basic and Diluted	$48.43	$36.20	$12.23

Adjusted Book Value per common share: Basic and Diluted	$38.49	$36.20	$2.29

Cash and cash equivalents decreased primarily due to an increase in net cash used in connection with investments made in the Solar Ventures.

Investments in debt securities decreased primarily as a result of the sale and redemption of certain bond investments and the termination of all outstanding total return swap (“TRS”) agreements.

Investments in partnerships increased primarily as a result of net capital contributions of $142.0 million to the Solar Ventures, which were primarily sourced from draws on the revolving credit facility and equity recycled out of nonrenewable energy investments, and the recognition of  $20.8 million of equity in income in our investees.

Loans held for investment decreased primarily as a result of a $13.4 million partial prepayment received on the Company’s $67.0 million Hunt Note, the balance of which was prepaid in full on January 3, 2020.

Deferred tax assets, net increased $57.7 million due to a partial release of the valuation allowance related to these assets in the fourth quarter of 2019 that was driven by an increase in the amount of NOLs that, at December 31, 2019, the Company assessed was more likely than not to be utilized prior to their expiration.

Debt increased primarily as a result of advances from the revolving credit facility. This increase was partially offset by the effect of the aforementioned termination of all outstanding TRS agreements, which prompted the derecognition of all asset related debt that financed certain bond investments of the Company.

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

Income (loss) that was attributable to certain businesses and assets that the Company conveyed on January 8, 2018 (the “Disposition”) and the disposition of the Company’s interests in MGM were reclassified for all reporting periods and reported separately as “Net (loss) income from discontinued operations, net of tax.”

Net Income

Table 6 summarizes net income for the periods presented.

Table 6:  Net Income

	For the year ended
	December 31,
(in thousands)	2019	2018	Change
Net interest income	$8,716	$10,235	$(1,519)
Non-interest income
Equity in income from unconsolidated funds and ventures	21,904	7,673	14,231
Net gains	26,490	29,103	(2,613)
Other income	424	352	72
Other expenses
Other interest expense	(5,774)	(4,528)	(1,246)
Operating expenses	(11,257)	(17,157)	5,900
Net income from continuing operations before income taxes	40,503	25,678	14,825
Income tax benefit (expense)	60,482	(32)	60,514
Net (loss) income from discontinued operations, net of tax	(8)	35,356	(35,364)
Net income	$100,977	$61,002	$39,975

Net Interest Income

Net interest income represents interest income earned on our loans, investments in bonds and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the year ended December 31, 2019,  declined compared to that reported for the year ended December 31, 2018, primarily due to the disposition and redemption of various bond investments and the termination of all outstanding TRS agreements.  The impact of these transactions was partially offset by: (i) the recognition of $2.3 million of interest income in 2019 associated with a loan receivable that was recognized in connection with the Company’s acquisition of Hunt’s ownership interest in SDL (this loan was recharacterized as an equity investment in SDL as of December 31, 2019, because Hunt’s continuing involvement of the conveyed interest in SDL was eliminated in the fourth quarter of 2019) and (ii) the recognition of additional interest income associated with the Hunt Note, the UPB of which increased $10.0 million during the fourth quarter of 2018. Interest income associated with the Hunt Note will not be recognized beginning in the second quarter of 2020 as this loan was repaid in full on January 3, 2020.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 7 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 7:  Equity in Income from Unconsolidated Funds and Ventures

	For the year ended
	December 31,
(in thousands)	2019	2018	Change
Solar Ventures	$20,758	$6,894	$13,864
U.S. real estate partnerships	1,058	2,466	(1,408)
SAWHF	88	(1,687)	1,775
Equity in income from unconsolidated funds and ventures	$21,904	$7,673	$14,231

Equity in income from the Solar Ventures for the year ended December 31, 2019, increased compared to that reported for the year ended December 31, 2018, primarily as a result of (i) a significant year-over-year increase in the volume of loans originated by the Solar Ventures, which drove net income of the Solar Ventures and the Company’s share thereof higher and (ii) the elimination of the preferred return previously earned by a former investment partner prior to the Company’s buyout of the partner’s interest in REL on June 1, 2018.

Equity in income from U.S. real estate partnerships for the year ended December 31, 2019, decreased compared to that reported for the year ended December 31, 2018, primarily as a result of (i) a reduction in 2019 of nonrecurring gains associated with the sale of investment properties by real estate partnerships in which we maintained an ownership interest and (ii) land license fees incurred by the Infrastructure Venture in connection with its holdings of undeveloped land parcels.

Equity in income from the Company’s equity investment in SAWHF for the year ended December 31, 2019, increased compared to that reported for the year ended December 31, 2018, primarily as a result of an increase in the fair value gains associated with real estate-related investments held by SAWHF.

Net Gains

Net gains may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

Net gains for the year ended December 31, 2019,  decreased compared to those reported for the year ended December 31, 2018, primarily due to (i) a  net $8.3 million decrease in fair value gains related to interest rate and foreign currency forward exchange derivatives that was driven by changes in reference interest and foreign exchange rates and (ii) a nonrecurring gain of $1.2 million that was recognized in 2018 associated with the remaining interests from the Company’s 2014 guaranteed Low-Income Housing Tax Credit (“LIHTC”) asset sale to MGM. The impact of these transactions was partially offset by a $6.7 million increase in holding gains that were realized in connection with sale or redemption of bond investments during 2019 as compared to the same period in 2018.

Other Interest Expense

Other interest expense for the year ended December 31, 2019, increased compared to that reported for the year ended December 31, 2018, primarily due to the recognition of $1.2 million of interest expense in 2019 associated with the Company’s revolving credit facility.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees, salaries and benefits and other miscellaneous expenses.

Table 8 summarizes operating expenses for the periods presented.

Table 8:  Operating Expenses

	For the year ended
	December 31,
(in thousands)	2019	2018	Change
External management fees and reimbursable expenses	$(7,248)	$(6,869)	$(379)
General and administrative	(1,304)	(1,558)	254
Professional fees	(2,472)	(6,072)	3,600
Other expenses	(233)	(1,421)	1,188
Salaries and benefits	—	(1,237)	1,237
Total operating expenses	$(11,257)	$(17,157)	$5,900

Operating expenses for the year ended December 31, 2019, declined compared to that reported for the year ended December 31, 2018, primarily due to a decrease in: (i) nonrecurring professional fees that were incurred in 2018 in connection with the Disposition and the sale of our interests in MGM; (ii) salaries and benefits expense recognized in 2018 associated with stock options that were fully exercised as of December 31, 2018; (iii) nonrecurring impairment losses recognized in connection with certain equity investments in the first quarter of 2018; and (iv) losses recognized in 2018 in connection with the remeasurement of foreign currency-denominated assets and liabilities into U.S. dollars for reporting purposes.

Income Tax Benefit (Expense)

The Company recognized income tax benefit for the year ended December 31, 2019, as compared to income tax expense reported for the year ended December 31, 2018, primarily due to the recognition of a deferred tax benefit of $60.6 million in the fourth quarter of 2019 that was driven by an increase in the amount of NOLs that, at December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration. See Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for more information.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations primarily includes income and expenses associated with businesses and assets that were sold by the Company in connection with the Disposition.

Net income from discontinued operations decreased for the year ended December 31, 2019, compared to that reported for the year ended December 31, 2018, primarily due to a decrease in nonrecurring (i) net gains recognized in the first and fourth quarter of 2018 in connection with the Disposition and the Company’s interests in MGM, respectively, and (ii) income recognized relating to businesses and assets conveyed in 2018. See Notes to Consolidated Financial Statements – Note 15, “Discontinued Operations,” for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets and other general business needs. Our principal sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; (iii) cash flows from investing activities; and (iv) cash flows from financing activities.

Summary of Cash Flows

Table 9 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented, though 2018 changes in the balances that were attributable to consolidated funds and ventures (“CFVs”) are separately identified in the table.  However, changes in net cash flows that are discussed in the narrative that follows Table 9 are exclusive of changes in cash of the CFVs. The Disposition resulted in the deconsolidation from the Company’s Consolidated Balance Sheets in the first quarter of 2018 of all guaranteed LIHTC funds and derecognition of nearly all other CFVs that were recognized in our Consolidated Balance Sheets at December 31, 2017.

At  December  31, 2019 and December 31, 2018, $4.3 million and $5.6 million, respectively, of amounts presented below in Table 9 represented restricted cash.

Table 9:  Net Decrease in Cash, Cash Equivalents and Restricted Cash

For the year ended
(in thousands)	December 31, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	8,901
Investing activities	(114,662)
Financing activities	84,688
Net decrease in cash, cash equivalents and restricted cash	(21,073)
Cash, cash equivalents and restricted cash at end of period	$12,805

	For the year ended
	December 31, 2018
(in thousands)	MMA	CFVs	Total
Cash, cash equivalents and restricted cash at beginning of period	$75,632	$24,554	$100,186
Net cash provided by (used in):
Operating activities	9,071	—	9,071
Investing activities	(42,314)	(24,554)	(66,868)
Financing activities	(8,511)	—	(8,511)
Net decrease in cash, cash equivalents and restricted cash	(41,754)	(24,554)	(66,308)
Cash, cash equivalents and restricted cash at end of period	$33,878	$—	$33,878

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, income distributions from our investments in unconsolidated funds and ventures and advances on HFS loans.

Net cash flows provided by operating activities decreased by $0.2 million during the year ended December 31, 2019, as compared to the amount provided during the year ended December 31, 2018. This net decrease was primarily driven by: (i) a decline in interest income on bonds and derivative termination payments received as a result of the aforementioned sale and redemption transactions and the related termination of TRS agreements; (ii) a decrease in asset management fees received as a result of the Disposition; and (iii) an increase in net cash flows used to pay external management fees and reimbursable expenses due to a provision in the management agreement with the External Manager specifying that, effective July 1, 2018, the basis for calculating the base management fee converted from a fixed fee to a stated fixed percentage of the Company’s diluted common shareholders’ equity. The effects of these items were partially offset by: (i) a $7.4 million increase in distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; (ii) a $1.7 million decrease in bond related interest expense as the amount of the Company’s bond related debt outstanding declined upon the settlement of sale and redemption transactions and termination of TRS agreements; and (iii) a decrease in nonrecurring professional fees, which were higher in 2018 due to professional services that were rendered in connection with the Disposition and the disposition of the Company’s interests in MGM.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the year ended December 31, 2019, increased by $72.3 million as compared to amounts during the year ended December 31, 2018. This net increase was primarily driven by a $182.7 million increase in capital contributions to the Company’s investments in partnerships during 2019 that almost exclusively related to the Solar Ventures. The effects of this increase was partially offset by: (i) a $69.2 million increase in capital distributions received from the Company’s investment in partnerships that primarily related to the Solar Ventures; (ii) a $16.3 million increase in principal payments and sale and redemption proceeds received on our bond-related investments; (iii) the derecognition of $21.9 million of cash and restricted cash upon settlement of the Disposition during the first quarter of 2018; and (iv) the $13.4 million partial prepayment received on the Company’s $67.0 million Hunt Note in the fourth quarter of 2019.

Financing Activities

Net cash flows provided by financing activities during the year ended December 31, 2019 of $84.7 million represent an increase of $93.2 million as compared to amounts used during the year ended December 31, 2018. This increase was primarily attributable to a $95.8 million increase in proceeds from borrowings from the Company’s revolving credit facility. The impact of this increase was partially offset by (i) $2.9 million of debt issuance costs incurred in connection with the revolving credit facility and (ii) $8.4 million of nonrecurring cash flows provided by the private placement of 250,000 of the Company’s common shares to Hunt during 2018.

Capital Resources

Our debt obligations include liabilities that we recognized in connection with our subordinated debt, revolving credit facility debt obligations and other notes payable.  The major types of debt obligations of the Company are further discussed below. We use the revolving credit facility to finance our investments in the Solar Ventures. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Table 10 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December  31, 2019 and December 31, 2018.

Table 10:  Debt

	At		At
	December 31, 2019		December 31, 2018
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (2)	Rate (2)	Value (2)	Rate (2)
Subordinated debt	$95,488	3.2%	$97,722	3.7%
Revolving credit facility debt obligations	94,500	5.6	─	─
Notes payable and other debt	8,328	13.0	7,210	14.7
Asset related debt (1)	3,500	5.0	44,255	3.9
Total debt	$201,816	4.8%	$149,187	4.3%

(1)

At December  31, 2019 and December 31, 2018, the carrying value of bond related debt was zero and $39.3 million, respectively. At December  31, 2019 and December 31, 2018, the carrying value of non-bond related debt was $3.5 million and $5.0 million, respectively.

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

Subordinated Debt

At December  31, 2019 and December 31, 2018, the Company had subordinated debt obligations that had a total UPB of $88.0 million and $89.8 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%, which at December 31, 2019 the weighted average interest rate on the outstanding debt was 4.0%.

Revolving Credit Facility  Debt Obligations

At December  31, 2019, the Company had borrowed $94.5 million from the revolving credit facility and had the ability to borrow an additional $5.5 million. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower,  which owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at December 31, 2019 was 4.4%.

Notes Payable and Other Debt

At December  31, 2019 and December 31, 2018, the Company had notes payable and other debt with a UPB of $8.4 million and $7.4 million, respectively.  This debt primarily relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, amortizes over its contractual life, is due to mature on September 8, 2020, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%, which at December 31, 2019 was 6.8%.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company.  The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Bond Related Debt

During the second quarter of 2019, all bond related debt obligations were fully redeemed. At December 31, 2018, the Company had bond related debt obligations that had a total UPB of $38.8 million. In most cases, interest expense associated with these debt obligations was based upon the Securities Industry and Financial Markets Association seven-day municipal swap rate (“SIFMA”) plus a spread while, in the case of one tranche of this debt, interest expense was measured using the coupon rate associated with a conveyed bond investment that secured such debt.

Non-bond Related Debt

At December  31, 2019 and December 31, 2018, the Company had a debt obligation to MGM principals with a UPB of $3.5 million and $5.0 million, respectively. This debt bears interest at 5.0%, amortizes over its contractual life and is due to mature on January 1, 2026.

Covenant Compliance

At December  31, 2019 and December 31, 2018, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At December  31, 2019 and December 31, 2018, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At December 31, 2019, the Company, through its wholly owned subsidiary of REL had unfunded loan commitments of $1.6 million.  There were no unfunded loan commitments at December 31, 2018.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”) and Loans Held for Sale (“HFS”),” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks.  Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements.  Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

On September 12, 2019, the Board authorized the 2019 Plan for the repurchase of up to 100,000 common shares, at market prices up to the Company’s last reported Book Value per share, which was $36.46 as reported within the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019. The Company then adopted a Rule 10b5-1 plan implementing the Board’s authorization, subject to volume limitations as defined by Rule 10b-18 under the Exchange Act. During 2019, the Company repurchased 87,381 commons shares at an average price of $31.71, although trades executed in 2019 to purchase 1,300 common shares were settled on January 2, 2020. The 2019 Plan expired on December 31, 2019.

Dividend Policy

The Board makes the final determination regarding dividends based on our External Manager’s recommendation, which is based on an evaluation of a number of factors, including our financial condition, business prospects, the predictability of recurring cash flows from operations, available cash and other factors the Board may deem relevant.  The Board does not believe paying a dividend is appropriate at the current time.

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person.  The Rights Plan will remain in effect for five years,  until May 5, 2020, or until the Board determines the plan is no longer required, whichever comes first. On March 11, 2020, the Board approved an extension of the Rights Plan whereby the terms of the Rights Plan will continue until May 5, 2023. The Board will ask shareholders to ratify its decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing the limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At December  31, 2019, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than  a 4.9% interest in the Company.  In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan but only to the extent of settling his share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board, there was no triggering event for purposes of the Rights Plan.

On November 6, 2019, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan to the extent of his proposed open-market share purchases of up to an additional 6,000 common shares,  to be completed by December 31, 2019, with the Board reserving all its rights under the Rights Plan for any subsequent purchases.  As a result of the Board’s action, there was no triggering event resulting from Mr. Falcone’s purchase of 2,500 common shares during 2019 for purposes of the Rights Plan. On March 11, 2020, the Board further named Mr. Falcone an exempted person for up to another 7,500 shares to be acquired on the open market during 2020. Any unused authorization will expire at December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements is based on the application of GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that we believe to be reasonable under the circumstances known to us at the time.  Actual results could differ materially from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented and have discussed those policies with our Audit Committee.

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board.  See Part I, Item 1A. “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Income taxes
•	fair value measurement of financial instruments; and
•	consolidation.

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

The Company’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. DTAs are recognized if, in management’s judgment, it is more likely than not that tax benefits, including NOLs and other tax attributes, will be realized prior to their expiration.

We perform regular reviews to ascertain whether our DTAs are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a DTA is not realizable, a valuation allowance is established. Management’s estimates and assumptions, which generally reflect objectively verifiable expectations, involve significant judgment and are inherently uncertain. Risks to our forward-looking estimates of pretax book income include, but are not limited to, changes in market rates of return, additional competitors entering the marketplace (which would reduce rates of return due to competition for new borrowers), limits on access to investible capital that would limit new investments that could be made by the Company, changes in the law and the Company’s dependence on a small, specialized team of the External Manager for origination and underwriting activities. Given these risks, our forward-looking estimates could materially differ from actual results.

At December 31, 2019, we maintained a valuation allowance against that portion of our DTAs that relate to federal and state NOL carryforwards that we expect will expire prior to utilization based on our forecast of pretax book income. Refer to Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for more information about the Company’s DTAs and other considerations associated with the Company’s income taxes.

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

In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, market yields of thinly-traded investments, capitalization rates and NOI annual growth rates.

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

Consolidation

We have equity investments in partnerships and other entities to which we apply Accounting Standards Codification (“ASC”) Topic No. 810, “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

•	The determination as to whether an entity is a variable interest entity (“VIE”).
•

If the entity is considered a VIE, then a determination of whether the Company would be assessed to be the primary beneficiary of the VIE is needed and requires us to make judgments regarding (i) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE. These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make this analysis difficult and highly judgmental.

•

If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Consequently, we would be required to make various judgments in connection with the fair value measurement of these items at the time an entity is first consolidated. For example, since certain of our equity investments are in partnerships that own real estate or are real estate related investments, we would be required to make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits, if any. In addition, we would be required to make judgments about discount rates and capitalization rates.

As of December 31, 2019, the Company had no entities that were consolidated for reporting purposes under ASC  810.

ACCOUNTING AND REPORTING DEVELOPMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies.”

USE OF NON-GAAP MEASURES

We present certain non-GAAP financial measures that supplement the financial measures we disclose that are calculated under GAAP. Non-GAAP financial measures are those that include or exclude certain items that are otherwise excluded or included, respectively, from the most directly comparable measures calculated in accordance with GAAP. The non-GAAP financial measures that we disclose are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as similar non-GAAP financial measures used by other companies.

Adjusted Book Value represents Book Value reduced by the carrying value of the Company’s DTAs. We believe this measure is useful to investors in assessing the Company’s underlying fundamental performance and trends in our business because it eliminates potential volatility in results brought on by tax considerations in a given year. As a result, reporting upon, and measuring changes in, Adjusted Book Value enables for a better comparison of period-to-period operating performance.

Adjusted Book Value per common share represents Adjusted Book Value at the period end divided by the common shares outstanding at the period end.

Management intends to continually evaluate the usefulness, relevance, limitations and calculations of our reported non-GAAP performance measures to determine how best to provide relevant information to the public.

Table 11 provides a reconciliations of GAAP financial measures to non-GAAP financial measures that are included in this Report.

Table 11:  Non-GAAP Reconciliations

	As of and for the year ended
	December 31,
(in thousands, except per share data)	2019	2018
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$281,125	$212,910
Less: DTAs, net	57,711	—
Adjusted Book Value	$223,414	$212,910

Common shares outstanding	5,805	5,882

Reconciliation of Book Value per share to Adjusted Book Value per share
Book Value (total shareholders' equity) per share, as reported	$48.43	$36.20
Less: DTAs, net per share	9.94	—
Adjusted Book Value per share	$38.49	$36.20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MMA Capital Holdings, Inc., together with the report thereon of KPMG LLP dated March 12, 2020, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report and are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the SEC under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2019.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MMA Capital Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MMA Capital Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
March 12, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to senior financial officers, copies of which are available on the Company’s website at www.mmacapitalholdings.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2020 Annual Shareholders’ Meeting (hereinafter, the “Proxy Statement”) under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Company expects to file the Proxy Statement no later than April 9, 2020.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)         The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and December 31, 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and December 31, 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and December 31, 2018

Consolidated Statements of Equity for the Years Ended December 31, 2019 and December 31, 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and December 31, 2018

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMA Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2020,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Baltimore, Maryland
March 12, 2020

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,555	$28,243
Restricted cash	4,250	5,635
Investments in debt securities (includes $85,347 pledged as collateral at December 31, 2018)	31,365	97,190
Investments in partnerships (includes $296,855 and $8,779 pledged as collateral at December 31, 2019 and 2018, respectively)	316,677	155,079
Deferred tax assets, net	57,711	─
Loans held for investment (includes $53,600 and $67,000 of related party loans at December 31, 2019 and 2018, respectively)	54,100	67,299
Other assets	12,984	10,940
Total assets	$485,642	$364,386

LIABILITIES AND EQUITY
Debt	$201,816	$149,187
Accounts payable and accrued expenses	2,527	2,289
Other liabilities	174	─
Total liabilities	204,517	151,476

Commitments and contingencies (see Note 10)	─	─

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2019	─	─
Common shares, no par value, 50,000,000 shares are authorized (5,701,946 and 5,777,216 shares issued and outstanding and 103,069 and 104,464 non-employee directors' deferred shares issued at December 31, 2019 and 2018, respectively)	273,492	175,213
Accumulated other comprehensive income ("AOCI")	7,633	37,697
Total shareholders’ equity	281,125	212,910
Total liabilities and equity	$485,642	$364,386

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended
	December 31,
	2019	2018
Interest income
Interest on bonds	$3,576	$9,430
Interest on loans and short-term investments	5,781	3,362
Total interest income	9,357	12,792
Asset related interest expense
Bond related debt	428	2,496
Non-bond related debt	213	61
Total interest expense	641	2,557
Net interest income	8,716	10,235

Non-interest income
Equity in income from unconsolidated funds and ventures	21,904	7,673
Net gains on bonds	28,606	21,875
Net gains on loans	489	311
Net gains on real estate and other investments	1,148	2,344
Net (losses) gains on derivatives	(3,723)	4,587
Net losses on extinguishment of liabilities	(30)	(14)
Other income	424	352
Non-interest income	48,818	37,128

Other expenses
Interest expense	5,774	4,528
Salaries and benefits	─	1,237
External management fees and reimbursable expenses	7,248	6,869
General and administrative	1,304	1,558
Professional fees	2,472	6,072
Impairments	─	388
Other expenses	233	1,033
Total other expenses	17,031	21,685

Net income from continuing operations before income taxes	40,503	25,678
Income tax benefit (expense)	60,482	(32)
Net income from continuing operations	100,985	25,646
Net (loss) income from discontinued operations, net of tax	(8)	35,356
Net income	$100,977	$61,002

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended
	December 31,
	2019	2018
Basic income per common share:
Income from continuing operations	$17.18	$4.46
Income from discontinued operations	─	6.14
Income per common share	$17.18	$10.60

Diluted income per common share:
Income from continuing operations	$17.18	$4.25
Income from discontinued operations	─	5.85
Income per common share	$17.18	$10.10

Weighted-average common shares outstanding:
Basic	5,877	5,753
Diluted	5,877	6,037

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended
	December 31,
	2019	2018
Net income	$100,977	$61,002

Other comprehensive loss
Bond related changes:
Net unrealized gains	1,244	5,620
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(28,301)	(21,875)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as other-than-temporary-impairment ("OTTI")	─	6
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	─	9,415
Income tax expense	(2,902)	─
Net change in other comprehensive loss due to bonds, net of taxes	(29,959)	(6,834)
Foreign currency translation adjustment	(105)	3,378
Other comprehensive loss	(30,064)	(3,456)

Comprehensive income	$70,913	$57,546

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

					Noncontrolling
					Interest in
					Consolidated
	Common Equity Before			Total Common	Funds and
	AOCI			Shareholders’	Ventures
	Shares	Amount	AOCI	Equity	("CFVs")	Total Equity
Balance, January 1, 2018	5,617	$96,420	$41,153	$137,573	$89,529	$227,102
Net income	─	61,002	─	61,002	─	61,002
Other comprehensive loss	─	─	(3,456)	(3,456)	─	(3,456)
Purchases of shares in a subsidiary (including price adjustments on prior purchases)	─	(73)	─	(73)	─	(73)
Options exercised	410	10,303	─	10,303	─	10,303
Common shares (restricted and deferred) issued under employee and non-employee director share plans	12	328	─	328	─	328
Net change due to deconsolidation	─	─	─	─	(89,529)	(89,529)
Cumulative change due to change in accounting principle	─	9,206	─	9,206	─	9,206
Common shares issued	250	8,375	─	8,375	─	8,375
Options tendered for payment of withholding taxes	(190)	(4,425)	─	(4,425)	─	(4,425)
Common share repurchases	(217)	(5,923)	─	(5,923)	─	(5,923)
Balance, December 31, 2018	5,882	175,213	37,697	212,910	─	212,910
Net income	─	100,977	─	100,977	─	100,977
Other comprehensive loss	─	─	(30,064)	(30,064)	─	(30,064)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	9	299	─	299	─	299
Cumulative change due to change in accounting principle	─	(267)	─	(267)	─	(267)
Common share repurchases	(86)	(2,730)	─	(2,730)	─	(2,730)
Balance, December 31, 2019	5,805	$273,492	$7,633	$281,125	$ ─	$281,125

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,977	$61,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and impairment	─	388
Net equity in income from investments in partnerships	(21,904)	(7,673)
Net gains on bonds	(28,606)	(21,875)
Net gains on real estate and other investments	(1,148)	(2,409)
Gain on disposal of discontinued operations	─	(33,410)
Net gains on loans	(489)	(711)
Net losses (gains) on derivatives	4,241	(1,606)
Net losses on extinguishment of liabilities	30	14
Current and deferred federal income taxes	(60,476)	(265)
Proceeds received on loans held for sale (includes $0 and $9,400 from a related party)	─	9,400
Advances on, originations and purchases of loans held for sale	─	(9,000)
Derivative terminations	1,071	2,436
Distributions received from investments in partnerships	17,324	9,903
Depreciation and amortization	(2,456)	(891)
Foreign currency (losses) gains	(104)	585
Stock-based compensation expense	299	1,288
Other, net	142	1,895
Net cash provided by operating activities	8,901	9,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $15,107 and $0 from a related party)	45,796	21,159
Advances on and originations of loans held for investment (includes $11,279 and $0 from a related party)	(11,729)	(6,000)
Investments in partnerships and real estate	(248,911)	(66,181)
Proceeds from the sale of real estate and other investments	2,080	1,725
Cash and restricted cash derecognized in the Disposition	─	(23,009)
Restricted cash related to deconsolidated guaranteed Low-Income Housing Tax Credit ("LIHTC") funds	─	(23,487)
Capital distributions received from investments in partnerships	98,102	28,925
Net cash used in investing activities	(114,662)	(66,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	108,000	12,189
Repayment of borrowings	(17,651)	(18,727)
Debt issuance costs	(2,931)	─
Repurchase of common shares	(2,730)	(5,923)
Options tendered for payment of withholding taxes	─	(4,425)
Issuance of common shares	─	8,375
Net cash provided by (used in) financing activities	84,688	(8,511)
Net decrease in cash, cash equivalents and restricted cash	(21,073)	(66,308)
Cash, cash equivalents and restricted cash at beginning of period	33,878	100,186
Cash, cash equivalents and restricted cash at end of period	$12,805	$33,878

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	For the year ended
	December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,224	$7,516
Income taxes paid	32	313

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	(30,064)	(3,456)
Debt and liabilities extinguished through sales and collections on bonds and loans	37,606	57,360
Decrease in investments in debt securities and common shareholders' equity due to change in accounting principle	267	─
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	17,050	─
Decrease in loans held for investment and increase in investment in partnership due to derecognition of secured lending receivable	28,654	─
Increase in common shareholders' equity and decrease in other liabilities due to change in accounting principle	─	9,206
Increase in loans held for investment and debt	─	5,000
Increase in loans from the Disposition	─	57,000
Increase in investments in debt securities from the Disposition	─	17,986
Increase in other assets from the Disposition	─	2,142
Increase in deferred revenue from the Disposition	─	(13,000)
Increase in accumulated other comprehensive income from the Disposition	─	(9,415)
Increase in loans held for investment, interest receivable and other liabilities and decrease in investment in partnerships	─	6,138
Increase in common shareholders' equity and decrease in other liabilities due to stock options exercised	─	10,303

Net change in assets, liabilities and equity due to deconsolidation of guaranteed LIHTC funds:
Net decrease in investment in partnerships	─	(98,760)
Decrease in other assets	─	(5,174)
Decrease in debt	─	6,712
Decrease in unfunded equity commitments to lower tier property partnerships	─	8,003
Decrease in other liabilities	─	35,850
Decrease in noncontrolling interests	─	83,909

	At	At
	December 31,	December 31,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$8,555	$28,243
Restricted cash	4,250	5,635
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$12,805	$33,878

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. focuses on investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects and infrastructure. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019, and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our objective is to produce attractive risk adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S”). We believe that we are well positioned to take advantage of these investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy.

In addition to renewable energy investments, we continue to own a limited number of bond investments, loan receivables and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at December 31, 2019. We do not anticipate growing investments that are unrelated to renewable energy given current market conditions and, effective December 31, 2019, the assets and liabilities of the Company are no longer organized into discrete portfolios (at December 31, 2018 and in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

We operate as a single reporting segment.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company evaluates subsequent events through the date of filing with the U.S. Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have revised the presentation of our Consolidated Statements of Operations for all reporting periods presented by reclassifying “Equity in income from unconsolidated funds and ventures” and all net gains (losses) associated with the Company’s bonds, loans, derivatives, real estate, other investments and the extinguishment of debt obligations as a component of “Non-interest income.” Additionally, the Company made certain reclassifications to prior year financial statements in order to enhance their comparability with current year financial statements.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management made estimates in certain areas, including the determination of the Company’s valuation allowance established against its deferred tax assets (“DTAs”) as well as in the fair value measurement of bonds and derivative instruments. Actual results could differ materially from these estimates.

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

Variable Interest Entity (“VIE”) Assessment

We had interests in various legal entities that represent VIEs. A VIE is an entity: (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities; (ii) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We determine if a legal entity was a VIE by performing a qualitative analysis that requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. As of December 31, 2019, the Company had no investments in entities that were determined to be VIEs.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of short-term marketable securities with maturities of three months or less at purchase, all of which are readily convertible to cash.

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

We evaluate each bond whose fair value has declined below its amortized cost to determine whether the decline in fair value is other-than-temporary. We assess that an impairment is OTTI if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond. If we have the intent to sell an impaired bond or it is more likely than not that we will be required to sell a bond prior to recovery of its amortized cost basis, we will recognize an impairment loss in our Consolidated Statements of Operations as a component of “Impairments” for the full difference between the bond’s fair value and its amortized cost basis. However, if we do not have the intent to sell an impaired bond and it is not more likely than not that we will be required to sell the bond prior to recovery of its amortized cost basis, we will, where applicable, recognize only the credit component of the OTTI in our Consolidated Statements of Operations as a component of “Impairments” while the balance of an unrealized holding loss associated with an impaired bond will be recognized in AOCI. The credit component of an OTTI represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than a bond’s amortized cost basis.

There were no bonds in an unrealized loss position at December 31, 2019.

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

Bonds are placed on nonaccrual status when any portion of principal or interest is 90 days past due or on the date after which collectability of principal or interest is not reasonably assured. The Company applies interest payments received on nonaccrual bonds first to accrued interest and then as interest income. Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible. At December 31, 2019, the Company had no bonds that were on nonaccrual status.

Proceeds from the sale or repayment of bonds greater or less than their amortized cost (which would include any previously recorded impairment charges) are recorded as realized gains or losses and any previously unrealized gains included in AOCI are reversed.

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

The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company, unless: (i) an imminent return to profitable operations by the partnership is assured; (ii) the Company has guaranteed obligations of the partnership, or (iii) the Company has otherwise committed to provide further financial support to the partnership.

The Company must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure that the carrying amount of its investment is not other-than-temporarily impaired whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The Company recognizes impairment-related losses in the Consolidated Statements of Operations as a component of “Impairments.”

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

Loans

Loans Held For Sale (“HFS”)

When we originate loans that we intend to sell, we classify these loans as HFS. We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Other expenses” in our Consolidated Statements of Operations. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.

In the event that we reclassify HFS loans to loans held for investment, we record the loans at lower of cost or fair value on the date of reclassification. We report any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the held for investment loan.

Loans Held for Investment (“HFI”)

When we recognize loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, unearned income, non-refundable deferred origination fees and costs, and allowance for loan losses. We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. The Company recognizes a provision for loan losses in its Consolidated Statements of Operations as a component of “Other expenses.”

Allowance for Loan Losses

Our allowance for loan losses is a valuation allowance that reflects management’s estimate of probable losses inherent in our lending activities. Quarterly, the Company reviews each loan to assess its overall collectability. For impaired loans, which include non-performing loans as well as loans modified in a TDR, management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment exceeds this amount, a specific allowance is established as a component of the allowance for loan losses unless these are secured loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off. At December 31, 2019, the Company had no allowance for loan losses recorded.

Nonaccrual Loans

Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status unless the loan is well-secured and in the process of collection. Accrued interest receivable is reversed when loans are placed on nonaccrual status, provided collection is not anticipated within 12 months of being placed on nonaccrual status. Interest collections on any nonaccrual loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise collections are credited to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. At December 31, 2019, the Company had no nonaccrual loans.

Fair Value Option (“FVO”) Loans

For loans for which the Company has elected the FVO, unearned income, non-refundable origination fees and costs are recognized at inception upon origination of the loan. These assets are subsequently measured on a fair value basis, with changes therein classified in our Consolidated Statements of Operations as a component of “Net gains on loans.”

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

The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of these instruments are reported in our Consolidated Statements of Operations as a component of “Net (losses) gains on derivatives.”

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

Guarantees provided by the Company in connection with the performance of a consolidated subsidiary are exempt from financial statement recognition, though disclosure of these activities is provided in Note 9, “Guarantees and Collateral.”

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted-average number of common shares issued and outstanding during the period. The numerator used to calculate diluted income (loss) per share includes net income (loss) to common shareholders adjusted to remove the difference in income or loss associated with reporting the dilutive employee share awards classified as liabilities as opposed to equity awards. The denominator used to calculate diluted income (loss) per share includes the weighted-average number of common shares issued and outstanding during the period adjusted to add in common stock equivalents associated with unvested share awards as well as in the money option awards unless they are contingent upon a certain share price that has not yet been achieved. All outstanding stock options of the Company were exercised as of December 31, 2018.

Income Taxes

All of our business activities, with the exception of our foreign investments, are conducted by entities included in our consolidated corporate federal income tax return.

ASC Topic No. 740, “Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and DTAs and deferred tax liabilities (“DTLs”) for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In this regard, we recognize DTAs and DTLs based on the differences in the book and tax bases of assets and liabilities. We measure DTAs and DTLs using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse. We adjust DTAs and DTLs for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. Each reporting period, we assess whether DTAs are realizable. These reviews include management’s estimates and assumptions regarding future pretax book income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a DTA is not realizable, a valuation allowance is established. At each reporting period, we evaluate the recoverability of our DTAs, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that, based on the weight of available evidence, it is more likely than not that some or all of the DTAs will not be realized. The weight given to the evidence is commensurate with the extent to which evidence is objectively verifiable. If negative evidence exists, positive evidence must be present to support a conclusion that a valuation allowance is not necessary.

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

Accounting Guidance

Adoption of Accounting Standards

Accounting for Derecognition of Nonfinancial Assets

In February 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017‑05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610‑20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” was issued. This guidance clarifies that the derecognition of all businesses should be accounted for in accordance with the derecognition and deconsolidation guidance of Topic 810‑10 – Consolidations. In addition, this guidance eliminates the scope exception in authoritative literature that governs transfers of financial assets related to transfers of investments (including equity method investments) in real estate entities and supersedes guidance related to the exchange of a nonfinancial asset for a noncontrolling ownership interest as set forth in Topic 845 – Nonmonetary Transactions. The effective date of ASU 2017‑05 is aligned with Topic 606. We adopted ASU No. 2017‑05 in conjunction with our adoption of Topic 606 as of January 1, 2018 and we recognized a cumulative effect adjustment of $9.2 million to retained earnings on January 1, 2018.

Accounting for Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance amends the classification and measurement of financial instruments, including equity investments not accounted for under the equity method of accounting. Although this ASU retains many current requirements, it significantly revised an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. Additionally, certain disclosure requirements associated with the fair value of financial instruments were amended. We adopted this new guidance on its effective date of January 1, 2018. Upon adoption of this guidance, the Company assessed that certain of our equity investments did not have a readily determinable fair value, resulting in the Company electing the measurement alternative. Accordingly, during the first quarter of 2018, the Company recognized a $0.4 million impairment within our Consolidated Statements of Operations.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance amends the amortization period for certain callable debt securities held at a premium, shortening the period to the earliest call date. We adopted this new guidance on its effective date of January 1, 2019. Upon adoption of this guidance, the Company assessed that certain of our bond investments were being held at a premium resulting in a reduction in amortization periods used for interest income recognition. Accordingly, during the first quarter of 2019, the Company recognized a cumulative effect adjustment of $0.3 million charge to retained earnings.

Accounting for Income Taxes

In February 2018, the FASB issued ASU No. 2018‑02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance permits companies to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from AOCI to retained earnings and also requires new disclosures. We adopted this guidance on its effective date of January 1, 2019. The adoption of this guidance did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

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

Issued Accounting Standards Not Yet Adopted

Accounting for Financial Instruments – Credit Losses

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates.” This guidance gives private companies, not-for-profit organizations, and certain smaller reporting companies additional time to implement FASB standards on credit losses, leases, derivatives and hedging and intangible-goodwill and other (ASC 350). Because the Company is a smaller reporting company the following “credit loss” ASUs will become effective for the Company on January 1, 2023.

In June 2016, the FASB issued ASU No. 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Improvements.” This guidance is intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. This guidance establishes an impairment methodology that reflects lifetime expected credit losses rather than incurred losses. This guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new guidance is effective on January 1, 2023, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This guidance is intended to clarify aspects of accounting for credit losses, hedging activities, and financial instruments. This new guidance is effective on January 1, 2023, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This guidance provides transition relief for entities adopting ASU 2016-13. This guidance allows entities to elect the fair value options on certain financial instruments. This new guidance is effective on January 1, 2023, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This guidance amends certain aspects of the FASB’s new credit losses standard, including an amendment requiring entities to include certain expected recoveries in the amortized cost basis in the allowance for credit losses for purchased credit deteriorated assets. This new guidance is effective on January 1, 2023, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance eliminates certain exceptions to the general principles in Topic 740. This new guidance is effective for us on January 1, 2021, with early adoption permitted. We are evaluating the potential impact of the new guidance on our consolidated financial statements.

Note 2—Investments in Debt Securities

At December 31, 2019, the Company’s investments in debt securities consist of one subordinate multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying property. The Company’s non-amortizing subordinated cash flow bond principal is due in full on November 2044 (the total cost basis and fair value of this bond was zero and $6.0 million, respectively, at December 31, 2019).

The Company’s infrastructure bond financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”). At December 31, 2019, the Company’s Infrastructure Bond amortizes on a scheduled basis and has a stated maturity date of December 2048.

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	December 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$4,000	$ ─	$6,026	$6,026	151%
Infrastructure Bond	26,885	20,797	4,542	25,339	94%
Total	$30,885	$20,797	$10,568	$31,365	102%

	At
	December 31, 2018
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Multifamily tax-exempt bonds	$65,162	$38,653	$33,564	$72,217	111%
Infrastructure Bond	27,170	20,912	4,061	24,973	92%
Total	$92,332	$59,565	$37,625	$97,190	105%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as net OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $65.8 million decrease in the reported fair value of the Company’s investments in debt securities for the year ended December 31, 2019.

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

On August 27, 2018, the Company agreed to extend the scheduled payment date associated with one of its infrastructure bonds from September 1, 2018 to November 1, 2018. This extension provided the debtor and the Company more time to negotiate a comprehensive restructuring of both of the Company’s infrastructure bond investments. Additionally, on October 30, 2018, the Company restructured the two municipal bonds that financed the development of infrastructure for a mixed-use town center development and that are secured by incremental tax revenues generated from the development. Under the terms of the restructured bond investment, a single tax-exempt bond was issued, that has a UPB of $27.2 million, bears a coupon of 6.30%, has a contractual term of 30.1 years and had a fair value of $25.0 million at December 31, 2018. For reporting purposes, the restructuring of the Company’s infrastructure bond investments was deemed to be a TDR. As a result, the total amortized cost basis of the Company’s bond investments as of the date of restructuring date was carried forward as the cost basis of the restructured bond. Fair value of this restructured bond investment was measured prospectively for reporting purposes based on its amended terms.

There were no TDRs for the year ended December 31, 2019.

Nonaccrual Bonds

At December 31, 2019, the Company had no bonds that were on nonaccrual status.

The fair value of the Company’s investments in bonds that were on nonaccrual status at December 31, 2018 was $12.9 million.

Interest income on bonds that was recognized on a cash basis for the year ended December 31, 2018 was $0.4 million.

Interest income not recognized on bond investments that were on nonaccrual status for the year ended December 31, 2018 was $1.0 million.

Bond Sales and Redemptions

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $29.3 million and $12.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the year ended
	December 31,
(in thousands)	2019	2018
Gains recognized at time of sale or redemption	$28,606	$21,875
OTTI losses recognized on bonds held at each period-end	─	(6)
Total net gains on bonds	$28,606	$21,869

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Investment in Solar Ventures	$289,123	$126,339
Investments in U.S. real estate partnerships (includes zero and $898 related to VIEs) (1)	19,822	19,961
Investment in South Africa Workforce Housing Fund ("SAWHF")	7,732	8,779
Total investments in partnerships	$316,677	$155,079

(1)	We do not consolidate any of the investees that were assessed to meet the definition of a VIE because the Company was deemed not to be the primary beneficiary.

Investments Related to the Solar Ventures

At December 31, 2019, the Company held 42.0%,  50.0%,  41.5% and 100% equity interests in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”) and Renewable Energy Lending, LLC (“REL”), respectively (collectively referred to as the “Solar Ventures”).

At December 31, 2019, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $153.9 million, zero and $135.2 million, respectively. None of these investees were assessed to constitute VIEs and the Company accounts for all of these investments using the equity method of accounting. At December 31, 2019, these joint ventures had $310.9 million of unfunded loan commitments to borrowers, which were anticipated to be funded primarily by capital within the joint ventures through a combination of idle capital and existing loan redemptions. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members would be required.

In December 2019, the Company and its capital partner in SDL and SCL executed various non-pro rata funding agreements pursuant to which our capital partner in SDL contributed in total $73.0 million of $91.0 million in capital calls and our capital partner in SCL contributed in total $58.0 million of $59.0 million in capital calls, while the Company contributed the balance. As a consequence of these capital contributions, our ownership interest in these ventures decreased in percentage terms.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million being allocated to the Company’s investments in SCL and SPL, an adjustment which represented the difference between the Company’s acquisition cost basis of its investments and the historical cost basis of the investments at the partnership level. During the third quarter of 2019, SPL’s remaining assets were conveyed to SCL, including the Company’s allocated basis adjustment. The combined basis difference is amortized over the remaining investment period of SCL. For the years ended December 31, 2019 and December 31, 2018, the amortization expense related to the basis difference was $0.9 million and $0.5 million, respectively. As of December 31, 2019, and

December 31, 2018, the unamortized balance of the Company’s basis difference was $3.1 million and $4.0 million, respectively.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	December 31,	December 31,
	2019	2018
(in thousands)
Total assets	$706,792	$279,960
Other liabilities (1)	22,135	12,833

(1)	Other liabilities of these ventures is primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income of all renewable energy related investees in which the Company had an equity method investment:

	For the year ended
	December 31,
(in thousands)	2019	2018
Gross revenue	$55,905	$27,327
Operating expenses	6,541	5,793
Net income and net income attributable to the entities	49,443	21,977

Investments in U.S. Real Estate Partnerships

At December 31, 2019, the $19.8 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama. The Company has the right to a preferred return on its unreturned capital contributions, as well as the right to share in excess cash flows of the real estate venture. As of December 31, 2019, the Company held a 79.9% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

On December 20, 2019, the Company sold its three limited partner interests in three affordable housing partnerships in which our ownership interest had ranged from 74.25% to 74.92%. While these entities were deemed to be VIEs, the Company was not deemed to be their primary beneficiary. Therefore, the Company did not consolidate these entities and accounted for these investments using the equity method of accounting.

At December 31, 2019, the Company had no U.S. real estate partnerships in which the investments were determined to be VIEs. At December 31, 2018, four of the U.S. real estate partnerships in which we had investments were determined to be VIEs. The carrying value of the equity investments in these partnerships was $0.9 million. For one of the Company’s VIEs, because the underlying real estate was sold during the fourth quarter of 2017, the Company did not expect to make additional contributions to that investment. Because we were unable to quantify the maximum amount of additional capital contributions that we could have been required to fund in the future associated with our proportionate share of these investments, we measured our maximum exposure to loss based upon the carrying value of these investments. At December 31, 2018, our maximum exposure to loss due to our involvement with these VIEs was $0.9 million.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2019	2018
(in thousands)
Total assets	$51,718	$56,238
Debt	6,426	6,530
Other liabilities	20,493	32,165

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2019	2018
Gross revenue	$2,575	$2,383
Operating expenses	2,133	2,127
Net loss and net loss attributable to the entities	(2,427)	(794)

Investment in SAWHF

At December 31, 2019, the carrying value of the Company’s 11.85% equity investment in SAWHF was $7.7 million. As SAWHF was determined not to be a VIE, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	December 31,	December 31,
	2019	2018
(in thousands)
Total assets	$56,356	$74,803
Other liabilities	130	496

The following table provides information about the gross revenue, operating expenses and net income (loss) of SAWHF:

	For the year ended
	December 31,
(in thousands)	2019	2018
Gross revenue	$4,130	$4,308
Operating expenses	1,003	2,277
Net income (loss) and net income (loss) attributable to the entity	781	(14,339)

Note 4—Loans HFI and Loans HFS

The following table provides information about the carrying value of the Company’s loans:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Loans HFI	$54,100	$67,299
Loans HFS	─	─
Total loans	$54,100	$67,299

Loans HFI

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses, except in instances where we have elected the fair value option as further discussed below.

The following table provides information about the UPB and cost basis adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
UPB	$54,100	$68,050
Cost basis adjustments, net	─	(751)
Loans HFI, net	$54,100	$67,299

The following table provides information about the UPB and amortized cost of loans that are current with respect to principal and interest payments, as well as information about the UPB of loans that are past due with respect to principal or interest payments:

	At		At
	December 31,		December 31,
(in thousands)	2019		2018
	UPB	Carrying value	UPB	Carrying value
Total current	$54,100	$54,100	$67,000	$67,000
30-59 days past due	─	─	─	─
60-89 days past due	─	─	─	─
90 days or greater	─	─	1,050	299
Total	$54,100	$54,100	$68,050	$67,299

At December 31, 2019, the Company had two HFI loans that had a combined UPB and fair value of $54.1 million. For one of the loans, the fair value option was elected upon its recognition so as to minimize certain operational challenges associated with accounting for this loan. The UPB and fair value of this loan was $0.5 million at December 31, 2019. The Company did not have any loans for which it elected the FVO at December 31, 2018.

At December 31, 2019, the Company had no HFI loans that were on nonaccrual status. At December 31, 2018, the Company had one HFI loan that was on nonaccrual status, which had a UPB of $1.1 million and a carrying value of $0.3 million.

At December 31, 2019 and December 31, 2018, no HFI loans that were 90 days or more past due in scheduled principal or interest payments were still accruing interest.

On January 3, 2020, the UPB of $53.6 million of the Hunt note was fully repaid.

Loans HFS

At December 31, 2019 and December 31, 2018, the cost basis of the Company’s HFS loans was $5.0 million and $6.0 million, respectively, with a carrying value of zero.

During the years ended December 31, 2019 and December 31, 2018, the Company did not recognize any lower of cost or fair value adjustments associated with any HFS loans that were recognized in the Consolidated Balance Sheets.

Unfunded Loan Commitments

At December 31, 2019, the Company, through its wholly owned subsidiary of REL, had $1.6 million of unfunded loan commitments. The Company had no unfunded loan commitments at December 31, 2018.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Other assets:
Real estate owned	$8,397	$3,769
Debt issue costs	2,675	─
Derivative assets	597	5,797
Accrued interest receivable	853	854
Other assets	462	520
Total other assets	$12,984	$10,940

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Land improvements	$5,778	$1,150
Land	2,619	2,619
Total	$8,397	$3,769

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. As a result of the development activity, no depreciation expense was recognized in connection with this land investment for the years ended December 31, 2019 and December 31, 2018, nor were any impairment losses recognized by the Company during these periods in connection with REO. On January 15, 2020, the Company invested $5.9 million in additional land improvements that were capitalized as part of our investment balance.

Debt Issuance Costs

During 2019, the Company incurred, but deferred in the Consolidated Balance Sheets, $2.9 million of debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility. During the year ended December 31, 2019, the Company recognized $0.2 million of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of these debt issuance costs. At December 31, 2019, the unamortized balance of debt issuance costs was $2.7 million. See Note 6, “Debt,” for more information.

Derivative Assets

At December 31, 2019 and December 31, 2018, the Company recognized $0.6 million and $5.8 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2019 and December 31, 2018:

	At			At
	December 31, 2019			December 31, 2018
		Wtd. Avg.			Wtd. Avg.
		Effective			Effective
	Carrying	Interest		Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)		Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	2,212	3.2		2,232	3.7
Due after one year	93,276	3.2		95,490	3.7
Revolving credit facility debt obligations
Due within one year	─	─		─	─
Due after one year	94,500	5.6		─	─
Notes payable and other debt (2)
Due within one year	6,828	14.7		─	─
Due after one year	1,500	5.0		7,210	14.7

Total other debt	198,316	4.8		104,932	4.5

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	$ ─	─	%	$317	4.0%
Due after one year	─	─		38,938	3.7
Non-bond related debt
Due within one year	650	5.0		1,500	5.0
Due after one year	2,850	5.0		3,500	5.0

Total asset related debt	3,500	5.0		44,255	3.9

Total debt	$201,816	4.8		$149,187	4.3

(1)

The subordinated debt balances include net cost basis adjustments of $7.4 million and $7.9 million at December 31, 2019 and December 31, 2018, respectively, that pertain to premiums and debt issuance costs.

(2)	Included in Other Debt – notes payable and other debt were unamortized debt issue costs of $0.1 million and $0.2 million at December 31, 2019 and December 31, 2018, respectively.
(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs. The balance at December 31, 2018 was de minimis.
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

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December 31, 2019:

Asset Related Debt
(in thousands)	and Other Debt
2020	$9,331
2021	1,913
2022	96,379
2023	1,846
2024	1,813
Thereafter	83,197
Net premium and debt issue costs	7,337
Total debt	$201,816

At December 31, 2019, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at December 31, 2019:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,999	$2,264	$28,263	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,641	2,070	25,711	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,628	1,103	14,731	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,777	2,006	26,783	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$88,045	$7,443	$95,488

(1)	The subordinated principal amortizes 2.0% per annum.

Revolving Credit Facility Debt Obligations

On September 19, 2019, MEH entered into a $125.0 million (the “Facility Amount”) credit agreement with various lenders that initially provided for a $70.0 million revolving credit facility, was subsequently increased to $100.0 million during the fourth quarter of 2019. On February 28, 2020, the participating lenders of the revolving credit facility consented to increase the maximum Facility Amount to $175.0 million. On March 4, 2020, the committed amount of the revolving credit facility increased to $110.0 million upon the joinder of an additional lender.

Obligations associated with the revolving credit facility are guaranteed by the Company and are secured by specified assets of the Borrower and a pledge of all of the Company’s equity interest in the Borrower, which holds the equity interests in the Solar Ventures, through pledge and security documentation. Availability and amounts advanced under the revolving credit facility are subject to compliance with a borrowing base comprised of assets that comply with certain eligibility criteria, and includes late-stage development, construction and permanent loans to finance renewable energy projects and cash.

The revolving credit facility contains affirmative and negative covenants binding on the Borrower that are customary for credit facilities of this type. Additionally, the credit agreement includes collateral performance tests and the following financial covenants of the Company and its consolidated subsidiaries: minimum debt service coverage ratio, maximum debt to net worth, minimum consolidated net worth and minimum consolidated net income.

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At December 31, 2019, the LIBOR base rate plus the fixed spread was 4.4%, while the weighted-average effective interest rate of the Company’s obligation was 5.6%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At December 31, 2019, the UPB and carrying value of amounts borrowed from the revolving credit facility was $94.5 million and the Company had the ability to borrow an additional $5.5 million. The Company recognized $1.2 million of related interest expense in the Consolidated Statements of Operations during the year ended December 31, 2019.

Notes Payable and Other Debt

At December 31, 2019, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $6.9 million and $6.8 million, respectively. This debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At December 31, 2019, the JIBAR base rate was 6.8%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.7%.

At December 31, 2019, the UPB and carrying value of notes payable and other debt obligation to the Morrison Grove Management, LLC (“MGM”) principals was $1.5 million, bears interest at 5.0% and matures on January 1, 2027.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

Bond Related Debt

These debt obligations pertained to investments in bonds that were classified as available-for-sale and were recognized by the Company in connection with transfers of bond investments that did not qualify as sales for reporting purposes.

During the second quarter of 2019, the Company terminated the three remaining TRS agreements that financed the Company’s bond investments and derecognized $31.6 million of asset-related debt. Consequently, as of December 31, 2019, the Company had no asset-related debt outstanding that financed bond investments.

Non-bond Related Debt

At December 31, 2019, the UPB and carrying value of this debt obligation to MGM was $3.5 million, bears interest at 5.0%, is payable quarterly in arrears and has a varying amortization schedule that fully amortizes the note by its maturity date of January 1, 2026.

Letters of Credit

The Company had no letters of credit outstanding at December 31, 2019 and December 31, 2018.

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

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis. Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of these instruments are recognized in the Consolidated Statements of Operations as a component of “Net (losses) gains on derivatives.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At				At
	December 31, 2019				December 31, 2018
(in thousands)	Assets		Liabilities		Assets	Liabilities
Total return swaps	$	─	$	─	$1,130	$	─
Basis swaps		318		─	808		─
Interest rate caps		227		─	998		─
Interest rate swaps		52		─	2,674		─
Foreign currency forward exchange		─		117	187		─
Total carrying value of derivative instruments		$597		$117	$5,797	$	─

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Total return swaps	$ ─	$18,278
Basis swaps	35,000	35,000
Interest rate caps	35,000	80,000
Interest rate swaps	35,000	65,000
Foreign currency forward exchange	4,685	4,331
Total notional amount of derivative instruments	$109,685	$202,609

During the year ended December 31, 2019, the notional amount of interest rate derivative instruments and total return swaps significantly decreased. The following table attributes the decrease in the total notional amount of these instruments to contract expirations, contract terminations and net cash settlements that occurred during the year ended December 31, 2019:

Notional
Amounts
Balance, January 1, 2019	$198,278
Impact from expirations	(46,714)
Impact from terminations	(46,528)
Impact from settlements	(36)
Balance, December 31, 2019	$105,000

The following table provides information about the net (losses) gains that were recognized by the Company in connection with its derivative instruments:

	For the year ended
	December 31,
(in thousands)	2019	2018
Total return swaps (1)	$(42)	$3,154
Basis swaps (2)	(270)	449
Interest rate caps	(771)	210
Interest rate swaps (3)	(2,341)	422
Foreign currency forward exchange	(299)	352
Total net (losses) gains of derivative instruments	$(3,723)	$4,587

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million and $2.5 million for the years ended December 31, 2019 and December 31, 2018, respectively.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. The net cash received was $0.2 million for the year ended December 31, 2019, while the net cash received was de minimis for the year ended December 31, 2018.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million and $0.5 million for the years ended December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2018, the Company also received $0.3 million to amend two interest rate swaps and recorded $0.3 million through “Other assets” on the Consolidated Balance Sheets. The amount recorded to “Net (losses) gains on derivatives” on the Consolidated Statements of Operations was de minimis for the year ended December 31, 2018.

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

GAAP establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in the fair value measurements.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	December 31,	Fair Value Measurements
(in thousands)	2019	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$31,365	$	─	$	─		$31,365
Loans held for investment	500		─		─		500
Derivative instruments	597		─		597		─

Liabilities:
Derivative instruments	$117	$	─		$117	$	─

	At
	December 31,	Fair Value Measurements
(in thousands)	2018	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$97,190	$	─	$	─	$97,190
Derivative instruments	5,797		─		4,667	1,130

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

For the years ended December 31, 2019, and December 31, 2018, there were no individually significant transfers between Levels 1 and 2, or between Levels 2 and 3.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2019:

	Investments
	in Debt	Derivative	Loans Held for
(in thousands)	Securities	Assets	Investment
Balance, January 1, 2019	$97,190	$1,130	$ ─
Net losses included in earnings	─	(195)	─
Net change in AOCI (1)	(27,057)	─	─
Impact from loan originations	─	─	500
Impact from sales or redemptions	(38,209)	─	─
Impact from settlements (2)	(559)	(935)	─
Balance, December 31, 2019	$31,365	$ ─	$500

(1)

This amount represents the reclassification into the Consolidated Statements of Operations of $28.3 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $1.2 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.

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

The following table provides information about the amount of realized and unrealized gains (losses) that were reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2019, related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	$ ─	$(195)
Additional realized gains recognized	28,606	153
Total net gains (losses) reported in earnings	$28,606	$(42)

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net (losses) gains on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2018:

	Investments
	in Debt	Derivative	Derivative
(in thousands)	Securities	Assets	Liabilities
Balance, January 1, 2018	$143,604	$2,347	$(46)
Net (losses) gains included in earnings	(6)	854	(41)
Net change in AOCI (1)	(16,249)	─	─
Impact from deconsolidation	17,998	─	─
Impact from sales or redemptions	(47,488)	─	─
Impact from settlements (2)	(669)	(2,071)	87
Balance, December 31, 2018	$97,190	$1,130	$ ─

(1)

This amount represents the reclassification into the Consolidated Statements of Operations of $21.9 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $5.6 million of net unrealized holding gains recognized during the period in connection with the Company’s bond investments.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018, related to activity presented in the preceding table:

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

For our Level 3 assets and liabilities, we generally use a discounted cash flow valuation technique to measure fair value. This type of valuation technique involves developing a projection of expected future cash flows of an instrument and then discounting this amount using discount factors that consider the relative risk of the cash flows and the time value of money. In applying this technique, the rate of return, or market yield, that is utilized for these purposes reflects specific characteristics of an instrument including, but not limited to the expected term of the instrument, its debt service coverage ratio or credit quality, geographic location, investment size and other attributes:

•

For performing multifamily bonds and TRS derivatives, the Company’s projection of expected future cash flows reflects cash flows that are contractually due over the life of an instrument. Such projected cash flows are discounted based upon the market yield of similar instruments. For these instruments, the Company determines market yield by generally utilizing the AAA Municipal Market Data tax-exempt rate (“MMD”) for each instrument’s specific term and applies a market rate risk premium spread that reflects that instrument’s specific credit characteristics, such as size, debt service coverage, state or bond type.

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

•

For our infrastructure bond investment, the Company determines market yield by generally utilizing the AAA MMD tax-exempt rate for our infrastructure bond’s specific term and applies a market rate risk premium spread that reflects the instrument’s specific credit characteristics. Contractually due cash flows are discounted based upon the market yield of similar instruments as of the applicable reporting date.

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

•

Capitalization rate – is calculated as the ratio between the NOI produced by a commercial real estate property and the price for the asset. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

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

•

Contract or bid prices – represents a third-party sale agreement or purchase offer executed in connection with the pending sale of an affordable housing property that secures one of the Company’s bond investments. In instances where multiple purchase offers have been received an average of the offers received is utilized. Estimated proceeds from the sale, or average offers, of such property that are determined to be allocable to a bond investment are used to measure the investment’s fair value at a given reporting date.

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

	Fair Value Measurement at December 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Multifamily tax-exempt bonds
Subordinated cash flow	$6,026	Discounted cash flow	Market yield	7.3%	N/A
			Capitalization rate	6.2	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (50% weighting factor)	0.7	N/A
			• Bid price (50% weighting factor)	$16,611	N/A
Infrastructure Bond	25,339	Discounted cash flow	Market yield	7.0%	N/A
Loans held for investment	500	Discounted cash flow	Market yield	8.0	8.0%

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

Nonrecurring Changes in Fair Value

There were no nonrecurring fair value adjustments recorded for the year ended December 31, 2019. During the year ended December 31, 2018, the Company recognized $0.4 million of impairment losses associated with certain equity investments based upon the fair value of the instruments. Fair value measurements of these instruments, which were categorized as Level 3 in the fair value hierarchy, were completed using a discounted cash flow methodology.

Additional Disclosures Related To The Fair Value of Financial Instruments That Are Not Carried On The Consolidated Balance Sheets at Fair Value

The tables that follow provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes the information based upon the level of the fair value hierarchy within which fair value measurements are categorized. Assets and liabilities that do not represent financial instruments (e.g., premises and equipment) are excluded from these disclosures.

	At
	December 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$8,555	$8,555	$	─	$	─
Restricted cash	4,250	4,250		─		─
Loans held for investment	53,600	─		─		54,276

Liabilities:
Notes payable and other debt - non-bond related	11,828	─		─		10,888
Revolving credit facility obligations	94,500	─		─		94,500
Subordinated debt issued by MFH	95,488	─		─		46,934

	At
	December 31, 2018
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$28,243	$28,243	$	─	$	─
Restricted cash	5,635	5,635		─		─
Loans held for investment	67,299	─		─		66,339

Liabilities:
Notes payable and other debt - bond related	39,255	─		─		39,289
Notes payable and other debt - non-bond related	12,210	─		─		11,479
Subordinated debt issued by MFH	97,722	─		─		46,778

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 11.7% and 13.4% at December 31, 2019 and December 31, 2018,

respectively. As outlined in the table above, at December 31, 2019, the aggregate fair value was measured at $46.9 million. At December 31, 2019, the measured fair value of this debt would have been $56.5 million and $39.7 million had its market yield been 9.2% and 14.2%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Revolving credit facility debt obligations – Fair value of these debt obligations is measured by discounting projected contractual payments of interest and principal using an estimated market yield.

Note 9—Guarantees and Collateral

Guarantees

Contemporaneously with the execution of the revolving credit facility, the Company agreed to guarantee all payment and performance obligations of MEH under the credit agreement to the lenders. Currently, the Company expects that it will not need to make any payments under this guarantee.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at December 31, 2019 and December 31, 2018:

	At
	December 31, 2019
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt related to the revolving credit facility	$1,070	$ ─	$289,123	$290,193
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,369	─	7,732	9,101
Interest rate swaps	1,803	─	─	1,803
Other	8	─	─	8
Total	$4,250	$ ─	$296,855	$301,105

	At
	December 31, 2018
		Investments		Total
	Restricted	in Debt	Investments in	Assets
(in thousands)	Cash	Securities	Partnerships	Pledged
Debt and derivatives related to TRS agreements	$4,287	$85,347	$ ─	$89,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,340	─	8,779	10,119
Other	8	─	─	8
Total	$5,635	$85,347	$8,779	$99,761

Note 10—Commitments and Contingencies

Operating Leases

During the first quarter of 2018, the Company conveyed all of its operating lease agreements to Hunt. As a result, the Company had no future rental commitments at December  31, 2019.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. These legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At December 31, 2019, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. The Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

The following table provides information about net income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2019	2018
Net income from continuing operations	$100,985	$25,646
Net income from discontinued operations	(8)	35,356
Net income	$100,977	$61,002

Basic weighted-average shares (1)	5,877	5,753
Common stock equivalents (2)	─	284
Diluted weighted-average shares	5,877	6,037

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.
(2)

The weighted average potential dilutive shares outstanding, inclusive of the options exercised during the year based on the exercise date, had a potential dilutive share impact of 284,305 for the year ended December 31, 2018. All stock options were exercised as of December 31, 2018.

Common Shares

On September 12, 2019, the Board authorized a 2019 share repurchase program (“2019 Plan”) for the repurchase of up to 100,000 common shares, at market prices up to the Company’s last reported diluted common shareholders’ equity per share, which was $36.46 as reported within the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019. The Company then adopted a Rule 10b5-1 plan implementing the Board’s authorization, subject to volume limitations as defined by Rule 10b-18 under the Exchange Act. During 2019, the Company repurchased 87,381 common shares at an average price of $31.71, of which 1,300 common shares were settled on January 2, 2020. The 2019 Plan expired on December 31, 2019.

On March 9, 2018, the Company issued 125,000 common shares to Hunt for $4.1 million, or $33.00 per share. On June 26, 2018, the Company issued an additional 125,000 shares to Hunt for $4.3 million, or $34.00 per share.

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”). In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. The Rights Plan will remain in effect for five years, until May 5, 2020, or until the Board determines the plan is no longer required, whichever comes first. On March 11, 2020, the Board approved an extension of the Rights Plan whereby the terms of the Rights Plan will continue until May 5, 2023. The Board will ask shareholders to ratify its decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing this limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period without causing a triggering event.

At December 31, 2019, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. In order to facilitate satisfaction of share purchase obligations related to his 2017 bonus award and permitting his stock option awards to be exercised, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan but only to the extent of settling his share purchase obligations and options. Mr. Falcone satisfied his share purchase obligations and exercised all of his share purchase option awards as of December 31, 2018, and, due to the aforementioned action of the Board, there was no triggering event for purposes of the Rights Plan.

On November 6, 2019, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan to the extent of his proposed open-market share purchases of up to an additional 6,000 common shares, to be completed by December 31, 2019, with the Board reserving all its rights under the Rights Plan for any subsequent purchases. As a result of the Board’s action, there was no triggering event resulting from Mr. Falcone’s purchase of 2,500 common shares during 2019 for purposes of the Rights Plan. On March 11, 2020, the Board further named Mr. Falcone an exempted person for up to another 7,500 shares to be acquired on the open market during 2020. Any unused authorization will expire at December 31, 2020.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the year ended December 31, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains (losses)	1,244	(105)	1,139
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(28,301)	─	(28,301)
Income tax expense	(2,902)	─	(2,902)
Net change in AOCI	(29,959)	(105)	(30,064)
Balance, December 31, 2019	$7,666	$(33)	$7,633

The following table provides information related to the net change in AOCI for the year ended December 31, 2018:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2018	$44,459	$(3,306)	$41,153
Net unrealized gains	5,620	3,378	8,998
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(21,875)	─	(21,875)
Reclassification of credit-related gains to the Consolidated Statements of Operations related to bond investments assessed as OTTI	6	─	6
Reinstatement of fair value gains related to bond investments due to deconsolidation of consolidated property partnerships	9,415	─	9,415
Net change in AOCI	(6,834)	3,378	(3,456)
Balance, December 31, 2018	$37,625	$72	$37,697

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2019		2018
Employees’ Stock-Based Compensation Plans	$	─	$961
Non-employee Directors’ Stock-Based Compensation Plans		595	655
Total		$595	$1,616

Employees’ Stock-Based Compensation Plans

At December 31, 2019, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

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

The following table provides information related to option activity under the Employees’ Stock-Based Compensation Plans:

			Weighted-average
			Remaining
		Weighted-average	Contractual	Aggregate
	Number of	Exercise Price	Life per option	Intrinsic	Period End
(in thousands, except per option data)	Options	per Option	(in years)	Value (2)	Liability (3)
Outstanding at January 1, 2018	410	$1.56	3.4	$9,322	$9,342
Exercised in 2018 (1)	(410)	1.56
Outstanding at December 31, 2018 and December 31, 2019	─	─	─	─	─

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

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 384,160 were available to be issued at December 31, 2019. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December 31, 2019 and December 31, 2018. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
December 31, 2019	(1)	$297,500	2,222	7,194	$31.59	─	$595,000
December 31, 2018		327,500	─	12,182	26.88	─	655,000

(1)	During the third quarter of 2019, one of the Company’s directors retired.

Note 13—Related Party Transactions and Transactions with Affiliates

Transactions with Hunt

External Management Fees and Expense Reimbursements

On January 8, 2018, the Company sold certain businesses and assets (the “Disposition”) and entered into the Management Agreement. At the time of the Disposition, all employees of the Company were hired by the External Manager. In consideration for the management services being provided by the External Manager, the Company pays the External Manager a base management fee, which is payable quarterly in arrears in an amount equal to (i) 0.50% of the Company’s first $500 million of common shareholders’ equity determined in accordance with GAAP in the U.S. on a fully diluted basis, adjusted to exclude the effect of (a) the carrying value of the Company’s DTAs, and (b) any gains or losses attributable to noncontrolling interests (“GAAP Common Shareholders’ Equity”); and (ii) 0.25% of the Company’s GAAP Common Shareholders’ Equity in excess of $500 million. Additionally, the Company agreed to pay the External Manager an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%, which excludes the effects of the Company’s DTAs. The Company also agreed to reimburse the External Manager for certain allocable overhead costs including an allocable share of the costs of (i) noninvestment personnel of the External Manager and an affiliate thereof who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on these matters) and (ii) the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) based on the percentage of their time spent managing the Company. Reimbursement of compensation-related expenses is, however, subject to an annual cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP common shareholders’ equity exceeds $500 million.

The current term of the Management Agreement extends to December 31, 2022 and automatically renews thereafter for additional two-year terms. Either the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average renewable energy business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause. No termination fee is payable upon a termination by the Company for cause or upon a termination by the External Manager without cause.

For the years ended December 31, 2019 and December 31, 2018, no incentive fee was earned by our External Manager. During the years ended December 31, 2019 and December 31, 2018, the Company recognized $7.2 million and $6.9 million, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At December 31, 2019 and December 31, 2018, $1.2 million and $1.1 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Loans HFI and Investment in Partnerships

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that had an initial term of seven years, prepayable at any time and bearing interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s election to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management and (ii) certain assets pertaining to a specific LIHTC property from affiliates of MGM (these agreements are collectively referred hereinafter to as the “MGM Agreements”). On December 20, 2019, Hunt prepaid $13.4 million of the note receivable and as a result, the UPB of the note was $53.6 million at December 31, 2019. On January 3, 2020, the note receivable was fully repaid.

During the years ended December 31, 2019 and December 31, 2018, the Company recognized $3.3 million and $2.9 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At December 31, 2019, $0.7 million of accrued interest was payable by Hunt. There was no accrued interest payable by Hunt at December 31, 2018.

On November 28, 2018, the Company, our investment partner and Hunt entered into an agreement whereby Hunt was admitted as a partner of SDL solely for the purpose of a 30% investment in a specific loan. The maximum principal amount of this loan was $58.8 million, of which Hunt and the Company were obligated to contribute 30% and 20%, respectively, and our investment partner was obligated to contribute the remaining 50% of the funding commitment of this loan. On September 30, 2019, the maximum principal amount of this specific loan increased to $104.0 million.

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest for $11.3 million, which represents the price that was projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party was invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may have been required to be made by one party to the other depending upon the actual IRR achieved by each party on the investment. Due to continuing involvement by Hunt as the  transferor, the transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. On December 20, 2019, the Company and Hunt terminated all obligations relating to the post-purchase true-up payment and, as a result, the Company derecognized this loan receivable and increased its investment in partnership in SDL.

On December 20, 2019, the Company sold to Hunt a loan and three limited partner interests in partnerships that own affordable housing and in which our ownership interest ranged from 74.25% to 74.92%. This loan had a UPB and carrying value of $1.1 million and $0.3 million, respectively, while the three limited partner interests had a carrying value of $0.9 million at the time of sale. The Company received $3.1 million in sales proceed and recognized $1.9 million of gains in the Consolidated Statements of Operations.

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

The following table summarizes the components of our provision for income taxes for the years ended December 31, 2019 and December 31, 2018:

	For the year ended
	December 31,
(in thousands)	2019		2018
Current income tax expense:
Federal	$	─	$	─
State		(131)		(32)
Total current income tax expense		(131)		(32)
Deferred income tax benefit
Federal		46,353		─
State		14,260		─
Total deferred income tax benefit		60,613		─
Total provision benefit (expense) for income taxes		$60,482		$(32)

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2019 and December 31, 2018:

	For the year ended
	December 31,
(in thousands)	2019	2018
Income from continuing operations before income taxes	$40,503	$25,678

Income tax expense at federal statutory rate	(8,506)	(5,392)
Permanent differences:
Impact on taxes from entities not subject to tax	─	498
State income taxes, net of federal tax effect	504	(1,652)
Impact from other comprehensive income	3,593	4,594
State net operating loss adjustment	4,373	507
Other	(1,512)	(314)
Net decrease in the valuation allowance	62,030	1,727
Provision benefit (expense) for income taxes	$60,482	$(32)

DTAs, DTLs and Valuation Allowance

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for NOL carryforwards and tax credit carryforwards. At each reporting period, we evaluate the recoverability of our DTAs, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that, based on the weight of available evidence, it is more likely than not that some or all of the DTAs will not be realized. The weight given to the evidence is commensurate with the extent to which evidence is objectively verifiable. If negative evidence exists, positive evidence must be present to support a conclusion that a valuation allowance is not necessary.

Our framework for assessing whether DTAs will be realized requires us to weigh all available evidence, including:

•	our three-year cumulative income position;
•	the trend of pretax book income results;
•

the sustainability of recent profitability indicated by pretax book income from core business activities that was demonstrated in the past and would be reasonable to assume for the future (or, “Core Earnings”);

•	our forecast of pretax book income;
•	our access to capital;
•	macroeconomic risks to the economy and our business operations; and
•	the carryforward periods for NOLs, capital losses and tax credits.

Our consideration of evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results. Risks to our forward-looking estimates of pretax book income include, but are not limited to, changes in market rates of return, additional competitors entering the marketplace (which could reduce  rates of return due to competition for new borrowers), limits on access to investible capital that would limit new investments that could be made by the Company, changes in the law and the Company’s dependence on a small, specialized team of the External Manager for underwriting activities. Given these risks, and while assumptions made by management are generally objectively verifiable as of a reporting date, our forward-looking estimates could materially differ from actual results.

At September 30, 2019, the Company assessed that the weight of available evidence was insufficient to conclude that it was more likely than not that all or a portion of its DTAs would be realized. This determination was partly attributable to the fact that, while the Company maintained a three-year cumulative income position at September 30, 2019, this measure included various one time, nonrecurring items that caused the Company not to heavily weight this analysis as positive evidence that it is more likely than not that the Company will remain profitable in the future. Further, the Company’s projection of pretax book income was not supported by a strong history of Core Earnings at the reporting date. As a result, the Company determined that, at September 30, 2019, the weight of negative evidence exceeded that of available positive evidence and maintained a full valuation allowance against its DTAs.

The Company’s projection for future pretax book income consequentially improved after September 30, 2019. During the fourth quarter of 2019, the Company received a $13.4 million partial prepayment of the Hunt note, and full repayment in January 2020. The amount of leverage used in connection with renewable energy investments also increased during this period as the UPB of draws from the Company’s revolving credit facility increased by $49.5 million to $94.5 million at December 31, 2019. These developments enabled the Company to redeploy capital into higher yielding renewable energy-related investments compared to that of the Hunt note, while also improving the scale of its investments and achieving enhanced returns increased through the use of leverage.

Given the noted improvements in the Company’s projection of pretax book income and other positive evidence, we assessed that, at December 31, 2019, it was more likely than not that a portion of our DTAs would be realized. In particular, while the Company’s three-year cumulative income position included various one-time, nonrecurring items, the Company reported pretax book income exclusive of nonrecurring items for the year ended December 31, 2019, and reported pretax book income trended positively in the last three years. Further, the Company’s analysis of Core Earnings substantially improved in the fourth quarter as the deployment of proceeds from the repayment of the Hunt note and improvement in leveraged returns from renewable energy investments increased the amount of pretax book income from core business activities that would be reasonable to assume for the future. Moreover, the Company’s Core Earnings measurement at December 31, 2019, was positive in six of the past seven quarters. Therefore, while the Company also considered macroeconomic risks to its business operations as a potential source of negative evidence in its analysis of whether its DTAs would be realized, the Company assessed that the preponderance of evidence available at December 31, 2019, was positive.

Based on the foregoing, the Company released a portion of its DTA valuation allowance in the fourth quarter of 2019 through the recognition of a $57.7 million net DTA. The amount released reflects the projected utilization of $210.2 million of federal NOLs based upon a federal corporate tax rate of 21.0% and a blended state tax rate (net of federal benefit) of 6.46% incorporating the Company’s forecast of pretax book income at December 31, 2019. This projection was made using objectively verifiable assumptions that reflected the Company’s historical experience and were otherwise deemed not to be subjective. However, realization of our DTAs is dependent on generating sufficient pretax book income in future periods. Therefore, although we believe it is more likely than not at December 31, 2019, that future income will be sufficient to allow us to realize the carrying value of net DTAs recognized at December 31, 2019, realization is not assured and future events could cause us to change our judgment. In this case, we could be required to adjust the DTA valuation allowance and recognize income tax benefit or expense.

The following table summarizes the carrying value of our DTAs, net of valuation allowance at December 31, 2019 and December 31, 2018:

	At	At
	December 31,	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$122,917	$123,902
Cancellation of subordinated debt	3,340	3,464
Other	1,715	(2,866)
Gross deferred tax assets	127,972	124,500
Valuation allowance	(65,373)	(124,500)
Total deferred tax assets, net of valuation allowance	62,599	─
Deferred tax liabilities:
Other, net	(4,888)	─
Total deferred tax liabilities	(4,888)	─
Deferred tax assets, net	$57,711	$ ─

The following table summarizes the change in the valuation allowance for the years ended December 31, 2019 and December 31, 2018:

	For the year ended
	December 31,
(in thousands)	2019		2018
Balance, January 1	$124,500		$139,987
Net reductions due to discontinued operations	2		(11,072)
Net reductions due to continuing operations	(59,129)	(1)	(1,727)
Cumulative change due to change in accounting principle	─		(2,688)
Balance, December 31	$65,373		$124,500

(1)	This amount includes $2.9 million of valuation allowance release that is included in AOCI.

At December 31, 2019 and December 31, 2018, the Company had pre-tax federal NOLs of $374.9 million and $396.1 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2028.

For the tax year ending December 31, 2019, the Company had income taxes receivable (net of current taxes payable) of $0.1 million reported as an “Other assets” on our Consolidated Balance Sheets.

Significant judgment is required in determining and evaluating income tax positions. The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities. The Company had no liabilities for uncertain tax positions at December 31, 2019 and December 31, 2018. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would adjust the amount of the NOL carryforwards which were subject to the Company’s valuation allowance in the period then recorded; therefore, a liability was not recorded for these uncertain tax positions. A reconciliation of the beginning and ending amount for uncertain tax positions, including amounts that only affect timing follows:

	For the year ended
	December 31,
(in thousands)	2019		2018
Balance, January 1	$	─		$1,863
Net decreases for tax positions of prior years		─		─
Net decreases due to tax positions that only affect timing		─		(1,863)
Balance, December 31	$	─	$	─

The impact of the uncertain tax positions that only affect timing decreased to zero at December 31, 2018, as a result of the reversal of the Company’s bonus accrual due to the Disposition.

The Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2016 to December 31, 2019 and is currently under audit by the IRS for its December 31, 2016 federal income tax return.

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

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2019		2018
Interest on bonds	$	─	$6
Interest on loans and short-term investments		─	746
Asset management fee and reimbursements		─	1,370
Equity in income from unconsolidated funds and ventures		─	1
Other income		─	53
Salaries and benefits		─	(53)
General and administrative		─	(68)
Professional fees		(8)	(45)
Other expenses		─	(527)
Gains on sales and operations of real estate, net		─	63
Net (loss) income from discontinued operations, net of tax		(8)	1,546
Disposal:
Net gains on loans		─	400
Net gain on disposal of discontinued operations (1)		─	33,410
Net (loss) income from discontinued operations		$(8)	$35,356

(1)

Includes $3.4 million of cumulative translation adjustments reclassified out of AOCI and into earnings due to the sale of our international asset and investment management business as part of the Disposition for the year ended December 31, 2018.

The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its Consolidated Statements of Cash Flows:

	For the year ended
	December 31,
(in thousands)	2019		2018
Depreciation and amortization	$	─	$29

Net change in assets, liabilities and equity due to sale of business:
Decrease in investments in debt securities related to CFVs		─	(5,450)
Decrease in loans		─	(231)
Decrease in other assets ($24,140 related to CFVs)		─	(35,724)
Decrease in debt ($6,144 related to CFVs)		─	8,308
Decrease in accounts payable and accrued expenses		─	7,201
Decrease in other liabilities ($480 related to CFVs)		─	18,333
Decrease in noncontrolling interests in CFVs		─	5,620
Increase in accumulated other comprehensive income		─	(3,404)

Note 16—Segment Information

At December 31, 2019 and December 31, 2018, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2005

4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8‑A filed on May 5, 2015

4.3	Description of Securities of the Registrant

10.1*	Municipal Mortgage & Equity LLC 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.2*	Municipal Mortgage & Equity LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 1, 2013

10.3*	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

10.4	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.5	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.6	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.7	Amended and Restated Limited Liability Company Operating Agreement of Renewable Energy Lending, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2016

10.8	Master Transaction Agreement by and between the Company and Hunt Companies, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

Exhibit No.	Description	Incorporation by Reference
10.9	Management Agreement by and between the Company and Hunt Investment Management, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.10	Purchase and Sale Agreement by and among the Company and the MGM Principals	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.11	Woodside Transfer Agreement by and between the Company and MG Woodside, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.12	First Amendment to the Renewable Energy Lending, LLC Operating Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.13	Omnibus Consent and Amendment in Respect of Transaction Documents dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Assignment and Assumption Agreement dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.15	Membership Interest Purchase Agreement by and between the Company and Renewable Developer Holdings, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2018

10.16

Credit Agreement, dated as of September 19, 2019, among MMA Energy Holdings, LLC, as borrower, East West Bank, as administrative agent and collateral agent and the financial institutions party thereto as lenders

Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 19, 2019

10.17	First Amendment to the Master Transaction Agreement by and between the Company and Hunt Companies, Inc.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit No.	Description	Incorporation by Reference
101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* Indicates management contract or management or director compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	March 12, 2020	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	March 12, 2020
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	March 12, 2020
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Francis X. Gallagher	March 12, 2020
Name:	Francis X. Gallagher
Title:	Chairman of the Board of Directors

By:	/s/ Cecil E. Flamer	March 12, 2020
Name:	Cecil E. Flamer
Title:	Director

By:	/s/ J.P. Grant	March 12, 2020
Name:	J.P. Grant
Title:	Director

By:	/s/ Lisa Kay	March 12, 2020
Name:	Lisa Kay
Title:	Director

By:	/s/ Suzanne G. Kucera	March 12, 2020
Name:	Suzanne G. Kucera
Title:	Director

By:	/s/ Frederick W. Puddester	March 12, 2020
Name:	Frederick W. Puddester
Title:	Director

S-1