Form 10-Q
period 2020-03-31
MMA Capital Holdings, Inc.
filed 2020-05-11
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report year ended March 31, 2020

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

There were 5,700,646 shares of common shares outstanding at May 1, 2020.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q for the period ended March 31, 2020 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties including the uncertain aspect of the novel strain of coronavirus pandemic, known as COVID-19.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  For a discussion of certain risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part II, Item 1A. “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our 2019 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part II, Item 1A. “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our 2019 Annual Report in evaluating these forward-looking statements.  We do not undertake to update any forward-looking statements contained herein, except as required by law.

PART I  – FINANCIAL INFORMATION

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	March 31, 2020	December 31, 2019
Selected income statement data
Net interest income	$559	$2,276
Non-interest income	2,429	10,666
Other expenses	7,237	4,213
Net (loss) income from continuing operations before income taxes	(4,249)	8,729

Income tax benefit (1)	1,191	60,571
Net (loss) income	$(3,058)	$69,300

Earnings per share data
Net (loss) income: Basic and Diluted	$(0.53)	$11.84

Net (loss) income from continuing operations before income taxes per share: Basic and Diluted	$(0.73)	$1.49

Average shares: Basic and Diluted	5,804	5,855

Market and per common share data
Market capitalization	$141,021	$181,322
Common shares at period-end	5,807	5,805
Share price during period:
High	32.70	33.00
Low	20.00	29.01
Closing price at period-end	24.73	31.80
Book Value per common share: Basic and Diluted	47.82	48.43
Adjusted Book Value per common share: Basic and Diluted (2)	37.59	38.49

Selected balance sheet data
Cash and cash equivalents	$23,164	$8,555
Investments in debt securities	29,645	31,365
Investment in partnerships	368,598	316,677
Deferred tax assets, net	59,394	57,711
Loans held for investment	1,271	54,100
All other assets	26,000	17,234
Total assets	$508,072	$485,642

Debt	$223,653	$201,816
All other liabilities	6,750	2,701
Total liabilities	230,403	204,517
Common shareholders' equity ("Book Value")	$277,669	$281,125

Rollforward of Book Value
Book Value - at beginning of period	$281,125	$212,910
Net (loss) income	(3,058)	100,977
Other comprehensive loss	(453)	(30,064)
Common share repurchases	(41)	(2,730)
Other changes in common shareholders' equity	96	32
Book Value - at end of period	$277,669	$281,125

Less: Deferred tax assets, net	59,394	57,711
Adjusted Book Value (2) - at end of period	$218,275	$223,414

(1)

The Company recognized a net $57.7 million deferred tax asset (“DTA”) in the fourth quarter of 2019 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)

Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of March 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a  reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects and infrastructure. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings,  Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019 and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk-adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S.”). We believe that we are well positioned to take advantage of these investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

We operate as a single reporting segment.

COVID-19 and Related Business Impacts

General

In December 2019, a novel coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. Following its spread to over 100 countries, including the U.S., the World Health Organization declared a global pandemic on March 11, 2020. On March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

In many countries, including the U.S., the outbreak of COVID-19 has adversely impacted overall economic activity and contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving and many countries, including the U.S., have instituted quarantines, business closures, governmental agency closures and restrictions on travel to contain COVID-19.

The long-term impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the long-term effects of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Given such uncertainty, we have updated the risk factors included in our 2019 Annual Report to reflect risks posed by COVID-19. Refer to Part II, Item 1A. “Risk Factors” of this Report for additional information.

Business Operations

We are managed by our External Manager. We also rely upon other third-party vendors to conduct business operations, including vendors that provide information technology services, legal and accounting services or other support services.

Through May 4, 2020, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

Through May 4, 2020, the construction and development of renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were generally on schedule as the development and construction of such projects qualified as critical infrastructure or essential services. Furthermore, most of the unpaid principal balances associated with the Solar Ventures’ loans related to projects that are located in rural and less populated areas allowing for required social distancing. While we have not encountered any significant supply chain issues to date due to COVID-19, the shutdown of manufacturing plants in China in January and February had a minor impact on delivery schedules to certain renewable energy projects financed by the Solar Ventures. Although production levels in China have subsequently returned to near normal levels, supplies were also sourced during the first quarter of 2020 from other countries, such as Mexico and India, where production levels were not consequentially impacted by COVID-19.

At May 4, 2020, all loans made by the Solar Ventures were assessed to be adequately secured and were currently expected to be repaid in full. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a given loan or the sale of an underlying renewable energy project to third-parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. Given deteriorating macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we will continue to closely monitor loan performance and expected sources of repayment.

Given adverse economic and market conditions that stemmed from COVID-19, origination volumes at the Solar Ventures between April 1, 2020, and May 4, 2020, declined compared to the volume of loans originated by the Solar Ventures during the same timeframes in 2019. Disruption to origination activities at the Solar Ventures is not expected to be long term.

Market yields associated with certain funded loans at the Solar Ventures increased in the first quarter of 2020 as credit spreads widened given deteriorating economic conditions. As a result, the fair value of the loan portfolio of the Solar Ventures, particularly those loans with longer remaining terms than average and without take-out financing commitments, declined during such reporting period by $9.0 million, or 1.2%, of outstanding unpaid principal balance (“UPB”) of the loan portfolio at March 31, 2020.  The Company recognized its share of such unrealized losses ($4.0 million) and other components of net income of the Solar Ventures in the first quarter of 2020.  Given performance expectations and the short tenor of loans at the Solar Ventures, we currently expect these unrealized loan losses to reverse over time upon the repayment of such loans. Nonetheless, the measurement of fair value of the loan portfolio of the Solar Ventures in future reporting periods is expected to remain volatile until market conditions moderate.

DTAs

The Company’s assessment of the likelihood of realizing tax benefits related to DTAs recognized in the fourth quarter of 2019 did not change in the first quarter of 2020. That is, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at March 31, 2020. Consequently, the Company did not make an adjustment in the first quarter of 2020 to the carrying value of DTAs that were recognized at December 31, 2019.  However, given such uncertainty, we believe it is reasonably possible that, within the next 12 months, a reduction to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

In the first quarter of 2020, the Company recognized a $1.7 million increase in the carrying value of recognized DTAs due to incremental tax benefits stemming from the recognition of a $3.5 million comprehensive loss during such reporting period. Refer to the comparative discussion of our Consolidated Results of Operations for more information about the Company’s results in the first quarter of 2020.

Other Investments and Hedging Instruments

Market yields associated with the Company’s bond investments generally increased in the first quarter of 2020 given deteriorating conditions associated with the economy. Consequently, the Company recognized $1.8 million of net unrealized fair value losses in the first quarter associated with such investments. Changes in the fair value of these investments are expected to remain volatile until market conditions moderate.

Given decreases in benchmark interest rates that generally stemmed from actions taken by central banks to stem the tide of the economic downturn, the fair value of interest rate hedge positions of the Company decreased by $2.8 million in the first quarter of 2020 while, given its terms, the Company’s foreign exchange hedge position increased by $1.1 million. Changes in the fair value of these instruments are expected to remain volatile until market conditions moderate.

The Company’s real estate-related investments are accounted for at cost, in the case of our one land investment, or follow the equity method of accounting, in the case of our equity investments in unconsolidated funds or ventures. None of such investments were assessed to be other-than-temporarily impaired at March 31, 2020. However, with respect to the Company’s 80% ownership interest in a joint venture that owns a mixed-use town center development and undeveloped land parcels and whose incremental tax revenues secure our Infrastructure Bond (hereinafter, the “SF Venture”), the downturn in the economy that stems from COVID-19 could impair the underlying real estate value. In this regard, we anticipate that we will continue to recognize equity in losses from the SF Venture related to our equity investment and that such losses may increase, possibly significantly, as the SF Venture consists of hotel tenants, retail tenants and undeveloped land parcels. However, the severity and duration of expected losses cannot be currently quantified due to uncertainty about the duration of COVID-19 and restrictions on business openings and operations.  Nonetheless, we believe that it is reasonably possible that, within the next 12 months, a loss that is material to the Company’s financial statements could be recognized due to the residual economic effects of the measures taken to combat COVID-19, which could weigh on the performance of the development and underlying real estate value. However, the exact timing and amount of loss recognition is based upon future circumstances and, therefore, cannot be predicted at this time.

Liquidity and Capital Resources

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Through May 4, 2020, the Company has honored all such commitments and we believe that we will continue to do so as these commitments arise.

Through May 4, 2020, the Company was in compliance with all its debt covenants.

Renewable Energy Investments

We invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout the U.S. Renewable energy debt in which we invest is primarily structured as senior secured fixed rate loans that are made through joint ventures or directly on our balance sheet. These loans, which are generally short term in nature, are typically made to borrowers when they are in the late stages of development or construction of their commercial, utility and community solar scale photovoltaic (“PV”) facilities that are located across different states and benefit from various state and federal regulatory programs. The short duration of loans in which we invest also helps us to efficiently manage interest rate risk, mitigate long-term risks such as credit exposure to off-take counterparties and provide us flexibility to target investments.

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); Solar Development Lending, LLC (“SDL”); these  joint ventures together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”), are hereinafter referred to as the

“Solar Ventures.” We are a 50% investor member in the renewable energy joint ventures in which we invest though, on occasion, we may periodically become a minority investor as a result of non-pro rata capital contributions made by our capital partner pursuant to non-pro rata funding agreements between our capital partner and us. At March 31, 2020,  we were a minority investor in SDL and SCL with a 44.5% interest in such ventures.

Lending Activities of the Solar Ventures

The Solar Ventures typically lend on a senior secured basis collateralized by solar projects, but may also invest in subordinated loans and revolving loans and may finance non-solar renewable technologies such as wind and battery storage, or provide equipment financing and other customized debt solutions for borrowers. The Solar Ventures have historically targeted loans that are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, with origination fees that range from 1.0% to 3.0% on committed capital and fixed-rate coupons that range from 7.0% to 14.0%. These loans generally range in size from $2 million to over $50 million.

Since their inception in 2015, the Solar Ventures have invested in more than 180 project-based loans that total $2.6 billion of debt commitments for the development and construction of over 660 renewable energy project sites. When completed, these projects will contribute to the generation of over 6.2 gigawatts of renewable energy, thereby eliminating approximately 178 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $287.1 million of commitments across 11 loans during the first quarter of 2020 as compared to $210.0 million and 18 loans during the fourth quarter of 2019.

Through March 31, 2020,  $1.5 billion of commitments across 121 project-based loans had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) of 17.0% that was on average higher than originally underwritten loan IRRs.  Additionally, for the three months ended March 31, 2020,  10 loans totaling $207.1 million of commitments had been repaid, resulting in a WAIRR of 16.1%. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buyout our former investment partner’s interest in REL; and (iii) the opportunity cost of idle capital.

At March 31, 2020,  loans funded through the Solar Ventures had an aggregate UPB of $745.8 million and total fair value (“FV”) of $736.8 million or 98.8% of UPB, a weighted-average remaining maturity of eight months and a weighted-average coupon of 9.7%. At December 31, 2019, loans funded through the Solar Ventures had an aggregate UPB and total fair value of $654.4 million, a weighted-average maturity of 10 months and a weighted-average coupon of 10.8%.

Table 1 provides financial information about the composition of the Solar Ventures’ loan portfolio at March 31, 2020 and December 31, 2019.

Table 1: Composition of the Solar Venture’s Loan Portfolio

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Late-stage development	$224,901	$298,609
Construction	484,180	321,809
Permanent	8,960	23,597
Other loans associated with renewable energy	27,715	10,345
Total UPB	$745,756	$654,360

The Solar Ventures had $435.0 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At March 31, 2020, $217.9 million of such commitments were attributable to the Company based upon its interest in these ventures.  Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and idle capital. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures would be required.

Investment Interests and Related Carrying Values

The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below. During the first quarter of 2020, the Company and our capital partner in SDL and SCL executed various non-pro rata funding agreements pursuant to which our capital partner contributed $36.5 million of $83.0 million in SDL capital calls and $61.0 million of $97.5 million in SCL capital calls, while the Company contributed the balance. In addition, our capital partner in SDL and SCL received distributions of $32.0 million and $37.5 million, respectively, while the Company received $15.0 million and $10.5 million, respectively. As a consequence of these non-pro rata capital contributions and distributions during the first quarter of 2020,  our ownership interest in SDL and SCL increased in percentage terms from December 31, 2019. At  March 31, 2020,  through MMA Energy Holdings, LLC, the Company held ownership interests of 44.5%, 50.0%, 44.5% and 100% in SCL, SPL, SDL and REL, respectively.

In addition to investments in the Solar Ventures, in the fourth quarter of 2019, the Company invested in a loan originated by our External Manager with a $2.1 million commitment made to a special purpose entity that is secured by land, which is subject to a 25-year ground lease to a community solar project, and by the equity interests in the borrower. The UPB and fair value of this loan, which bears interest at a fixed rate of 8.0% and matures in December 2022, was $1.3 million at March 31, 2020.

Table 2 provides financial information about the carrying value of the Company’s renewable energy investments at March 31, 2020 and December  31, 2019.

Table 2:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Equity investments in the Solar Ventures	$344,601	$289,123
Loan receivable	1,271	500
Total carrying value	$345,872	$289,623

The carrying value of the Company’s equity investments in the Solar Ventures increased  $55.5 million during the three months ended March 31, 2020 as a result of $51.0 million of net capital contributions made, which were sourced primarily from the $53.6 million repayment of the secured loan receivable from Hunt. Such increase was also driven in part by $4.5 million of equity in income in the Solar Ventures that was recognized during the three months of March 31, 2020.

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

Table 3:  Income Recognized from Renewable Energy Investments

	For the three months ended
	March 31,
(in thousands)	2020	2019
Equity in income from the Solar Ventures	$4,542	$3,720
Interest income	19	─
Net losses on loans	(9)	─
Total investment income	$4,552	$3,720

Equity in income from the Solar Ventures recognized by the Company in the first quarter of 2020 included its allocable share, or $4.0 million, of $9.0 million of net fair value losses that were recognized by the Solar Ventures related to its loan portfolio.  The Company generated an unlevered net return on investment from our renewable energy investments, as measured on an annualized twelve-month trailing basis, of 10.4% and 9.3% for the three months ended March 31, 2020 and March 31, 2019, respectively. These returns were measured by dividing total investment income from renewable energy investments by the average carrying value of renewable energy investments on a trailing four quarter basis.

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s renewable energy investments.

Leveraging our Renewable Energy Investments

On September 19, 2019, MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, entered into a $125.0 million (the “Facility Amount”) revolving credit agreement with various lenders. During the first quarter of 2020, the maximum Facility Amount was increased to $175.0 million and the committed amount of the revolving credit facility increased from $100.0 million to $120.0 million upon the joinder of an additional lender and an increase in commitment by one of the existing lenders.

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

At March 31, 2020, the UPB and carrying value of amounts borrowed under the revolving credit facility was $120.0 million and the Company recognized $1.3 million of related interest expense in the Consolidated Statements of Operations during the three months ended March 31, 2020.

The liquidity accessed by the Company through the revolving credit facility has increased the amount of capital invested in the Solar Ventures.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes.  DTAs are recognized if we assess that it is more likely than not that tax benefits, including NOLs and other tax attributes, will be realized prior to their expiration.

At March 31, 2020, the reported carrying value of the Company’s net DTA was $59.4 million. A valuation allowance was also maintained at such reporting date against the portion of our DTAs that correspond to federal and state NOL carryforwards that we expected will expire prior to utilization based upon our forecast of pretax book income.

Investments in Bonds

The Company has one unencumbered tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development (this investment is hereinafter referred to as our “Infrastructure Bond”). At March 31, 2020, the Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.9 million and $23.5 million, respectively.

At March 31, 2020, we also held one subordinate unencumbered tax-exempt multifamily bond investment with a UPB and fair value of $4.0 million and $6.1 million, respectively.

Real Estate-Related Investments

At March 31, 2020, we were an equity partner in a real estate-related investment with an 80% ownership interest in the SF Venture. The carrying value of this investment was $19.2 million at March 31, 2020.

At March 31, 2020, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”).  SAWHF is a multi-investor fund whose term matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2021.  The carrying value of the Company’s investment in SAWHF was $4.8 million at March 31, 2020.

At March 31, 2020, we also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia.  On January 15, 2020, the Company invested $5.9 million in additional land improvements that were capitalized, increasing the carrying value of our investment. As of March 31, 2020, the carrying value of this investment was $14.3 million.

Debt Obligations

At March 31, 2020, the Company’s nonrenewable energy debt obligations included the subordinated debt, notes payable and other debt used to finance the Company’s 11.85% ownership interest in SAWHF, and debt obligations to the Morrison Grove Management, LLC (“MGM”) principals.

The carrying value and weighted-average yield of the Company’s nonrenewable energy debt obligations was $103.7 million and 3.7%, respectively, at March 31, 2020. Refer to Table 9, “Debt,” for more information.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) decreased  $3.5 million in the first quarter of 2020 to $277.7 million at March 31, 2020.  This change was driven by $3.5 million of comprehensive loss.

Book Value per share decreased $0.61, or  1.3%, in the first quarter of 2020 to $47.82 at March 31, 2020.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) decreased $5.1 million in the first quarter of 2020 to $218.3 million at March 31, 2020. This change was driven by $4.2 million of Net loss from continuing operations before income taxes and $0.9 million of other decreases in Book Value.

Adjusted Book Value per share decreased $0.90, or 2.3%, in the first quarter of 2020 to $37.59 at March 31, 2020.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Loss

We recognized a  comprehensive loss of $3.5 million during the first quarter of 2020, which consisted of $3.1 million of net loss and $0.4 million of other comprehensive loss.  In comparison, we recognized $0.2 million of comprehensive loss in the quarter ended March 31, 2019, which consisted of $2.9 million of net income and $3.1 million of other comprehensive loss.

The $3.1 million net loss recognized in the first quarter of 2020 was primarily driven by $5.7  million of net fair value losses that were recognized in connection with derivative instruments and the Company’s interests in loans of the Solar Ventures. Refer to “Consolidated Results of Operations,” for more information.

Net loss from continuing operations before income taxes in the first quarter of 2020 was $4.2 million, or $0.73 per share, as compared to $2.9 million net income in the first quarter of 2019.

Other comprehensive loss of $0.4 million that we reported in the first quarter of 2020 was primarily attributable to net fair value losses that we recognized in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 4 provides Consolidated Balance Sheets for the periods presented.

Table 4:  Consolidated Balance Sheets

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2020	2019	Change
Assets
Cash and cash equivalents	$23,164	$8,555	$14,609
Restricted cash	7,009	4,250	2,759
Investments in debt securities	29,645	31,365	(1,720)
Investments in partnerships	368,598	316,677	51,921
Deferred tax assets, net	59,394	57,711	1,683
Loans held for investment	1,271	54,100	(52,829)
Other assets	18,991	12,984	6,007
Total assets	$508,072	$485,642	$22,430

Liabilities
Debt	$223,653	$201,816	$21,837
Accounts payable and accrued expenses	4,300	2,527	1,773
Other liabilities	2,450	174	2,276
Total liabilities	$230,403	$204,517	$25,886

Book Value: Basic and Diluted	$277,669	$281,125	$(3,456)

Less: Deferred tax assets, net	59,394	57,711	1,683
Adjusted Book Value: Basic and Diluted	$218,275	$223,414	$(5,139)

Common shares outstanding: Basic and Diluted	5,807	5,805	2

Book Value per common share: Basic and Diluted	$47.82	$48.43	$(0.61)

Adjusted Book Value per common share: Basic and Diluted	$37.59	$38.49	$(0.90)

Cash and cash equivalents increased primarily due to advances from the revolving credit facility.

Restricted cash increased primarily as a result of an increase in the amount of cash collateral that was posted to counterparties in connection with our interest rate hedging instruments.

Investments in debt securities decreased primarily due to the recognition of net fair value losses related to such investments in the first quarter of 2020 as credit spreads related to such investments widened during such reporting period.

Investments in partnerships increased primarily as a result of net capital contributions of $51.0 million that we made to the Solar Ventures and the recognition of $4.5 million of equity in income of our investees.

Deferred tax assets, net increased $1.7 million due to the recognition of a net loss in the first quarter of 2020.

Loans held for investment decreased primarily as a result of the repayment of the Company’s $53.6 million loan receivable from Hunt (the “Hunt Note”) on January 3, 2020.

Other Assets increased primarily as a result of $5.9 million of land improvement costs that were capitalized in connection with a real estate investment that is in process of development.

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

Net Income

Table 5 summarizes net income for the periods presented.

Table 5:  Net (Loss) Income

	For the three months ended
	March 31,
(in thousands)	2020	2019	Change
Net interest income	$559	$1,679	$(1,120)
Non-interest income
Equity in income from unconsolidated funds and ventures	4,148	3,976	172
Net (losses) gains	(1,720)	2,118	(3,838)
Other income	1	17	(16)
Other expenses
Other interest expense	(2,269)	(1,209)	(1,060)
Operating expenses	(4,968)	(3,679)	(1,289)
Net (loss) income from continuing operations before income taxes	(4,249)	2,902	(7,151)
Income tax benefit (expense)	1,191	(13)	1,204
Net loss from discontinued operations, net of tax	—	(7)	7
Net (loss) income	$(3,058)	$2,882	$(5,940)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds, loans and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the three months ended March 31, 2020, declined compared to that reported for the three months ended March 31, 2019, primarily due to the full repayment of the Hunt Note and the disposition and redemption of various bond-related investments throughout 2019.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 6 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 6:  Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended
	March 31,
(in thousands)	2020	2019	Change
Solar Ventures	$4,542	$3,720	$822
U.S. real estate partnerships	(586)	12	(598)
SAWHF	192	244	(52)
Equity in income from unconsolidated funds and ventures	$4,148	$3,976	$172

Equity in income from the Solar Ventures for the three months ended March 31, 2020, increased compared to that reported for the three months ended March 31, 2019, primarily as a result of a significant period-over-period increase in the volume of loans originated by the Solar Ventures, which drove net income of the Solar Ventures and the Company’s share thereof higher.  The amount of equity in income from the Solar Ventures recognized in the first quarter of 2020 included the Company’s allocable share, or $4.0 million, of $9.0 million of net fair value losses that were recognized by the Solar Ventures in connection with the funded portion of loan commitments. The fair value of the loan portfolio of the Solar Ventures decreased in the first quarter of 2020 as certain loan-related credit spreads widened due to deteriorating macro-economic conditions.

Equity in income from U.S. real estate partnerships for the three months ended March 31, 2020,  decreased compared to that reported for the three months ended March 31, 2019, primarily as a result of $0.6 million of net losses attributable to the Company from the SF Venture.

Equity in income from the Company’s equity investment in SAWHF for the three months ended March 31, 2020,  decreased compared to that reported for the three months ended March 31, 2019, primarily as a result of a decrease in net fair value gains that were recognized by SAWHF in connection with its real estate-related investments.

Net (Losses) Gains

Net (losses) gains may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

Net losses for the three months ended March 31, 2020,  increased compared to net gains reported for the three months ended March 31, 2019, primarily due to (i) nonrecurring gains of $3.6 million that were recognized in the first quarter of 2019 in connection with the sale or redemption of bond investments and (ii) a $0.3 million increase in net fair value losses related to derivative instruments that was driven by changes in reference interest and foreign exchange rates.

Other Interest Expense

Other interest expense for the three months ended March 31, 2020, increased compared to that reported for the three months ended March 31, 2019, primarily due to advances on the Company’s revolving credit facility.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 7 summarizes operating expenses for the periods presented.

Table 7:  Operating Expenses

	For the three months ended
	March 31,
(in thousands)	2020	2019	Change
External management fees and reimbursable expenses	$(2,760)	$(2,268)	$(492)
General and administrative	(359)	(314)	(45)
Professional fees	(709)	(967)	258
Other expenses	(1,140)	(130)	(1,010)
Total operating expenses	$(4,968)	$(3,679)	$(1,289)

Operating expenses for the three months ended March 31, 2020,  increased compared to that reported for the three months ended March 31, 2019, primarily due to (i) $1.1 million of losses recognized in the first quarter of 2020 in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars for reporting purposes as the rand weakened against the U.S. dollar in the first quarter of 2020 and (ii) an increase in the amount of compensation-related expense reimbursements that were payable to the External Manager.

Income Tax Benefit (Expense)

The Company recognized a $1.2 million income tax benefit for the three months ended March 31, 2020, as compared to income tax expense reported for the three months ended March 31, 2019, primarily due to the recognition of a net loss from operations in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets and other general business needs. Our sources of liquidity include: (i) cash and cash equivalents; (ii) cash flows from operating activities; (iii) cash flows from investing activities; and (iv) cash flows from financing activities.

Summary of Cash Flows

Table 8 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented.  At  March 31, 2020 and March 31, 2019,  $7.0 million and $5.7 million, respectively, of amounts presented below represented restricted cash.

Table 8:  Net Increase in Cash, Cash Equivalents and Restricted Cash

For the three months ended
(in thousands)	March 31, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	3,414
Investing activities	(8,817)
Financing activities	22,771
Net increase in cash, cash equivalents and restricted cash	17,368
Cash, cash equivalents and restricted cash at end of period	$30,173

For the three months ended
(in thousands)	March 31, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash (used in) provided by:
Operating activities	(649)
Investing activities	2,409
Financing activities	(1,197)
Net increase in cash, cash equivalents and restricted cash	563
Cash, cash equivalents and restricted cash at end of period	$34,441

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments,  and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the three months ended March 31, 2020 increased  $4.1 million compared to such net cash flows during the three months ended March 31, 2019. This net increase was primarily driven by a $4.9 million increase in distributions received from the Company’s investment in partnerships that related to the Solar Ventures. The impact of this increase was partially offset by (i) a $0.5 million increase in interest expense primarily attributable to the Company’s revolving credit facility and (ii) a decline in net cash flows from bond-related investments given the disposition and redemption of various bond investments and termination of TRS agreements in 2019.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the three months ended March 31, 2020 increased $11.2 million compared to such net cash flows during the three months ended March 31, 2019. This net increase was primarily driven by (i) a $31.0 million increase in capital contributions made to the Solar Ventures and (ii) a $23.0 million decrease in capital distributions received from the Company’s investments in partnerships that primarily related to its investments in the Solar Ventures. The impact of these items was partially offset by a $45.0 million increase in net principal payments and bond-related sales proceeds received on bonds and loans held for investment primarily due to the full repayment of the $53.6 million Hunt Note during the first quarter of 2020.

Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2020 increased $24.0 million compared to such net cash flows during the three months ended March 31, 2019. This increase was primarily attributable to $25.5 million of net advances from the revolving credit facility. The impact of this increase was partially offset by $0.5 million of debt issuance costs incurred in connection with the increased capacity of the revolving credit facility during the first quarter of 2020.

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

Table 9 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2020 and December 31, 2019.

Table 9:  Debt

	At		At
	March 31, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$94,923	3.1%	$95,488	3.2%
Revolving credit facility debt obligations	120,000	5.3	94,500	5.6
Notes payable and other debt	8,730	9.7	8,328	13.0
Asset related debt	─	─	3,500	5.0
Total debt	$223,653	4.5%	$201,816	4.8%

(1)

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

Subordinated Debt

At March 31, 2020 and December 31, 2019, the Company had subordinated debt obligations that had a total UPB of $87.6 million and $88.0 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At  March 31, 2020 the weighted average interest rate on the outstanding debt was 3.8%.

Revolving Credit Facility Debt Obligations

At March 31, 2020,  a wholly owned subsidiary of the Company had borrowed the full committed amount of $120.0 million from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at March 31, 2020 was 4.3%.

Notes Payable and Other Debt

At March 31, 2020 and December 31, 2019,  the Company had notes payable and other debt with a UPB of $8.8 million and $8.4 million, respectively.

At March 31, 2020 and December 31, 2019, $4.2 million and $6.8 million, respectively, of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, amortizes over its contractual life, is due to mature on September 8, 2020, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%, which at March 31, 2020 was 11.6%.

At March 31, 2020 and December 31, 2019, $4.5 million and $1.5 million, respectively, of the notes payable and other debt relates to debt obligations to the MGM principals. This debt bears interest at 5.0%. The $3.0 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Non-bond Related Debt

At December 31, 2019, the Company had a debt obligation to MGM principals with a UPB of $3.5 million. Upon the full redemption of the Hunt Note on January 3, 2020, this asset related debt obligation to the MGM principals was reclassified to notes payable and other debt.

Covenant Compliance

At March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At March 31, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures.  Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At March 31, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary of REL had unfunded loan commitments of $0.8 million and $1.6 million, respectively.  Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”)” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

The Company’s 2019 share repurchase program expired on December 31, 2019.

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

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s NOLs.  In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015.  The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan.  Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines that the plan is no longer needed, whichever comes first. The Board has asked shareholders for an advisory vote to ratify its decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing the limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At March 31, 2020, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company.  On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchase. As a result of the Board’s action, purchases made by Mr. Falcone up to the authorized 7,500 common shares would not be a triggering event for purposes of the Rights Plan if purchased prior to December 31, 2020.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions.  Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board.  See Part I, Item 1A. “Risk Factors” in our 2019 Annual Report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods.  We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These policies govern:

•	Income taxes;
•	fair value measurement of financial instruments; and
•	consolidation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2019 Annual Report for a discussion of these critical accounting policies and estimates.

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

Table 10 provides reconciliations of the non-GAAP financial measures that are included in this Report to the most directly comparable GAAP financial measures.

Table 10:  Non-GAAP Reconciliations

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2020	2019
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$277,669	$281,125
Less: DTAs, net	59,394	57,711
Adjusted Book Value	$218,275	$223,414

Common shares outstanding	5,807	5,805

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$47.82	$48.43
Less: DTAs, net per common share	10.23	9.94
Adjusted Book Value per common share	$37.59	$38.49

Item 1.  Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$23,164	$8,555
Restricted cash	7,009	4,250
Investments in debt securities	29,645	31,365
Investments in partnerships (includes $349,362 and $296,855 pledged as collateral at March 31, 2020 and December 31, 2019, respectively)	368,598	316,677
Deferred tax assets, net	59,394	57,711
Loans held for investment (includes zero and $53,600 of related party loans at March 31, 2020 and December 31, 2019)	1,271	54,100
Other assets	18,991	12,984
Total assets	$508,072	$485,642

LIABILITIES AND EQUITY
Debt	$223,653	$201,816
Accounts payable and accrued expenses	4,300	2,527
Other liabilities	2,450	174
Total liabilities	230,403	204,517

Commitments and contingencies (see Note 10)	─	─

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	─	─
Common shares, no par value, 50,000,000 shares are authorized (5,702,423 and 5,701,946 shares issued and outstanding and 104,916 and 103,069 non-employee directors' deferred shares issued at March 31, 2020 and December 31, 2019, respectively)	270,489	273,492
Accumulated other comprehensive income ("AOCI")	7,180	7,633
Total shareholders’ equity	277,669	281,125
Total liabilities and equity	$508,072	$485,642

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2020	2019
Interest income
Interest on bonds	$468	$1,043
Interest on loans and short-term investments	91	935
Total interest income	559	1,978
Asset related interest expense
Bond related debt	─	237
Non-bond related debt	─	62
Total interest expense	─	299
Net interest income	559	1,679

Non-interest income
Equity in income from unconsolidated funds and ventures	4,148	3,976
Net gains on bonds	─	3,571
Net losses on derivatives	(1,711)	(1,442)
Net losses on loans and extinguishment of liabilities	(9)	(11)
Other income	1	17
Non-interest income	2,429	6,111

Other expenses
Interest expense	2,269	1,209
External management fees and reimbursable expenses	2,760	2,268
General and administrative	359	314
Professional fees	709	967
Other expenses	1,140	130
Total other expenses	7,237	4,888

Net (loss) income from continuing operations before income taxes	(4,249)	2,902
Income tax benefit (expense)	1,191	(13)
Net (loss) income from continuing operations	(3,058)	2,889
Net loss from discontinued operations, net of tax	─	(7)
Net (loss) income	$(3,058)	$2,882

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended
	March 31,
	2020	2019
Basic and diluted income per common share:
(Loss) income from continuing operations	$(0.53)	$0.49
Loss from discontinued operations	─	─
(Loss) income per common share	$(0.53)	$0.49

Weighted-average common shares outstanding:
Basic and diluted	5,804	5,882

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2020	2019
Net (loss) income	$(3,058)	$2,882

Other comprehensive loss
Bond related changes:
Net unrealized (losses) gains	(1,763)	406
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	─	(3,571)
Income tax benefit	484	─
Net change in other comprehensive loss due to bonds, net of taxes	(1,279)	(3,165)
Foreign currency translation adjustment	826	25
Other comprehensive loss	(453)	(3,140)

Comprehensive loss	$(3,511)	$(258)

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the three months ended March 31, 2020
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2020	5,805	$273,492	$7,633	$281,125
Net loss	─	(3,058)	─	(3,058)
Other comprehensive loss	─	─	(453)	(453)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	96	─	96
Common share repurchases	(1)	(41)	─	(41)
Balance, March 31, 2020	5,807	270,489	7,180	277,669

	For the three months ended March 31, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	─	2,882	─	2,882
Other comprehensive loss	─	─	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	─	82
Cumulative change due to change in accounting principle	─	(267)	─	(267)
Balance, March 31, 2019	5,884	177,910	34,557	212,467

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(3,058)	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Net equity in income from investments in partnerships	(4,148)	(3,976)
Net gains on bonds	─	(3,571)
Net losses on derivatives	1,736	1,923
Net losses on loans and extinguishment of liabilities	9	11
Current and deferred federal income tax (benefit) expense	(1,183)	50
Distributions received from investments in partnerships	6,564	1,615
Depreciation and amortization	122	(96)
Foreign currency losses	1,140	44
Stock-based compensation expense	96	82
Other, net	2,136	387
Net cash provided by (used in) operating activities	3,414	(649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $53,600 and zero from a related party)	53,600	8,640
Advances on and originations of loans held for investment	(702)	─
Investments in partnerships and real estate	(88,939)	(56,447)
Capital distributions received from investments in partnerships	27,224	50,216
Net cash (used in) provided by investing activities	(8,817)	2,409
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	79,500	─
Repayment of borrowings	(56,236)	(1,197)
Debt issuance costs	(452)	─
Repurchase of common shares	(41)	─
Net cash provided by (used in) financing activities	22,771	(1,197)
Net decrease in cash, cash equivalents and restricted cash	17,368	563
Cash, cash equivalents and restricted cash at beginning of period	12,805	33,878
Cash, cash equivalents and restricted cash at end of period	$30,173	$34,441

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,118	$1,593
Income taxes paid	─	─

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	(453)	(3,140)
Debt and liabilities extinguished through sales and collections on bonds	─	7,624
Decrease in investments in debt securities and common shareholders' equity due to change in accounting principle	─	266

	At	At
	March 31,	March 31,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,164	$28,773
Restricted cash	7,009	5,668
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$30,173	$34,441

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects and infrastructure. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019, and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S”). We believe that we are well positioned to take advantage of these investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

We operate as a single reporting segment.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company evaluates subsequent events through the date of filing with the U.S. Securities and Exchange Commission (“SEC”).

Changes in Presentation

We have made certain reclassifications to prior year financial statements in order to enhance their comparability with current year financial statements.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies, and revenues and expenses. Management made estimates in certain areas, including the determination of the Company’s valuation allowance established against its DTAs as well as in the fair value measurement of bonds and derivative instruments. Actual results could differ materially from these estimates.

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

Accounting Guidance

Adoption of Accounting Standards

Accounting for Financial Instruments

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance amends the amortization period for certain callable debt securities held at a premium, shortening the period to the earliest call date. We adopted this new guidance on its effective date of January 1, 2019. Upon adoption of this guidance, the Company assessed that certain of our bond investments were being held at a premium resulting in a reduction in amortization periods used for interest income recognition. Accordingly, during the first quarter of 2019, the Company recognized a cumulative effect adjustment of $0.3 million charge to retained earnings.

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

Accounting for Financial Instruments – Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance eliminates certain disclosure requirements for fair value measurements, requires public entities to disclose certain new information and modifies some disclosure requirements. We adopted this guidance on its effective date of January 1, 2020. The adoption of this guidance did not impact the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

Accounting for Financial Instruments – Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is elective and is provided for contract modifications that meet certain Codification topics and subtopics. The optional amendment of this new guidance is effective March 12, 2020 through December 31, 2022. We did not make any elections provided by this new guidance and, therefore, the adoption of these accounting principles did not impact the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

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

In February 2020, the FASB issued ASU No. 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update).” This guidance updates certain SEC guidance in the Codification for the issuance of SEC Staff Accounting Bulletin 119 and effective date related to the leases standard. This new guidance is effective upon issuance on February 6, 2020. However, because the Company is a smaller reporting company the ASU will become effective for the Company on January 1, 2023. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

Accounting for Financial Instruments – General

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This guidance amends certain topics including fair value option disclosures and credit losses. This guidance is effective upon issuance on March 9, 2020 for some topics and on January 1, 2023 for topics relating to credit loss. The adoption of this guidance that is effective upon issuance did not impact the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows. For those aspects of the new guidance that are not effective until January 1, 2023, we are evaluating the potential impact of the new guidance on our consolidated financial statements.

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

Note 2—Investments in Debt Securities

At March 31, 2020 and December 31, 2019, the Company’s investments in debt securities consist of one subordinate multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is either a first mortgage or a subordinate mortgage on the underlying property. The Company’s non-amortizing subordinated cash flow bond principal is due in full on November 2044.

The Company’s infrastructure bond financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”). At March 31, 2020, the Company’s Infrastructure Bond amortizes on a scheduled basis and has a stated maturity date of December 2048.

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,885	$20,840	$2,691	$23,531	88%
Multifamily tax-exempt bonds	4,000	─	6,114	6,114	153%
Total	$30,885	$20,840	$8,805	$29,645	96%

	At
	December 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,885	$20,797	$4,542	$25,339	94%
Multifamily tax-exempt bonds	4,000	─	6,026	6,026	151%
Total	$30,885	$20,797	$10,568	$31,365	102%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $1.7 million decrease in the reported fair value of the Company’s investments in debt securities for the three months ended March 31, 2020.

Nonaccrual Bonds

At March 31, 2020 and December 31, 2019, the Company had no bonds that were on nonaccrual status.

Interest income on bonds that was recognized on a cash basis for the three months ended March 31, 2019 was $0.1 million.

Interest income not recognized on bond investments that were on nonaccrual status for the three months ended March 31, 2019 was $0.1 million.

Bond Sales and Redemptions

There were no sales or redemption in full of investments in bonds during the three months ended March 31, 2020.

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $8.6 million for the three months ended March 31, 2019.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended
	March 31,
(in thousands)	2020		2019
Gains recognized at time of sale or redemption	$	─	$3,571

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Investment in Solar Ventures	$344,601	$289,123
Investments in U.S. real estate partnerships	19,236	19,822
Investment in South Africa Workforce Housing Fund ("SAWHF")	4,761	7,732
Total investments in partnerships	$368,598	$316,677

Investments Related to the Solar Ventures

At March 31, 2020, the Company held 44.5%, 50.0%, 44.5% and 100% equity interests in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”) and Renewable Energy Lending, LLC (“REL”), respectively (collectively referred to as the “Solar Ventures”).

At March 31, 2020, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $231.1 million, zero and $113.5 million, respectively. None of these investees were assessed to constitute a Variable Interest Entity (“VIE”) and the Company accounts for all of these investments using the equity method of accounting. At March 31, 2020, these joint ventures had $434.2 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and idle capital. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members would be required.

During the three months ended March 31, 2020, the Company and its capital partner in SDL and SCL executed various non-pro rata funding agreements pursuant to which our capital partner in SDL contributed in total $36.5 million of $83.0 million in capital calls and our capital partner in SCL contributed in total $61.0 million of $97.5 million in capital calls, while the Company contributed the balance. In addition, our capital partner in SDL and SCL received distributions of $32.0 million and $37.5 million, respectively, while the Company received $15.0 million and $10.5 million, respectively. As a consequence of these non-pro rata capital contributions and distributions during the first quarter of 2020, our ownership interest in these ventures increased in percentage terms from December 31, 2019.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. For the three months ended March 31, 2020 and March 31, 2019, the amortization expense related to the Company’s basis difference was $0.2 million. At March 31, 2020 and December 31, 2019, the unamortized balance of the Company’s basis difference was $2.9 million and $3.1 million, respectively.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	March 31,	December 31,
	2020	2019
(in thousands)
Total assets (1)	$781,734	$706,792
Other liabilities (2)	14,360	22,135

(1)	Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)	Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income of all renewable energy related investees in which the Company had an equity method investment:

	For the three months ended
	March 31,
(in thousands)	2020	2019
Gross revenue	$21,821	$10,334
Operating expenses	2,021	1,894
Net income and net income attributable to the entities (1)	10,825	8,492

(1)	Net income includes $9.0 million net fair value loan losses and $0.1 million of net fair value loan gains recognized as of March 31, 2020 and March 31, 2019, respectively.

Investments in U.S. Real Estate Partnerships

At March 31, 2020, the $19.2 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). The Company has the right to a preferred return on its unreturned capital contributions, as well as the right to share in excess cash flows of the real estate venture. As of March 31, 2020, the Company held an 80% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2020	2019
(in thousands)
Total assets	$51,237	$51,718
Debt	6,657	6,426
Other liabilities	20,536	20,493

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2020	2019
Gross revenue	$642	$664
Operating expenses	715	470
Net loss and net loss attributable to the entities	(755)	(879)

Refer to Note 10, “Commitments and Contingencies,” for more information about risks and uncertainties that existed at March 31, 2020, that could significantly affect the amounts reported in the near term related to the Company’s equity investment in the SF Venture.

Investment in SAWHF

At March 31, 2020, the carrying value of the Company’s 11.85% equity investment in SAWHF was $4.8 million, which reflects a $3.0 million decline from December 31, 2019 due to investment dispositions and foreign currency translation losses due to the weakening of the rand against the U.S. dollar in the first quarter of 2020. The SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	March 31,	December 31,
	2020	2019
(in thousands)
Total assets	$32,890	$56,356
Other liabilities	339	130

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended
	March 31,
(in thousands)	2020	2019
Gross revenue	$1,112	$199
Operating expenses	491	331
Net income and net income attributable to the entity	76	2,034

Note 4—Loans Held for Investment (“HFI”)

We report the carrying value of HFI loans at their UPB, net of unamortized premiums, discounts and other cost basis adjustments and related allowances for loan losses, except in instances where we have elected the fair value option as further discussed below.

The following table provides information about the UPB and fair value adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
UPB	$1,280	$54,100
Fair value adjustments	(9)	─
Loans HFI, net	$1,271	$54,100

On January 3, 2020, the entire $53.6 million UPB of the Hunt Note was fully repaid. At March 31, 2020 and December 31, 2019, the Company had one and two HFI loans, respectively, that had a combined UPB and fair value of $1.3 million and $54.1 million, respectively.

The Company elected the fair value option for one of its HFI loans that had a UPB and fair value of $1.3 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively. The fair value option was elected upon its recognition so as to minimize certain operational challenges associated with accounting for this loan.

At March 31, 2020 and December 31, 2019, the Company had no HFI loans that were on nonaccrual status or that were past due in scheduled principal or interest payments and still accruing interest.

Unfunded Loan Commitments

At March 31, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary of REL, had $0.8 million and $1.6 million, respectively, of unfunded loan commitments.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Other assets:
Real estate owned	$14,341	$8,397
Debt issue costs	2,879	2,675
Derivative assets	924	597
Accrued interest receivable	612	853
Other assets	235	462
Total other assets	$18,991	$12,984

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Land improvements	$11,722	$5,778
Land	2,619	2,619
Total	$14,341	$8,397

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first quarter of 2020, the Company invested $5.9 million in additional land improvements that were capitalized as part of our investment balance. Since the asset has not been placed in service, no depreciation expense was recognized in connection with this land investment for the three months ended March 31, 2020 and March 31, 2019, nor were any impairment losses recognized by the Company during these periods in connection with REO.

Debt Issuance Costs

During the first quarter of 2020, the Company incurred, but deferred in the Consolidated Balance Sheets, $0.5 million of additional debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These additional costs were due to the joinder of an additional lender and an increase in commitment by one of the existing lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility. During the three months ended March 31, 2020, the Company recognized $0.2 million of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At March 31, 2020 and December 31, 2019, the unamortized balance of debt issuance costs was $2.9 million and $2.7 million, respectively. See Note 6, “Debt,” for more information.

Derivative Assets

At March 31, 2020 and December 31, 2019, the Company recognized $0.9 million and $0.6 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2020 and December 31, 2019:

	At			At
	March 31, 2020			December 31, 2019
		Wtd. Avg.			Wtd. Avg.
		Effective			Effective
	Carrying	Interest		Carrying	Interest
(dollars in thousands)	Value (3)	Rate (3)		Value (3)	Rate (3)
Other Debt
Subordinated debt (1)
Due within one year	2,206	3.1		2,212	3.2
Due after one year	92,717	3.1		93,276	3.2
Revolving credit facility debt obligations
Due within one year	─	─		─	─
Due after one year	120,000	5.3		94,500	5.6
Notes payable and other debt (2)
Due within one year	4,430	14.3		6,828	14.7
Due after one year	4,300	5.0		1,500	5.0

Total other debt	223,653	4.5		198,316	4.8

Asset Related Debt
Notes Payable and Other Debt
Non-bond related debt
Due within one year	$ ─	─	%	$650	5.0%
Due after one year	─	─		2,850	5.0

Total asset related debt	─	─		3,500	5.0

Total debt	$223,653	4.5		$201,816	4.8

(1)

The subordinated debt balances include net cost basis adjustments of $7.3 million and $7.4 million at March 31, 2020 and December 31, 2019, respectively, that pertain to premiums and debt issuance costs.

(2)	Included in Other Debt – notes payable and other debt were unamortized debt issue costs of $0.1 million at December 31, 2019. The balance at March 31, 2020 was de minimis.
(3)

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

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March 31, 2020:

Asset Related Debt
(in thousands)	and Other Debt
2020	$5,733
2021	1,913
2022	121,879
2023	1,846
2024	1,813
Thereafter	83,197
Net premium and debt issue costs	7,272
Total debt	$223,653

At March 31, 2020, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at March 31, 2020:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,869	$2,229	$28,098	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,523	2,034	25,557	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,559	1,084	14,643	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,654	1,971	26,625	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$87,605	$7,318	$94,923

(1)	The subordinated principal amortizes 2.0% per annum.

Revolving Credit Facility Debt Obligations

On September 19, 2019, MEH entered into a $125.0 million (the “Facility Amount”) revolving credit agreement with various lenders. During the first quarter of 2020, the maximum Facility Amount increased to $175.0 million and the committed amount of the revolving credit facility increased from $100.0 million to $120.0 million upon the joinder of an additional lender and an increase in commitment by one of the existing lenders.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At March 31, 2020, the LIBOR base rate plus the fixed spread was 4.3%. At March 31, 2020, the weighted-average effective interest rate of the Company’s obligation was 5.3%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At March 31, 2020, the UPB and carrying value of amounts borrowed from the revolving credit facility was $120.0 million. The Company recognized $1.3 million of related interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2020.

Notes Payable and Other Debt

At March 31, 2020, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $4.3 million and $4.2 million, respectively. This debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At March 31, 2020, the JIBAR base rate was 6.48%, while the weighted-average effective interest rate of the Company’s debt obligation that was used to finance its ownership in SAWHF was 14.7%.

At March 31, 2020, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC (“MGM”) principals was $4.5 million. This debt bears interest at 5.0%. The $3.0 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

Non-bond Related Debt

During the first quarter of 2020, this $3.5 million debt obligation to MGM was reclassified to Other Debt upon the full repayment of the Hunt Note.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2020 and December 31, 2019.

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

Derivative instruments that are recognized in the Consolidated Balance Sheets are measured on a fair value basis. Because the Company does not designate any of its derivative instruments as fair value or cash flow hedges, changes in fair value of these instruments are recognized in the Consolidated Statements of Operations as a component of “Net losses on derivatives.”  Derivative assets are presented in the Consolidated Balance Sheets as a component of “Other assets” and derivative liabilities are presented in the Consolidated Balance Sheets as a component of “Other liabilities.”

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At			At
	March 31, 2020			December 31, 2019
(in thousands)	Assets		Liabilities	Assets	Liabilities
Basis swaps	$	─	$750	$318	$	─
Interest rate caps		91	─	227		─
Interest rate swaps		─	1,562	52		─
Foreign currency forward exchange		833	─	─		117
Total carrying value of derivative instruments		$924	$2,312	$597		$117

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2020	2019
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	3,677	4,685
Total notional amount of derivative instruments	$108,677	$109,685

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the three months ended
	March 31,
(in thousands)	2020		2019
Total return swaps (1)	$	─	$(4)
Basis swaps (2)		(1,079)	(73)
Interest rate caps		(136)	(477)
Interest rate swaps (3)		(1,578)	(881)
Foreign currency forward exchange		1,082	(7)
Total net losses of derivative instruments		$(1,711)	$(1,442)

(1)

The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million for the three months ended March 31, 2019.

(2)

The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. The net cash received was de minimis for the three months ended March 31, 2020 and March 31, 2019.

(3)

The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was de minimis for the three months ended March 31, 2020, while the net cash received was $0.1 million for the three months ended March 31, 2019, respectively.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	March 31,	Fair Value Measurements
(in thousands)	2020	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$29,645	$	─	$	─		$29,645
Loans held for investment	1,271		─		─		1,271
Derivative instruments	924		─		924		─

Liabilities:
Derivative instruments	$2,312	$	─		$2,312	$	─

	At
	December 31,	Fair Value Measurements
(in thousands)	2019	Level 1		Level 2		Level 3
Assets:
Investments in debt securities	$31,365	$	─	$	─		$31,365
Loans held for investment	500		─		─		500
Derivative instruments	597		─		597		─

Liabilities:
Derivative instruments	$117	$	─		$117	$	─

Changes in Fair Value

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2020:

	Investments
	in Debt	Loans Held for
(in thousands)	Securities	Investment
Balance, January 1, 2020	$31,365	$500
Net losses included in earnings (1)	─	(9)
Net change in AOCI (2)	(1,763)	─
Impact from loan originations / advances	─	780
Impact from settlements (3)	43	─
Balance, March 31, 2020	$29,645	$1,271

(1)

This amount represents $9 thousand of unrealized losses recognized during this reporting period in connection with the Company’s loan investment held at March 31, 2020. This amount is classified as “net losses on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations.

(2)	This amount represents $1.8 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	─	(152)
Net change in AOCI (1)	(3,165)	─
Impact from sales or redemptions	(12,590)	─
Impact from settlements (2)	(333)	(202)
Balance, March 31, 2019	$81,102	$776

(1)

This amount represents the reclassification into the Consolidated Statements of Operations of $3.6 million of net fair value gains related to bonds that were sold or redeemed during this reporting period. This decline was partially offset by $0.4 million of net unrealized holding gains recognized during the period in connection with the Company’s bond investments.

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

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2019, related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at March 31, 2019	$ ─	$(72)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	─	(80)
Additional realized gains recognized	3,571	148
Total net gains (losses) reported in earnings	$3,571	$(4)

(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net losses on derivatives” in the Company’s Consolidated Statements of Operations.

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

	Fair Value Measurement at March 31, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$23,531	Discounted cash flow	Market yield	7.8%	N/A
Multifamily tax-exempt bonds
Subordinated cash flow	6,114	Discounted cash flow	Market yield	7.2	N/A
			Capitalization rate	6.2	N/A
Loans held for investment	1,271	Discounted cash flow	Market yield	8.4	N/A

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

	Fair Value Measurement at December 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$25,339	Discounted cash flow	Market yield	7.0%	N/A
Multifamily tax-exempt bonds
Subordinated cash flow	6,026	Discounted cash flow	Market yield	7.3	N/A
			Capitalization rate	6.2	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (50% weighting factor)	0.7	N/A
			• Bid price (50% weighting factor)	$16,611	N/A
Loans held for investment	500	Discounted cash flow	Market yield	8.0	8.0%

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

Nonrecurring Changes in Fair Value

There were no nonrecurring fair value adjustments recorded for the three months ended March 31, 2020 and March 31, 2019.

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

	At
	March 31, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$23,164	$23,164	$	─	$	─
Restricted cash	7,009	7,009		─		─

Liabilities:
Notes payable and other debt - non-bond related	8,730	─		─		7,304
Revolving credit facility obligations	120,000	─		─		120,000
Subordinated debt issued by MFH	94,923	─		─		30,773

	At
	December 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$8,555	$8,555	$	─	$	─
Restricted cash	4,250	4,250		─		─
Loans held for investment	53,600	─		─		54,276

Liabilities:
Notes payable and other debt - non-bond related	11,828	─		─		10,888
Revolving credit facility obligations	94,500	─		─		94,500
Subordinated debt issued by MFH	95,488	─		─		46,934

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 15.6% and 11.7% at March 31, 2020 and December 31, 2019, respectively. As outlined in the table above, at March 31, 2020, the aggregate fair value was measured at $30.8 million. At March 31, 2020, the measured fair value of this debt would have been $39.0 million and $25.2 million had its market yield been 12.1% and 19.1%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at March 31, 2020 and December 31, 2019:

	At
	March 31, 2020
			Total
	Restricted	Investments in	Assets
(in thousands)	Cash	Partnerships	Pledged
Debt related to the revolving credit facility	$1,726	$344,601	$346,327
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	4,761	6,135
Interest rate swaps	3,901	─	3,901
Other	8	─	8
Total	$7,009	$349,362	$356,371

	At
	December 31, 2019
			Total
	Restricted	Investments in	Assets
(in thousands)	Cash	Partnerships	Pledged
Debt related to the revolving credit facility	$1,070	$289,123	$290,193
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,369	7,732	9,101
Interest rate swaps	1,803	─	1,803
Other	8	─	8
Total	$4,250	$296,855	$301,105

Note 10—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at March 31, 2020.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. These legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At March 31, 2020, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Other Risks and Uncertainties

With respect to the equity investment in the SF Venture, the downturn in the economy that stems from the coronavirus pandemic (“COVID-19”) is expected to reduce the underlying real estate value. In this regard, we anticipate that we will continue to recognize equity in losses from the SF Venture related to our equity investment and that such losses may increase, possibly significantly, as the SF Venture consists of hotel tenants, retail tenants and undeveloped land parcels. However, the severity and duration of expected losses cannot be currently quantified due to uncertainty about the duration of COVID-19. Nonetheless, we believe that it is reasonably possible that, within the next 12 months, a loss that is material to the Company’s financial statements could be recognized due to the residual economic effects of the measures taken to combat COVID-19, which could weigh on the performance of the development and underlying real estate value. However, the exact timing and amount of loss recognition is based upon future circumstances and, therefore, cannot be predicted at this time.

With respect to recognized DTA, the Company’s assessment of the likelihood of realizing tax benefits related to DTAs recognized in the fourth quarter of 2019 did not change in the first quarter of 2020. That is, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at March 31, 2020. Consequently, the Company did not make an adjustment in the first quarter to the carrying value of DTAs that were recognized at December 31, 2019. Nonetheless, given such uncertainty, we believe it is reasonably possible that, within the next 12 months, a reduction to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of March 31, 2020, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of March 31, 2020, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net (loss) income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2020	2019
Net (loss) income from continuing operations	$(3,058)	$2,889
Net loss from discontinued operations	─	(7)
Net (loss) income	$(3,058)	$2,882

Basic and diluted weighted-average shares (1)	5,804	5,882

(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

Common Shares

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”). In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines the plan is no longer required, whichever comes first. The Board has asked shareholders for an advisory vote to ratify its decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing this limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12‑month period without causing a triggering event.

At March 31, 2020, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchases. As a result of the Board’s action, purchases made by Mr. Falcone up to the authorized 7,500 common shares would not be a triggering event for purposes of the Rights Plan if purchased prior to December 31, 2020.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended March 31, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(1,763)	826	(937)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	─	─	─
Income tax benefit	484	─	484
Net change in AOCI	(1,279)	826	(453)
Balance, March 31, 2020	$6,387	$793	$7,180

The following table provides information related to the net change in AOCI for the three months ended March 31, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains	406	25	431
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(3,571)	─	(3,571)
Net change in AOCI	(3,165)	25	(3,140)
Balance, March 31, 2019	$34,460	$97	$34,557

Note 12—Stock-Based Compensation

On January 8, 2018, the Company engaged the External Manager through the execution of a management agreement with the External Manager (the “Management Agreement”) to externally manage the Company’s operations. In connection therewith, all employees of the Company were hired by the External Manager. The Company has stock-based compensation plans (“Plans”) for non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plans”) and stock-based incentive compensation plans for employees (“Employees’ Stock-Based Compensation Plans”).

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2020	2019
Non-employee Directors’ Stock-Based Compensation Plans	$194	$164

Employees’ Stock-Based Compensation Plans

At March 31, 2020, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 380,536 were available to be issued at March 31, 2020. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2020 and March 31, 2019. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
March 31, 2020	(1)	$96,875	1,777	1,847	$26.73	─	$193,750
March 31, 2019		81,875	560	2,060	31.26	─	163,750

(1)	During the first quarter of 2020, the Board approved the addition of two independent directors.

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

For the three months ended March 31, 2020 and March 31, 2019, no incentive fee was earned by our External Manager. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized $2.8 million and $2.3 million, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At March 31, 2020 and December 31, 2019, $2.8 million and $1.2 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

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

Interest income recognized during the three months ended March 31, 2020 was de minimis, while during the three months ended March 31, 2019, the Company recognized $0.8 million of interest income associated with this note receivable in the Consolidated Statements of Operations. There was no accrued interest payable by Hunt at March 31, 2020. At December 31, 2019, $0.7 million of accrued interest was payable by Hunt.

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest in SDL that pertained to an investment in a specific loan for $11.3 million, which represents the price that was projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party was invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may have been required to be made by one party to the other depending upon the actual IRR achieved by each party on the investment. Due to continuing involvement by Hunt as the transferor, the transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. On December 20, 2019, the Company and Hunt terminated all obligations relating to the post-purchase true-up payment and, as a result, the Company derecognized this loan receivable and increased its investment in partnership in SDL.

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

Note 14—Segment Information

At March 31, 2020 and December 31, 2019, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

We are supplementing the risk factors described under Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report with the additional risk factor set forth below. This additional risk factor supplements, and to the extent inconsistent, supersedes such risk factors.

The novel coronavirus (“COVID-19”) and actions taken to mitigate its spread and economic impact,  or other outbreak of disease or similar public health threat, could adversely impact or cause disruption of our financial condition and results of operations.

The potential impact and duration of the COVID-19 pandemic and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, travel restrictions and “shelter in place” orders, have led to significant volatility and negative pressure in financial markets, increases in unemployment and reductions in consumer and business spending.

We believe that our ability to operate and our level of business activity has been and is likely to continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic, and that such impacts could have a material adverse effect on our business, financial condition and results of operations.  Factors that may adversely impact our financial condition and results of operations related to COVID-19, or potentially another pandemic, include the following:

•

the availability of permanent loans, tax credit equity and other monetization events that are the primary sources of repayment of loans made by the Solar Ventures may be limited, which could lead to impairment of loans made by the Solar Ventures and we may lose some or all of our investment;

•

the value of renewable energy infrastructure projects that secure loans made by the Solar Ventures could decline, which would negatively impact the value of loans made by the Solar Ventures, potentially permanently and materially;

•

the disruption in the credit markets could cause a lack of opportunity for future loans through a reduced pipeline of loans for investment by the Solar Ventures. Additionally, if the Company is unable to fund its share of capital contributions to the Solar Ventures as a result of an inability to access the debt and equity capital markets, or our capital partner becomes unwilling or unable to continue to contribute its share of capital to the Solar Ventures, which could cause the Solar Ventures to default on their lending commitments to their borrowers, which would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation;

•

if we are unable to access the debt or equity capital markets in order to satisfy financial obligations to our capital partner under various non-pro rata funding agreements, our capital partner may have the right to either (i) cause the Solar Ventures to make special distributions disproportionately to it (without distribution to us) of net cash flow from any capital transactions (subject to limitations provided in such non-pro rata funding agreements) or (ii) enter into a mutually agreeable definitive amendment (to be negotiated in good faith) to the relevant operating agreements of the Solar Ventures reflecting the majority funding position of the Company’s capital partner;

•

construction or development of renewable energy projects that are being or could be financed through loans made by the Company or Solar Ventures may be unable to proceed on a timely basis or at all due to, among other things, government mandated restrictions or moratoriums on construction or the inability to source the necessary construction personnel, equipment or parts;

•

significant uncertainty and volatility with respect to the current and future values of real estate-related assets as COVID-19 is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The impact of COVID-19 on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, lower transaction volume may result in less data for assessing real estate values. This increases the risk that our asset values may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the period and may not reflect the changes in values resulting from COVID-19. In addition, this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate or other asset values decline after the date we disclose our asset values, whether related to COVID-19 or otherwise, new investors may overpay for their investment in our common stock, which would heighten their risk of loss;

•

restrictions on business operations and re-openings or an economic downturn is likely to negatively impact the development activity related to our equity investment in the SF Venture. Moreover, revenues generated by tenants of the SF Venture may be reduced or the SF Venture may have to grant concessions to tenants both of which could cause losses related to our equity investment in the SF Venture;

•	personnel of our External Manager, including our executive officers and other employees of the External Manager that support our operations may become ill and unavailable; and
•

third-party vendors we rely on to conduct our business, including vendors that provide IT services, legal and accounting services, or other operational support services may become unable to deliver services or support to the Company.

The rapid development and fluidity of the circumstances resulting from COVID-19 preclude any prediction as to the duration and extent of its adverse impact and makes it more difficult to determine the fair value of investments, especially those that rely on estimates and are inherently judgmental. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.

To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors included in the 2019 Annual Report, including, but not limited to, those relating to our revolving credit facility, our exposure to changes in interest rates, our exposure to collateral calls associated with agreements we used to hedge interest rate risk, our investments in bonds and real estate and the lack of liquidity related to our non-cash assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2020.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2020.

Issuer Purchases of Equity Securities

None for the three months ended March 31, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

4.1	Second Amendment to the Tax Benefits Rights Agreement dated March 12, 2020 between MMA Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc. as rights agent.	Incorporated by reference from the Company’s Report on Form 8-K filed on March 17, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	May 11, 2020	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	May 11, 2020
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	May 11, 2020
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1