Form 10-Q
period 2020-06-30
MMA Capital Holdings, Inc.
filed 2020-08-10
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MMA CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)
3600 O’Donnell Street, Suite 600 Baltimore, Maryland 21224 (Address of principal executive offices, including zip code)	(443) 263-2900 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, no par value Common Stock Purchase Rights	Trading Symbol(s) MMAC MMAC	Name of each exchange on which registered Nasdaq Capital Market Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 5,704,314 shares of common shares outstanding at August 3, 2020.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	June 30, 2020	March 31, 2020	December 31, 2019
Selected income statement data
Net interest income	$554	$559	$2,276
Non-interest income	12,587	2,429	10,666
Other expenses	14,689	7,237	4,213
Net (loss) income from continuing operations before income taxes	(1,548)	(4,249)	8,729

Income tax (expense) benefit (1)	(1,960)	1,191	60,571
Net (loss) income	$(3,508)	$(3,058)	$69,300

Earnings per share data
Net (loss) income: Basic and Diluted	$(0.60)	$(0.53)	$11.84

Net (loss) income from continuing operations before income taxes per share: Basic and Diluted	$(0.27)	$(0.73)	$1.49

Average shares: Basic and Diluted	5,807	5,804	5,855

Market and per common share data
Market capitalization	$131,884	$141,021	$181,322
Common shares at period-end	5,811	5,807	5,805
Share price during period:
High	29.00	32.70	33.00
Low	22.11	20.00	29.01
Closing price at period-end	23.12	24.73	31.80
Book Value per common share: Basic and Diluted	47.24	47.82	48.43
Adjusted Book Value per common share: Basic and Diluted (2)	37.37	37.59	38.49

Selected balance sheet data
Cash and cash equivalents	$24,554	$23,164	$8,555
Investments in debt securities	29,988	29,645	31,365
Investment in partnerships	375,200	368,598	316,677
Deferred tax assets, net	57,336	59,394	57,711
Loans held for investment	1,291	1,271	54,100
All other assets	38,567	26,000	17,234
Total assets	$526,936	$508,072	$485,642

Debt	$245,532	$223,653	$201,816
All other liabilities	6,917	6,750	2,701
Total liabilities	252,449	230,403	204,517
Common shareholders' equity ("Book Value")	$274,487	$277,669	$281,125

Rollforward of Book Value
Book Value - at beginning of period	$277,669	$281,125	$212,910
Net (loss) income	(3,508)	(3,058)	100,977
Other comprehensive income (loss)	229	(453)	(30,064)
Common share repurchases	—	(41)	(2,730)
Other changes in common shareholders' equity	97	96	32
Book Value - at end of period	$274,487	$277,669	$281,125

Less: Deferred tax assets, net	57,336	59,394	57,711
Adjusted Book Value (2) - at end of period	$217,151	$218,275	$223,414

(1)	The Company recognized a net $57.7 million deferred tax asset (“DTA”) in the fourth quarter of 2019 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)	Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of June 30, 2020, March 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with infrastructure including renewable energy projects. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019 and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk-adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S.”). We believe that we are well positioned to take advantage of these and other investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy and other infrastructure projects.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

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

In many countries, including the U.S., the outbreak of COVID-19 has adversely impacted overall economic activity and contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as many countries, including the U.S., continue to institute quarantines, business closures, governmental agency closures and restrictions on travel to contain COVID-19.

The long-term impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19, all of which are uncertain and difficult to predict. While we are not able to estimate the long-term effects of these factors on our business at this time, the adverse impact on our business, results of operations, financial condition and cash flows could be material. Refer to Part II, Item 1A. “Risk Factors” of this Report for additional information about risks to our business that are posed by COVID-19.

Business Operations

We are managed by our External Manager. We also rely upon other third-party vendors to conduct business operations, including vendors that provide information technology services, legal and accounting services or other support services.

As of June 30, 2020, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

As of June 30, 2020, the construction and development of renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were generally on schedule as the development and construction of such projects qualified as critical infrastructure or essential services. Furthermore, most of the unpaid principal balances associated with the Solar Ventures’ loans related to projects that are located in rural and less populated areas allowing for required social distancing and financed projects did not experience any significant supply chain issues during the second quarter of 2020.

All loans made by the Solar Ventures were assessed to be adequately secured and were expected at June 30, 2020 to be repaid in full. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a given loan or the sale of an underlying renewable energy project to third-parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. Given deteriorating macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we will continue to closely monitor loan performance and expected sources of repayment.

Origination volume at the Solar Ventures during the second quarter of 2020 was generally comparable to the amount of loans originated during the second quarter of 2019, while origination volume during the first six months of 2020 exceeded loan originations made during the first six months of 2019.

During the second quarter of 2020, market yields associated with certain funded loans at the Solar Ventures, particularly those that had longer remaining terms than average and were without take-out financing commitments, decreased. Consequently, the overall fair value of the loan portfolio of the Solar Ventures increased and the Company recognized its allocable share of related unrealized gains, or $3.9 million, during the second quarter of 2020. Net fair value gains recognized by the Solar Ventures in the second quarter of 2020 nearly offset the amount of unrealized loan losses, including the Company’s share thereof, that were recognized during the first quarter of 2020.

Other Investments and Hedging Instruments

Market yields associated with the Company’s bond investments generally decreased in the second quarter of 2020. Consequently, the Company recognized $0.5 million of net unrealized fair value gains in the second quarter associated with such investments. Changes in the fair value of these investments are expected to remain volatile until market conditions moderate.

Given decreases in benchmark interest rates that generally stemmed from actions taken by central banks to stem the tide of the economic downturn, the fair value of interest rate hedge positions of the Company decreased in the second quarter of 2020 by $0.3 million. Additionally, the Company’s foreign currency forward exchange hedge position decreased by $0.2 million as the rand appreciated modestly against the U.S. dollar during the second quarter of 2020. While these positions are effective at mitigating the Company’s exposure to certain interest rate and foreign currency risks, changes in the fair value of these instruments are expected to remain volatile until market conditions moderate.

The Company’s real estate-related investments are accounted for at cost, in the case of our one land investment, or follow the equity method of accounting, in the case of our equity investments in unconsolidated funds or ventures. The Company’s 80% ownership interest in a joint venture, which owns a mixed-use town center development that consists of hotel tenants, retail tenants and undeveloped land parcels and whose incremental tax revenues secure our tax-exempt municipal bond

(“Infrastructure Bond”) (hereinafter, the “SF Venture”), was determined to be other-than-temporarily impaired during the preparation of our second quarter financial statements as of June 30, 2020, given the impacts of the downturn in the economy stemming from COVID-19. As such, this investment was written down to its fair value at June 30, 2020, using valuation inputs that were sourced from a third-party specialist. Consequently, the Company recognized a related $9.0 million impairment loss in its Consolidated Statements of Operations in the second quarter of 2020. The balance of the Company’s real estate-related investments was not assessed to be other-than-temporarily impaired at June 30, 2020.

We are monitoring the economic impact of the COVID-19 pandemic on the performance of our investments and underlying real estate values. Although we have not recognized impairment charges other than that for the SF Venture discussed above, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions continue to deteriorate. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

DTAs

The Company’s assessment of the likelihood of realizing tax benefits related to DTAs recognized in the fourth quarter of 2019 did not change at June 30, 2020. That is, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at June 30, 2020. Consequently, the Company did not make an adjustment in the second quarter of 2020 to the carrying value of DTAs that were recognized at December 31, 2019. However, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a reduction to the net carrying value of DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

In the second quarter of 2020, the Company recognized a $2.1 million decrease in the net carrying value of DTAs. This decrease was primarily attributable to deferred income tax expense that was recognized in the second quarter of 2020 to establish a valuation allowance against deferred tax benefits stemming from the $9.0 million impairment loss associated with the Company’s equity investment in the SF Venture. The corresponding DTA was assessed to not be realizable because the decline in fair value of our investment was determined to be other-than-temporary.

Liquidity and Capital Resources

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Through June 30, 2020, the Company has honored all such commitments and we believe that we will continue to do so as these commitments arise.

Through June 30, 2020, the Company was in compliance with all its debt covenants and, as further discussed below, the Company closed two additional financing transactions in the second quarter of 2020.

Renewable Energy Investments

We invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout the U.S. Renewable energy debt in which we invest is primarily structured as senior secured fixed rate loans that are made through joint ventures or directly on our balance sheet. These loans, which are generally short term in nature, are typically made to borrowers when they are in the late stages of development or in construction of their commercial, utility and community solar scale photovoltaic (“PV”) facilities that are located across different states and benefit from various state and federal regulatory programs. The short duration of loans in which we invest also helps us to efficiently manage interest rate risk, mitigate long-term risks such as credit exposure to off-take counterparties and provide us flexibility to target investments.

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); Solar Development Lending, LLC (“SDL”); these joint ventures together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”), are hereinafter referred to as the “Solar Ventures.” We are a 50% investor member in the renewable energy joint ventures in which we invest though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to non-pro rata funding agreements between our capital partner and us. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At June 30, 2020, we had a minority economic interest in SCL and SDL of 44.2% and 43.6%, respectively.

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

Since their inception in 2015, the Solar Ventures have invested in more than 190 project-based loans that total $2.8 billion of debt commitments for the development and construction of over 760 renewable energy project sites. When completed, these projects will contribute to the generation of over 6.3 gigawatts of renewable energy, thereby eliminating approximately 181.3 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $247.5 million of commitments across 12 loans during the second quarter of 2020 as compared to $287.1 million across 11 loans during the first quarter of 2020.

Through June 30, 2020, $1.6 billion of commitments across 132 project-based loans had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) of 16.7% that was on average higher than originally underwritten loan IRRs. For the three months ended June 30, 2020, 11 loans totaling $133.3 million of commitments had been repaid, resulting in a WAIRR of 12.9%. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buyout our former investment partner’s interest in REL; and (iii) the opportunity cost of idle capital.

At June 30, 2020, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) and total fair value (“FV”) of $758.5 million, a weighted-average remaining maturity of seven months and a weighted-average coupon of 9.5%. At December 31, 2019, loans funded through the Solar Ventures had an aggregate UPB and total fair value of $654.4 million, a weighted-average maturity of 10 months and a weighted-average coupon of 10.8%.

Table 1 provides financial information about the composition of the Solar Ventures’ loan portfolio at June 30, 2020 and December 31, 2019.

Table 1: Composition of the Solar Venture’s Loan Portfolio

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Late-stage development	$206,272	$298,609
Construction	516,025	321,809
Permanent	8,961	23,597
Other loans associated with renewable energy	27,259	10,345
Total UPB	$758,517	$654,360

The Solar Ventures had $427.4 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At June 30, 2020, $214.1 million of such commitments were attributable to the Company based upon its interest in these ventures. Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and idle capital. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures would be required.

Investment Interests and Related Carrying Values

At June 30, 2020, through MMA Energy Holdings, LLC, the Company was a 50% investor member but held economic interests of 44.2%, 50.0% and 43.6% in SCL, SPL and SDL, respectively, and was the sole member in REL. The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below. During the second quarter of 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed $63.5 million of $72.9 million in SCL capital calls and $4.5 million of $4.5 million in SDL capital calls, while the Company contributed the balance. In addition, in accordance with a non-pro rata funding agreement between the Company and our capital partner, our capital partner in SCL and SDL received distributions of $45.0 million and $10.6 million, respectively, while the Company received $9.4 million of distributions from SDL. As a consequence of these non-pro rata capital contributions and distributions during the second quarter of 2020, our economic interest in SCL and SDL decreased in percentage terms from 44.5% and 44.5% in SCL and SDL, respectively, at March 31, 2020.

In addition to investments in the Solar Ventures, in the fourth quarter of 2019, the Company invested in a loan originated by our External Manager with a $2.1 million commitment made to a special purpose entity that is secured by land, which is subject to a 25-year ground lease to a community solar project, and by the equity interests in the borrower. The UPB and fair value of this loan, which bears interest at a fixed rate of 8.0% and matures in December 2022, was $1.3 million at June 30, 2020.

Table 2 provides financial information about the carrying value of the Company’s renewable energy investments at June 30, 2020 and December 31, 2019.

Table 2:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Equity investments in the Solar Ventures	$363,070	$289,123
Loan receivable	1,291	500
Total carrying value	$364,361	$289,623

The carrying value of the Company’s equity investments in the Solar Ventures increased $73.9 million during the six months ended June 30, 2020 as a result of $55.6 million of net capital contributions made, which were sourced primarily from the $53.6 million repayment of the secured loan receivable from Hunt, amounts drawn on our revolving credit facility and proceeds received in the second quarter of 2020 from financing transactions involving the Infrastructure Bond and the Company’s direct investment in real estate that is in process of development. Such increase was also driven in part by $18.3 million of equity in income in the Solar Ventures that was recognized during the six months ended June 30, 2020.

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

Table 3 summarizes income recognized by the Company in connection with our renewable energy investments for the periods presented.

Table 3:  Income Recognized from Renewable Energy Investments

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Equity in income from the Solar Ventures	$13,728	$4,529	$9,199	$18,270	$8,249	$10,021
Interest income	26	426	(400)	45	426	(381)
Net gains on loans	20	—	20	11	—	11
Total investment income	$13,774	$4,955	8,819	$18,326	$8,675	$9,651

Equity in income from the Solar Ventures recognized by the Company in the second quarter of 2020 included its allocable share, or $3.9 million, of $8.9 million of net fair value gains that were recognized by the Solar Ventures related to its loan portfolio (the recognition of these net fair value gains reversed nearly in full the Company’s allocable share of net fair value losses recognized by the Solar Ventures in the first quarter of 2020). The Company generated an unlevered net return on investment from our renewable energy investments, as measured on an annualized twelve-month trailing basis, of 11.8% and 10.7% for the six months ended June 30, 2020 and June 30, 2019, respectively. These returns were measured by dividing total investment income from renewable energy investments by the average carrying value of renewable energy investments on a trailing four quarter basis.

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

At June 30, 2020, the UPB and carrying value of amounts borrowed under the revolving credit facility was $110.0 million and the Company recognized $2.9 million of related interest expense in the Consolidated Statements of Operations during the six months ended June 30, 2020.

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

At June 30, 2020, the reported carrying value of the Company’s net DTA was $57.3 million. A valuation allowance was also maintained at such reporting date against the portion of our DTAs that correspond to federal and state NOL carryforwards that we expected will expire prior to utilization based upon our forecast of pretax book income.

Investments in Bonds

The Company has one tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development. At June 30, 2020, the Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.7 million and $23.9 million, respectively. As further discussed below, the Company closed in the second quarter of 2020 a financing transaction that involved the sale of this bond investment to a third party with which the Company contemporaneously-executed a total return swap (“TRS”) agreement that also referenced such bond investment. Given the economic interest retained in such bond investment through the TRS agreement, the Company reported the conveyance of such investment as a secured borrowing and, therefore, continued to recognize the Infrastructure Bond on the Company’s Consolidated Balance Sheets.

At June 30, 2020, we also held one subordinated unencumbered tax-exempt multifamily bond investment with a UPB and fair value of $4.0 million and $6.1 million, respectively.

Real Estate-Related Investments

At June 30, 2020, we maintained an interest in a real estate-related investment through our 80% ownership interest in the SF Venture. The carrying value of this investment was $10.1 million at June 30, 2020.

At June 30, 2020, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”). SAWHF is a multi-investor fund whose term matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2021. On May 22, 2020, the Company received a pro-rata distribution from SAWHF of 7.2 million common shares of a residential real estate investment trust (“REIT”) that is listed on the Johannesburg Stock Exchange. These REIT shares are reported at their fair value and are denominated in South African rand. The carrying values of the Company’s equity investments in SAWHF and the REIT were $2.0 million and $2.7 million, respectively, at June 30, 2020.

At June 30, 2020, we also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the first six months of 2020, the Company invested $6.1 million in additional land improvements that were capitalized, increasing the carrying value of our investment. As of June 30, 2020, the carrying value of this investment was $14.5 million.

Other Debt Obligations

At June 30, 2020, the Company had other debt obligations that included subordinated debt, notes payable and other debt used to finance certain non-interest bearing investments and asset related debt that was used to finance interest bearing investments. As further discussed below, in the second quarter of 2020, the Company closed a $10.0 million lending arrangement that is secured by our direct investment in real estate that is in process of development and a $23.5 million financing arrangement associated with its Infrastructure Bond investment. The carrying value and weighted-average yield of the Company’s other debt obligations was $135.5 million and 3.0%, respectively, at June 30, 2020. Refer to Table 9, “Debt,” for more information.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) decreased $3.2 million in the second quarter of 2020 to $274.5 million at June 30, 2020. This change was driven by $3.3 million of comprehensive loss and $0.1 million of other increases in common shareholders’ equity.

Book Value per share decreased $0.58, or 1.2%, in the second quarter of 2020 to $47.24 at June 30, 2020.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) decreased $1.1 million in the second quarter of 2020 to $217.2 million at June 30, 2020. This change was driven by $1.5 million of “Net loss from continuing operations before income taxes” and $0.4 million of other decreases in Book Value.

Adjusted Book Value per share decreased $0.22, or 0.6%, in the second quarter of 2020 to $37.37 at June 30, 2020.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Loss

We recognized a comprehensive loss of $3.3 million during the second quarter of 2020, which consisted of $3.5 million of net loss and $0.2 million of other comprehensive income. In comparison, we recognized $2.1 million of comprehensive income in the quarter ended June 30, 2019, which consisted of $23.2 million of net income and $21.1 million of other comprehensive loss.

The $3.5 million net loss recognized in the second quarter of 2020 was primarily driven by a $9.0 million impairment charge recognized on our equity investment in the SF Venture, as described above, other interest expense, operating expenses and income tax expense, the net effect of which was largely offset by the impact of strong returns on renewable energy investments and net interest income. Refer to “Consolidated Results of Operations,” for more information.

Net loss from continuing operations before income taxes in the second quarter of 2020 was $1.5 million, or $0.27 per share, as compared to $23.3 million net income in the second quarter of 2019.

Other comprehensive gain of $0.2 million that we reported in the second quarter of 2020 was primarily attributable to net fair value gains that we recognized in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 4 provides Consolidated Balance Sheets for the periods presented.

Table 4: Consolidated Balance Sheets

	At	At
	June 30,	December 31,
(in thousands, except per share data)	2020	2019	Change
Assets
Cash and cash equivalents	$24,554	$8,555	$15,999
Restricted cash	17,300	4,250	13,050
Investments in debt securities	29,988	31,365	(1,377)
Investments in partnerships	375,200	316,677	58,523
Deferred tax assets, net	57,336	57,711	(375)
Loans held for investment	1,291	54,100	(52,809)
Other assets	21,267	12,984	8,283
Total assets	$526,936	$485,642	$41,294

Liabilities
Debt	$245,532	$201,816	$43,716
Accounts payable and accrued expenses	4,168	2,527	1,641
Other liabilities	2,749	174	2,575
Total liabilities	$252,449	$204,517	$47,932

Book Value: Basic and Diluted	$274,487	$281,125	$(6,638)

Less: Deferred tax assets, net	57,336	57,711	(375)
Adjusted Book Value: Basic and Diluted (1)	$217,151	$223,414	$(6,263)

Common shares outstanding: Basic and Diluted	5,811	5,805	6

Book Value per common share: Basic and Diluted	$47.24	$48.43	$(1.19)

Adjusted Book Value per common share (1): Basic and Diluted	$37.37	$38.49	$(1.12)

(1)	Adjusted Book Value and Adjusted Book Value per share are financial measures that are determined other than in accordance with GAAP. These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of June 30, 2020, March 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

Cash and cash equivalents increased primarily due to proceeds received in connection with financing transactions that closed in the second quarter of 2020 involving the Company’s Infrastructure Bond investment and our direct investment in real estate.

Restricted cash increased primarily as a result of cash collateral to our counterparty in connection with the aforementioned financing transaction involving the Company’s Infrastructure Bond investment.

Investments in debt securities decreased primarily due to the recognition of net fair value losses in the first six months of 2020 that were attributable to increases in the market yields of such investments.

Investments in partnerships increased primarily as a result of net capital contributions of $55.6 million that we made to the Solar Ventures and the recognition of $18.3 million of equity in income of our investees. The impact of these items was partially offset by the effects of both a $9.0 million impairment charge recognized in the second quarter of 2020 related to our equity investment in the SF Venture and a $2.9 million distribution from SAWHF of 7.2 million common shares of a listed residential REIT.

Deferred tax assets, net decreased $0.4 million primarily due to deferred income tax expense that was recognized in the first six months of 2020 to establish a valuation allowance against deferred tax benefits stemming from the $9.0 million impairment charge associated with the Company’s equity investment in the SF Venture.

Loans held for investment decreased primarily as a result of the repayment of the Company’s $53.6 million loan receivable from Hunt (the “Hunt Note”) on January 3, 2020.

Other Assets increased primarily as a result of $6.1 million of land improvement costs that were capitalized in connection with a real estate investment that is in process of development and the aforementioned distribution from SAWHF of REIT common shares.

Debt increased primarily as a result of proceeds received in the second quarter of 2020 related to the aforementioned financing transactions involving the Company’s Infrastructure Bond investment and direct investment in real estate that is in process of development.

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

Net Income

Table 5 summarizes net income for the periods presented.

Table 5: Net (Loss) Income

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net interest income	$554	$2,630	$(2,076)	$1,113	$4,309	$(3,196)
Non-interest income
Equity in income from unconsolidated funds and ventures	13,351	5,643	7,708	17,499	9,619	7,880
Net (losses) gains	(765)	18,802	(19,567)	(2,485)	20,920	(23,405)
Other income	1	15	(14)	2	32	(30)
Other expenses
Other interest expense	(2,418)	(1,197)	(1,221)	(4,687)	(2,406)	(2,281)
Impairment losses	(8,972)	—	(8,972)	(8,972)	—	(8,972)
Operating expenses	(3,299)	(2,623)	(676)	(8,267)	(6,302)	(1,965)
Net (loss) income from continuing operations before income taxes	(1,548)	23,270	(24,818)	(5,797)	26,172	(31,969)
Income tax expense	(1,960)	(50)	(1,910)	(769)	(63)	(706)
Net loss from discontinued operations, net of tax	—	(1)	1	—	(8)	8
Net (loss) income	$(3,508)	$23,219	$(26,727)	$(6,566)	$26,101	$(32,667)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds, loans and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the three months and six months ended June 30, 2020, declined compared to that reported for the three months and six months ended June 30, 2019, primarily due to the full repayment of the Hunt Note and the disposition and redemption of various bond-related investments throughout 2019.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 6 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 6: Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Solar Ventures	$13,728	$4,529	$9,199	$18,270	$8,249	$10,021
U.S. real estate partnerships	(516)	1,005	(1,521)	(1,102)	1,017	(2,119)
SAWHF	139	109	30	331	353	(22)
Equity in income from unconsolidated funds and ventures	$13,351	$5,643	$7,708	$17,499	$9,619	$7,880

Equity in income from the Solar Ventures for the three months and six months ended June 30, 2020, increased compared to that reported for the three months and six months ended June 30, 2019, primarily as a result of a significant period-over-period increase in the amount of capital invested and the volume of loans originated by the Solar Ventures, which drove net income of the Solar Ventures and the Company’s share thereof higher. Such returns included the Company’s allocable share of net fair value gains (losses) recognized by the Solar Ventures in connection with the funded portion of loan commitments. The Company’s allocable share of such net fair value gains (losses) was $3.9 million and $(0.1) million for the three and six months ended June 30, 2020, respectively.

Equity in income from U.S. real estate partnerships for the three months and six months ended June 30, 2020, decreased compared to that reported for the three months and six months ended June 30, 2019, primarily as a result of (i) a reduction in 2020 of nonrecurring gains associated with the sale of investment properties by real estate partnerships in which the Company maintained an ownership interest and (ii) an increase in net losses attributable to the Company from the SF Venture largely driven by a decline in rental income associated with the effects of COVID-19 and an increase in undeveloped land license fee expense. We anticipate that we will continue to recognize equity in losses from the SF Venture for the foreseeable future.

Net (Losses) Gains

Net (losses) gains may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, other assets, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

The Company recognized net losses for the three months and six months ended June 30, 2020, compared to net gains reported for the three months and six months ended June 30, 2019, primarily due to nonrecurring gains of $20.7 million and $24.3 million that were recognized in the second quarter of 2019 and the first six months of 2019, respectively, in connection with the sale or redemption of bond investments. The impact of these items was partially offset by decreases in net fair value losses of $1.3 million and $1.0 million for the three and six months ended June 30, 2020, respectively, related to derivative instruments that stemmed from changes in reference interest and foreign exchange rates.

Other Interest Expense

Other interest expense for the three months and six months ended June 30, 2020, increased compared to that reported for the three months and six months ended June 30, 2019, primarily due to advances on the Company’s revolving credit facility.

Impairment Losses

Impairment losses for the three and six months ended June 30, 2020, were attributable to the Company’s equity investment in the SF Venture, which was determined to be other-than-temporarily impaired at June 30, 2020.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 7 summarizes operating expenses for the periods presented.

Table 7: Operating Expenses

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
External management fees and reimbursable expenses	$(2,449)	$(2,128)	$(321)	$(5,209)	$(4,396)	$(813)
General and administrative	(372)	(304)	(68)	(731)	(618)	(113)
Professional fees	(624)	(251)	(373)	(1,333)	(1,218)	(115)
Other expenses	146	60	86	(994)	(70)	(924)
Total operating expenses	$(3,299)	$(2,623)	$(676)	$(8,267)	$(6,302)	$(1,965)

Operating expenses for the three months and six months ended June 30, 2020, increased compared to that reported for the three months and six months ended June 30, 2019, primarily due to (i) an increase in the amount of compensation-related expense reimbursements that were payable to the External Manager and (ii) $1.0 million of losses recognized in the first six months of 2020 in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars for reporting purposes as the rand weakened against the U.S. dollar during such reporting period.

Income Tax Expense

The net income tax expense recognized during the three months and six months ended June 30, 2020, increased compared to that reported for the three months and six months ended June 30, 2019, primarily due to the recognition of deferred income tax expense to establish a valuation allowance against deferred tax benefits stemming from the $9.0 million impairment loss associated with the Company’s equity investment in the SF Venture. The corresponding DTA was assessed to not be realizable because the decline in fair value of our equity investment was determined to be other-than-temporary.

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

Summary of Cash Flows

Table 8 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented. At June 30, 2020 and June 30, 2019, $17.3 million and $2.5 million, respectively, of amounts presented below represented restricted cash.

Table 8: Net Increase in Cash, Cash Equivalents and Restricted Cash

For the six months ended
(in thousands)	June 30, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	6,375
Investing activities	(21,944)
Financing activities	44,618
Net increase in cash, cash equivalents and restricted cash	29,049
Cash, cash equivalents and restricted cash at end of period	$41,854

For the six months ended
(in thousands)	June 30, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	4,605
Investing activities	(21,666)
Financing activities	(3,724)
Net decrease in cash, cash equivalents and restricted cash	(20,785)
Cash, cash equivalents and restricted cash at end of period	$13,093

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the six months ended June 30, 2020 increased $1.8 million compared to such net cash flows during the six months ended June 30, 2019. This net increase was primarily driven by a $7.4 million increase in distributions received from the Company’s investment in the Solar Ventures. The impact of this increase was partially offset by (i) a $3.9 million decline in net cash flows from bond-related investments given the disposition and redemption of various bond investments and termination of TRS agreements in 2019 and (ii) a $1.3 million increase in interest expense that was primarily attributable to the Company’s revolving credit facility.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the six months ended June 30, 2020 increased $0.3 million compared to such net cash flows during the six months ended June 30, 2019. The net impacts of an $18.7 million increase in capital contributions made to the Solar Ventures and a $21.7 million decrease in capital distributions received from the Company’s investments in partnerships (primarily related to its investments in the Solar Ventures) were largely offset by a $29.6 million increase in net principal payments and bond-related sales proceeds received on bonds and loans held for investment, which was primarily due to the full repayment of the $53.6 million Hunt Note during the first quarter of 2020, and a $10.6 million decrease in cash used for advances on and originations of loans held for investment.

Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2020 increased $48.3 million compared to such net cash flows during the six months ended June 30, 2019. This increase was primarily attributable to net advances from the revolving credit facility and advances during the second quarter of 2020 from financing transactions associated with the Company’s Infrastructure Bond investment and direct investment in real estate that is in process of being developed. The impact of this increase was partially offset by $0.7 million of debt issuance costs that were incurred in connection with (i) an increase in the first quarter of 2020 in the capacity of the revolving credit facility and (ii) financing transactions that were closed during the second quarter of 2020 associated with the aforementioned financing transactions.

Capital Resources

Our debt obligations include liabilities that we recognized in connection with our subordinated debt, revolving credit facility debt and other notes payable. The major types of debt obligations of the Company are further discussed below. We use the revolving credit facility to finance our investments in the Solar Ventures. See Notes to Consolidated Financial Statements – Note 6, “Debt,” for more information.

Table 9 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2020 and December 31, 2019.

Table 9: Debt

	At		At
	June 30, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$94,363	2.2%	$95,488	3.2%
Revolving credit facility debt obligations	110,000	5.5	94,500	5.6
Notes payable and other debt	17,812	7.4	8,328	13.0
Asset related debt	23,357	2.8	3,500	5.0
Total debt	$245,532	4.1%	$201,816	4.8%
(1)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At June 30, 2020 and December 31, 2019, the Company had subordinated debt obligations that had a total UPB of $87.2 million and $88.0 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At June 30, 2020 the weighted average interest pay rate on the outstanding debt was 2.9%.

Revolving Credit Facility Debt Obligations

At June 30, 2020 and December 31, 2019, MEH, a wholly owned subsidiary of the Company had borrowed $110.0 million and $94.5 million, respectively, from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at June 30, 2020 was 4.25%.

Notes Payable and Other Debt

At June 30, 2020 and December 31, 2019, the Company had notes payable and other debt with a UPB of $18.1 million and $8.4 million, respectively.

At June 30, 2020 and December 31, 2019, $4.3 million and $6.8 million, respectively, of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, amortizes over its contractual life, is due to mature on September 8, 2020, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%, which at June 30, 2020 was 9.1%.

At June 30, 2020 and December 31, 2019, $4.5 million and $1.5 million, respectively, of the notes payable and other debt relates to debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”). This debt bears interest at 5.0%. The $3.0 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity has been reserved for interest payments. The total amount advanced by the lender will not exceed 65% of the value of the pledged real estate plus 75% of the total development allowable hard costs incurred by the borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of $11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three year extension term. Obligations associated with this debt are guaranteed by the Company. At June 30, 2020, this debt obligation had a UPB of $9.3 million.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Bond Related Debt

On June 5, 2020, the Company entered into a TRS agreement involving our Infrastructure Bond, which was sold concurrently to our TRS counterparty. Proceeds received in connection with the conveyance of such bond investment were reported as a secured borrowing. The TRS did not receive financial statement recognition because it caused the transfer of such bond investment not to qualify as a sale for reporting purposes. The TRS agreement has a maturity date of June 6, 2022, and requires the Company to pay interest based upon the Securities Industry and Financial Markets Association index rate, subject to a 0.5% floor, plus a spread of 2.0%, which at June 30, 2020, was 2.5%. These payment terms are used to accrue interest related to the secured borrowing that was recognized upon conveyance of the Company’s bond investment. Additionally, as required under the terms of the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. At June 30, 2020, this debt obligation had a UPB of $23.5 million. Additionally, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

At December 31, 2019, the Company had a debt obligation to MGM Principals with a UPB of $3.5 million. Upon the full redemption of the Hunt Note on January 3, 2020, this asset related debt obligation to the MGM Principals was reclassified to notes payable and other debt.

Covenant Compliance

At June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At June 30, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At June 30, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary REL had unfunded loan commitments of $0.8 million and $1.6 million, respectively. Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”)” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Common Shares

At June 30, 2020, the Company did not have an active share buyback plan in place.

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

Tax Benefits Rights Agreement

Effective May 5, 2015, the Company adopted a Rights Plan designed to help preserve the Company’s NOLs. In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines that the plan is no longer needed, whichever comes first. Subsequently, shareholders ratified the Board’s decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation with respect to Hunt, increasing the limitation to 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At June 30, 2020, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchase. As a result of the Board’s action, purchases made by Mr. Falcone up to the authorized 7,500 common shares would not be a triggering event for purposes of the Rights Plan if purchased prior to December 31, 2020.

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

●	Income taxes;
●	fair value measurement of financial instruments; and
●	consolidation.

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

Table 10:  Non-GAAP Reconciliations

	At	At
	June 30,	December 31,
(in thousands, except per share data)	2020	2019
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$274,487	$281,125
Less: DTAs, net	57,336	57,711
Adjusted Book Value	$217,151	$223,414

Common shares outstanding	5,811	5,805

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$47.24	$48.43
Less: DTAs, net per common share	9.87	9.94
Adjusted Book Value per common share	$37.37	$38.49

Item 1. Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$24,554	$8,555
Restricted cash	17,300	4,250
Investments in debt securities (includes $23,874 and $0 pledged as collateral at June 30, 2020 and December 31, 2019, respectively)	29,988	31,365
Investments in partnerships (includes $365,064 and $296,855 pledged as collateral at June 30, 2020 and December 31, 2019, respectively)	375,200	316,677
Deferred tax assets, net	57,336	57,711
Loans held for investment (includes $0 and $53,600 of related party loans at June 30, 2020 and December 31, 2019)	1,291	54,100
Other assets (includes $17,235 and $0 pledged as collateral at June 30, 2020 and December 31, 2019, respectively)	21,267	12,984
Total assets	$526,936	$485,642

LIABILITIES AND EQUITY
Debt	$245,532	$201,816
Accounts payable and accrued expenses	4,168	2,527
Other liabilities	2,749	174
Total liabilities	252,449	204,517

Commitments and contingencies (see Note 10)	—	—

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common shares, no par value, 50,000,000 shares are authorized (5,704,314 and 5,701,946 shares issued and outstanding and 106,882 and 103,069 non-employee directors' deferred shares issued at June 30, 2020 and December 31, 2019, respectively)	267,078	273,492
Accumulated other comprehensive income ("AOCI")	7,409	7,633
Total shareholders’ equity	274,487	281,125
Total liabilities and equity	$526,936	$485,642

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Interest on bonds	$556	$1,582	$1,024	$2,625
Interest on loans and short-term investments	45	1,295	136	2,230
Total interest income	601	2,877	1,160	4,855
Asset related interest expense
Bond related debt	47	191	47	428
Non-bond related debt	—	56	—	118
Total interest expense	47	247	47	546
Net interest income	554	2,630	1,113	4,309

Non-interest income
Equity in income from unconsolidated funds and ventures	13,351	5,643	17,499	9,619
Net gains on bonds	—	20,693	—	24,264
Net losses on derivatives	(584)	(1,872)	(2,295)	(3,314)
Net loss on other assets	(201)	—	(201)	—
Net gains (losses) on loans and extinguishment of liabilities	20	(19)	11	(30)
Other income	1	15	2	32
Non-interest income	12,587	24,460	15,016	30,571

Other expenses
Interest expense	2,418	1,197	4,687	2,406
External management fees and reimbursable expenses	2,449	2,128	5,209	4,396
General and administrative	372	304	731	618
Professional fees	624	251	1,333	1,218
Impairment losses	8,972	—	8,972	—
Other expenses	(146)	(60)	994	70
Total other expenses	14,689	3,820	21,926	8,708

Net (loss) income from continuing operations before income taxes	(1,548)	23,270	(5,797)	26,172
Income tax expense	(1,960)	(50)	(769)	(63)
Net (loss) income from continuing operations	(3,508)	23,220	(6,566)	26,109
Net loss from discontinued operations, net of tax	—	(1)	—	(8)
Net (loss) income	$(3,508)	$23,219	$(6,566)	$26,101

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and diluted income per common share:
(Loss) income from continuing operations	$(0.60)	$3.95	$(1.13)	$4.44
Loss from discontinued operations	—	—	—	—
(Loss) income per common share	$(0.60)	$3.95	$(1.13)	$4.44

Weighted-average common shares outstanding:
Basic and diluted	5,807	5,884	5,806	5,883

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(3,508)	$23,219	$(6,566)	$26,101

Other comprehensive income (loss)
Bond related changes:
Net unrealized gains (losses)	$467	$(370)	(1,296)	36
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	—	(20,693)	—	(24,264)
Income tax (losses) gains	(128)	—	356	—
Net change in other comprehensive loss due to bonds, net of taxes	339	(21,063)	(940)	(24,228)
Foreign currency translation adjustment	(110)	(80)	716	(55)
Other comprehensive income (loss)	$229	$(21,143)	(224)	(24,283)

Comprehensive (loss) income	$(3,279)	$2,076	$(6,790)	$1,818

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the six months ended June 30, 2020
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2020	5,805	$273,492	$7,633	$281,125
Net loss	—	(3,058)	—	(3,058)
Other comprehensive loss	—	—	(453)	(453)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	96	—	96
Common share repurchases	(1)	(41)	—	(41)
Balance, March 31, 2020	5,807	270,489	7,180	277,669
Net loss	—	(3,508)	—	(3,508)
Other comprehensive income	—	—	229	229
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	97	—	97
Balance, June 30, 2020	5,811	$267,078	$7,409	$274,487

	For the six months ended June 30, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	—	2,882	—	2,882
Other comprehensive loss	—	—	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	—	82
Cumulative change due to change in accounting principle	—	(267)	—	(267)
Balance, March 31, 2019	5,884	177,910	34,557	212,467
Net income	—	23,219	—	23,219
Other comprehensive loss	—	—	(21,143)	(21,143)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	83	—	83
Balance, June 30, 2019	5,887	$201,212	$13,414	$214,626

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,566)	$26,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and impairment	8,972	—
Net equity in income from investments in partnerships	(17,499)	(9,619)
Net gains on bonds	—	(24,264)
Net losses on derivatives	2,291	4,791
Net losses on loans, other assets and extinguishment of liabilities	190	30
Current and deferred federal income tax (benefit) expense	777	83
Distributions received from investments in partnerships	14,823	7,417
Depreciation and amortization	277	(627)
Foreign currency losses (gains)	994	(84)
Stock-based compensation expense	193	165
Other, net	1,923	612
Net cash provided by operating activities	6,375	4,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $53,600 and zero from a related party)	53,770	24,197
Advances on and originations of loans held for investment	(702)	(11,279)
Investments in partnerships and real estate	(114,651)	(95,941)
Capital distributions received from investments in partnerships	39,639	61,357
Net cash used in investing activities	(21,944)	(21,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	112,272	—
Repayment of borrowings	(66,890)	(3,724)
Debt issuance costs	(723)	—
Repurchase of common shares	(41)	—
Net cash provided by (used in) financing activities	44,618	(3,724)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,049	(20,785)
Cash, cash equivalents and restricted cash at beginning of period	12,805	33,878
Cash, cash equivalents and restricted cash at end of period	$41,854	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,313	$3,147
Income taxes paid	—	16

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	(224)	(24,283)
Debt and liabilities extinguished through sales and collections on bonds	—	37,606
Decrease in investments in debt securities and common shareholders' equity due to change in accounting principle	—	267
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	—	1,873

	At	At
	June 30,	June 30,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$24,554	$10,590
Restricted cash	17,300	2,503
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$41,854	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with infrastructure including renewable energy projects. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019, and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S”). We believe that we are well positioned to take advantage of these and other investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy and other infrastructure projects.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, as well as have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

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

Note 2—Investments in Debt Securities

At June 30, 2020 and December 31, 2019, the Company’s investments in debt securities consist of one subordinated multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is a mortgage on the underlying property. The Company’s non-amortizing subordinated cash flow bond principal is due in full in November 2044.

The Company’s infrastructure bond financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”). At June 30, 2020, the Company’s Infrastructure Bond amortizes on a scheduled basis and has a stated maturity date of December 2048.

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,715	$20,716	$3,158	$23,874	89%
Multifamily tax-exempt bond	4,000	—	6,114	6,114	153%
Total	$30,715	$20,716	$9,272	$29,988	98%

	At
	December 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,885	$20,797	$4,542	$25,339	94%
Multifamily tax-exempt bond	4,000	—	6,026	6,026	151%
Total	$30,885	$20,797	$10,568	$31,365	102%
(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary-impairment (“OTTI”) recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $1.4 million decrease in the reported fair value of the Company’s investments in debt securities for the six months ended June 30, 2020.

Nonaccrual Bonds

At June 30, 2020 and December 31, 2019, the Company had no bonds that were on nonaccrual status.

Interest income on bonds that was recognized on a cash basis was de minimis for the three months ended June 30, 2019 and $0.1 million for the six months ended June 30, 2019.

Interest income not recognized on bond investments that were on nonaccrual status for the three months and six months ended June 30, 2019 was de minimis.

Bond Sales and Redemptions

There were no sales or redemption in full of investments in bonds during the three months and six months ended June 30, 2020.

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $15.5 million and $24.1 million for the three months and six months ended June 30, 2019.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gains recognized at time of sale or redemption	$—	$20,693	$—	$24,264

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Investment in Solar Ventures	$363,070	$289,123
Investments in U.S. real estate partnerships	10,136	19,822
Investment in South Africa Workforce Housing Fund ("SAWHF")	1,994	7,732
Total investments in partnerships	$375,200	$316,677

Investments Related to the Solar Ventures

At June 30, 2020, we were a 50% investor member in the renewable joint ventures in which we invest though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to a non-pro-rata funding agreement between the Company and our capital partner. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At June 30, 2020, the Company held 44.2%, 50.0% and 43.6% in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”), respectively, and was the sole member in Renewable Energy Lending, LLC (“REL”), respectively (collectively referred to as the “Solar Ventures”).

At June 30, 2020, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $255.2 million, $0 and $107.8 million, respectively. None of these investees were assessed to constitute a Variable Interest Entity (“VIE”) and the Company accounts for all of these investments using the equity method of accounting. At June 30, 2020, these joint ventures had $426.7 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and idle capital. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members would be required.

During the second quarter of 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed $63.5 million of $72.9 million in SCL capital calls and $4.5 million of $4.5 million in SDL capital calls, while the Company contributed the balance. In addition, in accordance with a non-pro rata funding agreement between the Company and our capital partner, our capital partner in SCL and SDL received distributions of $45.0 million and $10.6 million, respectively, while the Company received $9.4 million of distributions from SDL. As a consequence of these non-pro rata capital contributions and distributions during the second quarter of 2020, our economic interest in SCL and SDL decreased in percentage terms from 44.5% and 44.5% in SCL and SDL, respectively, at March 31, 2020.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. For the three months ended June 30, 2020 and June 30, 2019, the amortization expense related to the Company’s basis difference was $0.2 million and $0.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the unamortized balance of the Company’s basis difference was $2.7 million and $3.1 million, respectively.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	June 30,	December 31,
	2020	2019
(in thousands)
Total assets (1)	$827,816	$706,792
Other liabilities (2)	8,912	22,135
(1)Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income of all renewable energy related investees in which the Company had an equity method investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$24,596	$11,952	$46,417	$22,286
Operating expenses	1,521	1,648	3,542	3,543
Net income and net income attributable to the entities (1)	32,005	10,318	42,831	18,809
(1)	Net income for the three months ended June 30, 2020, includes $8.9 million of net fair value gains related to loans funded by the Solar Ventures. Net fair value gains (losses) related to funded loans that were recognized during the three months ended June 30, 2019, were immaterial. Net fair value gains and net fair value losses related to funded loans that were recognized during the six months ended June 30, 2020 and June 30, 2019, respectively, were immaterial.

Investments in U.S. Real Estate Partnerships

At June 30, 2020, the $10.1 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). Based upon the venture’s operating agreement, the Company has the right to a preferred return on its unreturned capital contributions with the exception of such contributions that have been contributed for the payment of undeveloped land license fees, which have a lower priority of repayment; as well as the right to share in excess cash flows of the real estate venture. As of June 30, 2020, the Company held an 80% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-

making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

At June 30, 2020, our equity investment in the SF Venture was determined to be other-than-temporarily impaired due to the downturn in the economy that stemmed from the novel coronavirus (“COVID-19”) pandemic. In this regard, the Company adjusted the carrying value of such investment to its fair value as of such reporting date and recognized a $9.0 million impairment loss in our Consolidated Statements of Operations during the second quarter of 2020.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2020	2019
(in thousands)
Total assets	$50,665	$51,718
Debt	6,691	6,426
Other liabilities	20,090	20,493

The following table provides information about the gross revenue, operating expenses and net (loss) income of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$549	$632	$1,191	$1,296
Operating expenses	392	473	1,107	942
Net (loss) income and net (loss) income attributable to the entities	(645)	318	(1,400)	(561)

Investment in SAWHF

SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting. At June 30, 2020, the carrying value of the Company’s 11.85% equity investment in SAWHF was $2.0 million, which reflects a $5.7 million decline from December 31, 2019, due to: (i) a distribution from SAWHF of 7.2 million shares of a residential real estate investment trust (“REIT”) listed on the Johannesburg Stock Exchange (“JSE”) and whose carrying value is classified within “Other Assets” in the Company’s Consolidated Balance Sheets; (ii) investment dispositions; and (iii) foreign currency translation losses that were attributable to the weakening of the rand against the U.S. dollar during the first six months of 2020. See Note 5, “Other Assets,” for more information regarding the distributed REIT shares held by the Company.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	June 30,	December 31,
	2020	2019
(in thousands)
Total assets	$17,104	$56,356
Other liabilities	72	130

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$405	$2,569	$1,517	$2,769
Operating expenses	145	156	636	487
Net income and net income attributable to the entity	1,045	749	1,121	2,783

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

The following table provides information about the UPB and fair value adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
UPB	$1,280	$54,100
Fair value adjustments	11	—
Loans HFI, net	$1,291	$54,100

On January 3, 2020, the entire $53.6 million UPB of the Hunt Note was fully repaid. At June 30, 2020 and December 31, 2019, the Company had one and two HFI loans, respectively, that had a combined UPB and fair value of $1.3 million and $54.1 million, respectively.

The Company elected the fair value option for one of its HFI loans that had a UPB and fair value of $1.3 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively. The fair value option was elected upon its recognition so as to minimize certain operational challenges associated with accounting for this loan.

At June 30, 2020 and December 31, 2019, the Company had no HFI loans that were on nonaccrual status or that were past due in scheduled principal or interest payments and still accruing interest.

Unfunded Loan Commitments

At June 30, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary of REL, had $0.8 million and $1.6 million, respectively, of unfunded loan commitments.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Other assets:
Real estate owned	$14,526	$8,397
Debt issue costs	2,590	2,675
Equity investments	2,709	—
Derivative assets	720	597
Accrued interest receivable	172	853
Other assets	550	462
Total other assets	$21,267	$12,984

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Land improvements	$11,907	$5,778
Land	2,619	2,619
Total	$14,526	$8,397

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first six months of 2020, the Company invested $6.1 million in additional land improvements that were capitalized as part of the carrying value of such investment. Since REO has not been placed in service, no depreciation expense was recognized in connection with this land investment for the three months and six months ended June 30, 2020 and June 30, 2019, nor were any impairment losses recognized by the Company during these periods in connection with REO.

Debt Issuance Costs

During the first quarter of 2020, the Company incurred, but deferred in the Consolidated Balance Sheets, $0.5 million of additional debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These additional costs were due to the joinder of an additional lender and an increase in commitment by one of the existing lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility. During the three months and six months ended June 30, 2020, the Company recognized $0.3 million and $0.5 million of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At June 30, 2020 and December 31, 2019, the unamortized balance of debt issuance costs was $2.6 million and $2.7 million, respectively. See Note 6, “Debt,” for more information.

Equity Investments

On May 22, 2020, the Company received a $2.9 million pro-rata distribution from SAWHF of 7.2 million shares of a residential REIT that are listed on the JSE. These shares are reported at their fair value and are denominated in South African rand. During the three months ended June 30, 2020, the Company recognized $0.2 million in “Net loss on other assets” within the Company’s Consolidated Statements of Operations. At June 30, 2020, the carrying value of these shares was $2.7 million. See Note 8, “Fair Value,” for more information.

Derivative Assets

At June 30, 2020 and December 31, 2019, the Company recognized $0.7 million and $0.6 million, respectively, of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2020 and December 31, 2019:

	At		At
	June 30, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)	Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	$2,219	2.2%	$2,212	3.2%
Due after one year	92,144	2.2	93,276	3.2
Revolving credit facility debt obligations
Due within one year	—	—	—	—
Due after one year	110,000	5.5	94,500	5.6
Notes payable and other debt (2)
Due within one year	4,429	14.2	6,828	14.7
Due after one year	13,383	5.2	1,500	5.0

Total other debt	222,175	4.2	198,316	4.8

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	275	2.8	—	—
Due after one year	23,082	2.8	—	—
Non-bond related debt
Due within one year	—	—	650	5.0
Due after one year	—	—	2,850	5.0

Total asset related debt	23,357	2.8	3,500	5.0

Total debt	$245,532	4.1%	$201,816	4.8%
(1)	The subordinated debt balances include net cost basis adjustments of $7.2 million and $7.4 million at June 30, 2020 and December 31, 2019, respectively, that pertain to premiums and debt issuance costs.
(2)	Included in Other Debt – notes payable and other debt were unamortized debt issuance costs of $0.1 million at June 30, 2020 and December 31, 2019.

(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs of $0.2 million at June 30, 2020.
(4)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June 30, 2020:

Asset Related Debt
(in thousands)	and Other Debt
2020	$5,398
2021	2,278
2022	134,850
2023	11,108
2024	1,813
Thereafter	83,197
Net premium and debt issue costs	6,888
Total debt	$245,532

At June 30, 2020, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at June 30, 2020:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,740	$2,192	$27,932	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,405	1,999	25,404	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,492	1,066	14,558	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,530	1,939	26,469	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$87,167	$7,196	$94,363
(1)	The subordinated principal amortizes 2.0% per annum.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At June 30, 2020, the LIBOR base rate plus the fixed spread was 4.25%. At June 30, 2020, the weighted-average effective interest rate of the Company’s obligation was 5.5%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At June 30, 2020, the UPB and carrying value of amounts borrowed from the revolving credit facility was $110.0 million. The Company recognized $1.6 million and $2.9 million of related interest expense in the Consolidated Statements of Operations for the three months and six months ended June 30, 2020, respectively.

Notes Payable and Other Debt

At June 30, 2020, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $4.3 million and $4.2 million, respectively. This debt, which is denominated in South African rand, has a contractual maturity date of September 8, 2020, and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At June 30, 2020, the JIBAR base rate was 3.9% and this debt obligation’s weighted-average effective interest rate, which is recalculated over the life of the debt instrument when JIBAR resets and incorporates the impact of the unamortized balance of debt issuance costs into its derivation, was 14.6%.

At June 30, 2020, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”) was $4.5 million. This debt bears interest at 5.0%. The $3.0 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity that has been reserved for interest payments. The total amount advanced by the lender shall not exceed 65% of the value of pledged real estate and 75% of the development allowable hard costs incurred by borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of $11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three year extension term. Obligations associated with this debt are guaranteed by the Company. At June 30, 2020, the UPB and carrying value of this debt obligation was $9.3 million and $9.1 million, respectively.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

Bond Related Debt

On June 5, 2020, the Company entered into a total return swap (“TRS”) agreement related to our Infrastructure Bond. The Company conveyed its interest in such bond investment to a counterparty in exchange for cash consideration while simultaneously executing a TRS agreement with the same counterparty for purposes of retaining the economic risks and returns of such investments. The conveyance of the Company’s interest in such bond was treated for reporting purposes as a secured borrowing while the TRS agreement that was executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instrument caused the conveyance of the Company’s interest in this bond not to qualify as a sale for reporting purposes.

At June 30, 2020, under the terms of this TRS agreement, which has a maturity date of June 6, 2022, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bond (UPB of $26.7 million with a pay rate of 6.3% at June 30, 2020). The Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association (“SIFMA”) index rate, subject to a 0.5% floor, plus a spread of 2.0% (notional amount of $23.5 million with an average pay rate of 2.5% at June 30, 2020). Additionally, as required by the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. Furthermore, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the conveyed Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

During the first quarter of 2020, the $3.5 million debt obligation to MGM Principals was reclassified to Other Debt upon the full repayment of the Hunt Note.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2020 and December 31, 2019.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	June 30, 2020		December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Basis swaps	$—	$651	$318	$—
Interest rate caps	73	—	227	—
Interest rate swaps	—	1,955	52	—
Foreign currency forward exchange	647	—	—	117
Gain share arrangement (1)	—	36	—	—
Total carrying value of derivative instruments	$720	$2,642	$597	$117
(1)	Refer to Note 6, “Debt” for more information.

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2020	2019
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	3,802	4,685
Total notional amount of derivative instruments	$108,802	$109,685

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Total return swaps (1)	$—	$(38)	$—	$(42)
Basis swaps (2)	143	(180)	(936)	(253)
Interest rate caps	(18)	(86)	(154)	(563)
Interest rate swaps (3)	(466)	(1,395)	(2,044)	(2,276)
Foreign currency forward exchange	(207)	(173)	875	(180)
Gain share arrangement	(36)	—	(36)	—
Total net losses of derivative instruments	$(584)	$(1,872)	$(2,295)	$(3,314)
(1)	The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was de minimis for the three months ended June 30, 2019, and $0.2 million for the six months ended June 30, 2019.
(2)	The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was de minimis for the three months ended June 30, 2020, while net cash received was de minimis for the six months ended June 30, 2020. Net cash received was $0.1 million for the three months and six months ended June 30, 2019.
(3)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was de minimis for the three months and six months ended June 30, 2020, while the net cash received was $0.1 million and $0.2 million for the three months and six months ended June 30, 2019, respectively.

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

●	Level 1: Valuation is based upon quoted prices in active markets for identical instruments.
●	Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.
●	Level 3: Valuation is generated from techniques that use significant assumptions that are not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	June 30,	Fair Value Measurements
(in thousands)	2020	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$29,988	$—	$—	$29,988
Loans held for investment	1,291	—	—	1,291
Equity investments	2,709	2,709	—	—
Derivative instruments	720	—	720	—

Liabilities:
Derivative instruments	$2,642	$—	$2,606	$36

	At
	December 31,	Fair Value Measurements
(in thousands)	2019	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,365	$—	$—	$31,365
Loans held for investment	500	—	—	500
Derivative instruments	597	—	597	—

Liabilities:
Derivative instruments	$117	$—	$117	$—

Changes in Fair Value

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2020:

	Investments in	Loans Held for	Derivative
(in thousands)	Debt Securities	Investment	Liabilities
Balance, April 1, 2020	$29,645	$1,271	$—
Net gains (losses) included in earnings (1)	—	20	(36)
Net change in AOCI (2)	467	—	—
Impact from sales or redemptions	—	—	—
Impact from settlements (3)	(124)	—	—
Balance, June 30, 2020	$29,988	$1,291	$(36)
(1)	This amount represents $20 thousand of unrealized gains recognized during this reporting period in connection with the Company’s loan investment held at June 30, 2020. This amount is classified as “Net gains (losses) on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations. In addition, the Company recognized $36 thousand of unrealized losses during this reporting period related to the gain share arrangement that is classified as “Net losses on derivatives” in the Company’s Consolidated Statement of Operations.
(2)	This amount represents $0.5 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, April 1, 2019	$81,102	$776
Net losses included in earnings	—	(42)
Net change in AOCI (1)	(21,063)	—
Impact from sales or redemptions	(24,779)	—
Impact from settlements (2)	(24)	(734)
Balance, June 30, 2019	$35,236	$—
(1)	This amount represents the reclassification into the Consolidated Statements of Operations of $20.7 million of net fair value gains related to bonds that were sold or redeemed during this reporting period and $0.4 million of net unrealized losses recognized during this reporting period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2019, related to activity presented in the preceding table:

	Net losses on	Net gains on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at April 1, 2019 but settled during the second quarter of 2019	$—	$(42)
Additional realized gains recognized	20,693	4
Total net gains (losses) reported in earnings	$20,693	$(38)
(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net losses on derivatives” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2020:

	Investments
	in Debt	Loans Held for	Derivative
(in thousands)	Securities	Investment	Liabilities
Balance, January 1, 2020	$31,365	$500	$—
Net gains (losses) included in earnings (1)	—	11	(36)
Net change in AOCI (2)	(1,296)	—	—
Impact from loan originations / advances	—	780	—
Impact from settlements (3)	(81)	—
Balance, June 30, 2020	$29,988	$1,291	$(36)
(1)	This amount represents $11 thousand of unrealized gains recognized during this reporting period in connection with the Company’s loan investment held at June 30, 2020. This amount is classified as “Net gains (losses) on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations. In addition, the Company recognized $36 thousand of unrealized losses during this reporting period related to the gain share arrangement that is classified as “Net losses on derivatives” in the Company’s Statement of Operations.
(2)	This amount represents $1.3 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	—	(195)
Net change in AOCI (1)	(24,228)	—
Impact from sales or redemptions	(37,369)	—
Impact from settlements (2)	(357)	(935)
Balance, June 30, 2019	$35,236	$—

(1)	This amount represents the reclassification into the Consolidated Statements of Operations of $24.3 million of net fair value gains related to bonds that were sold or redeemed during this reporting period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments. Included in this amount is $0.3 million of cumulative transition adjustment to retained earnings that was recognized in connection with the Company’s adoption of ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-10): Premium Amortization on Purchased Callable Debt Securities” on January 1, 2019.

The following table provides information about the amount of realized and unrealized (losses) gains that were reported in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2019, related to activity presented in the preceding table:

	Net gains on	Net losses on
(in thousands)	bonds (1)	derivatives (2)
Change in unrealized losses related to assets and liabilities held at January 1, 2019, but settled during 2019	$—	$(195)
Additional realized gains recognized	24,264	152
Total net gains (losses) reported in earnings	$24,264	$(43)
(1)Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.
(2)	Amounts are classified as “Net losses on derivatives” in the Company’s Consolidated Statements of Operations.

Fair Value Measurements of Instruments That Are Classified as Level 3

Significant unobservable inputs presented in the tables that follow are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs that are referenced in the tables below:

●	Market yield – is a market rate of return used to calculate the present value of future expected cash flows to arrive at the fair value of an instrument. The market yield typically consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, Municipal Market Data or SIFMA index rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.
●	Capitalization rate – is calculated as the ratio between the NOI produced by a commercial real estate property and the price for the asset. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.
●	NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis over the 10-year projection period. These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property. Generally, an increase in NOI will result in an increase to the fair value of the property.
●	Valuation technique weighting factors – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more indications of fair value considering the reasonableness of the range indicated by those results.
●	Contract or bid prices – represents a third-party sale agreement or purchase offer executed in connection with the pending sale of an affordable housing property that secures one of the Company’s bond investments. In instances where multiple purchase offers have been received an average of the offers received is utilized. Estimated

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

	Fair Value Measurement at June 30, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$23,874	Discounted cash flow	Market yield	7.6%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,114	Discounted cash flow	Market yield	7.2	N/A
			Capitalization rate	6.3	N/A
Loans held for investment	1,291	Discounted cash flow	Market yield	7.6	N/A
Derivative instruments:
Gain share arrangement	(36)	Discounted cash flow	Market yield	7.6	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

	Fair Value Measurement at December 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$25,339	Discounted cash flow	Market yield	7.0%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,026	Discounted cash flow	Market yield	7.3	N/A
			Capitalization rate	6.2	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (50% weighting factor)	0.7	N/A
			• Bid price (50% weighting factor)	$16,611	N/A
Loans held for investment	500	Discounted cash flow	Market yield	8.0%	8.0%
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.
(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Nonrecurring Changes in Fair Value

At June 30, 2020, the Company’s equity investment in the SF Venture was assessed to be other-than-temporarily impaired. Consequently, the Company adjusted the carrying value of such investment to its fair value as of such reporting date, which was estimated by determining the Company’s share of the net asset value (“NAV”) of the SF Venture at June 30, 2020, where the assets and liabilities of the SF Venture were adjusted to their fair values as of such reporting date and a discount for lack of marketability was then applied to the Company’s share of the measured NAV of the SF Venture. The Company recognized a $9.0 million impairment loss in adjusting this investment’s carrying value to its measured fair value. Because of the limited observability of certain valuation inputs that were used to measure the fair value of this equity investment, it was classified as level 3 in the fair value hierarchy at June 30, 2020. There were no nonrecurring fair value adjustments recognized by the Company during the three months and six months ended June 30, 2019.

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

	At
	June 30, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$24,554	$24,554	$—	$—
Restricted cash	17,300	17,300	—	—

Liabilities:
Notes payable and other debt - bond related	23,357	—	—	23,509
Notes payable and other debt - non-bond related	17,812	—	—	16,898
Revolving credit facility obligations	110,000	—	—	110,000
Subordinated debt issued by MFH	94,363	—	—	37,347

	At
	December 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,555	$8,555	$—	$—
Restricted cash	4,250	4,250	—	—
Loans held for investment	53,600	—	—	54,276

Liabilities:
Notes payable and other debt - non-bond related	11,828	—	—	10,888
Revolving credit facility obligations	94,500	—	—	94,500
Subordinated debt issued by MFH	95,488	—	—	46,934

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 12.5% and 11.7% at June 30, 2020 and December 31, 2019, respectively. As outlined in the table above, at June 30, 2020, the aggregate fair value was measured at $37.3 million. At June 30, 2020, the measured fair value of this debt would have been $49.1 million and $29.5 million had its market yield been 9.0% and 16.0%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Revolving credit facility debt obligations – Fair value of these debt obligations is measured by discounting projected contractual payments of interest and principal using an estimated market yield.

Note 9—Guarantees and Collateral

Guarantees

The Company has guaranteed the performance of payment obligations of certain of its subsidiaries under various debt agreements to third parties. The Company has guaranteed all MFH payment obligations and performance under the terms of the Company’s subordinated debt. However, the Company’s guarantee of the subordinated debt is subordinated to repayment of any senior debt of the Company. Additionally, contemporaneously with the execution of the revolving credit facility, the Company agreed to guarantee all payment and performance obligations of MEH under the credit agreement to the lenders. Furthermore, the Company agreed to guarantee all payment and performance obligations of the borrower associated with financing obtained in the second quarter of 2020 related to our direct investment in real estate that is in process of development. Currently, the Company expects that it will not need to make any payments under these guarantees.

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at June 30, 2020 and December 31, 2019:

	At
	June 30, 2020
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,329	$—	$363,070	$—	$364,399
Debt related to TRS agreement	10,020	23,874	—	—	33,894
Debt related to the Company's REO	250	—	—	14,526	14,776
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	—	1,994	2,709	6,077
Interest rate swaps	4,319	—	—	—	4,319
Other	8	—	—	—	8
Total	$17,300	$23,874	$365,064	$17,235	$423,473

	At
	December 31, 2019
			Total
	Restricted	Investments in	Assets
(in thousands)	Cash	Partnerships	Pledged
Debt related to the revolving credit facility	$1,070	$289,123	$290,193
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,369	7,732	9,101
Interest rate swaps	1,803	—	1,803
Other	8	—	8
Total	$4,250	$296,855	$301,105

Note 10—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at June 30, 2020.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. These legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At June 30, 2020, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Other Risks and Uncertainties

We are monitoring the economic impact of the COVID-19 pandemic on the performance of our investments and underlying real estate values. Although we have not recognized impairment charges other than that for the SF Venture discussed above, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions continue to deteriorate. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

With respect to recognized DTA, the Company’s assessment of the likelihood of realizing tax benefits related to DTAs recognized in the fourth quarter of 2019 did not change in the second quarter of 2020. That is, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at June 30, 2020. Consequently, the Company did not make an adjustment in the second quarter of 2020 to the carrying value of DTAs that were recognized at December 31, 2019. Nonetheless, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a change to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of June 30, 2020, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of June 30, 2020, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net (loss) income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income from continuing operations	$(3,508)	$23,220	$(6,566)	$26,109
Net loss from discontinued operations	—	(1)	—	(8)
Net (loss) income	$(3,508)	$23,219	$(6,566)	$26,101

Basic and diluted weighted-average shares (1)	5,807	5,884	5,806	5,883
(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

Common Shares

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”). In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines the plan is no longer required, whichever comes first. Subsequently, shareholders ratified the Board’s decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing this limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At June 30, 2020, the Company had two shareholders, including one of its executive officers, Michael L. Falcone, who held greater than a 4.9% interest in the Company. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchases. As a result of the Board’s action, purchases made by Mr. Falcone up to the authorized 7,500 common shares would not be a triggering event for purposes of the Rights Plan if purchased prior to December 31, 2020.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended June 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, April 1, 2020	$6,387	$793	$7,180
Net unrealized gains (losses)	467	(110)	357
Income tax losses	(128)	—	(128)
Net change in AOCI	339	(110)	229
Balance, June 30, 2020	$6,726	$683	$7,409

The following table provides information related to the net change in AOCI for the three months ended June 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, April 1, 2019	$34,460	$97	$34,557
Net unrealized losses	(370)	(80)	(450)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(20,693)	—	(20,693)
Net change in AOCI	(21,063)	(80)	(21,143)
Balance, June 30, 2019	$13,397	$17	$13,414

The following table provides information related to the net change in AOCI for the six months ended June 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(1,296)	716	(580)
Income tax gains	356	—	356
Net change in AOCI	(940)	716	(224)
Balance, June 30, 2020	$6,726	$683	$7,409

The following table provides information related to the net change in AOCI for the six months ended June 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains (losses)	36	(55)	(19)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(24,264)	—	(24,264)
Net change in AOCI	(24,228)	(55)	(24,283)
Balance, June 30, 2019	$13,397	$17	$13,414

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Non-employee Directors’ Stock-Based Compensation Plans	$194	$164	$388	$328

Employees’ Stock-Based Compensation Plans

At June 30, 2020, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 376,679 were available to be issued at June 30, 2020. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June 30, 2020 and June 30, 2019. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
June 30, 2020	(1)	$193,750	3,668	3,813	$25.90	—	$387,500
June 30, 2019		163,750	1,078	3,966	32.46	—	327,500

(1)	During the first quarter of 2020, the Board approved the addition of two independent directors.

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

For the three months and six months ended June 30, 2020 and June 30, 2019, no incentive fee was earned by our External Manager. During the three months ended June 30, 2020 and June 30, 2019, the Company recognized $2.4 million and $2.1 million, respectively, and $5.2 million and $4.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At June 30, 2020 and December 31, 2019, $2.4 million and $1.2 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Loans HFI and Investment in Partnerships

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that had an initial term of seven years, prepayable at any time and bearing interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s election to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management and (ii) certain assets pertaining to a specific LIHTC property from affiliates of Morrison Grove Management, LLC (these agreements are collectively referred hereinafter to as the “MGM Agreements”). On December 20, 2019, Hunt prepaid $13.4 million of the note receivable and as a result, the UPB of the note was $53.6 million at December 31, 2019. During the three months and six months ended June 30, 2019, the Company recognized $0.8 million and $1.7 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At December 31, 2019, $0.7 million of accrued interest was payable by Hunt. On January 3, 2020, the note receivable was fully repaid.

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

Note 14—Segment Information

At June 30, 2020 and December 31, 2019, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In the first quarter of 2020, we supplemented the risk factors described under Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report with the additional risk factor set forth below.

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

We believe that our ability to operate and our level of business activity has been and is likely to continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic, and that such impacts could have a material adverse effect on our business, financial condition and results of operations. Factors that may adversely impact our financial condition and results of operations related to COVID-19, or potentially another pandemic, include the following:

●	the availability of permanent loans, tax credit equity and other monetization events that are the primary sources of repayment of loans made by the Solar Ventures may be limited, which could lead to impairment of loans made by the Solar Ventures and we may lose some or all of our investment;
●	the value of renewable energy infrastructure projects that secure loans made by the Solar Ventures could decline, which would negatively impact the value of loans made by the Solar Ventures, potentially permanently and materially;
●	the disruption in the credit markets could cause a lack of opportunity for future loans through a reduced pipeline of loans for investment by the Solar Ventures as well as a reduced availability of other infrastructure investments. Additionally, if the Company is unable to fund its share of capital contributions to the Solar Ventures as a result of an inability to access the debt and equity capital markets, or our capital partner becomes unwilling or unable to continue to contribute its share of capital to the Solar Ventures, which could cause the Solar Ventures to default on their lending commitments to their borrowers, which would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation;
●	if we are unable to access the debt or equity capital markets in order to satisfy financial obligations to our capital partner under various non-pro rata funding agreements, our capital partner may have the right to either (i) cause the Solar Ventures to make special distributions disproportionately to it (without distribution to us) of net cash flow from any capital transactions (subject to limitations provided in such non-pro rata funding agreements) or (ii) enter into a mutually agreeable definitive amendment (to be negotiated in good faith) to the relevant operating agreements of the Solar Ventures reflecting the majority funding position of the Company’s capital partner;
●	construction or development of renewable energy or other infrastructure projects that are being or could be financed through loans made by the Company or Solar Ventures may be unable to proceed on a timely basis or at all due to, among other things, government mandated restrictions or moratoriums on construction or the inability to source the necessary construction personnel, equipment or parts;

●	significant uncertainty and volatility with respect to the current and future values of real estate-related assets as COVID-19 is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The impact of COVID-19 on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, lower transaction volume may result in less data for assessing real estate values. This increases the risk that our asset values may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the period and may not reflect the changes in values resulting from COVID-19. In addition, this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate or other asset values decline after the date we disclose our asset values, whether related to COVID-19 or otherwise, new investors may overpay for their investment in our common stock, which would heighten their risk of loss;
●	restrictions on business operations and re-openings or an economic downturn is likely to negatively impact the development activity related to our equity investment in the SF Venture. Moreover, revenues generated by tenants of the SF Venture may be reduced or the SF Venture may have to grant concessions to tenants both of which could cause losses related to our equity investment in the SF Venture. These factors led to the impairment of our investment in the SF Venture at June 30, 2020;
●	should economic conditions further deteriorate and cause declines in the value of our investments that would be assessed to be other-than-temporary in nature, we would recognize additional impairment losses related to such investments;
●	personnel of our External Manager, including our executive officers and other employees of the External Manager that support our operations may become ill and unavailable; and
●	third-party vendors we rely on to conduct our business, including vendors that provide IT services, legal and accounting services, or other operational support services may become unable to deliver services or support to the Company.

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

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2020.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2020.

Issuer Purchases of Equity Securities

None for the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	August 10, 2020	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	August 10, 2020
Name:	Michael L. Falcone
Title:	Chief Executive Officer

By:	/s/ David C. Bjarnason	August 10, 2020
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1