Form 10-Q
period 2020-09-30
MMA Capital Holdings, Inc.
filed 2020-11-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report year ended September 30, 2020

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

There were 5,706,366 shares of common shares outstanding at November 2, 2020.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “focus” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

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

PART I – FINANCIAL INFORMATION

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Selected income statement data
Net interest income	$347	$554	$559	$2,276
Non-interest income	8,606	12,587	2,429	10,666
Other expenses	4,907	14,689	7,237	4,213
Net income (loss) from continuing operations before income taxes	4,046	(1,548)	(4,249)	8,729

Income tax (expense) benefit (1)	(1,110)	(1,960)	1,191	60,571
Net income (loss)	$2,936	$(3,508)	$(3,058)	$69,300

Earnings per share data
Net income (loss): Basic and Diluted	$0.51	$(0.60)	$(0.53)	$11.84

Net income (loss) from continuing operations before income taxes per share: Basic and Diluted	$0.70	(0.27)	$(0.73)	$1.49

Average shares: Basic and Diluted	5,811	5,807	5,804	5,855

Market and per common share data
Market capitalization	$128,450	$131,884	$141,021	$181,322
Common shares at period-end	5,815	5,811	5,807	5,805
Share price during period:
High	28.42	29.00	32.70	33.00
Low	22.19	22.11	20.00	29.01
Closing price at period-end	22.51	23.12	24.73	31.80
Book Value per common share: Basic and Diluted	47.74	47.24	47.82	48.43
Adjusted Book Value per common share: Basic and Diluted (2)	38.08	37.37	37.59	38.49

Selected balance sheet data
Cash and cash equivalents	$21,784	$24,554	$23,164	$8,555
Investments in debt securities	30,305	29,988	29,645	31,365
Investment in partnerships	373,707	375,200	368,598	316,677
Deferred tax assets, net	56,156	57,336	59,394	57,711
Loans held for investment	1,302	1,291	1,271	54,100
All other assets	39,175	38,567	26,000	17,234
Total assets	$522,429	$526,936	$508,072	$485,642

Debt	$238,381	$245,532	$223,653	$201,816
All other liabilities	6,430	6,917	6,750	2,701
Total liabilities	244,811	252,449	230,403	204,517
Common shareholders' equity ("Book Value")	$277,618	$274,487	$277,669	$281,125

Rollforward of Book Value
Book Value - at beginning of period	$274,487	$277,669	$281,125	$212,910
Net income (loss)	2,936	(3,508)	(3,058)	100,977
Other comprehensive income (loss)	98	229	(453)	(30,064)
Common share repurchases	—	—	(41)	(2,730)
Other changes in common shareholders' equity	97	97	96	32
Book Value - at end of period	$277,618	$274,487	$277,669	$281,125

Less: Deferred tax assets, net	56,156	57,336	59,394	57,711
Adjusted Book Value (2) - at end of period	$221,462	217,151	$218,275	$223,414

(1)	The Company recognized a net $57.7 million deferred tax asset (“DTA”) in the fourth quarter of 2019 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)	Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of September 30, 2020; June 30, 2020; March 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with infrastructure, including renewable energy projects. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019 and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at September 30, 2020, and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

We operate as a single reporting segment.

COVID-19 and Related Business Impacts

General

In many countries, including the U.S., the outbreak of a novel coronavirus (“COVID-19”) has adversely impacted overall economic activity and contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as many countries, including the U.S., continue to institute or modify quarantines, business closures and operating restrictions, governmental agency closures and restrictions on travel and group gatherings to contain COVID-19.

The long-term impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19, and the measures taken to control it, all of which remain uncertain and difficult to predict. While we are not able to estimate the long-term effects of these factors on our business at this time, the adverse impact on our business, results of operations, financial condition and cash flows could be material. Refer to Part II, Item 1A. “Risk Factors” of this Report for additional information about risks to our business that are posed by COVID-19.

Business Operations

We are managed by our External Manager. We also rely upon other third-party vendors to conduct business operations, including vendors that provide information technology services, legal and accounting services or other support services.

As of September 30, 2020, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

As of September 30, 2020, the construction and development of renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were not significantly impacted by the COVID-19 pandemic as the development and construction of such projects qualified as critical infrastructure or essential services. Furthermore, projects that were financed by loans made by the Solar Ventures did not experience any significant supply chain issues or construction delays during the third quarter of 2020.

All loans made by the Solar Ventures, which were valued at 100% of UPB at September 30, 2020, were assessed to be adequately secured and were expected at September 30, 2020 to be repaid in full. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a given loan or the sale of an underlying renewable energy project to third-parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. The Solar Ventures may themselves participate in the take-out of such loans by providing financing, including long-term mezzanine financing or other credit enhancements. Given the macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we will continue to closely monitor loan performance and expected sources of repayment.

Origination activity at the Solar Ventures during the first nine months of 2020 has not been meaningfully impacted by COVID-19.

Other Investments and Hedging Instruments

The Company’s 80% ownership interest in a joint venture, which owns a mixed-use town center development that consists of hotel tenants, retail tenants and undeveloped land parcels and whose incremental tax revenues secure our tax-exempt municipal bond (“Infrastructure Bond”) (hereinafter, the “SF Venture”), was determined to be other-than-temporarily impaired during the preparation of our second quarter financial statements as of June 30, 2020, given the impacts of the downturn in the economy stemming from COVID-19. Consequently, the Company recognized a related $9.0 million impairment loss in its Consolidated Statements of Operations in the second quarter of 2020. There were no additional impairment charges recognized during the third quarter of 2020.

We are monitoring the economic impact of the COVID-19 pandemic on the performance of our investments and underlying real estate values. Although we have not recognized impairment charges other than that for the SF Venture discussed above, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate further. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

Hedging instruments used by the Company to manage interest rate and foreign currency risks have performed in accordance with the contractual terms.

DTAs

While COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at September 30, 2020. Consequently, the Company did not make an adjustment in the third quarter of 2020 to the carrying value of DTAs that were recognized at December 31, 2019. However, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a reduction to the net carrying value of DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Liquidity and Capital Resources

During the first nine months of 2020, COVID-19 has not prevented us from operating our business and making investments.

Through September 30, 2020, the Company was in compliance with all its debt covenants.

Renewable Energy Investments

We invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout the U.S. Renewable energy debt in which we invest is primarily structured as senior secured fixed rate loans that are made through joint ventures or directly on our balance sheet. These loans, which are generally short-term in nature, are typically made to borrowers when they are in the late stages of development or in construction of their commercial, utility and community solar scale photovoltaic (“PV”) facilities that are located across different states and benefit from various state and federal regulatory programs. The short duration of loans in which we typically invest also helps us to efficiently manage interest rate risk, mitigate long-term risks such as credit exposure to off-take counterparties and provide us flexibility to target investments although there may be opportunities in the future to originate longer-dated investments that would provide greater insight into our future earnings.

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); Solar Development Lending, LLC (“SDL”); these joint ventures together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”), are hereinafter referred to as the “Solar Ventures.” We are a 50% investor member in the renewable energy joint ventures in which we invest though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to non-pro rata funding agreements between our capital partner and us. Such non-pro rata funding agreements are generally executed in instances when the Company does not have sufficient liquidity at the time of a capital call. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At September 30, 2020, we had a minority economic interest in two of the Solar Ventures.

Lending Activities of the Solar Ventures

The Solar Ventures typically lend on a senior secured basis collateralized by solar projects, but may also invest in subordinated loans, mezzanine loans and revolving loans and may finance non-solar renewable technologies such as wind and battery storage, or provide equipment financing and other customized debt solutions for borrowers. The Solar Ventures have historically targeted loans that are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, with origination fees that range from 1.0% to 3.0% on committed capital and fixed-rate coupons that range from 7.0% to 14.0%. These loans typically range in size from $2 million to over $50 million.

Since their inception in 2015, the Solar Ventures have invested in more than 195 project-based loans that total $2.9 billion of debt commitments for the development and construction of over 760 renewable energy project sites. When completed, these projects are expected to contribute to the generation of over 9.3 gigawatts of renewable energy, thereby eliminating approximately 267.6 million metric tons of carbon emissions over their project lives.

The Solar Ventures closed $92.3 million of commitments across five loans during the third quarter of 2020 as compared to $247.5 million across 12 loans during the second quarter of 2020. Additionally, origination volume during the first nine months of 2020 declined to $626.9 million as compared to loan originations made during the first nine months of 2019 of $789.0 million. Declines in origination volumes during these periods were primarily driven by the amount of available capital and a desire to not overextend the Company’s liquidity given our share of unfunded loan commitments of the Solar Ventures and other business needs.

Through September 30, 2020, $1.8 billion of commitments across 143 project-based loans had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) of 16.2% that was on average higher than originally underwritten loan IRRs. For the three months ended September 30, 2020, 11 loans totaling $221.1 million of commitments had been repaid, resulting in a WAIRR of 12.4%. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buyout our former investment partner’s interest in REL; and (iii) the opportunity cost of idle capital.

At September 30, 2020, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) and total fair value (“FV”) of $745.8 million, a weighted-average remaining maturity of seven months and a weighted-average coupon of 10.0%. At December 31, 2019, loans funded through the Solar Ventures had an aggregate UPB and total fair value of $654.4 million, a weighted-average maturity of 10 months and a weighted-average coupon of 10.8%.

It should be noted that certain components of the national and some local renewable energy finance markets, such as the Electric Reliability Council of Texas, or “ERCOT”, have been and may further be affected by changing market dynamics, resulting in supply and demand imbalances, particularly for tax equity investments. These market dynamics may materially and negatively impact the Solar Ventures’ loan portfolio in a variety of ways, including, but not limited to, the availability and pricing of tax equity and the deterioration of underlying project value if the price of electricity falls due to competition or waning demand and a project has merchant exposure. The Solar Ventures’ concentration in some of the affected markets could further impact when and how capital invested in late-stage development and construction loans is repaid and re-invested. At September 30, 2020, 54% of the total UPB of outstanding loans of the Solar Ventures was associated with a single sponsor and financed projects located in the ERCOT. Additionally, at September 30, 2020, all but two of the underlying renewable energy projects that the Solar Ventures have lent against, both of which are in ERCOT and whose related financing had an aggregate UPB of $365.9 million, had usual and customary take-out commitments in place as generally required under the loan agreements, and negotiations were actively proceeding to obtain such commitments for the remaining two projects. At September 30, 2020, all Solar Venture loans, including those renewable energy projects in ERCOT, were valued at 100% of UPB, were assessed to be adequately secured and were expected to be repaid in full.

Table 1 provides financial information about the composition of the Solar Ventures’ loan portfolio at September 30, 2020 and December 31, 2019.

Table 1: Composition of the Solar Venture’s Loan Portfolio

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Late-stage development	$244,264	$298,609
Construction	463,827	321,809
Permanent	2,355	23,597
Other loans associated with renewable energy	35,338	10,345
Total UPB	$745,784	$654,360

The Solar Ventures had $306.2 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At September 30, 2020, $147.8 million of such commitments were attributable to the Company based upon its interest in these ventures. Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and idle capital. Idle capital may arise due to the difficulty of aligning loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures would be required.

Investment Interests and Related Carrying Values

At September 30, 2020, through MMA Energy Holdings, LLC, the Company was a 50% investor member but held economic interests of 43.4%, 50.0% and 42.9% in SCL, SPL and SDL, respectively, and was the sole member in REL. The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below. During the third quarter of 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed the full $56.0 million in SCL capital calls and $24.0 million of $39.0 million in SDL capital calls, while the Company contributed the $15.0 million balance, with respect to SDL. In addition, in accordance with a non-pro rata funding agreement between the Company and our capital partner, our capital partner in SCL received distributions of $65.0 million, while the Company received distributions of $15.0 million. As a consequence of these non-pro rata capital contributions and distributions during the third quarter of 2020, our economic interest in SCL and SDL decreased in percentage terms from 44.2% and 43.6% in SCL and SDL, respectively, at June 30, 2020.

Subsequent to September 30, 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed $82.0 million of $97.0 million in SCL and SDL capital calls, while the Company contributed the balance of these capital calls, or $15.0 million, which represented the full $15.0 million of distributions received from the ventures subsequent to the third quarter. As a consequence of these non-pro rata capital contribution and distributions, our economic interest in SCL and SDL decreased to 39.2% and 39.6%, respectively.

In addition to investments in the Solar Ventures, in the fourth quarter of 2019, the Company invested in a loan originated by our External Manager with a $2.1 million commitment made to a special purpose entity that is secured by land, which is subject to a 25-year ground lease to a community solar project, and by the equity interests in the borrower. The UPB and fair value of this loan, which bears interest at a fixed rate of 8.0% and matures in December 2022, was $1.3 million at September 30, 2020.

Table 2 provides financial information about the carrying value of the Company’s renewable energy investments at September 30, 2020 and December 31, 2019.

Table 2:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Equity investments in the Solar Ventures	$362,403	$289,123
Loan receivable	1,302	500
Total carrying value	$363,705	$289,623

The carrying value of the Company’s equity investments in the Solar Ventures increased $73.3 million during the nine months ended September 30, 2020 as a result of $45.8 million of net capital contributions made and $27.5 million of equity in income in the Solar Ventures that was recognized during the nine months ended September 30, 2020.

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

Table 3 summarizes income recognized by the Company in connection with our renewable energy investments for the periods presented.

Table 3:  Income Recognized from Renewable Energy Investments

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Equity in income from the Solar Ventures	$9,217	$6,022	$3,195	$27,487	$14,271	$13,216
Interest income	27	839	(812)	72	1,265	(1,193)
Net gains on loans	11	—	11	22	—	22
Total investment income	$9,255	$6,861	2,394	$27,581	$15,536	$12,045

The Company generated an unlevered net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 11.1% and 12.2% for the periods ended September 30, 2020 and September 30, 2019, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing total income from renewable energy investments by the average carrying value of renewable energy investments.

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

At September 30, 2020, the UPB and carrying value of amounts borrowed under the revolving credit facility was $103.7 million and the Company recognized $4.3 million of related interest expense in the Consolidated Statements of Operations during the nine months ended September 30, 2020.

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

At September 30, 2020, the reported carrying value of the Company’s net DTA was $56.2 million. A valuation allowance was also maintained at such reporting date against the portion of our DTAs that correspond to federal and state NOL carryforwards that we expected will expire prior to utilization based upon our forecast of pretax book income.

Investments in Bonds

The Company has one tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development. At September 30, 2020, the Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.7 million and $24.1 million, respectively. During the second quarter of 2020, a financing transaction was executed that involved the sale of this bond investment to a third party with which the Company contemporaneously-executed a total return swap (“TRS”) agreement that also referenced such bond investment. Given the economic interest retained in such bond investment through the TRS agreement, the Company reported the conveyance of such investment as a secured borrowing and, therefore, continued to recognize the Infrastructure Bond on the Company’s Consolidated Balance Sheets.

At September 30, 2020, we also held one subordinated unencumbered tax-exempt multifamily bond investment with a UPB and fair value of $4.0 million and $6.2 million, respectively.

Real Estate-Related Investments

At September 30, 2020, we maintained an interest in a real estate-related investment through our 80% ownership interest in the SF Venture. The carrying value of this investment was $9.7 million at September 30, 2020.

At September 30, 2020, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”). SAWHF is a multi-investor fund that matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2022. On May 22, 2020, the Company received a pro-rata distribution from SAWHF of 7.2 million common shares of a residential real estate investment trust (“REIT”) that is listed on the Main Board of the Johannesburg Stock Exchange. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. The carrying values of the Company’s equity investments in SAWHF and the REIT were $1.6 million and $2.6 million, respectively, at September 30, 2020.

At September 30, 2020, we also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the first nine months of 2020, the Company invested $7.0 million in additional land improvements that were capitalized, increasing the carrying value of our investment. As of September 30, 2020, the carrying value of this investment was $15.4 million.

Other Debt Obligations

At September 30, 2020, the Company had other debt obligations that included subordinated debt, notes payable and other debt used to finance certain non-interest bearing investments and asset related debt that was used to finance interest bearing investments. During the second quarter of 2020, the Company closed a $10.0 million lending arrangement that is secured by our direct investment in real estate that is in process of development and a $23.5 million financing arrangement associated with its Infrastructure Bond investment. The carrying value and weighted-average yield of the Company’s other debt obligations was $134.7 million and 2.6%, respectively, at September 30, 2020. Refer to Table 9, “Debt,” for more information.

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) increased $3.1 million in the third quarter of 2020 to $277.6 million at September 30, 2020. This change was driven by $3.0 million of comprehensive income and $0.1 million of other increases in common shareholders’ equity.

Book Value per share increased $0.50, or 1.1%, in the third quarter of 2020 to $47.74 at September 30, 2020.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) increased $4.3 million in the third quarter of 2020 to $221.5 million at September 30, 2020. This change was driven by $4.0 million of “Net income from continuing operations before income taxes” and $0.3 million of other increases in Book Value.

Adjusted Book Value per share increased $0.71, or 1.9%, in the third quarter of 2020 to $38.08 at September 30, 2020.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Income

We recognized comprehensive income of $3.0 million during the third quarter of 2020, which consisted of $2.9 million of net income and $0.1 million of other comprehensive income. In comparison, we recognized $4.9 million of comprehensive income in the quarter ended September 30, 2019, which consisted of $5.6 million of net income and $0.7 million of other comprehensive loss.

The $2.9 million of net income recognized in the third quarter of 2020 was primarily driven by the impact of strong returns on renewable energy investments. Refer to “Consolidated Results of Operations,” for more information.

Net income from continuing operations before income taxes in the third quarter of 2020 was $4.0 million, or $0.70 per share, as compared to $5.6 million of net income in the third quarter of 2019.

Other comprehensive gain of $0.1 million that we reported in the third quarter of 2020 was primarily attributable to net fair value gains that we recognized in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 4 provides Consolidated Balance Sheets for the periods presented.

Table 4: Consolidated Balance Sheets

	At	At
	September 30,	December 31,
(in thousands, except per share data)	2020	2019	Change
Assets
Cash and cash equivalents	$21,784	$8,555	$13,229
Restricted cash	17,224	4,250	12,974
Investments in debt securities	30,305	31,365	(1,060)
Investments in partnerships	373,707	316,677	57,030
Deferred tax assets, net	56,156	57,711	(1,555)
Loans held for investment	1,302	54,100	(52,798)
Other assets	21,951	12,984	8,967
Total assets	$522,429	$485,642	$36,787

Liabilities
Debt	$238,381	$201,816	$36,565
Accounts payable and accrued expenses	3,772	2,527	1,245
Other liabilities	2,658	174	2,484
Total liabilities	$244,811	$204,517	$40,294

Book Value: Basic and Diluted	$277,618	$281,125	$(3,507)

Less: Deferred tax assets, net	56,156	57,711	(1,555)
Adjusted Book Value: Basic and Diluted (1)	$221,462	$223,414	$(1,952)

Common shares outstanding: Basic and Diluted	5,815	5,805	10

Book Value per common share: Basic and Diluted	$47.74	$48.43	$(0.69)

Adjusted Book Value per common share (1): Basic and Diluted	$38.08	$38.49	$(0.41)

(1)	Adjusted Book Value and Adjusted Book Value per share are financial measures that are determined other than in accordance with GAAP. These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of September 30, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

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

Investments in debt securities decreased primarily due to the recognition of net fair value losses in the first nine months of 2020 that were attributable to increases in the market yields of such investments.

Investments in partnerships increased primarily as a result of net capital contributions of $45.8 million that we made to the Solar Ventures and the recognition of $27.5 million of equity in income of our investees. The impact of these items was partially offset by the effects of both a $9.0 million impairment charge recognized in the second quarter of 2020 related to our equity investment in the SF Venture and a $2.9 million distribution from SAWHF of 7.2 million common shares of a listed residential REIT.

Deferred tax assets, net decreased $1.6 million primarily due to the tax impact associated with the recognition of taxable income in the third quarter of 2020 and the establishment of a valuation allowance against deferred tax benefits stemming from the $9.0 million impairment charge associated with the Company’s equity investment in the SF Venture during the second quarter of 2020.

Loans held for investment decreased primarily as a result of the repayment of the Company’s $53.6 million loan receivable from Hunt (the “Hunt Note”) on January 3, 2020.

Other Assets increased primarily as a result of $7.0 million of land improvement costs that were capitalized in connection with a real estate investment that is in process of development and the aforementioned distribution from SAWHF of REIT common shares.

Debt increased primarily as a result of proceeds received in the second quarter of 2020 related to the aforementioned financing transactions involving the Company’s Infrastructure Bond investment and direct investment in real estate that is in process of development. Furthermore, outstanding debt increased due to additional amounts drawn on our revolving credit facility during the first nine months of 2020.

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

Net Income

Table 5 summarizes net income for the periods presented.

Table 5: Net Income (Loss)

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Net interest income	$347	$2,131	$(1,784)	$1,460	$6,440	$(4,980)
Non-interest income
Equity in income from unconsolidated funds and ventures	8,898	6,024	2,874	26,397	15,643	10,754
Net (losses) gains	(359)	1,477	(1,836)	(2,844)	22,397	(25,241)
Other income	67	80	(13)	69	112	(43)
Other expenses
Other interest expense	(2,169)	(1,207)	(962)	(6,856)	(3,613)	(3,243)
Impairment losses	—	—	—	(8,972)	—	(8,972)
Operating expenses	(2,738)	(2,903)	165	(11,005)	(9,205)	(1,800)
Net income (loss) from continuing operations before income taxes	4,046	5,602	(1,556)	(1,751)	31,774	(33,525)
Income tax expense	(1,110)	(26)	(1,084)	(1,879)	(89)	(1,790)
Net loss from discontinued operations, net of tax	—	—	—	—	(8)	8
Net income (loss)	$2,936	$5,576	$(2,640)	$(3,630)	$31,677	$(35,307)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds, loans and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the three months and nine months ended September 30, 2020, declined compared to that reported for the three months and nine months ended September 30, 2019, primarily due to the full repayment of the Hunt Note. Furthermore, net interest income for the nine months ended September 30, 2020, declined compared to that reported for the nine months ended September 30, 2019, due to the disposition and redemption of various bond-related investments throughout 2019.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 6 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 6: Equity in Income from Unconsolidated Funds and Ventures

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Solar Ventures	$9,217	$6,022	$3,195	$27,487	$14,271	$13,216
U.S. real estate partnerships	(430)	124	(554)	(1,532)	1,141	(2,673)
SAWHF	111	(122)	233	442	231	211
Equity in income from unconsolidated funds and ventures	$8,898	$6,024	$2,874	$26,397	$15,643	$10,754

Equity in income from the Solar Ventures for the three months and nine months ended September 30, 2020, increased compared to that reported for the three months and nine months ended September 30, 2019, primarily as a result of a significant period-over-period increase in the amount of capital invested.

Equity in income from U.S. real estate partnerships for the three months and nine months ended September 30, 2020, decreased compared to that reported for the three months and nine months ended September 30, 2019, primarily as a result of an increase in net losses attributable to the Company from the SF Venture stemming in large part from both a decline in the net assets of the venture and an increase in undeveloped land license fees associated with the effects of COVID-19. A reduction in 2020 of nonrecurring gains associated with the sale of investment properties by real estate partnerships in which the Company maintained an ownership interest also contributed to this decline. We anticipate that we will continue to recognize equity in losses from the SF Venture for the foreseeable future.

Net (Losses) Gains

Net (losses) gains may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, other assets, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

The Company recognized net losses for the three months and nine months ended September 30, 2020, compared to net gains reported for the three months and nine months ended September 30, 2019, primarily due to nonrecurring gains of $2.2 million and $26.4 million that were recognized in the third quarter of 2019 and the first nine months of 2019, respectively, in connection with the sale or redemption of bond investments. The impact of these items was partially offset by decreases in net fair value losses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, related to derivative instruments that stemmed from changes in reference interest and foreign exchange rates.

Other Interest Expense

Other interest expense for the three months and nine months ended September 30, 2020, increased compared to that reported for the three months and nine months ended September 30, 2019, primarily due to advances on the Company’s revolving credit facility. The increase in interest expense was partially offset by a reduction in interest expense associated with the subordinated debt that was attributable to a decrease in three-month LIBOR.

Impairment Losses

Impairment losses for the nine months ended September 30, 2020, were attributable to the Company’s equity investment in the SF Venture, which was determined to be other-than-temporarily impaired at June 30, 2020.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 7 summarizes operating expenses for the periods presented.

Table 7: Operating Expenses

	For the three months ended			For the nine months ended
	September 30,			September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
External management fees and reimbursable expenses	$(1,836)	$(1,646)	$(190)	$(7,045)	$(6,042)	$(1,003)
General and administrative	(388)	(237)	(151)	(1,119)	(855)	(264)
Professional fees	(644)	(608)	(36)	(1,977)	(1,826)	(151)
Other expenses	130	(412)	542	(864)	(482)	(382)
Total operating expenses	$(2,738)	$(2,903)	$165	$(11,005)	$(9,205)	$(1,800)

Operating expenses for the three months ended September 30, 2020, decreased compared to those reported for the three months ended September 30, 2019, primarily due to foreign currency gains that were recognized in the third quarter of 2020 in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars for reporting purposes as the South African rand strengthened against the U.S. dollar during the third quarter of 2020. This decrease was partially offset by (i) an increase in the amount of compensation-related expense reimbursements that were payable to the External Manager and (ii) an increase in director fees that stemmed from the addition of new directors in 2020.

Operating expenses for the nine months ended September 30, 2020, increased compared to that reported for the nine months ended September 30, 2019, primarily due to: (i) an increase in the amount of compensation-related expense reimbursements that were payable to the External Manager as the reimbursement cap increased by $1.0 million for 2020; (ii) a $0.6 million increase in foreign currency losses recognized for nine months of 2020 in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars for reporting purposes as the South African rand weakened against the U.S. dollar during such reporting period; and (iii) an increase in director fees that stemmed from the addition of new directors in 2020.

Income Tax Expense

Income tax expense recognized during the three months ended September 30, 2020, increased compared to that reported for the three months ended September 30, 2019, primarily due the recognition of net income in the third quarter of 2020, which resulted in the accrual of deferred income tax expense, while in 2019 the Company maintained a full valuation allowance against our DTAs.

In addition to the above, income tax expense recognized during the nine months ended September 30, 2020, increased compared to that reported for the nine months ended September 30, 2019, primarily due to the recognition in the second quarter of 2020 of deferred income tax expense to establish a valuation allowance against deferred tax benefits stemming from the $9.0 million impairment loss associated with the Company’s equity investment in the SF Venture. The corresponding DTA was assessed to not be realizable because the decline in fair value of our equity investment was determined to be other-than-temporary.

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

Summary of Cash Flows

Table 8 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented. At September 30, 2020 and September 30, 2019, $17.2 million and $6.1 million, respectively, of amounts presented below represented restricted cash.

Table 8: Net Increase in Cash, Cash Equivalents and Restricted Cash

For the nine months ended
(in thousands)	September 30, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	10,705
Investing activities	(21,939)
Financing activities	37,437
Net increase in cash, cash equivalents and restricted cash	26,203
Cash, cash equivalents and restricted cash at end of period	$39,008

For the nine months ended
(in thousands)	September 30, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	5,243
Investing activities	(60,255)
Financing activities	38,086
Net decrease in cash, cash equivalents and restricted cash	(16,926)
Cash, cash equivalents and restricted cash at end of period	$16,952

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the nine months ended September 30, 2020 increased $5.5 million compared to such net cash flows during the nine months ended September 30, 2019. This net increase was primarily driven by a $13.4 million increase in distributions received from the Company’s investment in the Solar Ventures. The impact of this increase was partially offset by (i) a $3.7 million decline in interest received due to the disposition and redemption of various bond investments and the full repayment of the Hunt Note on January 3, 2020 and (ii) a net $2.2 million increase in interest expense paid that was primarily attributable to the Company’s revolving credit facility.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the nine months ended September 30, 2020 decreased $38.3 million compared to such net cash flows during the nine months ended September 30, 2019. This net decrease was primarily driven by (i) the full repayment of the $53.6 million Hunt Note during the first quarter of 2020, which was a $26.2 million increase in net principal payments received in 2020 as compared to the amount of bond-related sales proceeds received on bonds and loans held for investment in 2019 and (ii) a $10.6 million decrease in cash used for advances on and originations of loans held for investment in 2020 as compared to 2019.

Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2020 decreased $0.6 million compared to such net cash flows during the nine months ended September 30, 2019. This decrease was primarily attributable to a $35.8 million decline in net advances from the revolving credit facility. This decrease was largely offset by (i) $32.9 million of proceeds associated with second quarter 2020 financing transactions associated with the Company’s Infrastructure Bond investment and direct investment in real estate that is in process of being developed and (ii) a $1.5 million decline in debt issuance costs incurred in 2020 as compared to 2019.

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

Table 9 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September 30, 2020 and December 31, 2019.

Table 9: Debt

	At		At
	September 30, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$93,774	1.6%	$95,488	3.2%
Revolving credit facility debt obligations	103,700	5.6	94,500	5.6
Notes payable and other debt	17,530	7.3	8,328	13.0
Asset related debt	23,377	2.8	3,500	5.0
Total debt	$238,381	3.9%	$201,816	4.8%
(1)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At September 30, 2020 and December 31, 2019, the Company had subordinated debt obligations that had a total UPB of $86.7 million and $88.0 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At September 30, 2020 the weighted average interest pay rate on the outstanding debt was 2.3%.

Revolving Credit Facility Debt Obligations

At September 30, 2020 and December 31, 2019, MEH, a wholly owned subsidiary of the Company, had borrowed $103.7 million and $94.5 million, respectively, from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at September 30, 2020 was 4.25%.

Notes Payable and Other Debt

At September 30, 2020 and December 31, 2019, the Company had notes payable and other debt with a UPB of $17.7 million and $8.4 million, respectively.

At September 30, 2020 and December 31, 2019, $3.9 million and $6.8 million, respectively, of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand and had an original contractual maturity of September 8, 2020, requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At September 30, 2020, the interest rate on this debt was 8.6%. Subsequent to September 30, 2020, the Company and its counterparty agreed to an extension of this debt financing.

At September 30, 2020 and December 31, 2019, $4.4 million and $1.5 million, respectively, of the notes payable and other debt relates to debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”). This debt bears interest at 5.0%. The $2.9 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity has been reserved for interest payments. The total amount advanced by the lender will not exceed 65% of the value of the pledged real estate plus 75% of the total development allowable hard costs incurred by the borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of $11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three year extension term. Obligations associated with this debt are guaranteed by the Company. At September 30, 2020, this debt obligation had a UPB of $9.4 million.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Bond Related Debt

On June 5, 2020, the Company entered into a TRS agreement involving our Infrastructure Bond, which was sold concurrently to our TRS counterparty. Proceeds received in connection with the conveyance of such bond investment were reported as a secured borrowing. The TRS did not receive financial statement recognition because it caused the transfer of such bond investment not to qualify as a sale for reporting purposes. The TRS agreement has a maturity date of June 6, 2022, and requires the Company to pay interest based upon the Securities Industry and Financial Markets Association index rate, subject to a 0.5% floor, plus a spread of 2.0%, which at September 30, 2020, was 2.5%. These payment terms are used to accrue interest related to the secured borrowing that was recognized upon conveyance of the Company’s bond investment. Additionally, as required under the terms of the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. At September 30, 2020, this debt obligation had a UPB of $23.5 million. Additionally, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

At December 31, 2019, the Company had a debt obligation to MGM Principals with a UPB of $3.5 million. Upon the full redemption of the Hunt Note on January 3, 2020, this asset related debt obligation to the MGM Principals was reclassified to notes payable and other debt.

Covenant Compliance

At September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At September 30, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At September 30, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary REL had unfunded loan commitments of $0.8 million and $1.6 million, respectively. Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”)” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Dividend and Share Buyback Policy

The Board makes the final determination regarding dividends and share buyback plans based on our External Manager’s recommendation, which is based on an evaluation of a number of factors, including our financial condition, business prospects, the predictability of recurring cash flows from operations, available cash and other factors the Board may deem relevant. The Board does not believe paying a dividend or repurchasing shares are appropriate at the current time.

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

At September 30, 2020, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of which was its former Chief Executive Officer and current member of the Board, Michael L. Falcone. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchase. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors, in addition the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

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

Table 10:  Non-GAAP Reconciliations

	At	At
	September 30,	December 31,
(in thousands, except per share data)	2020	2019
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$277,618	$281,125
Less: DTAs, net	56,156	57,711
Adjusted Book Value	$221,462	$223,414

Common shares outstanding	5,815	5,805

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$47.74	$48.43
Less: DTAs, net per common share	9.66	9.94
Adjusted Book Value per common share	$38.08	$38.49

Item 1. Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$21,784	$8,555
Restricted cash	17,224	4,250
Investments in debt securities (includes $24,099 and $0 pledged as collateral at September 30, 2020 and December 31, 2019, respectively)	30,305	31,365
Investments in partnerships (includes $364,001 and $296,855 pledged as collateral at September 30, 2020 and December 31, 2019, respectively)	373,707	316,677
Deferred tax assets, net	56,156	57,711
Loans held for investment (includes $0 and $53,600 of related party loans at September 30, 2020 and December 31, 2019, respectively)	1,302	54,100
Other assets (includes $17,958 and $0 pledged as collateral at September 30, 2020 and December 31, 2019, respectively)	21,951	12,984
Total assets	$522,429	$485,642

LIABILITIES AND EQUITY
Debt	$238,381	$201,816
Accounts payable and accrued expenses	3,772	2,527
Other liabilities	2,658	174
Total liabilities	244,811	204,517

Commitments and contingencies (see Note 10)	—	—

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common shares, no par value, 50,000,000 shares are authorized (5,706,366 and 5,701,946 shares issued and outstanding and 109,015 and 103,069 non-employee directors' deferred shares issued at September 30, 2020 and December 31, 2019, respectively)	270,111	273,492
Accumulated other comprehensive income ("AOCI")	7,507	7,633
Total shareholders’ equity	277,618	281,125
Total liabilities and equity	$522,429	$485,642

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Interest on bonds	$466	$481	$1,490	$3,106
Interest on loans and short-term investments	49	1,701	185	3,931
Total interest income	515	2,182	1,675	7,037
Asset related interest expense
Bond related debt	168	—	215	428
Non-bond related debt	—	51	—	169
Total interest expense	168	51	215	597
Net interest income	347	2,131	1,460	6,440

Non-interest income
Equity in income from unconsolidated funds and ventures	8,898	6,024	26,397	15,643
Net gains on bonds	—	2,156	—	26,420
Net losses on derivatives	(156)	(679)	(2,451)	(3,993)
Net loss on other assets	(214)	—	(415)	—
Net gains (losses) on loans and extinguishment of liabilities	11	—	22	(30)
Other income	67	80	69	112
Non-interest income	8,606	7,581	23,622	38,152

Other expenses
Interest expense	2,169	1,207	6,856	3,613
External management fees and reimbursable expenses	1,836	1,646	7,045	6,042
General and administrative	388	237	1,119	855
Professional fees	644	608	1,977	1,826
Impairment losses	—	—	8,972	—
Other expenses	(130)	412	864	482
Total other expenses	4,907	4,110	26,833	12,818

Net income (loss) from continuing operations before income taxes	4,046	5,602	(1,751)	31,774
Income tax expense	(1,110)	(26)	(1,879)	(89)
Net income (loss) from continuing operations	2,936	5,576	(3,630)	31,685
Net loss from discontinued operations, net of tax	—	—	—	(8)
Net income (loss)	$2,936	$5,576	$(3,630)	$31,677

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and diluted income per common share:
Income (loss) from continuing operations	$0.51	$0.95	$(0.63)	$5.38
Loss from discontinued operations	—	—	—	—
Income (loss) per common share	$0.51	$0.95	$(0.63)	$5.38

Weighted-average common shares outstanding:
Basic and diluted	5,811	5,887	5,807	5,884

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$2,936	$5,576	$(3,630)	$31,677

Other comprehensive income (loss)
Bond related changes:
Net unrealized gains (losses)	$272	$961	$(1,024)	$997
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	—	(1,851)	—	(26,115)
Income tax (losses) gains	(75)	—	281	—
Net change in other comprehensive income (loss) due to bonds, net of taxes	197	(890)	(743)	(25,118)
Foreign currency translation adjustment	(99)	217	617	162
Other comprehensive income (loss)	$98	$(673)	$(126)	$(24,956)

Comprehensive income (loss)	$3,034	$4,903	$(3,756)	$6,721

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the nine months ended September 30, 2020
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2020	5,805	$273,492	$7,633	$281,125
Net loss	—	(3,058)	—	(3,058)
Other comprehensive loss	—	—	(453)	(453)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	96	—	96
Common share repurchases	(1)	(41)	—	(41)
Balance, March 31, 2020	5,807	270,489	7,180	277,669
Net loss	—	(3,508)	—	(3,508)
Other comprehensive income	—	—	229	229
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	97	—	97
Balance, June 30, 2020	5,811	267,078	7,409	274,487
Net income	—	2,936	—	2,936
Other comprehensive income	—	—	98	98
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	97	—	97
Balance, September 30, 2020	5,815	$270,111	$7,507	$277,618

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY– (continued)

(Unaudited)

(in thousands)

	For the nine months ended September 30, 2019
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	—	2,882	—	2,882
Other comprehensive loss	—	—	(3,140)	(3,140)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	82	—	82
Cumulative change due to change in accounting principle	—	(267)	—	(267)
Balance, March 31, 2019	5,884	177,910	34,557	212,467
Net income	—	23,219	—	23,219
Other comprehensive loss	—	—	(21,143)	(21,143)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	83	—	83
Balance, June 30, 2019	5,887	201,212	13,414	214,626
Net income	─	5,576	─	5,576
Other comprehensive loss	─	─	(673)	(673)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	2	66	─	66
Balance, September 30, 2019	5,889	$206,854	$12,741	$219,595

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,630)	$31,677
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provisions for credit losses and impairment	8,972	—
Net equity in income from investments in partnerships	(26,397)	(15,643)
Net gains on bonds	—	(26,420)
Net losses on derivatives	2,346	5,539
Net losses on loans, other assets and extinguishment of liabilities	393	30
Current and deferred federal income tax expense	1,789	110
Distributions received from investments in partnerships	24,706	11,317
Depreciation and amortization	430	(1,560)
Foreign currency losses	864	242
Stock-based compensation expense	290	230
Other, net	942	(279)
Net cash provided by operating activities	10,705	5,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $53,600 and zero from a related party)	53,770	27,591
Advances on and originations of loans held for investment	(702)	(11,279)
Investments in partnerships and real estate	(130,206)	(168,971)
Capital distributions received from investments in partnerships	55,199	92,404
Net cash used in investing activities	(21,939)	(60,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	112,385	45,000
Repayment of borrowings	(74,184)	(4,709)
Debt issuance costs	(723)	(2,205)
Repurchase of common shares	(41)	—
Net cash provided by financing activities	37,437	38,086
Net increase (decrease) in cash, cash equivalents and restricted cash	26,203	(16,926)
Cash, cash equivalents and restricted cash at beginning of period	12,805	33,878
Cash, cash equivalents and restricted cash at end of period	$39,008	$16,952

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,431	$4,426
Income taxes paid	112	16

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive income	(126)	(24,956)
Debt and liabilities extinguished through sales and collections on bonds	—	37,606
Decrease in investments in debt securities and common shareholders' equity due to change in accounting principle	—	267
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	—	8,392

	At	At
	September 30,	September 30,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$21,784	$10,837
Restricted cash	17,224	6,115
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$39,008	$16,952

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with infrastructure, including renewable energy projects. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019, and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. Effective December 31, 2019, we no longer organize our assets and liabilities into discrete portfolios (in each Quarterly Report on Form 10-Q that was filed in 2019, assets and liabilities of the Company were allocated to one of two portfolios, “Energy Capital” and “Other Assets and Liabilities”).

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

Note 2—Investments in Debt Securities

At September 30, 2020 and December 31, 2019, the Company’s investments in debt securities consist of one subordinated multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is a mortgage on the underlying property. The Company’s non-amortizing subordinated cash flow bond principal is due in full in November 2044.

The Company’s infrastructure bond financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”). At September 30, 2020, the Company’s Infrastructure Bond amortizes on a scheduled basis and has a stated maturity date of December 2048.

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	September 30, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,715	$20,761	$3,338	$24,099	90%
Multifamily tax-exempt bond	4,000	—	6,206	6,206	155%
Total	$30,715	$20,761	$9,544	$30,305	99%

	At
	December 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,885	$20,797	$4,542	$25,339	94%
Multifamily tax-exempt bond	4,000	—	6,026	6,026	151%
Total	$30,885	$20,797	$10,568	$31,365	102%
(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary-impairment (“OTTI”) recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $1.1 million decrease in the reported fair value of the Company’s investments in debt securities for the nine months ended September 30, 2020.

Nonaccrual Bonds

At September 30, 2020 and December 31, 2019, the Company had no bonds that were on nonaccrual status.

Bond Sales and Redemptions

There were no sales or redemption in full of investments in bonds during the three months and nine months ended September 30, 2020.

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $2.4 million and $26.6 million for the three months and nine months ended September 30, 2019.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gains recognized at time of sale or redemption	$—	$2,156	$—	$26,420

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Investment in Solar Ventures	$362,403	$289,123
Investments in U.S. real estate partnerships	9,706	19,822
Investment in South Africa Workforce Housing Fund ("SAWHF")	1,598	7,732
Total investments in partnerships	$373,707	$316,677

Investments Related to the Solar Ventures

At September 30, 2020, we were a 50% investor member in the renewable joint ventures in which we invest though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to a non-pro-rata funding agreement between the Company and our capital partner. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At September 30, 2020, the Company held 43.4%, 50.0% and 42.9% economic interests in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”), respectively, and was the sole member in Renewable Energy Lending, LLC (“REL”), respectively (collectively referred to as the “Solar Ventures”).

At September 30, 2020, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $239.8 million, $0 and $122.6 million, respectively. None of these investees were assessed to constitute a Variable Interest Entity (“VIE”) and the Company accounts for all of these investments using the equity method of accounting. At September 30, 2020, these joint ventures had $305.4 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At September 30, 2020, $147.0 million of such commitments were attributable to the Company based upon its interest in these ventures. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and idle capital. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members would be required.

During the third quarter of 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed the full $56.0 million in SCL capital calls and $24.0 million of $39.0 million in SDL capital calls, while the Company contributed the $15.0 million balance with respect to SDL. In addition, in accordance with a non-pro rata funding agreement between the Company and our capital partner, our capital partner in SCL received distributions of $65.0 million, while the Company received distributions of $15.0 million. As a consequence of these non-pro rata capital contributions and distributions during the third quarter of 2020, our economic interest in SCL and SDL decreased in percentage terms from 44.2% and 43.6% in SCL and SDL, respectively, at June 30, 2020.

Subsequent to September 30, 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital calls pursuant to which our capital partner contributed $82.0 million of $97.0 million in SCL and SDL capital calls, while the Company contributed the balance of these capital calls, or $15.0 million, which represented the full $15.0 million of distributions received from the ventures subsequent to the third quarter. As a consequence of these non-pro rata capital contribution and distributions, our economic interest in SCL and SDL decreased to 39.2% and 39.6%, respectively.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. The amortization expense related to the Company’s basis difference was $0.2 million for the three months ended September 30, 2020 and September 30, 2019, and $0.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the unamortized balance of the Company’s basis difference was $2.5 million and $3.1 million, respectively.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	September 30,	December 31,
	2020	2019
(in thousands)
Total assets (1)	$837,977	$706,792
Other liabilities (2)	4,988	22,135
(1)Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income of all renewable energy related investees in which the Company had an equity method investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$23,123	$16,081	$69,540	$38,367
Operating expenses	1,403	1,144	4,945	4,687
Net income and net income attributable to the entities	21,754	14,940	64,585	33,749

Investments in U.S. Real Estate Partnerships

At September 30, 2020, the $9.7 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). Based upon the venture’s operating agreement, the Company has the right to a preferred return on its unreturned capital contributions with the exception of such contributions that have been contributed for the payment of undeveloped land license fees, which have a lower priority of repayment; as well as the right to share in excess cash flows of the real estate venture. As of September 30, 2020, the Company held an 80% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

During the second quarter of 2020, our equity investment in the SF Venture was determined to be other-than-temporarily impaired due to the downturn in the economy that stemmed from the novel coronavirus (“COVID-19”) pandemic. In this regard, the Company adjusted the carrying value of such investment to its fair value as of such reporting date and recognized a $9.0 million impairment loss in our Consolidated Statements of Operations during the second quarter of 2020.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	September 30,	December 31,
	2020	2019
(in thousands)
Total assets	$50,406	$51,718
Debt	6,752	6,426
Other liabilities	20,307	20,493

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$648	$624	$1,839	$1,920
Operating expenses	515	437	1,623	1,380
Net loss and net loss attributable to the entities	(538)	(727)	(1,937)	(1,288)

Investment in SAWHF

SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting. At September 30, 2020, the carrying value of the Company’s 11.85% equity investment in SAWHF was $1.6 million, which reflects a $6.1 million decline from December 31, 2019, due to: (i) a distribution from SAWHF of 7.2 million shares of a residential real estate investment trust (“REIT”) listed on the Johannesburg Stock Exchange (“JSE”) and whose carrying value is classified within “Other Assets” in the Company’s Consolidated Balance Sheets; (ii) investment dispositions; and (iii) foreign currency translation losses that were attributable to the weakening of the South African rand against the U.S. dollar during the first nine months of 2020. See Note 5, “Other Assets,” for more information regarding the distributed REIT shares held by the Company.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	September 30,	December 31,
	2020	2019
(in thousands)
Total assets	$13,785	$56,356
Other liabilities	91	130

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gross revenue	$57	$1,321	$1,574	$4,090
Operating expenses	119	236	755	722
Net income (loss) and net income (loss) attributable to the entity	790	(1,092)	1,911	1,690

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

The following table provides information about the UPB and fair value adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
UPB	$1,280	$54,100
Fair value adjustments	22	—
Loans HFI, net	$1,302	$54,100

On January 3, 2020, the entire $53.6 million UPB of the Hunt Note was fully repaid. At September 30, 2020 and December 31, 2019, the Company had one and two HFI loans, respectively, that had a combined UPB and fair value of $1.3 million and $54.1 million, respectively.

The Company elected the fair value option for one of its HFI loans that had a UPB and fair value of $1.3 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively. The fair value option was elected upon its recognition so as to minimize certain operational challenges associated with accounting for this loan.

At September 30, 2020 and December 31, 2019, the Company had no HFI loans that were on nonaccrual status or that were past due in scheduled principal or interest payments and still accruing interest.

Unfunded Loan Commitments

At September 30, 2020 and December 31, 2019, the Company, through its wholly owned subsidiary of REL, had $0.8 million and $1.6 million, respectively, of unfunded loan commitments.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Other assets:
Real estate owned	$15,384	$8,397
Debt issue costs	2,297	2,675
Equity investments	2,574	—
Derivative assets	569	597
Accrued interest receivable	551	853
Other assets	576	462
Total other assets	$21,951	$12,984

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Land improvements	$12,765	$5,778
Land	2,619	2,619
Total	$15,384	$8,397

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the first nine months of 2020, the Company invested $7.0 million in additional land improvements that were capitalized as part of the carrying value of such investment. Since REO has not been placed in service, no depreciation expense was recognized in connection with this land investment for the three months and nine months ended September 30, 2020 and September 30, 2019, nor were any impairment losses recognized by the Company during these periods in connection with REO.

Debt Issuance Costs

During the first quarter of 2020, the Company incurred, but deferred in the Consolidated Balance Sheets, $0.5 million of additional debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These additional costs were due to the joinder of an additional lender and an increase in commitment by one of the existing lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility. During the three months and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.8 million of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At September 30, 2020 and December 31, 2019, the unamortized balance of debt issuance costs was $2.3 million and $2.7 million, respectively. See Note 6, “Debt,” for more information.

Equity Investments

On May 22, 2020, the Company received a $2.9 million pro-rata distribution from SAWHF of 7.2 million shares of a residential REIT that are listed on the Main Board of the JSE. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. During the nine months ended September 30, 2020, the Company recognized $0.4 million in “Net loss on other assets” within the Company’s Consolidated Statements of Operations. At September 30, 2020, the carrying value of these shares was $2.6 million. See Note 8, “Fair Value,” for more information.

Derivative Assets

At September 30, 2020 and December 31, 2019, the Company recognized $0.6 million of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at September 30, 2020 and December 31, 2019:

	At		At
	September 30, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)	Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	$2,225	1.6%	$2,212	3.2%
Due after one year	91,549	1.6	93,276	3.2
Revolving credit facility debt obligations
Due within one year	—	—	—	—
Due after one year	103,700	5.6	94,500	5.6
Notes payable and other debt (2)
Due within one year	4,072	14.0	6,828	14.7
Due after one year	13,458	5.2	1,500	5.0

Total other debt	215,004	4.0	198,316	4.8

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	275	2.8	—	—
Due after one year	23,102	2.8	—	—
Non-bond related debt
Due within one year	—	—	650	5.0
Due after one year	—	—	2,850	5.0

Total asset related debt	23,377	2.8	3,500	5.0

Total debt	$238,381	3.9%	$201,816	4.8%
(1)	The subordinated debt balances include net cost basis adjustments of $7.0 million and $7.4 million at September 30, 2020 and December 31, 2019, respectively, that pertain to premiums and debt issuance costs.
(2)	Included in Other Debt – notes payable and other debt were unamortized debt issuance costs of $0.1 million at September 30, 2020 and December 31, 2019.

(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs of $0.1 million at September 30, 2020.
(4)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at September 30, 2020:

Asset Related Debt
(in thousands)	and Other Debt
2020	$4,529
2021	2,278
2022	128,550
2023	11,222
2024	1,813
Thereafter	83,197
Net premium and debt issue costs	6,792
Total debt	$238,381

At September 30, 2020, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at September 30, 2020:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,611	$2,152	$27,763	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,288	1,954	25,242	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,424	1,042	14,466	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,408	1,895	26,303	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$86,731	$7,043	$93,774
(1)	The subordinated principal amortizes 2.0% per annum.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At September 30, 2020, the LIBOR base rate plus the fixed spread was 4.25%. At September 30, 2020, the weighted-average effective interest rate of the Company’s obligation was 5.6%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At September 30, 2020, the UPB and carrying value of amounts borrowed from the revolving credit facility was $103.7 million. The Company recognized $1.5 million and $4.3 million of related interest expense in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2020, respectively.

Notes Payable and Other Debt

At September 30, 2020, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $3.9 million. This debt, which is denominated in South African rand, had an original contractual maturity date of September 8, 2020 and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At September 30, 2020, the JIBAR base rate was 3.4% and this debt obligation’s weighted-average effective interest rate, which is recalculated over the life of the debt instrument when JIBAR resets and incorporates the impact of the unamortized balance of debt issuance costs into its derivation, was 14.5%. Subsequent to September 30, 2020, the Company and its counterparty agreed to an extension of this debt financing.

At September 30, 2020, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”) was $4.4 million. This debt bears interest at 5.0%. The $2.9 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity that has been reserved for interest payments. The total amount advanced by the lender shall not exceed 65% of the value of pledged real estate and 75% of the development allowable hard costs incurred by borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of

$11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three year extension term. Obligations associated with this debt are guaranteed by the Company. At September 30, 2020, the UPB and carrying value of this debt obligation was $9.4 million and $9.3 million, respectively.

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

At September 30, 2020, under the terms of this TRS agreement, which has a maturity date of June 6, 2022, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bond (UPB of $26.7 million with a pay rate of 6.3% at September 30, 2020). The Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association (“SIFMA”) index rate, subject to a 0.5% floor, plus a spread of 2.0% (notional amount of $23.5 million with a pay rate of 2.5% at September 30, 2020). Additionally, as required by the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. Furthermore, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the conveyed Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

During the first quarter of 2020, the $3.5 million debt obligation to MGM Principals was reclassified to Other Debt upon the full repayment of the Hunt Note.

Letters of Credit

The Company had no letters of credit outstanding at September 30, 2020 and December 31, 2019.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	September 30, 2020		December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Basis swaps	$—	$618	$318	$—
Interest rate caps	53	—	227	—
Interest rate swaps	—	1,886	52	—
Foreign currency forward exchange	516	—	—	117
Gain share arrangement (1)	—	24	—	—
Total carrying value of derivative instruments	$569	$2,528	$597	$117
(1)	Refer to Note 6, “Debt” for more information.

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	September 30,	December 31,
(in thousands)	2020	2019
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	3,915	4,685
Total notional amount of derivative instruments	$108,915	$109,685

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Total return swaps (1)	$—	$—	$—	$(42)
Basis swaps (2)	29	(273)	(907)	(526)
Interest rate caps	(20)	(234)	(174)	(797)
Interest rate swaps (3)	(28)	(441)	(2,072)	(2,717)
Foreign currency forward exchange	(149)	269	726	89
Gain share arrangement	12	—	(24)	—
Total net losses of derivative instruments	$(156)	$(679)	$(2,451)	$(3,993)
(1)	The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million for the nine months ended September 30, 2019.
(2)	The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million for the three months and nine months ended September 30, 2020. Net cash received was $0.1 million and $0.2 million for the three months and nine months ended September 30, 2019, respectively.
(3)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was $0.1 million for the three months and nine months ended September 30, 2020, while the net cash received was de minimis for the three months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2019.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	September 30,	Fair Value Measurements
(in thousands)	2020	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$30,305	$—	$—	$30,305
Loans held for investment	1,302	—	—	1,302
Equity investments	2,574	2,574	—	—
Derivative instruments	569	—	569	—

Liabilities:
Derivative instruments	$2,528	$—	$2,528	$—

	At
	December 31,	Fair Value Measurements
(in thousands)	2019	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,365	$—	$—	$31,365
Loans held for investment	500	—	—	500
Derivative instruments	597	—	597	—

Liabilities:
Derivative instruments	$117	$—	$117	$—

Changes in Fair Value

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2020:

	Investments in	Loans Held for
(in thousands)	Debt Securities	Investment
Balance, July 1, 2020	$29,988	$1,291
Net gains included in earnings (1)	—	11
Net change in AOCI (2)	272	—
Impact from sales or redemptions	—	—
Impact from settlements (3)	45	—
Balance, September 30, 2020	$30,305	$1,302
(1)	This amount represents $11 thousand of unrealized gains recognized during this reporting period in connection with the Company’s loan investment held at September 30, 2020. This amount is classified as “Net gains (losses) on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations.
(2)	This amount represents $0.3 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended September 30, 2019:

Investments
in Debt
(in thousands)	Securities
Balance, July 1, 2019	$35,236
Net change in AOCI (1)	(890)
Impact from sales or redemptions	(264)
Impact from settlements (2)	39
Balance, September 30, 2019	$34,121
(1)	This amount represents the reclassification into the Consolidated Statements of Operations of $1.9 million of net fair value gains related to bonds that were sold or redeemed during this reporting period, partially offset by $1.0 million of net unrealized gains recognized during this reporting period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

The following table provides information about the amount of realized and unrealized gains that were reported in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2019, related to activity presented in the preceding table:

Net losses on
(in thousands)	bonds (1)
Additional realized gains recognized	$2,156
Total net gains reported in earnings	$2,156
(1)	Amounts are classified as “Net gains on bonds” in the Company’s Consolidated Statements of Operations.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2020:

	Investments
	in Debt	Loans Held for
(in thousands)	Securities	Investment
Balance, January 1, 2020	$31,365	$500
Net gains included in earnings (1)	—	22
Net change in AOCI (2)	(1,024)	—
Impact from loan originations / advances	—	780
Impact from settlements (3)	(36)	—
Balance, September 30, 2020	$30,305	$1,302
(1)	This amount represents $22 thousand of unrealized gains recognized during this reporting period in connection with the Company’s loan investment held at September 30, 2020. This amount is classified as “Net gains (losses) on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations.
(2)	This amount represents $1.0 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the nine months ended September 30, 2019:

	Investments
	in Debt	Derivative
(in thousands)	Securities	Assets
Balance, January 1, 2019	$97,190	$1,130
Net losses included in earnings	—	(195)
Net change in AOCI (1)	(25,118)	—
Impact from sales or redemptions	(37,633)	—
Impact from settlements (2)	(318)	(935)
Balance, September 30, 2019	$34,121	$—
(1)	This amount represents the reclassification into the Consolidated Statements of Operations of $26.1 million of net fair value gains related to bonds that were sold or redeemed during this reporting period, partially offset by $1.0 million of net unrealized gains recognized during this reporting period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments. Included in this amount is $0.3 million of cumulative transition adjustment to retained earnings that was recognized in connection with the Company’s adoption of ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-10): Premium Amortization on Purchased Callable Debt Securities” on January 1, 2019.

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

	Fair Value Measurement at September 30, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,099	Discounted cash flow	Market yield	7.5%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,206	Discounted cash flow	Market yield	7.2	N/A
			Capitalization rate	6.4	N/A
Loans held for investment	1,302	Discounted cash flow	Market yield	7.1	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

	Fair Value Measurement at December 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$25,339	Discounted cash flow	Market yield	7.0%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,026	Discounted cash flow	Market yield	7.3	N/A
			Capitalization rate	6.2	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (50% weighting factor)	0.7	N/A
			• Bid price (50% weighting factor)	$16,611	N/A
Loans held for investment	500	Discounted cash flow	Market yield	8.0%	8.0%
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.
(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Nonrecurring Changes in Fair Value

At June 30, 2020, the Company’s equity investment in the SF Venture was assessed to be other-than-temporarily impaired. Consequently, the Company adjusted the carrying value of such investment to its fair value as of such reporting date, which was estimated by determining the Company’s share of the net asset value (“NAV”) of the SF Venture at June 30, 2020, where the assets and liabilities of the SF Venture were adjusted to their fair values as of such reporting date and a discount for lack of marketability was then applied to the Company’s share of the measured NAV of the SF Venture. The Company recognized a $9.0 million impairment loss in adjusting this investment’s carrying value to its measured fair value. Because of the limited observability of certain valuation inputs that were used to measure the fair value of this equity investment, it was classified as level 3 in the fair value hierarchy at June 30, 2020. There were no nonrecurring fair value adjustments recognized by the Company during the three months ended September 30, 2020 and September 30, 2019 and nine months ended September 30, 2019.

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

	At
	September 30, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$21,784	$21,784	$—	$—
Restricted cash	17,224	17,224	—	—

Liabilities:
Notes payable and other debt - bond related	23,377	—	—	23,509
Notes payable and other debt - non-bond related	17,530	—	—	16,872
Revolving credit facility obligations	103,700	—	—	103,700
Subordinated debt issued by MFH	93,774	—	—	44,122

	At
	December 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,555	$8,555	$—	$—
Restricted cash	4,250	4,250	—	—
Loans held for investment	53,600	—	—	54,276

Liabilities:
Notes payable and other debt - non-bond related	11,828	—	—	10,888
Revolving credit facility obligations	94,500	—	—	94,500
Subordinated debt issued by MFH	95,488	—	—	46,934

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 10.5% and 11.7% at September 30, 2020 and December 31, 2019, respectively. As outlined in the table above, at September 30, 2020, the aggregate fair value was measured at $44.1 million. At September 30, 2020, the measured fair value of this debt would have been $54.2 million and $36.6 million had its market yield been 8.0% and 13.0%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at September 30, 2020 and December 31, 2019:

	At
	September 30, 2020
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,110	$—	$362,403	$—	$363,513
Debt related to TRS agreement	10,020	24,099	—	—	34,119
Debt related to the Company's REO	250	—	—	15,384	15,634
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	—	1,598	2,574	5,546
Interest rate swaps	4,462	—	—	—	4,462
Other	8	—	—	—	8
Total	$17,224	$24,099	$364,001	$17,958	$423,282

	At
	December 31, 2019
			Total
	Restricted	Investments in	Assets
(in thousands)	Cash	Partnerships	Pledged
Debt related to the revolving credit facility	$1,070	$289,123	$290,193
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,369	7,732	9,101
Interest rate swaps	1,803	—	1,803
Other	8	—	8
Total	$4,250	$296,855	$301,105

Note 10—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at September 30, 2020.

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are named from time to time as defendants in various litigation matters or may have other claims made against them. These legal proceedings may include claims for substantial or indeterminate compensatory, consequential or punitive damages, or for injunctive or declaratory relief.

The Company establishes reserves for litigation matters or other loss contingencies when a loss is probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained. At September 30, 2020, we had no significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

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

With respect to recognized DTA, the Company’s assessment of the likelihood of realizing tax benefits related to DTAs recognized in the fourth quarter of 2019 did not change in the third quarter of 2020. That is, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at September 30, 2020. Consequently, the Company did not make an adjustment in the third quarter of 2020 to the carrying value of DTAs that were recognized at December 31, 2019. Nonetheless, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a change to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of September 30, 2020, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of September 30, 2020, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net (loss) income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss) from continuing operations	$2,936	$5,576	$(3,630)	$31,685
Net loss from discontinued operations	—	—	—	(8)
Net income (loss)	$2,936	$5,576	$(3,630)	$31,677

Basic and diluted weighted-average shares (1)	5,811	5,887	5,807	5,884
(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

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

At September 30, 2020, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of which was its former Chief Executive Officer and current member of the Board, Michael L. Falcone. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares, to be completed by December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchases. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors, in addition the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended September 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, July 1, 2020	$6,726	$683	$7,409
Net unrealized gains (losses)	272	(99)	173
Income tax losses	(75)	—	(75)
Net change in AOCI	197	(99)	98
Balance, September 30, 2020	$6,923	$584	$7,507

The following table provides information related to the net change in AOCI for the three months ended September 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, July 1, 2019	$13,397	$17	$13,414
Net unrealized gains	961	217	1,178
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(1,851)	—	(1,851)
Net change in AOCI	(890)	217	(673)
Balance, September 30, 2019	$12,507	$234	$12,741

The following table provides information related to the net change in AOCI for the nine months ended September 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(1,024)	617	(407)
Income tax gains	281	—	281
Net change in AOCI	(743)	617	(126)
Balance, September 30, 2020	$6,923	$584	$7,507

The following table provides information related to the net change in AOCI for the nine months ended September 30, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains	997	162	1,159
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(26,115)	—	(26,115)
Net change in AOCI	(25,118)	162	(24,956)
Balance, September 30, 2019	$12,507	$234	$12,741

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Non-employee Directors’ Stock-Based Compensation Plans	$223	$133	$611	$461

Employees’ Stock-Based Compensation Plans

At September 30, 2020, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 372,494 were available to be issued at September 30, 2020. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The Non-employee Directors’ Stock-based Compensation Plans provide for directors to be paid $120,000 per year for their services. In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year. Under this plan, 50% of such compensation is paid in cash and the remaining sum through common share-based grants. In the event that a receipt of shares by a director would potentially result in a trigger event of the Tax Benefits Rights Agreement, such compensation shall be paid in cash, absent action by the Board to specifically exempt such share payment prior to the issuance date.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the nine months ended September 30, 2020 and September 30, 2019. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
September 30, 2020	(1)	$320,625	5,720	5,946	$24.91	—	$611,250
September 30, 2019		230,625	1,667	5,628	31.61	—	461,250

(1)	During the first quarter of 2020, the Board approved the addition of two independent directors. Furthermore, during the third quarter of 2020, our former Chief Executive Officer became a non-employee director.

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

For the three months and nine months ended September 30, 2020 and September 30, 2019, no incentive fee was earned by our External Manager. During the three months ended September 30, 2020 and September 30, 2019, the Company recognized $1.8 million and $1.6 million, respectively, and $7.0 million and $6.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At September 30, 2020 and December 31, 2019, $1.8 million and $1.2 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Loans HFI and Investment in Partnerships

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that had an initial term of seven years, prepayable at any time and bearing interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s election to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management and (ii) certain assets pertaining to a specific LIHTC property from affiliates of Morrison Grove Management, LLC (these agreements are collectively referred hereinafter to as the “MGM Agreements”). On December 20, 2019, Hunt prepaid $13.4 million of the note receivable and as a result, the UPB of the note was $53.6 million at December 31, 2019. During the three months and nine months ended September 30, 2019, the Company recognized $0.8 million and $2.5 million, respectively, of interest income associated with this note receivable in the Consolidated Statements of Operations. At December 31, 2019, $0.7 million of accrued interest was payable by Hunt. On January 3, 2020, the note receivable was fully repaid.

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

Note 14—Segment Information

At September 30, 2020 and December 31, 2019, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the SEC under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures include those designed to ensure that information is accumulated and communicated to management, including our interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the interim CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are supplementing the risk factors described under Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report with the additional risk factor set forth below. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Annual Report.

The novel coronavirus (“COVID-19”) and actions taken to mitigate its spread and economic impact, or other outbreak of disease or similar public health threat, could adversely impact or cause disruption of our financial condition and results of operations.

The impact and duration of the COVID-19 pandemic and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, limiting business operations and travel, restricting group meetings and “shelter in place” orders, have led to significant volatility and negative pressure in financial markets, increases in unemployment and reductions in consumer and business spending.

We believe that our ability to operate and our level of business activity has been and is likely to continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic, and that such impacts could have a material adverse effect on our business, financial condition and results of operations. Factors that may adversely impact our financial condition and results of operations related to COVID-19, or potentially another pandemic, include the following:

●	the availability of permanent loans, tax credit equity and other monetization events that are the primary sources of repayment of loans made by the Solar Ventures may be limited, which could lead to impairment of loans made by the Solar Ventures and we may lose some or all of our investment;
●	the value of renewable energy infrastructure projects that secure loans made by the Solar Ventures could decline, which would negatively impact the value of loans made by the Solar Ventures, potentially permanently and materially;
●	the disruption in the credit markets could cause a lack of opportunity for future loans through a reduced pipeline of loans for investment by the Solar Ventures as well as a reduced availability of other infrastructure investments. Additionally, if the Company is unable to fund its share of capital contributions to the Solar Ventures as a result of an inability to access the debt and equity capital markets, or our capital partner becomes unwilling or unable to continue to contribute its share of capital to the Solar Ventures, which could cause the Solar Ventures to default on their lending commitments to their borrowers, which would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation;
●	if we are unable to access the debt or equity capital markets in order to satisfy financial obligations to our capital partner under various non-pro rata funding agreements, our capital partner may have the right to either (i) cause the Solar Ventures to make special distributions disproportionately to it (without distribution to us) of net cash flow from any capital transactions (subject to limitations provided in such non-pro rata funding agreements) or (ii) enter into a mutually agreeable definitive amendment (to be negotiated in good faith) to the relevant operating agreements of the Solar Ventures reflecting the majority funding position of the Company’s capital partner;
●	construction or development of renewable energy or other infrastructure projects that are being or could be financed through loans made by the Company or Solar Ventures may be unable to proceed on a timely basis or at all due to, among other things, government mandated restrictions or moratoriums on construction or the inability to source the necessary construction personnel, equipment or parts;

●	significant uncertainty and volatility with respect to the current and future values of real estate-related assets as COVID-19 is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The impact of COVID-19 on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, lower transaction volume may result in less data for assessing real estate values. This increases the risk that our asset values may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the period and may not reflect the changes in values resulting from COVID-19. In addition, this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate or other asset values decline after the date we disclose our asset values, whether related to COVID-19 or otherwise, new investors may overpay for their investment in our common stock, which would heighten their risk of loss;
●	restrictions on business operations and re-openings or an economic downturn is likely to negatively impact the development activity related to our equity investment in the SF Venture. Moreover, revenues generated by tenants of the SF Venture may be reduced or the SF Venture may have to grant concessions to tenants both of which could cause losses related to our equity investment in the SF Venture. These factors led to the impairment of our investment in the SF Venture during the second quarter of 2020;
●	should economic conditions further deteriorate and cause declines in the value of our investments that would be assessed to be other-than-temporary in nature, we would recognize additional impairment losses related to such investments;
●	personnel of our External Manager, including our executive officers and other employees of the External Manager that support our operations may become ill and unavailable; and
●	third-party vendors we rely on to conduct our business, including vendors that provide IT services, legal and accounting services, or other operational support services may become unable to deliver services or support to the Company.

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

Recent Sales of Unregistered Securities

None for the three months ended September 30, 2020.

Use of Proceeds from Registered Securities

None for the three months ended September 30, 2020.

Issuer Purchases of Equity Securities

None for the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

10.1	Amended and Restated MMA Capital Holdings, Inc. 2012 Non-Employee Directors’ Compensation Plan

10.2	Amended and Restated Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.

10.3	First Amendment to Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.

10.4	Second Amendment to Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.

10.5	Limited Liability Company Operating Agreement of Solar Development Lending, LLC.

10.6	First Amendment to Limited Liability Company Operating Agreement of Solar Development Lending, LLC.

10.7	Second Amendment to Limited Liability Company Operating Agreement of Solar Development Lending, LLC.

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

Exhibit No.	Description	Incorporation by Reference

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	November 9, 2020	By:	/s/ Gary A. Mentesana
		Name:	Gary A. Mentesana
		Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gary A. Mentesana	November 9, 2020
Name:	Gary A. Mentesana
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Bjarnason	November 9, 2020
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1