Form 10-K
period 2020-12-31
MMA Capital Holdings, Inc.
filed 2021-03-31
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☑

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of our common shares held by non-affiliates was $111,130,141 based on the closing sale price as reported on the Nasdaq Capital Market on June 30, 2020.

There were 5,742,286 shares of common shares outstanding at March 24, 2021.

Portions of the registrant’s Proxy Statement to be filed on or about April 30, 2021 have been incorporated by reference into Part III of this report.

MMA Capital Holdings, Inc.

i

ii

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “focus,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties including the risks and uncertain aspects of the novel strain of the coronavirus (“COVID-19”) pandemic. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. For a discussion of certain risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part I, Item 1A. “Risk Factors” of this Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” in evaluating these forward-looking statements. We do not undertake to update any forward-looking statements contained herein, except as required by law.

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the year ended December 31,
(in thousands, except per common share data)	2020	2019
Selected income statement data
Net interest income	$1,800	$8,716
Non-interest income	39,833	48,818
Other expenses	34,488	17,031
Net income from continuing operations before income taxes	7,145	40,503

Income tax benefit (1)	1,229	60,482
Net loss from discontinued operations, net of tax	—	(8)
Net income	$8,374	$100,977

Earnings per share data
Net income: Basic and Diluted	$1.44	$17.18

Net income from continuing operations before income taxes per share: Basic and Diluted	$1.23	$6.89

Average shares: Basic and Diluted	5,809	5,877

Market and per common share data
Market capitalization	$140,439	$181,322
Common shares at period-end	5,820	5,805
Share price during period:
High	32.70	35.50
Low	20.00	20.02
Closing price at period-end	24.60	31.80
Book Value per common share: Basic and Diluted	49.81	48.43
Adjusted Book Value per common share: Basic and Diluted (2)	39.66	38.49

Selected balance sheet data
Cash and cash equivalents	$28,644	$8,555
Investments in debt securities	31,038	31,365
Investment in partnerships	376,198	316,677
Deferred tax assets, net	59,083	57,711
Loans held for investment	—	54,100
All other assets	38,099	17,234
Total assets	$533,062	$485,642

Debt	$237,805	$201,816
All other liabilities	5,373	2,701
Total liabilities	243,178	204,517
Common shareholders' equity ("Book Value")	$289,884	$281,125

Rollforward of Book Value
Book Value - at beginning of period	$281,125	$212,910
Net income	8,374	100,977
Other comprehensive income (loss)	24	(30,064)
Common share repurchases	—	(2,730)
Other changes in common shareholders' equity	361	32
Book Value - at end of period	$289,884	$281,125

Less: Deferred tax assets, net	59,083	57,711
Adjusted Book Value (2) - at end of period	$230,801	$223,414

(1)	The Company recognized a net $2.9 million and $57.7 million deferred tax asset (“DTA”) in the fourth quarter of 2020 and 2019, respectively, that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2020 and December 31, 2019, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)	Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of December 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

PART I

ITEM 1.  BUSINESS

Overview

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects. Unless the context otherwise requires, and when used in this Report, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019 and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk-adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S.”). We believe that we are well positioned to take advantage of these and other investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy and other infrastructure-related projects.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at December 31, 2020, and December 31, 2019.

We operate as a single reporting segment.

COVID-19 and Related Business Impacts

General

In many countries, including the U.S., the outbreak of COVID-19 and the actions taken in response have adversely impacted overall economic activity and contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve as many countries, including the U.S., continue to institute or modify quarantines, business closures and operating restrictions, governmental agency closures and restrictions on travel and group gatherings to contain COVID-19.

The impact of COVID-19 on our operational and financial performance has been modest to date but the long-term impact will depend on future developments, including the duration, spread, intensity and variability of COVID-19, the availability and acceptance of effective vaccines and other measures taken to control it, all of which remain uncertain and difficult to predict. While we are not able to estimate the long-term effects of these factors on our business at this time, the adverse impact on our business, results of operations, financial condition and cash flows could be material. Refer to Part I, Item 1A. “Risk Factors” of this Report for additional information about risks to our business that are posed by COVID-19.

Business Operations

We are managed by our External Manager. We also rely upon other third-party vendors to conduct business operations, including vendors that provide information technology services, legal and accounting services or other support services.

As of December 31, 2020, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

As of December 31, 2020, the construction and development of most of the renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were not significantly impacted by the COVID-19 pandemic as the development and construction of these projects qualified as critical infrastructure or essential services. Furthermore, projects that were financed by loans made by the Solar Ventures did not experience any significant supply chain issues or construction delays during the year ended December 31, 2020. Lastly, origination activity at the Solar Ventures was not meaningfully impacted by COVID-19 during the year.

As further discussed below, certain components of the national and some local renewable energy finance markets have been, and may further be, affected by changing market dynamics, resulting in supply and demand imbalances, particularly for tax equity investments. These market dynamics may materially and negatively impact the Solar Ventures’ loan portfolio.

All loans made by the Solar Ventures are reported at fair value based upon the net present value of such instruments, which was estimated by applying discount factors that reflect market yields for similar credit risks to future contractual payments associated with such loans. The anticipated timing of near-term redemptions and underlying project values were also considered in such fair value measurements. The total fair value of loans outstanding at December 31, 2020, approximated their total UPB at such reporting date.

Other Investments and Hedging Instruments

The Company’s 80% ownership interest in a joint venture, which owns a mixed-use town center development that consists of hotel tenants, retail tenants and undeveloped land parcels and whose incremental tax revenues secure our tax-exempt municipal bond (“Infrastructure Bond”) (hereinafter, the “SF Venture”), was determined to be other-than-temporarily impaired during the preparation of our second quarter financial statements as of June 30, 2020, given the impacts of the downturn in the economy and local and state restrictions on retail tenants stemming from COVID-19. As such, this investment was written down to its fair value at June 30, 2020, using valuation inputs that were sourced from a third-party specialist. Consequently, the Company recognized a $9.0 million impairment loss in its Consolidated Statements of Operations in the second quarter of 2020. Additionally, this investment was assessed to be other-than-temporary impaired at December 31, 2020, and, therefore, was written down to its fair value at such reporting date. In this regard, an additional $3.7 million impairment loss was recognized in the fourth quarter of 2020 that partially offset $4.7 million of equity in income of the SF Venture that was recognized in the same reporting period that stemmed primarily from the termination of a lease with an anchor tenant, which accelerated the amortization of a below-market lease intangible liability into rental income. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information about income that was recognized in connection with this investment.

We continue to monitor the economic impact of the COVID-19 pandemic on the performance of our investments and underlying real estate values. Although we have not recognized impairment charges other than that for the SF Venture discussed above, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate further. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

Hedging instruments used by the Company to manage interest rate and foreign currency risks have performed in accordance with the contractual terms.

DTAs

While COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at December 31, 2020. Given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a reduction to the net carrying value of DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss, the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Liquidity and Capital Resources

During the year ended December 31, 2020, COVID-19 has not prevented us from operating our business and making investments. However, we continue to have limited liquidity and rely on our capital partner for disproportionate funding contributions in connection with certain of our renewable energy investments. Our capital partner has continued to show a willingness to increase its commitment to the Solar Ventures, but the Company continues to consider our funding risk when assessing our liquidity and capital resources.

At December 31, 2020, the Company was in compliance with all of its debt covenants.

Renewable Energy Investments

We invest in loans that finance renewable energy projects to enable developers, design and build contractors and system owners to develop, build and operate renewable energy systems throughout the U.S. Renewable energy debt in which we invest is primarily structured as senior secured fixed rate loans that are made through joint ventures or directly on our balance sheet. We generally target loans that are short-term in nature, and that are typically made to borrowers when they are in the late stages of development or in construction of their commercial, utility or community solar scale photovoltaic (“PV”) facilities, but we may also make longer duration loans to these borrowers to finance completed facilities. These facilities are located across different states and benefit from various state and federal regulatory programs. The short duration of loans in which we have typically invested help us to manage interest rate risk, mitigate long-term risks such as credit exposure to off-take counterparties and provides us flexibility to target investments. However, there have been and there may in the future be opportunities to originate longer-dated investments that would potentially provide greater insight into our future earnings.

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”). Together with our wholly owned subsidiary, Renewable Energy Lending, LLC (“REL”), these joint ventures are hereinafter collectively referred to as the “Solar Ventures.” We are a 50% investor member in the renewable energy joint ventures in which we invest, although we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to non-pro rata funding agreements between our capital partner and us. Such non-pro rata funding agreements are generally executed in instances when the Company does not have sufficient liquidity at the time of a capital call. Distributions from the Solar Ventures generally are made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance.

Investment Interests and Related Carrying Values

At December 31, 2020, through MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, we held minority economic interests of 45.2%, 45.0% and 42.3% in SCL, SPL and SDL, respectively. At December 31, 2019, the Company held 42.0%, 50.0% and 41.5% economic interests in SCL, SPL and SDL, respectively. The Company is the sole member in REL. The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below.

Subsequent to December 31, 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed the full $10.0 million in SCL capital calls and $102.0 million of $127.0 million in SDL capital calls, while the Company contributed the balance of these capital calls, or $25.0 million. In addition, our capital partner received distributions of $13.0 million in SCL, while the Company received distributions of $25.0 million. As a consequence of these non-pro rata capital contribution and distributions, our economic interest in SCL and SDL, as of March 24, 2021, decreased to 38.4% and 37.3%, respectively.

Table 1 provides financial information about the carrying value of the Company’s renewable energy investments at December 31, 2020 and December 31, 2019.

Table 1:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Equity investments in the Solar Ventures	$363,157	$289,123
Loan receivable	—	500
Total carrying value	$363,157	$289,623

The carrying value of the Company’s equity investments in the Solar Ventures increased $74.0 million during 2020 as a result of $34.4 million of net capital contributions made and $39.6 million of equity in income from the Solar Ventures that was recognized during the year ended December 31, 2020. Returns on equity investments in the Solar Ventures are further discussed below.

Lending Activities of the Solar Ventures - General

The Solar Ventures typically lend on a senior secured basis collateralized by solar projects, but may also invest in subordinated loans, mezzanine loans and revolving loans and may finance non-solar renewable technologies such as wind and battery storage, or provide equipment financing and other customized debt solutions for borrowers. The Solar Ventures have historically targeted loans that are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, with origination fees that range from 1.0% to 3.0% on committed capital and fixed-rate coupons that range from 7.0% to 14.0%. These loans typically range in size from $2 million to over $50 million and may exceed $100 million for utility scale projects.

Since their inception in 2015, the Solar Ventures have invested in more than 200 project-based loans that total $3.4 billion of debt commitments for the development and construction of over 780 renewable energy project sites. When completed, these projects are expected to contribute to the generation of over 9.4 gigawatts of renewable energy, thereby eliminating approximately 268.5 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $1.1 billion of commitments across 35 loans during 2020 as compared to $999.0 million across 62 loans during 2019.

At December 31, 2020, loans funded through the Solar Ventures had an aggregate unpaid principal balance (“UPB”) of $701.2 million and fair value (“FV”) of $702.6 million, a weighted-average remaining maturity of 17 months and a weighted-average coupon of 12.4%. At December 31, 2019, loans funded through the Solar Ventures had an aggregate UPB and FV of $654.4 million, a weighted-average maturity of 10 months and a weighted-average coupon of 10.8%. The FV of loans made by the Solar Ventures is generally measured for reporting purposes based upon the net present value of such instruments, which is estimated by applying discount factors that reflect market yields for similar credit risks to future contractual payments associated with such loans. The anticipated timing of near-term redemptions and underlying project values are also considered for such purpose.

Table 2 provides financial information about the composition of the Solar Ventures’ loan portfolio at December 31, 2020 and December 31, 2019.

Table 2: Composition of the Solar Venture’s Loan Portfolio

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Late-stage development	$375,390	$298,609
Construction	114,013	321,809
Permanent	179,830	23,597
Other loans associated with renewable energy	31,921	10,345
Total UPB	$701,154	$654,360

At December 31, 2020, the Solar Ventures had $261.7 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. Based upon our 50% interest in these ventures, and various non-pro rata capital contribution agreements, $114.7 million of such commitments were attributable to the Company. Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and uninvested capital. Uninvested capital or capital shortfalls may arise due to the difficulty of aligning the timing of loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures would be required.

Certain components of the national and some local renewable energy finance markets, such as the Electric Reliability Council of Texas (“ERCOT”), have been and may further be affected by changing market dynamics, resulting in supply and demand imbalances. These market dynamics may materially and negatively impact the Solar Ventures’ loan portfolio in a variety of ways, including, but not limited to, the availability and pricing of tax equity and the deterioration of underlying project value if the price of electricity falls due to competition or waning demand and a project has merchant exposure to variable market prices. Furthermore, energy generated by renewable energy projects is dependent upon suitable weather conditions and should unfavorable weather conditions be sustained or particularly severe, there may be significant supply and demand imbalances, or power production deficiencies, either of which could cause a significant increase in the price of power and a decrease in the availability of power, which may also cause merchant exposure to variable market prices to the extent power production agreements are not met. This could further impact the availability and pricing of tax equity or permanent take-out financing and result in a deterioration of the underlying project value. The Solar Ventures’ concentration in ERCOT could further impact when invested capital is repaid and re-invested.

At December 31, 2020, all but two renewable energy projects, both of which are located in the ERCOT service area and were financed by three loans from the Solar Ventures that had a total UPB of $214.3 million, had usual and customary take-out commitments in place as generally required under the loan agreements. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a loan made by the Solar Ventures or the sale of the underlying renewable energy project to third parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. The Solar Ventures may themselves participate in the take-out of such loans by providing financing, including long-term mezzanine financing or other credit enhancements. Additionally, the Solar Ventures may increase the size of funding commitments or extend the contractual maturity of loan receivables as necessary to preserve the value of loan investments made. Given the macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we continue to closely monitor loan performance and expected sources of repayment. As further discussed below, the two projects that, at December 31, 2020, did not have usual and customary take-out commitments are under construction or development in the ERCOT service area. On March 2, 2021, a take-out commitment was secured for one of these projects (“ERCOT Project 2”) that is under development and for which the total UPB of related development and mezzanine financing was $44.7 million at December 31, 2020, while we are in discussions to resolve any defaults and provide for the future ownership and operation of another project (“ERCOT Project 3”) that is under construction and for which the total UPB of related development and mezzanine financing was $169.6 million at December 31, 2020.

Lending Activities of the Solar Ventures – ERCOT Exposures

At December 31, 2020, 55.9% of the total UPB of outstanding loans of the Solar Ventures were associated with a single sponsor and were secured by three projects located in the ERCOT service area. On February 24, 2021, our economic interest in loans related to these three projects became 45.0%, and is expected to remain as such, based upon a non-pro rata capital contribution agreement executed with our capital partner.

In the fourth quarter of 2020, a renewable energy project in the ERCOT service area to which the Solar Ventures made construction and mezzanine loans, which had aggregate UPBs of $295.5 million and represented 39.6% of the total UPB of the loan portfolio of the Solar Ventures at September 30, 2020, began operational activities and was recapitalized with tax-equity and term debt provided by third parties and a $177.5 million sponsor equity loan provided by SPL (“ERCOT Project 1”). The renewable energy joint ventures provided certain guarantees of indemnity and project sponsor performance obligations to third parties to facilitate this recapitalization, which resulted in the full repayment of the Solar Ventures’ construction and mezzanine loans and reduced the Solar Ventures’ total loan commitment exposure to this project by $110.5 million. At December 31, 2020, the sponsor equity loan represented 25.3% of total UPB of the Solar Ventures’ loan portfolio and is categorized as a permanent loan in Table 2.

During the second and third weeks of February 2021, a severe winter storm occurred in the southern and midwestern states in the U.S., including the ERCOT service area, that impaired the operational capabilities of numerous fossil fuel and renewable energy generating assets in the region. Extreme cold temperatures also caused the demand for electricity to surge to unprecedented levels, driving the market price of power to the maximum price permitted by ERCOT for multiple days. Weather conditions during this timeframe caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at market prices in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. The party which manages ERCOT energy deliveries and payments on behalf of ERCOT Project 1 under its supply agreements thereafter provided notification on March 10, 2021, that the net settlement cost associated with the power delivery shortfall during that period totaled $25.5 million. The project pledged $3.0 million of cash; however, given the liquidity constraints of the project and the sponsor member it is expected that they will be unable to meet the remaining net settlement payment. As a result, the Company and our capital partner expect that they will provide the capital to SPL to enable the project to satisfy its net settlement payment obligation of $22.5 million as well as any additional payment obligations, that may be required in connection with or to facilitate the final closing of the recapitalization of the ERCOT Project 1 in the fourth quarter of 2020 upon substantial completion of the project. Due to the project’s value, its capital structure and other repayment risk factors, we believe that recovery of these additional advances expected to be made by SPL would be at significant risk and, consequently, a related fair value loss is expected to be recognized by SPL in the first quarter of 2021 that, taken together with interest income that is not expected to be accrued during such reporting period (as further discussed below), could result in a substantial decrease in SPL’s net income.

On March 2, 2021, SDL and SCL executed loan amendments and other agreements to facilitate the take-out of a development loan provided by SDL and of the allocated portion of a mezzanine loan provided by SCL, which are financing ERCOT Project 2. To mitigate risk and reduce exposure to this project, SDL and SCL agreed to waive all interest and fees on the repayment of SDL’s development loan and an allocated portion of SCL’s mezzanine loan which, at December 31, 2020, had a combined UPB of $44.7 million including the capitalization of $7.6 million of interest and fees, and further agreed to provide $30.2 million of bridge construction loan proceeds to the project in anticipation of an expected sale of the project to a prospective buyer by May 15, 2021. These agreements also provided the prospective buyer with a mezzanine loan facility of up to $9.0 million, the proceeds of which can be utilized upon the closing to refinance the existing development loan and allocated portion of the mezzanine loan. The terms of any such new mezzanine loan are subject to final negotiation, approvals and documentation. Additionally, in consideration for its waiver of interest and fees on this development loan, as part of this loan’s restructuring SDL will, upon closing, have the ability to recover up to $4.0 million of foregone interest and fees through a participation interest, subject to the prospective buyer receiving a specified rate of return on its investment. All loans will be reported at fair value and, given loan-related concessions made, a mark-to-market loss and other reductions in net income are expected to be recognized in the first quarter of 2021 by SDL and SCL and such impacts could be substantial.

On January 12, 2021, a notice of default was issued by SDL in connection with a development loan made to ERCOT Project 3 that had a UBP and fair value of $160.3 million and $168.4 million, respectively, at December 31, 2020, because the loan was past its maturity date with no take-out commitment in place. During the first quarter of 2021, $80.1 million of additional advances were made in connection with this loan to continue to fund the project’s construction activities and keep it on schedule to meet its target mechanical completion date. Discussions to resolve any defaults associated with this loan and provide for the future ownership and operation of this project are currently in process.

The ERCOT market remains volatile and uncertain primarily stemming from the February 2021 weather event and resulting energy crisis. There is litigation among various market participants and potential legislative reform is being considered, all of which remain uncertain. Assuming that the Company was unable to recover any of the additional advances made to ERCOT Project 1 (as outlined above), the Company’s allocable share of losses in the first quarter would, when taken together with loan-related interest income that is not expected to be accrued and other impacts stemming from the aforementioned actions taken to maximize the recovery of loans made to ERCOT Project 2, be $23.3 million, or approximately $4.00 per share (such loss would be recognized by the Company as a reduction in equity in income of the Solar Ventures). However, it is difficult to estimate first quarter impacts related to these exposures in absence of, among other things, the completion of fair value measurements of loans outstanding at the Solar Ventures at March 31, 2021, which require various valuation inputs that were not available as of the filing date of this Report. Further, additional events may occur that could cause this estimate to change by amounts that could be material.

Loan Portfolio Redemptions and Returns at the Solar Ventures

Through December 31, 2020, $2.3 billion of commitments across 159 project-based loans had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) to the Solar Ventures of 19.7% that was on average higher than originally underwritten loan IRRs. For the year ended December 31, 2020, 48 loans totaling $1.0 billion of commitments had been repaid, resulting in a WAIRR of 23.0% to the Solar Ventures. The WAIRR was disproportionately increased during the year ended December 31, 2020, by one loan that provided an extraordinary IRR. Excluding this loan, the above WAIRR would have been 15.3% and 13.0%, respectively. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR at the Solar Ventures has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buy out our former investment partner’s interest in REL; and (iii) the opportunity cost of uninvested capital.

At December 31, 2020, the Solar Ventures had two loans on non-accrual status. Such loans were associated with ERCOT Project 1 and ERCOT Project 2, which had a combined UPB of $188.2 million. The Solar Ventures did not recognize $1.5 million of interest income in 2020.

Returns on Renewable Energy Investments

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

Table 3:  Income Recognized from Renewable Energy Investments

	For the year ended
	December 31,
(in thousands)	2020	2019	Change
Equity in income from the Solar Ventures	$39,560	$20,758	$18,802
Interest income and net fee income (1)	97	2,287	(2,190)
Net gains on loans	97	—	97
Total investment income	$39,754	$23,045	$16,709
(1)	The majority of interest income recognized in 2019 was attributable to a secured loan receivable from an affiliate of Hunt related to the Company’s acquisition of Hunt’s equity interest in SDL in the second quarter of 2019. This loan receivable was recharacterized as an equity investment in SDL in the fourth quarter of 2019.

The Company generated an unlevered net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 11.5% and 11.4% for the periods ended December 31, 2020 and December 31, 2019, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing total income from renewable energy investments by the average carrying value of renewable energy investments.

The Company generated a leveraged net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 14.6% and 13.9% for the periods ended December 31, 2020 and December 31, 2019, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing net income from renewable energy investments less attributed cost of funding (as further described below) by a net average value that incorporates the carrying value of renewable energy investments, the UPB of attributed funding and restricted cash associated with attributed funding (where the UPB of attributed funding partially reduces the other two components in such net value).

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s renewable energy investments.

Leveraging our Renewable Energy Investments

On September 19, 2019, MEH, entered into a $125.0 million (the “Facility Amount”) revolving credit agreement with various lenders. During the first quarter of 2020, the maximum Facility Amount was increased to $175.0 million and the committed amount of the revolving credit facility increased from $100.0 million to $120.0 million upon the joinder of an additional lender and an increase in commitment by one of the existing lenders.

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

The UPB and carrying value of amounts borrowed under the revolving credit facility was $103.7 million and $94.5 million at December 31, 2020 and December 31, 2019, respectively. The Company recognized $5.8 million and $1.2 million of related interest expense in the Consolidated Statements of Operations for the year ended December 31, 2020 and December 31, 2019, respectively.

The liquidity accessed by the Company through the revolving credit facility since its inception has increased the amount of capital invested in the Solar Ventures.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. DTAs are recognized if we assess that it is more likely than not that tax benefits, including NOLs and other tax attributes, will be realized prior to their expiration.

At December 31, 2020, the Company had pretax federal NOLs of $358.9 million that were available to reduce future federal income taxes. These NOLs will begin to expire in 2028. As of December 31, 2020, the Company concluded that, based on the weight of available evidence, it was more likely than not that the Company would utilize $215.2 million of these NOLs. Accordingly, during the fourth quarter of 2020, the Company recognized an incremental $2.9 million net DTA. At December 31, 2020, the carrying value of the Company’s net DTA was $59.1 million while a $63.4 million valuation allowance was established in connection with that portion of federal and state NOL carryforwards that were expected as of such reporting date to expire prior to utilization. Refer to Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for additional information about DTAs.

Investments in Bonds

The Company has one tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development. At December 31, 2020, this Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.4 million and $24.7 million, respectively. During the second quarter of 2020, a financing transaction was executed that involved the sale of this bond investment to a third-party with which the Company contemporaneously-executed a total return swap (“TRS”) agreement that also referenced such bond investment. Given the economic interest retained in such bond investment through the TRS agreement, the Company reported the conveyance of such investment as a secured borrowing and, therefore, continued to recognize the Infrastructure Bond on the Company’s Consolidated Balance Sheets.

At December 31, 2020, we also held one subordinated unencumbered tax-exempt multifamily bond investment with a UPB and fair value of $4.0 million and $6.3 million, respectively.

Real Estate-Related Investments

At December 31, 2020, we maintained an interest in a real estate-related investment through our 80% ownership interest in the SF Venture. The carrying value of this investment was $11.2 million at December 31, 2020.

At December 31, 2020, we also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia. During the year of 2020, the Company invested $7.1 million in additional land improvements that were capitalized, increasing the carrying value of our investment. As of December 31, 2020, the carrying value of this investment was $15.5 million.

At December 31, 2020, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”). SAWHF is a multi-investor fund that matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2022. On May 22, 2020, the Company received a pro-rata distribution from SAWHF of 7.2 million common shares of a residential real estate investment trust (“REIT”) that is listed on the Main Board of the Johannesburg Stock Exchange. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. The carrying values of the Company’s equity investments in SAWHF and the REIT were $1.8 million and $2.5 million, respectively, at December 31, 2020.

The carrying values of our real estate-related investments are not necessarily indicative of the price we would receive upon a sale of those assets which would be affected, possibly materially, by the then-current macroeconomic and microeconomic market conditions, including the matters described in Item 1A. “Risk Factors.”

Other Debt Obligations

At December 31, 2020, the Company had other debt obligations that included subordinated debt, notes payable and other debt used to finance certain non-interest bearing investments and asset related debt that was used to finance interest bearing investments. During the second quarter of 2020, the Company closed a $10.0 million lending arrangement that is secured by our direct investment in the Frederick County, Virginia property and a $23.5 million financing arrangement associated with its Infrastructure Bond investment. The carrying value and weighted-average yield of the Company’s other debt obligations was $134.1 million and 2.4%, respectively, at December 31, 2020. Refer to Table 9, “Debt,” within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Human Capital Resources

We have no employees. The Company engaged our External Manager to manage the Company’s continuing operations on January 8, 2018, and all former employees of the Company were at that time hired by the External Manager.

Other Information Concerning Our Business

At December 31, 2020, our principal office was located at 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224. Our telephone number at this office was (443) 263-2900. Our corporate website is www.mmacapitalholdings.com, and our filings under the Exchange Act are available through that site, as well as on the Securities and Exchange Commission (“SEC”) website at www.sec.gov. The information contained on our corporate website is not a part of this Report.

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

Risks Related to Our Business Operations

The COVID-19 pandemic and actions taken to mitigate its spread and economic impact, or other outbreak of disease or similar public health threat, could adversely impact or cause disruption of our financial condition and results of operations.

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

We believe that our ability to operate and our level of business activity has been and is likely to continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic, and that such impacts could have a material adverse effect on our business, financial condition and results of operations. Factors that may adversely impact our financial condition and results of operations related to COVID-19, or potentially another pandemic, include the following:

●	the availability of permanent loans, tax credit equity and other monetization events that are the primary sources of repayment of loans made by the Solar Ventures may be limited, which could lead to fair value losses on loans made by the Solar Ventures and we may lose some or all of our investment;
●	the value of renewable energy infrastructure projects that secure loans made by the Solar Ventures could decline, which would negatively impact the value of loans made by the Solar Ventures, potentially permanently and materially;
●	the disruption in the credit markets could cause a lack of opportunity for future loans through a reduced pipeline of loans for investment by the Solar Ventures as well as a reduced availability of other infrastructure investments. Additionally, if the Company is unable to fund its share of capital contributions to the Solar Ventures as a result of an inability to access the debt and equity capital markets, or our capital partner becomes unwilling or unable to continue to contribute its share of capital to the Solar Ventures, the Solar Ventures could default on their lending commitments to their borrowers. This would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation;
●	construction or development of renewable energy or other infrastructure projects that are being or could be financed through loans made by the Company or Solar Ventures may be unable to proceed on a timely basis or at all due to, among other things, government mandated restrictions or moratoriums on construction or the inability to source the necessary construction personnel, equipment or parts;
●	significant uncertainty and volatility with respect to the current and future values of real estate-related assets as COVID-19 is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The impact of COVID-19 on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, lower transaction volume may result in less data for assessing real estate values. This increases the risk that our asset values may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the period and may not reflect the changes in values resulting from COVID-19. In addition, many of the COVID-19 impacts that initially occurred continue to exist and are not immediately quantifiable. However, the impact on value will likely become more apparent over the longer term. To the extent real estate or other asset values decline after the date we disclose our asset values, whether related to COVID-19 or otherwise, new investors may overpay for their investment in our common stock, which would heighten their risk of loss;
●	restrictions on business operations and re-openings or an economic downturn is likely to negatively impact the development and leasing activity related to our equity investment in the SF Venture. Moreover, revenues generated by tenants of the SF Venture may be reduced or the SF Venture may have to grant concessions to tenants both of which could cause losses related to our equity investment in the SF Venture. These factors, among others, led to the impairment of our investment in the SF Venture during 2020;
●	should economic conditions further deteriorate and cause declines in the value of our investments that would be assessed to be other-than-temporary in nature, we would recognize additional impairment losses related to such investments;
●	personnel of our External Manager, including our executive officers and other employees of the External Manager that support our operations may become ill and unavailable; and
●	third-party vendors we rely on to conduct our business, including vendors that provide IT services, legal and accounting services, or other operational support services may become unable to deliver services or support to the Company.

The rapid development, fluidity of the circumstances and unknown long-term impacts resulting from COVID-19 preclude any prediction as to the duration and extent of its adverse impact and makes it more difficult to determine the fair value of investments, especially those that rely on estimates and are inherently judgmental. Accordingly, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.

To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors below, including, but not limited to, those relating to our revolving credit facility and our access to capital generally, our exposure to changes in interest rates, our exposure to collateral calls associated with agreements we used to hedge interest rate risk, our investments in bonds and real estate and the lack of liquidity related to the value and marketability of our non-cash assets.

We are exposed to various risks associated with our renewable energy investments.

Our renewable energy investments consist primarily of indirect investments in loans made by the Solar Ventures that finance renewable energy projects. The Solar Ventures generally invest in loans that have a duration of less than one year and need to reinvest their redemption proceeds in new investments with comparable returns in order to maintain their existing revenues. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a given loan or the sale of an underlying renewable energy project to third parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. The Solar Ventures may themselves participate in the take-out of such loans by providing long-term financing, including making loans that are subordinate to other loans secured by the renewable energy projects in which we have invested. Additionally, the Solar Ventures may increase the size of funding commitments or extend the contractual maturity of loan receivables or offer other credit enhancements as necessary to preserve the value of loan investments, although such actions, if taken, could potentially result in loss recognition by the Solar Ventures. Furthermore, lenders of permanent loans and syndicators of tax credit equity may require access to the credit markets, which could impact their ability to finance the take-out of the Solar Ventures’ loans.

The production of renewable energy depends heavily on suitable meteorological conditions. If weather conditions are unexpectedly unfavorable, the electricity production from the renewable energy projects that we finance may be substantially below expectations. Should unfavorable weather conditions be sustained or particularly severe, the operating projects in which we have invested may not be able to meet their power production obligations and the projects may have to make payments or buy power to make up for the shortfall. These conditions may also cause demand for power to increase. A decrease in supply or an increase in demand for power or both, could cause a significant increase in the price of power, which may cause our operating projects to have merchant exposure to variable market prices, and that exposure could be substantial. Such exposure, and the failure to meet power production requirements could cause a significant deterioration of the underlying project value and our permanent loan investments. For example, a severe winter storm during the second and third weeks of February 2021 caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at the maximum market price that was in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. As a result, the Company and our capital partner expect that they will provide the capital to SPL to enable the project to satisfy its net settlement payment obligation of $22.5 million as well as any additional payment obligations, that may be required in connection with or to facilitate the final closing of the recapitalization of the ERCOT Project 1 in the fourth quarter of 2020 upon substantial completion of the project. Due to the project’s value, its capital structure and other repayment risk factors, we believe that recovery of these additional advances expected to be made by SPL would be at significant risk and, consequently, a related fair value loss is expected to be recognized by SPL in the first quarter of 2021 that, taken together with interest income that is not expected to be accrued during such reporting period (as further discussed below), could result in a substantial decrease in SPL’s net income.

The Solar Ventures regularly have unfunded loan commitments to borrowers and, as of December 31, 2020, these unfunded loan commitments totaled $261.7 million. The unfunded loan commitments are anticipated to be funded primarily by capital within the Solar Ventures through a combination of uninvested capital and existing loan redemptions. In addition, SCL, SPL and SDL have provided, and may in the future provide, certain guarantees (which may be joint and several) of indemnity and performance obligations associated with the solar projects financed by the Solar Ventures. These guarantees have in the past and may in the future cover such costs as hail damage in excess of insurance coverage, renewable energy credit recapture loss or inability of a tax credit investor to claim investment tax credits due to breaches of the project sponsor’s representations, warranties or covenants. If the Solar Ventures are required to perform on these guarantees, they may not have sufficient cash to meet their other funding obligations. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures would be required. The ability of the Company to fund its share of additional capital is currently, and may become increasingly, dependent upon our access to the debt and equity capital markets and the willingness and ability of our capital partner to continue to contribute its share of additional capital or capital in excess of its pro rata ownership of the Solar Ventures. If we are unable to meet our funding obligations, the Solar Ventures could default on their lending commitments to their borrowers, which would adversely affect our business, cash flows and financial condition and result in damage to our and our External Manager’s reputation.

Our renewable energy investments are subject to various other risks that could adversely impact the demand or financial performance of these investments. We have project related risk including construction risk, permanent financing risk, repayment risk, collateral risks (such as value and ability to foreclose), project operations risk, concentration risk and meteorological risk.

●	Our concentration risk at any point in time may relate to: (i) developer partners and sponsors; (ii) constructors and Engineering Procurement Construction (“EPC”) contractors; (iii) program and regulatory regimes; (iv) offtake counterparties such as commercial entities and municipalities; (v) take-out counterparties such as tax-equity providers, permanent debt providers and third-party project asset buyers; (vi) single projects size; and (vii) module and equipment suppliers.
●	To the extent we make longer duration loans that finance projects which have commenced operation, the value of the project and our investment could be adversely affected by whether the project is operated so as to meet its power output requirements, whether the project is properly maintained, whether there is sufficient demand for the power that is produced and whether the project owner must purchase power on the open market to meet shortfalls.
●	Our project related meteorological risk at any point in time may relate to: natural disasters or unfavorable weather and atmospheric conditions that could impair the effectiveness of the renewable energy projects, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy projects; or components of renewable energy systems, such as solar panels and inverters, could be damaged by natural disaster or severe weather, including wildfires, hurricanes, hailstorms, ice storms or tornadoes.

We also have market risk, including the following: (i) increased competition in renewable energy lending; (ii) if the cost of energy generated by other than renewable energy sources declines, the demand for projects that the Solar Ventures finance may consequently be reduced, which could harm new business opportunities; (iii) changes in various policies and regulations related to the functioning of the electricity market may adversely impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy; (iv) renewable energy projects generally rely on supply chains for equipment and transmission from third parties to distribute their output, which may make them susceptible to increased costs or access barriers; (v) development of new electric generating technologies that may be beyond the External Manager’s expertise; (vi) significant reliance on existing relationships to generate investment opportunities; and (vii) disruptions in the credit markets. In considering these market risks, it is important to understand that certain components of the national and some local renewable energy finance markets, such as ERCOT, have been and may further be affected by changing market dynamics, resulting in supply and demand imbalances, particularly for tax equity investments. These market dynamics may materially and negatively impact the Solar Ventures’ loan portfolio in a variety of ways, including, but not limited to, the availability and pricing of tax equity and the deterioration of underlying project value if the price of electricity falls due to competition or waning demand and a project has merchant exposure. The Solar Ventures’ concentration in some of the affected markets could further impact when and how capital invested in late-stage development, construction and permanent loans is repaid and re-invested. At December 31, 2020, 55.9% of the total UPB of outstanding loans of the Solar Ventures were associated with a single sponsor and were secured by three projects located in the ERCOT service area. As of March 24, 2021, 61.9% of the Company’s total investment in the Solar Ventures represented our allocable share of the total UPB of the Solar Ventures’ outstanding loans to this single sponsor that financed these three projects located in ERCOT.

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

Moreover, we do not control the Solar Ventures. In this regard, our capital partner may not consent to decisions that may be in our best interest or they may at any time have economic or other business interests different than ours. Additionally, as a consequence of various non-pro rata capital contributions made by our capital partner, we held a minority economic interest in SCL, SPL and SDL at December 31, 2020. In this regard, the Company ceded decision-making control over the workout of troubled loans, to the extent there are any, to its capital partner until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance.

If we are unable to access the debt or equity capital markets in order to satisfy financial obligations to our capital partner under various non-pro rata funding agreements, our capital partner may have the right to either (i) cause the Solar Ventures to make special distributions disproportionately to it (without distribution to us) of net cash flow from any capital transactions (subject to limitations provided in such non-pro rata funding agreements) or (ii) enter into a mutually agreeable definitive amendment (to be negotiated in good faith) to the relevant operating agreements of the Solar Ventures reflecting the majority funding position of the Company’s capital partner. In the absence of our non-pro rata funding agreements, our capital partner could cause the Company to be assessed as a defaulting member under the Solar Ventures operating agreements and could subject us to a defaulting member loan that accrues interest at a rate of 18% until paid with repayment being made from distributions senior to other distributions that would otherwise be payable to us.

Lastly, the sale or transfer of our interests in the Solar Ventures is also restricted and subject to buy-sell provisions that could be triggered at a time when we may not desire, thus inhibiting our ability to sell our interests or realize the expected returns that may be generated by the Solar Ventures.

We operate in an increasingly competitive market.

We compete against a number of parties who may provide financing alternatives to the investments in which we invest, including specialty finance companies, banks, private equity, institutional investors, independent power producers, pension funds, developers and others who provide capital solutions to renewable energy developers, EPC contractors and system owners. The continued low interest rate environment and increasing investor appetite in the renewable energy market have increased the level of competition that we face.

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

Our ability to borrow from the revolving credit facility is dependent upon our remaining in compliance with a borrowing base, which is comprised of eligible renewable energy loans made either through the Solar Ventures in which we are an investor or that we have invested in directly. Compliance with the borrowing base depends on a sufficient percentage of the underlying loans remaining performing and eligible. A loan having an event of default or not adhering to pre-set underwriting criteria would cause a loan not to be borrowing base eligible. If the amount drawn from the revolving credit facility exceeds the available capacity under the borrowing base and this variance is not cured in a timely manner, the lender could declare an event of default that could have a variety of negative outcomes that include, but are not limited to, the lender foreclosing on our equity interests in MEH, which holds our interests in the Solar Ventures, all of which have been pledged to secure this financing.

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

We may have an UPB associated with amounts drawn from the revolving credit facility when it matures in 2022. If we are unable to repay or refinance the remaining balance of this debt, or if the terms of any available refinancing are not favorable, we may be forced to liquidate assets or incur higher costs which may significantly harm our business and financial condition.

Our ability to maintain and grow our shareholder value over the long term would be adversely affected if we are unable to make new investments, our lenders fail to meet their funding commitments to us or if we are unable to raise capital.

We need to identify, attract and obtain new capital in order to increase the number and size of the investments that we make. Our ability to raise capital depends on a number of factors, including certain factors that are outside our control. There can be no assurances that we can find or secure commitments for new capital or that new or existing lenders will meet their funding commitments to us. The failure to obtain or maintain capital in sufficient amounts, or to realize sufficient returns on the Company’s current investments, as well as the failure to reinvest investment or capital proceeds into new higher yielding investments could result in a decrease in the number and dollar value of our investments, or a decline in the rate of growth of these investments, any of which could adversely impact our revenues, cash flows and financial condition. If we are unable to raise capital, we may not be able to take full advantage of our External Manager’s pipeline opportunities.

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

Because all of our real estate-related investments and bond investments are secured by real estate, consist of real estate or investments in entities that own real estate, or are dependent upon incremental tax revenues generated from real estate, the value of these investments is exposed to various real estate-related risks. The value of these investments may be adversely affected by changes in macroeconomic conditions or other developments in real estate markets. These factors include but are not limited to: (i) overall development risk; (ii) changes in interest rates that affect the value of the real estate we own or in which we have an interest; and (iii) increasing levels of unemployment and other, adverse regional or national economic conditions. Should any of these investments decline in value, the Company would be required to recognize an impairment loss to the extent that such declines are assessed to be other-than-temporary.

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

The payment terms of our subordinated debt, revolving credit facility and certain interest rate derivative instruments that we use to hedge our exposure to interest rate risk are indexed to LIBOR. It is widely expected that LIBOR will not be quoted or available after 2021. In March 2021, the UK Financial Conduct Authority confirmed that one-week and two-month U.S. dollar LIBOR will cease to be published after 2021, as well as confirmed that overnight, one-month, three-month, six-month and one-year U.S. dollar LIBOR tenors will cease to be published after June 2023. We have exposure to one-month and three-month LIBOR.

The Alternative Reference Rates Committee has designated the Secured Overnight Financing Rate (“SOFR”) as a recommended alternative rate for U.S. dollar-based LIBOR. SOFR is published by the Federal Reserve Bank of New York and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities. However, there are significant differences between LIBOR and SOFR and there can be no assurance that the alternative rate or index will be uniformly adopted or that we and our counterparty to our debt and interest rate derivative contracts will agree on a new rate. In any event, it is unlikely that the new rate will be exactly equal to what LIBOR would have been, so the amount of our borrowing costs may increase or the amount paid to us under our interest rate cap and swap agreements might be less than it would have been had LIBOR continued.

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

Our investments in debt securities and derivative financial instruments are reported at fair value, the measurement of which is based upon estimated market yields that consider credit spreads for comparable investments. Consequently, changes in interest rates and credit spreads could cause the fair value of these instruments to change and, therefore, lead to volatility in our reported financial condition and results.

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

Risks Related to Legislation, Regulations and Compliance

We could lose the tax benefit of our NOLs.

As of December 31, 2020, we had an estimated $358.9 million of federal NOLs that were subject to a partial valuation allowance. Our federal NOLs can be used to offset federal taxable income through 2035 at which time most of our NOLs will have expired if not used. However, there are events that could limit, or cause us to lose, the amount of NOLs available to us before that time. For example, our NOLs could be significantly limited in the event of a change of control event, as defined by the Internal Revenue Code. A change of control event may occur when a shareholder, or a collection of shareholders, owning at least five percent of our shares, acquire more than 50% of our outstanding shares within a three-year period. The Company adopted a Tax Benefits Rights Agreement on May 5, 2015 (the “Rights Plan”) as a measure to avoid a change of control event, although the Company cannot guarantee the effectiveness of the Rights Plan. Changes in tax laws could also cause us to lose, or could otherwise limit, the amount of NOLs available to us. On March 11, 2020, the Board of Directors (the “Board”) approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines the plan is no longer required, whichever comes first. The shareholders ratified the Board’s decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

Most of our NOLs are also subject to a 20-year carryforward limitation, which limits the time available to generate the income necessary to fully utilize our NOLs. In this regard, it is possible that some of our NOLs will not be utilized if the Company is unable to generate a sufficient amount of pretax book income before their expiration period begins in 2028. In this regard, should the Company assess that it is not more likely than not that it will utilize federal NOLs for which DTAs were recognized in its Consolidated Balance Sheets, an allowance would be established against the DTAs and a loss would be recognized in the reporting period in which the provision was made.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. We are often required to apply accounting principles to complex transactions or fact patterns and apply judgment when interpreting such rules. In other cases, the application of these policies and methods involve the use of financial models to measure the fair value of certain assets and liabilities or produce other estimates that are reflected in our financial statements. Projections that are produced by such models are often based on assumptions and estimates that involve significant judgment and are inherently uncertain. In this regard, we have established procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. However, due to uncertainty surrounding management’s judgments, assumptions and estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Notes to Consolidated Financial Statements – Note 1, “Summary of Significant Accounting Policies” for a description of our significant accounting policies and estimates.

Comprehensive tax reform and other legislation could adversely affect our business and financial condition.

The Tax Cut and Jobs Act of 2017 provides, among other things, for a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, which could adversely affect the market for tax credit investors to invest in solar tax credits that support our renewable energy investments. In addition, the government could make further changes in tax or other laws, such as the elimination of renewable energy tax credit incentive programs that while not directly affecting our portfolio, could make renewable energy investments less valuable to investors. For example, if tariffs on solar panels or other renewable energy components were increased, or if federal or state incentives were reduced or eliminated, our renewable energy business could be adversely affected. Congress could also pass laws or make changes in tax rates that make competing investments more attractive than our solar projects, which could also make our investments less valuable.

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

The initial term of our Management Agreement extends to December 31, 2022 and, unless terminated, the Management Agreement automatically renews thereafter for successive two-year terms. Either party may elect not to renew the Management Agreement effective upon the expiration of the initial term or any automatic renewal term, both upon 12 months’ prior written notice. However, if we elect not to renew the Management Agreement on this basis, we are required to pay the External Manager a termination fee equal to three times the average annual management fee and incentive compensation earned by, plus one times the average annual amount of certain reimbursements received by, the External Manager during the 24-month period immediately preceding the effective date of termination, which could cause the termination fee to be substantial. These provisions may make it costly and difficult for us not to renew the Management Agreement. If we are required to pay the termination fee as a result of a termination, our results of operations and our shareholders’ equity will be adversely affected. The termination fee could also deter a third party who might be interested in purchasing the Company or depress the price they might be willing to pay.

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

The External Manager is entitled to receive a management fee from us that is based on a fixed percentage of our GAAP common shareholders’ equity, regardless of the performance of our investment portfolio. For example, we would owe the External Manager a management fee for a specific period even if we experienced a net loss during that period. The External Manager’s entitlement to a fee based on a fixed percentage of our GAAP common shareholders’ equity excluding the carrying value of DTAs may encourage the External Manager to invest in riskier assets in order to grow the equity base upon which the fee is paid and may reduce its incentive to find investments that provide appropriate risk-adjusted returns for our investment portfolio. Similarly, the incentive compensation payable to the External Manager is based on year-over-

year increases in diluted common shareholders’ equity per share, which could also encourage the External Manager to invest in riskier assets.

External Manager’s liability is limited under the Management Agreement and we have agreed to indemnify the External Manager against certain liabilities.

Under the terms of the Management Agreement, the External Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Directors in following or declining to follow any advice or recommendations of the External Manager, including as set forth in the investment guidelines. Under the terms of the Management Agreement, the External Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders are not liable to us, our directors, shareholders or any subsidiary of ours, or their equity holders or partners for any acts or omissions performed in accordance with and pursuant to the Management Agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or any legal or equitable proceeding, or by virtue of any statute, regulation or other applicable law, or otherwise, except by reason of acts or omissions constituting bad faith, actual and intentional fraud, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify the External Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, stockholders and equity holders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from their acts or omissions not constituting bad faith, actual and intentional fraud, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. As a result, we could experience poor performance or losses for which the External Manager would not be liable.

Affiliates of the External Manager are engaged, or may engage, in similar businesses to ours and the External Manager may have conflicts of interest which could result in decisions that are not in the best interests of our shareholders.

We are subject to conflicts of interest arising out of our relationship with Hunt, including the External Manager and its affiliates. The External Manager may be presented with investment opportunities that we would find attractive, but which it offers instead to its affiliates, some of which are engaged in businesses similar to ours. The External Manager may also have economic or transactional interests that are inconsistent with or adverse to our interests. We and our External Manager have policies and procedures in place to address conflicts of interest, but there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by the External Manager, will enable us to identify, adequately address or mitigate all potential conflicts of interest. These factors could adversely impact our ability to make investments with attractive risk-adjusted returns.

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

Although our shares are listed for trading on the Nasdaq Capital Market and are currently included in the Russell 2000 index, our shares remain thinly traded and any change in our representation in the Russell 2000 index may further reduce liquidity which could, in turn, adversely affect our share price. At this time, we do not have analysts actively tracking and publishing opinions on the Company and our stock, which may cause declines in trading volume or our share price due to limited visibility in the financial markets. Additionally, when we have repurchased our shares, the number of shares outstanding is reduced, which has the effect over time of further decreasing the trading volume of our shares. Accordingly, the trading price of our shares may not reflect their full intrinsic value. Since our shares are thinly traded, we can give investors no assurance that they will be able to sell their shares at market prices or at any price at all if they desire to liquidate some or all of their shares in the Company.

Our Rights Plan could depress our share price.

Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. By discouraging acquisitions of greater than a 4.9% stake in the Company, the Rights Plan might limit takeover opportunities and, as a result, could depress our share price. At December 31, 2020, we had two shareholders, including one who is Chairman of the Board and our former Chief Executive Officer, Michael L. Falcone who held greater than a 4.9% stake in the Company. The Board named Mr. Falcone an exempt person in accordance with the Rights Plan. The Board determined that Mr. Falcone’s exercise of his options and the required share purchases did not constitute a triggering event for purposes of our Rights Plan. In accordance with the Master Transaction Agreement dated January 8, 2018, Hunt remains an exempt person for purposes of the Rights Plan and may purchase up to 9.9% of the Company’s shares in any rolling 12-month period, without causing a triggering event.

As a smaller reporting company and non-accelerated filer within the meaning of the Exchange Act, we utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common shares less attractive to investors.

We are a smaller reporting company within the meaning of the rules under the Exchange Act. We have in this Report utilized, and we plan in future filings with the SEC to continue to utilize, certain reduced disclosure requirements available to smaller reporting companies, including but not limited to, reduced comparative financial statements and related disclosure in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” disclosure about our executive compensation, including the omission of a compensation discussion and analysis; and quantitative and qualitative disclosure about market risk. In addition, as a smaller reporting company we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period applicable to smaller reporting companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Furthermore, as a non-accelerated filer we are no longer subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including the additional testing of our internal control over financial reporting as may occur when our independent registered public accounting firm attests as to the effectiveness of our internal control over financial reporting. As a result, our shareholders may not have access to certain information they may deem important.

We cannot predict if investors will find our common shares less attractive because we will rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

Provisions of our Certificate of Incorporation may discourage attempts to acquire us.

Our Certificate of Incorporation contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us. Those provisions are:

●	If any person or group acquires 10% or more of our shares, that person or group cannot, with a very limited exception (i) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board approved the business combination or acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest or (ii) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our Board and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.
●	The Company is governed by Section 203 of the Delaware General Corporation Law. Under Section 203, the Company will not engage in any business combination with an interested shareholder for a period of three years after the time that such shareholder became an interested shareholder unless (i) the Board approved either the business combination or the transaction by which the shareholder became an interested shareholder, (ii) upon consummation of the transaction which resulted in the shareholder becoming an interested shareholder, such shareholder owned at least 85% of the Company’s voting stock outstanding at the time the transaction commenced, or (iii) at or after the time the shareholder became an interested shareholder the business combination was approved by the Board and by at least two-thirds of the outstanding voting stock not owned by the interested shareholder. An interested shareholder is one who owns 15% or more of the outstanding voting stock of the Company and includes certain affiliates and associates of the Company and of the interested shareholder.
●	Since one-third of our directors are elected each year to three-year terms this could delay the time when someone who acquires voting control of us could elect a majority of our directors.

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

On March 24, 2021, there were approximately 408 holders of record of our common shares.

Recent Sales of Unregistered Securities

None for the three months ended December 31, 2020.

Use of Proceeds from Registered Securities

None for the three months ended December 31, 2020.

Issuer Purchases of Equity Securities

None for the three months ended December 31, 2020.

ITEM 6.  SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the “Consolidated Financial Highlights” table that is located on page 2 of this Report. That information is incorporated into this item by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) increased $8.8 million in 2020 to $289.9 million at December 31, 2020. This change was driven by $8.4 million of comprehensive income and $0.4 million of other increases in common shareholders’ equity.

Book Value per share increased $1.38, or 2.9%, in 2020 to $49.81 at December 31, 2020.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) increased $7.4 million in 2020 to $230.8 million at December 31, 2020. This change was driven by $7.1 million of “Net income from continuing operations before income taxes” and $0.3 million of other increases in Book Value.

Adjusted Book Value per share increased $1.17, or 3.0%, in 2020 to $39.66 at December 31, 2020.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Income

We recognized comprehensive income of $8.4 million during the year ended December 31, 2020, which included $8.4 million of net income and $0.0 million of other comprehensive income. In comparison, we recognized $70.9 million of comprehensive income during the year ended December 31, 2019, which consisted of $101.0 million of net income and $30.1 million of other comprehensive loss.

The $8.4 million of comprehensive income recognized during the year ended December 31, 2020, was primarily driven by strong returns on renewable energy investments. Refer to “Consolidated Results of Operations,” for more information.

Net income from continuing operations before income taxes for the year ended December 31, 2020 was $7.1 million, or $1.23 per share, as compared to $40.5 million of net income, or $6.89 per share, for the year ended December 31, 2019.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 4 provides Consolidated Balance Sheets for the periods presented.

Table 4: Consolidated Balance Sheets

	At	At
	December 31,	December 31,
(in thousands, except per share data)	2020	2019	Change
Assets
Cash and cash equivalents	$28,644	$8,555	$20,089
Restricted cash	17,617	4,250	13,367
Investments in debt securities	31,038	31,365	(327)
Investments in partnerships	376,198	316,677	59,521
Deferred tax assets, net	59,083	57,711	1,372
Loans held for investment	—	54,100	(54,100)
Other assets	20,482	12,984	7,498
Total assets	$533,062	$485,642	$47,420

Liabilities
Debt	$237,805	$201,816	$35,989
Accounts payable and accrued expenses	2,845	2,527	318
Other liabilities	2,528	174	2,354
Total liabilities	$243,178	$204,517	$38,661

Book Value: Basic and Diluted	$289,884	$281,125	$8,759

Less: Deferred tax assets, net	59,083	57,711	1,372
Adjusted Book Value: Basic and Diluted (1)	$230,801	$223,414	$7,387

Common shares outstanding: Basic and Diluted	5,820	5,805	15

Book Value per common share: Basic and Diluted	$49.81	$48.43	$1.38

Adjusted Book Value per common share: Basic and Diluted (1)	$39.66	$38.49	$1.17

(1)	Adjusted Book Value and Adjusted Book Value per common share are financial measures that are determined other than in accordance with GAAP. These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of December 31, 2020 and December 31, 2019. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

Cash and cash equivalents increased primarily due to the Company’s financing activities. Refer to the summary of cash flows within the “Liquidity and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Restricted cash increased primarily as a result of cash collateral required by our counterparty in connection with the financing transaction involving the Company’s Infrastructure Bond investment.

Investments in debt securities decreased primarily due to principal payments received on the Company’s Infrastructure Bond investment during the year ended December 31, 2020.

Investments in partnerships increased primarily as a result of net capital contributions of $34.4 million that we made to the Solar Ventures and the recognition of $39.6 million of equity in income of our investees. The impact of these items was partially offset by the effects of (i) $12.7 million of impairment losses recognized for the year ended December 31, 2020, related to our equity investment in the SF Venture; and (ii) a distribution from SAWHF of 7.2 million common shares of a listed residential REIT that reduced the book value of our equity investment in such fund by $2.9 million.

Deferred tax assets, net increased $1.4 million primarily due to a partial release of the valuation allowance related to these assets in 2020 that was driven by an increase in the Company’s forecast of pretax book income based on updates to assumed future investment returns and other assumptions.

Loans held for investment decreased primarily due to the repayment of the Company’s $53.6 million loan receivable from Hunt (the “Hunt Note”) on January 3, 2020.

Other Assets increased primarily as a result of $7.1 million of land improvement costs that were capitalized in connection with a real estate investment that is in process of development and the aforementioned distribution from SAWHF of REIT common shares.

Debt increased primarily as a result of proceeds received in the second quarter of 2020 related to the financing transactions involving the Company’s Infrastructure Bond investment and direct investment in real estate.  Additional amounts drawn on our revolving credit facility during the year ended December 31, 2020, was also a contributing factor.

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

Table 5: Net Income

	For the year ended
	December 31,
(in thousands)	2020	2019	Change
Net interest income	$1,800	$8,716	$(6,916)
Non-interest income
Equity in income from unconsolidated funds and ventures	43,519	21,904	21,615
Net (losses) gains	(3,758)	26,490	(30,248)
Other income	72	424	(352)
Other expenses
Other interest expense	(8,954)	(5,774)	(3,180)
Impairment losses	(12,731)	—	(12,731)
Operating expenses	(12,803)	(11,257)	(1,546)
Net income from continuing operations before income taxes	7,145	40,503	(33,358)
Income tax benefit	1,229	60,482	(59,253)
Net loss from discontinued operations, net of tax	—	(8)	8
Net income	$8,374	$100,977	$(92,603)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds, loans and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the year ended December 31, 2020, declined compared to that reported for the year ended December 31, 2019, primarily due to: (i) the full repayment of the Hunt Note in the first quarter of 2020; (ii) the recharacterization in the fourth quarter of 2019 of an interest-bearing loan receivable from Hunt into an equity investment in SDL; and (iii) the disposition and redemption of various bond-related investments throughout 2019.

Equity in Income from Unconsolidated Funds and Ventures

Equity in income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 6 summarizes equity in income from unconsolidated funds and ventures for the periods presented.

Table 6: Equity in Income from Unconsolidated Funds and Ventures

	For the year ended
	December 31,
(in thousands)	2020	2019	Change
Solar Ventures	$39,560	$20,758	$18,802
U.S. real estate partnerships	3,126	1,058	2,068
SAWHF	833	88	745
Equity in income from unconsolidated funds and ventures	$43,519	$21,904	$21,615

Equity in income from the Solar Ventures for the year ended December 31, 2020, increased compared to that reported for the year ended December 31, 2019, primarily as a result of an increase in both the amount of equity contributed into the Solar Ventures and weighted-average UPB of loans made by the Solar Ventures. However, as further discussed in Part I, Item 1. “Business,” the amount of equity in income of the Solar Ventures that will be recognized in the first quarter of 2021 is expected to be adversely impacted by losses borne by the Solar Ventures in connection with various advances and other loss mitigation actions taken by the Solar Ventures.

Equity in income from U.S. real estate partnerships for the year ended December 31, 2020, increased compared to that reported for the year ended December 31, 2019, primarily due to the recognition of nonrecurring net income at the SF Venture in the fourth quarter of 2020 that stemmed primarily from the termination of a lease with an anchor tenant, which accelerated the amortization of a below-market lease intangible liability into rental income. We anticipate that we will continue to recognize equity in losses from the SF Venture for the foreseeable future.

Equity in income from the Company’s equity investment in SAWHF for the year ended December 31, 2020, increased compared to that reported for the year ended December 31, 2019, primarily as a result of an increase in the amount of fair value gains recognized by SAWHF in connection with its investment holdings.

Net (Losses) Gains

Net (losses) gains may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, other assets, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

The Company recognized net losses for the year ended December 31, 2020, compared to net gains reported for the year ended December 31, 2019, primarily due to nonrecurring gains of $28.6 million that were recognized in 2019 in connection with the sale or redemption of bond investments.

Other Interest Expense

Other interest expense for the year ended December 31, 2020, increased compared to that reported for the year ended December 31, 2019, primarily due to the recognition of a full year of interest expense in 2020 associated with advances on the Company’s revolving credit facility. The increase in interest expense was partially offset by a reduction in interest expense associated with subordinated debt that was attributable to a decrease in three-month LIBOR.

Impairment Losses

Impairment losses for the year ended December 31, 2020, were attributable to the Company’s equity investment in the SF Venture, which was determined to be other-than-temporarily impaired at June 30, 2020, and December 31, 2020.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 7 summarizes operating expenses for the periods presented.

Table 7: Operating Expenses

	For the year ended
	December 31,
(in thousands)	2020	2019	Change
External management fees and reimbursable expenses	$(8,260)	$(7,248)	$(1,012)
General and administrative	(1,512)	(1,304)	(208)
Professional fees	(2,783)	(2,472)	(311)
Other expenses	(248)	(233)	(15)
Total operating expenses	$(12,803)	$(11,257)	$(1,546)

Operating expenses for the year ended December 31, 2020, increased compared to that reported for the year ended December 31, 2019, primarily due to: (i) an increase in the amount of compensation-related expense reimbursements that were payable to the External Manager as the reimbursement cap increased by $1.0 million for 2020; (ii) an increase in general and administrative expense associated with director fees that stemmed from the addition of two independent directors during the first quarter of 2020 and our former Chief Executive Officer becoming a non-employee director during the third quarter of 2020; and (iii) an increase in legal and consulting fees associated with business strategy and related matters.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2020, decreased compared to that reported for the year ended December 31, 2019, primarily due to a decrease in the magnitude of recognized releases of the DTA valuation allowance.

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

Summary of Cash Flows

Table 8 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented. At December 31, 2020 and December 31, 2019, $17.6 million and $4.3 million, respectively, of amounts presented below represented restricted cash.

Table 8: Net Increase in Cash, Cash Equivalents and Restricted Cash

For the year ended
(in thousands)	December 31, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	17,967
Investing activities	(21,232)
Financing activities	36,721
Net increase in cash, cash equivalents and restricted cash	33,456
Cash, cash equivalents and restricted cash at end of period	$46,261

For the year ended
(in thousands)	December 31, 2019
Cash, cash equivalents and restricted cash at beginning of period	$33,878
Net cash provided by (used in):
Operating activities	8,901
Investing activities	(114,662)
Financing activities	84,688
Net decrease in cash, cash equivalents and restricted cash	(21,073)
Cash, cash equivalents and restricted cash at end of period	$12,805

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the year ended December 31, 2020, increased $9.1 million compared to such net cash flows during the year ended December 31, 2019. This net increase was primarily driven by (i) a $18.7 million increase in distributions received from the Company’s investment in the Solar Ventures and (ii) a $1.3 million decline in interest expense associated with the subordinated debt that was primarily attributable to a decrease in three-month LIBOR (the weighted average interest pay rate on the outstanding debt was 2.9% and 4.4% for the years ended  December 31, 2020 and December 31, 2019, respectively). The impact of these increases was partially offset by: (i) a $4.8 million decline in interest received due to the disposition and redemption of various bond investments during 2019 and the full repayment of the Hunt Note in the first quarter of 2020; (ii) a $4.3 million increase in interest expense due to the recognition of a full year of interest expense in 2020 associated with advances on the Company’s revolving credit facility; and (iii) a $1.1 million increase in management fees and expense reimbursements paid to our External Manager.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows used in investing activities during the year ended December 31, 2020 decreased $93.4 million compared to such net cash flows during the year ended December 31, 2019. This net decrease was primarily driven by: (i) a $100.6 million increase in capital distributions received from the Company’s investments in partnerships during 2020 that almost exclusively related to the Solar Ventures; (ii) the full repayment of the $53.6 million Hunt Note during the first quarter of 2020, which represented a $9.4 million increase in net principal payments received in 2020 as compared to the amount of bond-related sales proceeds and Hunt Note principal payments received in 2019; and (iii) an $11.0 million decrease in cash used for advances on, and originations of, loans held for investment. The effects of these items were partially offset by a $25.5 million increase in 2020 in capital contributions to the Company’s investments in partnerships that primarily related to the Solar Ventures.

Financing Activities

Net cash flows provided by financing activities during the year ended December 31, 2020 decreased $48.0 million compared to such net cash flows during the year ended December 31, 2019. This decrease was primarily attributable to an $85.3 million decrease in net advances from the revolving credit facility in 2020. This decrease was partially offset by: (i) $33.0 million of proceeds associated with second quarter 2020 financing transactions associated with the Company’s Infrastructure Bond investment and direct investment in real estate that is in process of being developed; (ii) a $2.7 million decrease in cash used during 2020 to repurchase the Company’s common shares; and (iii) a $2.2 million decrease in debt issuance costs incurred in 2020 associated with debt issuances in the second quarter of 2020 as compared to such costs incurred in 2019 in connection with the revolving credit facility.

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

Table 9 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2020 and December 31, 2019.

Table 9: Debt

	At		At
	December 31, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$93,212	1.5%	$95,488	3.2%
Revolving credit facility debt obligations	103,700	5.6	94,500	5.6
Notes payable and other debt	17,739	7.2	8,328	13.0
Asset related debt	23,154	2.5	3,500	5.0
Total debt	$237,805	3.8%	$201,816	4.8%
(1)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At December 31, 2020 and December 31, 2019, the Company had subordinated debt obligations that had a total UPB of $86.3 million and $88.0 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At December 31, 2020 the weighted average interest pay rate on the outstanding debt was 2.2%.

Revolving Credit Facility Debt Obligations

At December 31, 2020 and December 31, 2019, MEH, a wholly owned subsidiary of the Company, had borrowed $103.7 million and $94.5 million, respectively, from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at December 31, 2020 was 4.25%.

Notes Payable and Other Debt

At December 31, 2020 and December 31, 2019, the Company had notes payable and other debt with a UPB of $17.9 million and $8.4 million, respectively.

At December 31, 2020 and December 31, 2019, $4.0 million and $6.8 million, respectively, of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, has a maturity date of December 24, 2021, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At December 31, 2020, the interest rate on this debt was 8.7%.

At December 31, 2020 and December 31, 2019, $4.3 million and $1.5 million, respectively, of the notes payable and other debt relates to debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”). This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity has been reserved for interest payments. The total amount advanced by the lender will not exceed 65% of the value of the pledged real estate plus 75% of the total development allowable hard costs incurred by the borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of $11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three-year extension term. Obligations associated with this debt are guaranteed by the Company. At December 31, 2020, this debt obligation had a carrying value of $9.4 million.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

Bond Related Debt

On June 5, 2020, the Company entered into a TRS agreement involving our Infrastructure Bond, which was sold concurrently to our TRS counterparty. Proceeds received in connection with the conveyance of such bond investment were reported as a secured borrowing. The TRS agreement has a maturity date of June 6, 2022, and requires the Company to pay interest based upon the Securities Industry and Financial Markets Association index rate, subject to a 0.5% floor, plus a spread of 2.0%, which, at December 31, 2020, was 2.5%. These payment terms are used to accrue interest expense related to the secured borrowing that was recognized upon conveyance of the Company’s bond investment. Additionally, as required under the terms of the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. At December 31, 2020, this debt obligation had a UPB of $23.3 million. Additionally, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

At December 31, 2019, the Company had a debt obligation to MGM Principals with a UPB of $3.5 million. Upon the full redemption of the Hunt Note on January 3, 2020, this asset related debt obligation to the MGM Principals was reclassified to notes payable and other debt.

Covenant Compliance

At December 31, 2020 and December 31, 2019, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At December 31, 2020 and December 31, 2019, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At December 31, 2019, the Company, through its wholly owned subsidiary REL, had unfunded loan commitments of $1.6 million. On December 30, 2020, this loan was repaid in full. Refer to Notes to Consolidated Financial Statements - Note 4, “Loans Held for Investment (“HFI”)” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 7, “Derivative Instruments,” for more information about these instruments.

Other Capital Resources

Dividend and Share Buyback Policy

The Board makes the final determination regarding dividends and share buyback plans based on our External Manager’s recommendation, which is based on an evaluation of a number of factors, including our financial condition, business prospects, the predictability of recurring cash flows from operations and available cash, as well as other factors the Board deems relevant. The Board does not believe paying a dividend or repurchasing shares is appropriate at the current time.

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

At December 31, 2020, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares made on or before December 31, 2020, with the Board reserving all of its rights under the Rights Plan for any subsequent purchase. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board. See Part I, Item 1A. “Risk Factors” of this Report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These policies govern:

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

At December 31, 2020, we maintained a valuation allowance against that portion of our DTAs that relate to federal and state NOL carryforwards that we expect will expire prior to utilization based on our forecast of pretax book income. Refer to Notes to Consolidated Financial Statements – Note 14, “Income Taxes,” for more information about the Company’s DTAs and other considerations associated with the Company’s income taxes.

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

Applicable accounting standards that govern fair value measurements provide a framework for measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. The three levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
●	Level 3: Unobservable inputs

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

Consolidation

We have equity investments in partnerships and other entities to which we apply Accounting Standards Codification (“ASC”) Topic No. 810, “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

●	The determination as to whether an entity is a variable interest entity (“VIE”).
●	If the entity is considered a VIE, then a determination of whether the Company would be assessed to be the primary beneficiary of the VIE is needed and requires us to make judgments regarding (i) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE. These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make this analysis difficult and highly judgmental.
●	If the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Consequently, we would be required to make various judgments in connection with the fair value measurement of these items at the time an entity is first consolidated. For example, since certain of our equity investments are in partnerships that own real estate or are real estate related investments, we would be required to make judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits, if any. In addition, we would be required to make judgments about discount rates and capitalization rates.

As of December 31, 2020, the Company had no entities that were consolidated for reporting purposes under ASC  810.

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

Adjusted Book Value represents Book Value reduced by the carrying value of the Company’s DTAs. We believe this measure is useful to investors in assessing the Company’s underlying fundamental performance and trends in our business because it eliminates potential volatility in results brought on by tax considerations in a given year. As a result, reporting upon, and measuring changes in, Adjusted Book Value enables a better comparison of period-to-period operating performance.

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

Table 10:  Non-GAAP Reconciliations

	At	At
	December 31,	December 31,
(in thousands, except per share data)	2020	2019
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$289,884	$281,125
Less: DTAs, net	59,083	57,711
Adjusted Book Value	$230,801	$223,414

Common shares outstanding	5,820	5,805

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$49.81	$48.43
Less: DTAs, net per common share	10.15	9.94
Adjusted Book Value per common share	$39.66	$38.49

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MMA Capital Holdings, Inc., together with the report thereon of KPMG LLP dated March 31, 2021, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Form 10-K for the year ended December 31, 2020 and are incorporated by reference herein.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2020.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, management determined that we maintained effective internal control over financial reporting at December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors and a Code of Ethics that applies to senior financial officers, copies of which are available on the Company’s website at www.mmacapitalholdings.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2021 Annual Shareholders’ Meeting (hereinafter, the “Proxy Statement”) under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Company expects to file the Proxy Statement no later than April 30, 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)         The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2020 and December 31, 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and December 31, 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and December 31, 2019

Consolidated Statements of Equity for the Years Ended December 31, 2020 and December 31, 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and December 31, 2019

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMA Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the realizability of deferred tax assets

As discussed in Note 14 to the consolidated financial statements, the Company had net deferred tax assets of $59.1 million as of December 31, 2020. The deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses, and other carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. In assessing the realizability of the deferred tax assets, the Company considers both historical and projected future taxable income and expected timing of when temporary differences will reverse. Changes in assumptions relating to projected income and utilization of net operating losses could have a significant impact on the measurement and the realizability of the deferred tax assets.

We identified the evaluation of the realizability of the deferred tax assets associated with the Company’s net operating losses as a critical audit matter. A high degree of auditor judgment was required to evaluate the realizability of the deferred tax asset by assessing the Company’s ability to generate sufficient future taxable income of the appropriate character. Specifically, performing procedures to assess management’s assumptions of projected future taxable income and expected utilization of net operating losses required subjective auditor judgment and the involvement of tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls related to the Company’s deferred tax asset valuation allowance process. This included controls related to the development of projected future taxable income, utilization of net operating losses, and the application of the relevant tax regulations. We assessed the likelihood of the Company’s ability to use its deferred tax assets associated with the Company’s net operating losses in the future by evaluating projected future taxable income and cumulative net operating losses. We also investigated any changes to the valuation allowance related to the Company’s net operating loss deferred tax assets that occurred during the year by comparing previous projections of future taxable income to actual results. We involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the realizability of deferred tax assets associated with the Company’s net operating losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Baltimore, Maryland
March 31, 2021

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At	At
	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$28,644	$8,555
Restricted cash	17,617	4,250
Investments in debt securities (includes $24,741 and $0 pledged as collateral at December 31, 2020 and 2019, respectively)	31,038	31,365
Investments in partnerships (includes $364,990 and $296,855 pledged as collateral at December 31, 2020 and 2019, respectively)	376,198	316,677
Deferred tax assets, net	59,083	57,711
Loans held for investment (includes $0 and $53,600 of related party loans at December 31, 2020 and 2019, respectively)	—	54,100
Other assets (includes $17,973 and $0 pledged as collateral at December 31, 2020 and 2019, respectively)	20,482	12,984
Total assets	$533,062	$485,642

LIABILITIES AND EQUITY
Debt	$237,805	$201,816
Accounts payable and accrued expenses	2,845	2,527
Other liabilities	2,528	174
Total liabilities	243,178	204,517

Commitments and contingencies (see Note 10)	—	—

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common shares, no par value, 50,000,000 shares are authorized (5,708,920 and 5,701,946 shares issued and outstanding and 111,032 and 103,069 non-employee directors' deferred shares issued at December 31, 2020 and 2019, respectively)	282,227	273,492
Accumulated other comprehensive income ("AOCI")	7,657	7,633
Total shareholders’ equity	289,884	281,125
Total liabilities and equity	$533,062	$485,642

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended
	December 31,
	2020	2019
Interest income
Interest on bonds	$1,955	$3,576
Interest on loans and short-term investments	226	5,781
Total interest income	2,181	9,357
Asset related interest expense
Bond related debt	381	428
Non-bond related debt	—	213
Total interest expense	381	641
Net interest income	1,800	8,716

Non-interest income
Equity in income from unconsolidated funds and ventures	43,519	21,904
Net gains on bonds	—	28,606
Net gains on real estate and other investments	—	1,148
Net losses on derivatives	(2,978)	(3,723)
Net loss on other assets	(877)	—
Net gains on loans and extinguishment of liabilities	97	459
Other income	72	424
Non-interest income	39,833	48,818

Other expenses
Interest expense	8,954	5,774
External management fees and reimbursable expenses	8,260	7,248
General and administrative	1,512	1,304
Professional fees	2,783	2,472
Impairment losses	12,731	—
Other expenses	248	233
Total other expenses	34,488	17,031

Net income from continuing operations before income taxes	7,145	40,503
Income tax benefit	1,229	60,482
Net income from continuing operations	8,374	100,985
Net loss from discontinued operations, net of tax	—	(8)
Net income	$8,374	$100,977

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(in thousands, except per share data)

	For the year ended
	December 31,
	2020	2019
Basic and diluted income per common share:
Income from continuing operations	$1.44	$17.18
Loss from discontinued operations	—	—
Income per common share	$1.44	$17.18

Weighted-average common shares outstanding:
Basic and Diluted	5,809	5,877

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended
	December 31,
	2020	2019
Net income	$8,374	$100,977

Other comprehensive income (loss)
Bond related changes:
Net unrealized (losses) gains	$(62)	$1,244
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	—	(28,301)
Income tax benefit (expense)	17	(2,902)
Net change in other comprehensive loss due to bonds, net of taxes	(45)	(29,959)
Foreign currency translation adjustment	69	(105)
Other comprehensive income (loss)	$24	$(30,064)

Comprehensive income	$8,398	$70,913

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Equity Before			Total Common
	AOCI			Shareholders’
	Shares	Amount	AOCI	Equity
Balance, January 1, 2019	5,882	$175,213	$37,697	$212,910
Net income	—	100,977	—	100,977
Other comprehensive loss	—	—	(30,064)	(30,064)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	9	299	—	299
Cumulative change due to change in accounting principle	—	(267)	—	(267)
Common share repurchases	(86)	(2,730)	—	(2,730)
Balance, December 31, 2019	5,805	273,492	7,633	281,125
Net income	—	8,374	—	8,374
Other comprehensive income	—	—	24	24
Common shares (restricted and deferred) issued under employee and non-employee director share plans	16	402	—	402
Common share repurchases	(1)	(41)	—	(41)
Balance, December 31, 2020	5,820	$282,227	$7,657	$289,884

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,374	$100,977
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and impairment	12,731	—
Net equity in income from investments in partnerships	(43,519)	(21,904)
Net gains on bonds	—	(28,606)
Net gains on real estate and other investments	—	(1,148)
Net losses on derivatives	2,750	4,241
Net losses (gains) on loans, other assets and extinguishment of liabilities	780	(459)
Current and deferred federal income taxes	(1,372)	(60,476)
Derivative terminations	—	1,071
Distributions received from investments in partnerships	36,026	17,324
Depreciation and amortization	166	(2,456)
Foreign currency gains (losses)	248	(104)
Stock-based compensation expense	402	299
Other, net	1,381	142
Net cash provided by operating activities	17,967	8,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes $53,600 and $15,107 from a related party)	55,181	45,796
Advances on and originations of loans held for investment (includes $0 and $11,279 from a related party)	(702)	(11,729)
Investments in partnerships and real estate	(274,445)	(248,911)
Proceeds from the sale of real estate and other investments	—	2,080
Capital distributions received from investments in partnerships	198,734	98,102
Net cash used in investing activities	(21,232)	(114,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	112,499	108,000
Repayment of borrowings	(74,990)	(17,651)
Debt issuance costs	(747)	(2,931)
Repurchase of common shares	(41)	(2,730)
Net cash provided by financing activities	36,721	84,688
Net increase (decrease) in cash, cash equivalents and restricted cash	33,456	(21,073)
Cash, cash equivalents and restricted cash at beginning of period	12,805	33,878
Cash, cash equivalents and restricted cash at end of period	$46,261	$12,805

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	For the year ended
	December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,725	$6,224
Income taxes paid	150	32

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	24	(30,064)
Debt and liabilities extinguished through sales and principal redemptions on bonds	242	37,606
Decrease in investments in debt securities and common shareholders' equity due to change in accounting principle	—	267
Increase in loans held for investment and decrease in investment in partnerships due to secured lending	—	17,050
Decrease in loans held for investment and increase in investment in partnership due to derecognition of secured lending receivable	—	28,654

	At	At
	December 31,	December 31,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$28,644	$8,555
Restricted cash	17,617	4,250
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$46,261	$12,805

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Summary of Significant Accounting Policies

Organization

MMA Capital Holdings, Inc. focuses on infrastructure-related investments that generate positive environmental and social impacts and deliver attractive risk-adjusted total returns to our shareholders, with an emphasis on debt associated with renewable energy projects. Unless the context otherwise requires, and when used in these Notes, the “Company,” “MMA,” “we,” “our” or “us” refers to MMA Capital Holdings, Inc. and its subsidiaries. We were originally organized as a Delaware limited liability company in 1996, converted to a Delaware corporation on January 1, 2019, and are externally managed by Hunt Investment Management, LLC (our “External Manager”), an affiliate of Hunt Companies, Inc. (Hunt Companies, Inc. and its affiliates are hereinafter referred to as “Hunt”).

Our current objective is to produce attractive risk adjusted returns by investing in the large, growing and fragmented renewable energy market in the United States (“U.S.”). We believe that we are well positioned to take advantage of these and other investment opportunities because of our External Manager’s origination network built off of extensive relationships and credit expertise gathered through years of experience. We also seek to increase the Company’s return on equity by prudently deploying debt and recycling equity out of lower yielding investments that are unrelated to renewable energy and other infrastructure-related projects.

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances are eliminated in consolidation. Equity investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity, but is not considered the primary beneficiary, are accounted for using the equity method of accounting.

Variable Interest Entity (“VIE”) Assessment

We previously had interests in various legal entities that represent VIEs. A VIE is an entity: (i) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities; (ii) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (iii) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We determine if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. As of December 31, 2020, the Company had no investments in entities that were determined to be VIEs.

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

We evaluate each bond whose fair value has declined below its amortized cost to determine whether the decline in fair value is an other-than-temporary-impairment (“OTTI”). We assess that an impairment is OTTI if one of the following conditions exists: (a) we have the intent to sell the bond; (b) it is more likely than not that we will be required to sell prior to recovery of the bond’s amortized cost basis; or (c) we do not expect to recover the amortized cost basis of the bond. If we have the intent to sell an impaired bond or it is more likely than not that we will be required to sell a bond prior to recovery of its amortized cost basis, we will recognize an impairment loss in our Consolidated Statements of Operations as a component of “Impairments” for the full difference between the bond’s fair value and its amortized cost basis. However, if we do not have the intent to sell an impaired bond and it is not more likely than not that we will be required to sell the bond prior to recovery of its amortized cost basis, we will, where applicable, recognize only the credit component of the OTTI in our Consolidated Statements of Operations as a component of “Impairments” while the balance of an unrealized holding loss associated with an impaired bond will be recognized in AOCI. The credit component of an OTTI represents the amount by which the present value of cash flows expected to be collected discounted at the bond’s original effective rate is less than a bond’s amortized cost basis.

There were no bonds in an unrealized loss position at December 31, 2020.

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

Bonds are placed on nonaccrual status when any portion of principal or interest is 90 days past due or on the date after which collectability of principal or interest is not reasonably assured. The Company applies interest payments received on nonaccrual bonds first to accrued interest and then as interest income. Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible. At December 31, 2020, the Company had no bonds that were on nonaccrual status.

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

Allowance for Loan Losses

Our allowance for loan losses is a valuation allowance that reflects management’s estimate of probable losses inherent in our lending activities. Quarterly, the Company reviews each loan to assess its overall collectability. For impaired loans, which include non-performing loans as well as loans modified in a TDR, management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment exceeds this amount, a specific allowance is established as a component of the allowance for loan losses unless these are secured loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off. At December 31, 2020, the Company had no allowance for loan losses recorded.

Nonaccrual Loans

Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status unless the loan is well-secured and in the process of collection. Accrued interest receivable is reversed when loans are placed on nonaccrual status, provided collection is not anticipated within 12 months of being placed on nonaccrual status. Interest collections on any nonaccrual loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise collections are credited to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. At December 31, 2020, the Company had no nonaccrual loans.

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

The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of these instruments are reported in our Consolidated Statements of Operations as a component of “Net losses on derivatives.”

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

Stock-Based Compensation

The Company accounts for previously awarded employee stock-based compensation plans as liability classified awards. Compensation expense is based on the fair value of awarded instruments as of the reporting date, adjusted to reflect the vesting schedule. Subsequent compensation expense is determined by changes in the fair value of awarded instruments at subsequent reporting dates, continuing through the settlement date. At December 31, 2020, the Company had no outstanding stock options.

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) to common shareholders by the weighted-average number of common shares issued and outstanding during the period. The numerator used to calculate diluted income (loss) per share includes net income (loss) to common shareholders adjusted to remove the difference in income or loss associated with reporting the dilutive employee share awards classified as liabilities as opposed to equity awards. The denominator used to calculate diluted income (loss) per share includes the weighted-average number of common shares issued and outstanding during the period adjusted to add in common stock equivalents associated with unvested share awards as well as in the money option awards unless they are contingent upon a certain share price that has not yet been achieved. At December 31, 2020, the Company had no outstanding stock options.

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

Accounting Guidance

Adoption of Accounting Standards

Accounting for Financial Instruments

In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance amends the amortization period for certain callable debt securities held at a premium, shortening the period to the earliest call date. We adopted this new guidance on its effective date of January 1, 2019. Upon adoption of this guidance, the Company assessed that certain of our bond investments were being held at a premium resulting in a reduction in amortization periods used for interest income recognition. Accordingly, during the first quarter of 2019, the Company recognized a cumulative effect adjustment of $0.3 million charge to retained earnings.

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

Accounting for Financial Instruments – Rate Reform

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): An Amendment of the FASB Accounting Standards Codification.” This guidance is an update to ASU 2020-04, which clarifies the scope of the optional relief for reference rate reform provided by ASC Topic 848. The ASU permits entities to apply certain of the optional practical expedients and exceptions in ASC 848 to the accounting for derivative contracts and hedging activities that may be affected by changes in interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest (the “discounting transition”). These optional practical expedients and exceptions may be applied to derivative instruments impacted by the discounting transition even if such instruments do not reference a rate that is expected to be discounted. This guidance is effective upon issuance on January 7, 2021 and an entity may elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The adoption of this guidance is not expected to have a material impact on the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows.

Note 2—Investments in Debt Securities

At December 31, 2020 and December 31, 2019, the Company’s investments in debt securities consist of one subordinated multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

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

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	December 31, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,440	$20,532	$4,209	$24,741	94%
Multifamily tax-exempt bond	4,000	—	6,297	6,297	157%
Total	$30,440	$20,532	$10,506	$31,038	102%

	At
	December 31, 2019
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,885	$20,797	$4,542	$25,339	94%
Multifamily tax-exempt bond	4,000	—	6,026	6,026	151%
Total	$30,885	$20,797	$10,568	$31,365	102%
(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as OTTI recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 8, “Fair Value,” which describes factors that contributed to the $0.3 million decrease in the reported fair value of the Company’s investments in debt securities for the year ended December 31, 2020.

Nonaccrual Bonds

At December 31, 2020 and December 31, 2019, the Company had no bonds that were on nonaccrual status.

Bond Sales and Redemptions

There were no sales or redemption in full of investments in bonds during the year ended December 31, 2020.

The Company received cash proceeds in connection with the sale or redemption in full of investments in bonds of $29.3 million for the year ended December 31, 2019.

The following table provides information about gains or losses that were recognized in the Company’s Consolidated Statements of Operations in connection with the Company’s investments in bonds:

	For the year ended
	December 31,
(in thousands)	2020	2019
Gains recognized at time of sale or redemption	$—	$28,606

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Investment in Solar Ventures	$363,157	$289,123
Investments in U.S. real estate partnerships	11,208	19,822
Investment in South Africa Workforce Housing Fund ("SAWHF")	1,833	7,732
Total investments in partnerships	$376,198	$316,677

Investments Related to the Solar Ventures

At December 31, 2020, we were a 50% investor member in the joint ventures through which we invest in renewable energy projects though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to a non-pro-rata funding agreement between the Company and our capital partner. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At December 31, 2020, the Company held 45.2%, 45.0% and 42.3% economic interests in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”), Solar Development Lending, LLC (“SDL”), respectively, and was the sole member in Renewable Energy Lending, LLC (“REL”), (collectively referred to as the “Solar Ventures”). At December 31, 2019, the Company held 42.0%, 50.0%, 41.5% economic interests in SCL, SPL, SDL, respectively, and was sole member in REL.

At December 31, 2020, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $96.2 million, $80.4 and $186.6 million, respectively. None of these investees were assessed to constitute a VIE and the Company accounts for all of these investments using the equity method of accounting. At December 31, 2020, these joint ventures had $261.7 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At December 31, 2020, $114.7 million of such commitments were attributable to the Company based upon various non-pro rata capital contribution agreements and our interest in these ventures. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and uninvested capital. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members would be required.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. The amortization expense related to the Company’s basis difference was $0.9 million for the years ended December 31, 2020 and December 31, 2019. At December 31, 2020 and December 31, 2019, the unamortized balance of the Company’s basis difference was $2.2 million and $3.1 million, respectively.

Subsequent to December 31, 2020, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed the full $10.0 million in SCL capital calls and $102.0 million of $127.0 million in SDL capital calls, while the Company contributed the balance of these capital calls, or $25.0 million. In addition, our capital partner received distribution of $13.0 million in SCL, while the Company received distributions of $25.0 million. As a consequence of these non-pro rata capital contributions and distributions, our economic interest in SCL and SDL, as of March 24, 2021, decreased to 38.4% and 37.3%, respectively.

In the fourth quarter of 2020, a renewable energy project in the ERCOT service area to which the Solar Ventures made construction and mezzanine loans, which had aggregate UPBs of $295.5 million and represented 39.6% of the total UPB of the loan portfolio of the Solar Ventures at September 30, 2020, began operational activities and was recapitalized with tax-equity and term debt provided by third parties and a $177.5 million sponsor equity loan provided by SPL (“ERCOT Project 1”). The renewable energy joint ventures provided certain guarantees of indemnity and project sponsor performance obligations to third parties to facilitate this recapitalization which resulted in the full repayment of the Solar Ventures’ construction and mezzanine loans and reduced the Solar Ventures’ total loan commitment exposure to this project by $110.5 million. At December 31, 2020, the sponsor equity loan represented 25.3% of total UPB of the Solar Ventures’ loan portfolio and is categorized as a permanent loan.

At December 31, 2020, all but two renewable energy projects, both of which are located in the ERCOT service area and were financed by three loans from the Solar Ventures that had a total UPB of $214.3 million, had usual and customary take-out commitments in place as generally required under the loan agreements. In most cases, the repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of a loan made by the Solar Ventures or the sale of the underlying renewable energy project to third parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or permanent debt financing. The Solar Ventures may themselves participate in the take-out of such loans by providing financing, including long-term mezzanine financing or other credit enhancements. Additionally, the Solar Ventures may increase the size of funding commitments or extend the contractual maturity of loan receivables as necessary to preserve the value of loan investments made. Given the macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we continue to closely monitor loan performance and expected sources of repayment. As further discussed below, the two projects that, at December 31, 2020, did not have usual and customary take-out commitments are under construction or development in the ERCOT service area. On March 2, 2021, a take-out commitment was secured for one of these projects (“ERCOT Project 2”) that is under development and for which the total UPB of related development and mezzanine financing was $44.7 million at December 31, 2020, while we are in discussions to resolve any defaults and provide for the future ownership and operation of another project (“ERCOT Project 3”) that is under construction and for which the total UPB of related development and mezzanine financing was $169.6 million at December 31, 2020.

During the second and third weeks of February 2021, a severe winter storm occurred in the southern and midwestern states in the U.S., including the ERCOT service area, that impaired the operational capabilities of numerous fossil fuel and renewable energy generating assets in the region. Extreme cold temperatures also caused the demand for electricity to surge to unprecedented levels, driving the market price of power to the maximum price permitted by ERCOT for multiple days. Weather conditions during this timeframe caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at market prices in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. The party which manages ERCOT energy deliveries and payments on behalf of ERCOT Project 1 under its supply agreements thereafter provided notification on March 10, 2021, that the net settlement cost associated with the power delivery shortfall during that period totaled $25.5 million. The project pledged $3.0 million of cash; however, given the liquidity constraints of the project and the sponsor member it is expected that they will be unable to meet the remaining net settlement payment. As a result, the Company and our capital partner expect that they will provide the capital to SPL to enable the project to satisfy its net settlement payment obligation of $22.5 million as well as any additional payment obligations, that may be required in connection with or to facilitate the final closing of the recapitalization of the ERCOT Project 1 in the fourth quarter of 2020 upon substantial completion of the project. Due to the project’s value, its capital structure and other repayment risk factors, we believe that recovery of these additional advances expected to be made by SPL would be at significant risk and, consequently, a related fair value loss is expected to be recognized by SPL in the first quarter of 2021 that, taken together with interest income that is not expected to be accrued during such reporting period (as further discussed below), could result in a substantial decrease in SPL’s net income.

On March 2, 2021, SDL and SCL executed loan amendments and other agreements to facilitate the take-out of a development loan provided by SDL and of the allocated portion of a mezzanine loan provided by SCL, which are financing ERCOT Project 2. To mitigate risk and reduce exposure to this project, SDL and SCL agreed to waive all interest and fees on the repayment of SDL’s development loan and an allocated portion of SCL’s mezzanine loan which, at December 31, 2020, had a combined UPB of $44.7 million including the capitalization of $7.6 million of interest and fees, and further agreed to provide $30.2 million of bridge construction loan proceeds to the project in anticipation of an expected sale of the project to a prospective buyer by May 15, 2021. These agreements also provided the prospective buyer with a mezzanine loan facility up to $9.0 million, the proceeds of which can be utilized upon the closing to refinance the existing development loan and allocated portion of the mezzanine loan. The terms of any such new mezzanine loan are subject to final negotiation, approvals and documentation. Additionally, in consideration for its waiver of interest and fees on this development loan, as part of this loan’s restructuring SDL will, upon closing, have the ability to recover up to $4.0 million of foregone interest and fees through a participation interest, subject to the prospective buyer receiving a specified rate of return on its investment. All loans will be reported at fair value and, given loan related concessions made, a mark-to-market loss and other reductions in net income are expected to be recognized in the first quarter of 2021 by SDL and SCL and such impacts could be substantial.

On January 12, 2021, a notice of default was issued by SDL in connection with a development loan made to ERCOT Project 3 that had a UBP and fair value of $160.3 million and $168.4 million, respectively, at December 31, 2020, because the loan was past its maturity date with no take-out commitment in place. During the first quarter of 2021, $80.1 million of additional advances were made in connection with this loan to continue to fund the project’s construction activities and keep it on schedule to meet its target mechanical completion date. Discussions to resolve any defaults associated with this loan and provide for the future ownership and operation of this project are currently in process.

The ERCOT market remains volatile and uncertain primarily stemming from the February 2021 weather event and resulting energy crisis. There is litigation among various market participants and potential legislative reform is being considered, all of which remain uncertain. Assuming that the Company was unable to recover any of the additional advances made to ERCOT Project 1 (as outlined above), the Company’s allocable share of losses in the first quarter would, when taken together with loan-related interest income that is not expected to be accrued and other impacts stemming from the aforementioned actions taken to maximize the recovery of loans made to ERCOT Project 2, be $23.3 million, or approximately $4.00 per share (such loss would be recognized by the Company as a reduction in equity in income of the Solar Ventures). However, it is difficult to estimate first quarter impacts related to these exposures in absence of, among other things, the completion of fair value measurements of loans outstanding at the Solar Ventures at March 31, 2021, which require various valuation inputs that were not available as of the filing date of this Report. Further, additional events may occur that could cause this estimate to change by amounts that could be material.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	December 31,	December 31,
	2020	2019
(in thousands)
Total assets (1)	$831,077	$706,792
Other liabilities (2)	4,059	22,135
(1)Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income of all renewable energy related investees in which the Company had an equity method investment:

	For the year ended
	December 31,
(in thousands)	2020	2019
Gross revenue	$98,901	$55,905
Operating expenses	6,380	6,541
Net income and net income attributable to the entities	93,956	49,443

Investments in U.S. Real Estate Partnerships

At December 31, 2020, the $11.2 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). Based upon the venture’s operating agreement, the Company has the right to a preferred return on its unreturned capital contributions with the exception of such contributions that have been contributed for the payment of undeveloped land license fees, which have a lower priority of repayment; as well as the right to share in excess cash flows of the real estate venture. As of December 31, 2020, the Company held a 76.3%

economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

Due to the downturn in the economy that stemmed from the novel coronavirus (“COVID-19”) pandemic, the Company determined that its equity investment in the SF Venture was other-than-temporarily impaired at June 30, 2020, and December 31, 2020. In this regard, the Company adjusted the carrying value of our investment to its fair value at each reporting date and recognized $12.7 million of impairment losses in our Consolidated Statements of Operations for the year ended December 31, 2020.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	December 31,	December 31,
	2020	2019
(in thousands)
Total assets	$47,632	$51,718
Debt	6,644	6,426
Other liabilities	9,612	20,493

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the year ended
	December 31,
(in thousands)	2020	2019
Gross revenue	$12,551	$2,575
Operating expenses	2,288	2,133
Net income (loss) and net income (loss) attributable to the entity	5,338	(2,427)

Investment in SAWHF

SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting. At December 31, 2020, the carrying value of the Company’s 11.85% equity investment in SAWHF was $1.8 million, which reflects a $5.9 million decline from December 31, 2019, due to: (i) a distribution from SAWHF of 7.2 million shares of a residential real estate investment trust (“REIT”) listed on the Johannesburg Stock Exchange (“JSE”) and whose carrying value is classified within “Other Assets” in the Company’s Consolidated Balance Sheets; (ii) investment dispositions and (iii) foreign currency translation losses that were attributable to the weakening of the South African rand against the U.S. dollar during 2020. See Note 5, “Other Assets,” for more information regarding the distributed REIT shares held by the Company.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	December 31,	December 31,
	2020	2019
(in thousands)
Total assets	$15,861	$56,356
Other liabilities	150	130

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the year ended
	December 31,
(in thousands)	2020	2019
Gross revenue	$1,581	$4,130
Operating expenses	928	1,003
Net income and net income attributable to the entity	5,105	781

Note 4—Loans Held for Investment

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

The following table provides information about the UPB and fair value adjustments that were recognized in the Company’s Consolidated Balance Sheets related to loans that it classified as HFI:

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
UPB	$—	$54,100
Fair value adjustments	—	—
Loans HFI, net	$—	$54,100

At December 31, 2020, the Company had no HFI loans. At December 31, 2019, the Company had two HFI loans that had a combined UPB and fair value of $54.1 million.

On January 3, 2020, the entire $53.6 million UPB of the Hunt Note was fully repaid and on December 30, 2020, the Company’s renewable energy-related loan was repaid in full at par.

The Company elected the fair value option for one of its HFI loans that had a UPB and fair value of $0.5 million at December 31, 2019. The fair value option was elected upon its recognition so as to minimize certain operational challenges associated with accounting for this loan.

At December 31, 2019, the Company had no HFI loans that were on nonaccrual status or that were past due in scheduled principal or interest payments and still accruing interest.

Unfunded Loan Commitments

At December 31, 2019, the Company, through its wholly owned subsidiary of REL, had $1.6 million of unfunded loan commitments. There were no unfunded loan commitments at December 31, 2020 as this loan was repaid in full.

Note 5—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Other assets:
Real estate owned	$15,510	$8,397
Debt issue costs	2,004	2,675
Equity investments	2,463	—
Derivative assets	61	597
Accrued interest receivable	139	853
Other assets	305	462
Total other assets	$20,482	$12,984

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Land improvements	$12,891	$5,778
Land	2,619	2,619
Total	$15,510	$8,397

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. During the year ended December 31, 2020, the Company invested $7.1 million in additional land improvements that were capitalized as part of the carrying value of such investment. Since the Company’s REO has not been placed in service, no depreciation expense was recognized in connection with this land investment for the years ended December 31, 2020 and December 31, 2019, nor were any impairment losses recognized by the Company during these reporting periods in connection with our REO.

Debt Issuance Costs

During 2019, the Company incurred, but deferred in the Consolidated Balance Sheets, $2.9 million of debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. During the first quarter of 2020, the Company incurred an additional $0.5 million of debt issuance costs upon the joinder of an additional lender and an increase in commitment by one of the existing lenders. These debt issuance costs are being amortized ratably over the three-year term of the revolving credit facility. During the years ended December 31, 2020 and December 31, 2019, the Company recognized $1.1 million and $0.2 million, respectively, of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At December 31, 2020 and December 31, 2019, the unamortized balance of debt issuance costs was $2.0 million and $2.7 million, respectively. See Note 6, “Debt,” for more information.

Equity Investments

On May 22, 2020, the Company received a $2.9 million pro-rata distribution from SAWHF of 7.2 million shares of a residential REIT that are listed on the Main Board of the JSE. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. These shares are pledged as collateral to the SAWHF debt included within notes payable and other debt. During the year ended December 31, 2020, the Company recognized $0.9 million in “Net loss on other assets” within the Company’s Consolidated Statements of Operations. At December 31, 2020, the carrying value of these shares was $2.5 million. See Note 6, “Debt,” Note 8, “Fair Value,” and Note 9, “Guarantees and Collateral” for more information.

Derivative Assets

At December 31, 2020 and December 31, 2019, the Company recognized $0.1 million and $0.6 million of derivative assets. See Note 7, “Derivative Instruments,” for more information.

Note 6—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at December 31, 2020 and December 31, 2019:

	At		At
	December 31, 2020		December 31, 2019
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)	Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	$2,217	1.5%	$2,212	3.2%
Due after one year	90,995	1.5	93,276	3.2
Revolving credit facility debt obligations
Due within one year	—	—	—	—
Due after one year	103,700	5.6	94,500	5.6
Notes payable and other debt (2)
Due within one year	4,206	13.7	6,828	14.7
Due after one year	13,533	5.2	1,500	5.0

Total other debt	214,651	4.0	198,316	4.8

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	242	2.5	—	—
Due after one year	22,912	2.5	—	—
Non-bond related debt
Due within one year	—	—	650	5.0
Due after one year	—	—	2,850	5.0

Total asset related debt	23,154	2.5	3,500	5.0

Total debt	$237,805	3.8%	$201,816	4.8%
(1)	The subordinated debt balances include net cost basis adjustments of $6.9 million and $7.4 million at December 31, 2020 and December 31, 2019, respectively, that pertain to premiums and debt issuance costs.
(2)	Included in Other Debt – notes payable and other debt were unamortized debt issuance costs of $0.2 million $0.1 million at December 31, 2020 and December 31, 2019, respectively.
(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs of $0.1 million at December 31, 2020.

(4)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at December 31, 2020:

Asset Related Debt
(in thousands)	and Other Debt
2021	$6,357
2022	128,525
2023	11,336
2024	1,813
2025	3,131
Thereafter	80,066
Net premium and debt issue costs	6,577
Total debt	$237,805

At December 31, 2020, the Company was in compliance with all covenants under its debt obligations.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at December 31, 2020:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,483	$2,113	$27,596	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,172	1,918	25,090	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,357	1,023	14,380	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,286	1,860	26,146	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$86,298	$6,914	$93,212
(1)	The subordinated principal amortizes 2.0% per annum.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At December 31, 2020, the LIBOR base rate plus the fixed spread was 4.25%. At December 31, 2020, the weighted-average effective interest rate of the Company’s obligation was 5.6%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At December 31, 2020, the UPB and carrying value of amounts borrowed from the revolving credit facility was $103.7 million. The Company recognized $5.8 million and $1.2 million of related interest expense in the Consolidated Statements of Operations for the years ended December 31, 2020 and December 31, 2019, respectively.

Notes Payable and Other Debt

At December 31, 2020, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $4.1 million and $4.0 million, respectively. This debt, which is denominated in South African rand, has a maturity date of December 24, 2021 and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At December 31, 2020, the JIBAR base rate was 3.5% and this debt obligation’s weighted-average effective interest rate, which is recalculated over the life of the debt instrument when JIBAR resets and incorporates the impact of the unamortized balance of debt issuance costs into its derivation, was 14.1%.

At December 31, 2020, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”) was $4.3 million. This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

On June 1, 2020, the Company entered into a $10.0 million construction loan that is secured by our direct investment in real estate that is in the process of development. The initial advance from this debt was $9.3 million and $0.5 million of capacity that has been reserved for interest payments. The total amount advanced by the lender shall not exceed 65% of the value of pledged real estate and 75% of the development allowable hard costs incurred by borrower. The loan is prepayable at any time without penalty, with all net proceeds realized from the sale of any portion of the real property required to be used to repay the outstanding UPB of the loan. Construction draws may not exceed a total principal sum of $11.1 million over the life of the facility, with the maximum outstanding UPB at any point in time not to exceed $10.0 million. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three year extension term. Obligations associated with this debt are guaranteed by the Company. At December 31, 2020, the UPB and carrying value of this debt obligation was $9.5 million and $9.4 million, respectively.

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

At December 31, 2020, under the terms of this TRS agreement, which has a maturity date of June 6, 2022, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bond (UPB of $26.4 million with a pay rate of 6.3% at December 31, 2020). The Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association (“SIFMA”) index rate, subject to a 0.5% floor, plus a spread of 2.0% (notional amount of $23.3 million with a pay rate of 2.5% at December 31, 2020). Additionally, as required by the TRS agreement, the Company pledged cash collateral of $10.0 million representing 37.5% of the referenced bond’s UPB. Furthermore, under the terms of the TRS, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the conveyed Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Non-bond Related Debt

During the first quarter of 2020, the $3.5 million debt obligation to MGM Principals was reclassified to other debt upon the full repayment of the Hunt Note.

Letters of Credit

The Company had no letters of credit outstanding at December 31, 2020 and December 31, 2019.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	December 31, 2020		December 31, 2019
(in thousands)	Assets	Liabilities	Assets	Liabilities
Basis swaps	$—	$542	$318	$—
Interest rate caps	61	—	227	—
Interest rate swaps	—	1,665	52	—
Foreign currency forward exchange	—	86	—	117
Gain share arrangement (1)	—	96	—	—
Total carrying value of derivative instruments	$61	$2,389	$597	$117
(1)	Refer to Note 6, “Debt” for more information.

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	4,494	4,685
Total notional amount of derivative instruments	$109,494	$109,685

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the year ended
	December 31,
(in thousands)	2020	2019
Total return swaps (1)	$—	$(42)
Basis swaps (2)	(854)	(270)
Interest rate caps	(166)	(771)
Interest rate swaps (3)	(1,948)	(2,341)
Foreign currency forward exchange	89	(299)
Gain share arrangement	(99)	—
Total net losses of derivative instruments	$(2,978)	$(3,723)
(1)	The accrual of net interest payments that are made in connection with TRS agreements that are reported as derivative instruments are classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.2 million for the year ended December 31, 2019.
(2)	The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash received was $0.1 million and $0.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.
(3)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was $0.2 million for the year ended December 31, 2020, while the net cash received was $0.2 million for the year ended December 31, 2019.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	December 31,	Fair Value Measurements
(in thousands)	2020	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,038	$—	$—	$31,038
Equity investments	2,463	2,463	—	—
Derivative instruments	61	—	61	—

Liabilities:
Derivative instruments	$2,389	$—	$2,389	$—

	At
	December 31,	Fair Value Measurements
(in thousands)	2019	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,365	$—	$—	$31,365
Loans held for investment	500	—	—	500
Derivative instruments	597	—	597	—

Liabilities:
Derivative instruments	$117	$—	$117	$—

Changes in Fair Value

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2020:

	Investments
	in Debt	Loans Held for
(in thousands)	Securities	Investment
Balance, January 1, 2020	$31,365	$500
Net gains included in earnings (1)	—	97
Net change in AOCI (2)	(62)	—
Impact from loan originations / advances	—	780
Impact from settlements (3)	(265)	(1,377)
Balance, December 31, 2020	$31,038	$—
(1)	This amount represents $0.1 million of realized gains recognized during this reporting period in connection with the Company’s loan investment that was repaid during 2020. This amount is classified as “Net gains on loans and extinguishment of liabilities” in the Company’s Consolidated Statement of Operations.
(2)	This amount represents $0.1 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the year ended December 31, 2019:

	Investments
	in Debt	Derivative	Loans Held for
(in thousands)	Securities	Assets	Investment
Balance, January 1, 2019	$97,190	$1,130	$—
Net losses included in earnings	—	(195)	—
Net change in AOCI (1)	(27,057)	—	—
Impact from loan originations	—	—	500
Impact from sales or redemptions	(38,209)	—	—
Impact from settlements (2)	(559)	(935)	—
Balance, December 31, 2019	$31,365	$—	$500
(1)	This amount represents the reclassification into the Consolidated Statements of Operations of $28.3 million of net fair value gains related to bonds that were sold or redeemed during this reporting period, partially offset by $1.2 million of net unrealized gains recognized during this reporting period.

(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments. Included in this amount is $0.3 million of cumulative transition adjustment to retained earnings that was recognized in connection with the Company’s adoption of ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-10): Premium Amortization on Purchased Callable Debt Securities” on January 1, 2019.

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

	Fair Value Measurement at December 31, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,741	Discounted cash flow	Market yield	7.1%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,297	Discounted cash flow	Market yield	6.9	N/A
			Capitalization rate	6.4	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

	Fair Value Measurement at December 31, 2019
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$25,339	Discounted cash flow	Market yield	7.0%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,026	Discounted cash flow	Market yield	7.3	N/A
			Capitalization rate	6.2	N/A
			Valuation technique weighting factors:
			• NOI annual growth rate (50% weighting factor)	0.7	N/A
			• Bid price (50% weighting factor)	$16,611	N/A
Loans held for investment	500	Discounted cash flow	Market yield	8.0%	8.0%
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.
(2)	Weighted-averages are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Nonrecurring Changes in Fair Value

At December 31, 2020 and June 30, 2020, the Company’s equity investment in the SF Venture was assessed to be other-than-temporarily impaired. Consequently, the Company adjusted the carrying value of such investment to its fair value as of such reporting dates, which was estimated by determining the Company’s share of the net asset value (“NAV”) of the SF Venture at December 31, 2020 and June 30, 2020, where the assets and liabilities of the SF Venture were adjusted to their fair values as of such reporting date and a discount for lack of marketability was then applied to the Company’s share of the measured NAV of the SF Venture. The Company recognized impairment losses of $3.7 million and $9.0 million when adjusting this investment’s carrying value to its measured fair value at December 31, 2020 and June 30, 2020, respectively. Because of the limited observability of certain valuation inputs that were used to measure the fair value of this equity investment, it was classified as level 3 in the fair value hierarchy at each reporting period. There were no nonrecurring fair value adjustments recognized by the Company during the year ended December 31, 2019.

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

	At
	December 31, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,644	$28,644	$—	$—
Restricted cash	17,617	17,617	—	—

Liabilities:
Notes payable and other debt - bond related	23,154	—	—	23,267
Notes payable and other debt - non-bond related	17,739	—	—	17,552
Revolving credit facility obligations	103,700	—	—	103,700
Subordinated debt issued by MFH	93,212	—	—	53,204

	At
	December 31, 2019
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,555	$8,555	$—	$—
Restricted cash	4,250	4,250	—	—
Loans held for investment	53,600	—	—	54,276

Liabilities:
Notes payable and other debt - non-bond related	11,828	—	—	10,888
Revolving credit facility obligations	94,500	—	—	94,500
Subordinated debt issued by MFH	95,488	—	—	46,934

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 8.4% and 11.7% at December 31, 2020 and December 31, 2019, respectively. As outlined in the table above, at December 31, 2020, the aggregate fair value was measured at $53.2 million. At December 31, 2020, the measured fair value of this debt would have been $66.3 million and $43.5 million had its market yield been 5.9% and 10.9%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at December 31, 2020 and December 31, 2019:

	At
	December 31, 2020
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,502	$—	$363,157	$—	$364,659
Debt related to TRS agreement	10,020	24,741	—	—	34,761
Debt related to the Company's REO	250	—	—	15,510	15,760
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	—	1,833	2,463	5,670
Interest rate swaps	4,463	—	—	—	4,463
Other	8	—	—	—	8
Total	$17,617	$24,741	$364,990	$17,973	$425,321

	At
	December 31, 2019
			Total
	Restricted	Investments in	Assets
(in thousands)	Cash	Partnerships	Pledged
Debt related to the revolving credit facility	$1,070	$289,123	$290,193
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,369	7,732	9,101
Interest rate swaps	1,803	—	1,803
Other	8	—	8
Total	$4,250	$296,855	$301,105

Note 10—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at December 31, 2020. The Company engaged our External Manager to manage the Company’s continuing operations on January 8, 2018 and conveyed all its operating lease agreements to Hunt at such time.

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

On February 11, 2021, SAH 2001 Fund III MM, Inc. (“SAH”) served Jolt Realty, LLC (“Jolt”) and MMA Capital TC Fund I, LLC (“TC Fund I”) with a Complaint filed in the Superior Court of California, County of Orange. SAH is the managing member of the LNR 2001 Fund III MM, Inc. (the “Fund”). TC Fund I, through Jolt, its wholly-owned subsidiary, is the investing member of the Fund. In its Complaint, SAH alleges that in July 2017 it mistakenly paid $1.8 million to Jolt as part of the distribution of proceeds from the sale of property from the Fund. SAH seeks return of that payment based on an alleged breach of the Fund’s Operating Agreement (Count I), unjust enrichment (Count II), and breach of the implied covenant of good faith and fair dealing (Count III). On January 8, 2018, MMA entered into a Master Transaction Agreement with an affiliate of its External Manager (the “MTA”), pursuant to which, among other things, MMA sold its interest in TC Fund I to an affiliate of its External Manager. The terms of the MTA require MMA to indemnify Hunt for any losses associated with this claim and permitted MMA to assume the defense of this claim. MMA assumed the defense of this claim and is vigorously defending against the allegations in the Complaint and denies all counts of the Complaint. The litigation is in its preliminary stages, and discovery has not yet commenced. Although MMA has reason to believe that it will prevail on the merits, the ultimate outcome cannot be predicted at this time.

At December 31, 2020, we had no other significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Other Risks and Uncertainties

We are monitoring the economic impact of the COVID-19 pandemic on the performance of our investments and underlying real estate values. Although we have not recognized impairment charges other than that for the SF Venture discussed above, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

With respect to recognized DTAs, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at December 31, 2020. During the fourth quarter of 2020, the Company recognized $2.9 million of net DTA. Nonetheless, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a change to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of gain or loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 11—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of December 31, 2020, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of December 31, 2020, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net income (loss) to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the year ended
	December 31,
(in thousands)	2020	2019
Net income from continuing operations	$8,374	$100,985
Net loss from discontinued operations	—	(8)
Net income	$8,374	$100,977

Basic and diluted weighted-average shares (1)	5,809	5,877
(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

Common Shares

Effective May 5, 2015, the Company adopted a Tax Benefits Rights Agreement (the “Rights Plan”) to help preserve the Company’s net operating losses (“NOLs”). In connection with adopting the Rights Plan, the Company declared a distribution of one right per common share to shareholders of record as of May 15, 2015. The rights do not trade apart from the current common shares until the distribution date, as defined in the Rights Plan. Under the Rights Plan, the acquisition by an investor (or group of related investors) of greater than a 4.9% stake in the Company, could result in all existing shareholders other than the new 4.9% holder having the right to acquire new shares for a nominal cost, thereby significantly diluting the ownership interest of the acquiring person. On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines the plan is no longer needed, whichever comes first. Subsequently, shareholders ratified the Board’s decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing this limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At December 31, 2020, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. On March 11, 2020, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for open-market share purchases of up to an additional 7,500 common shares made on or before December 31, 2020, with the Board reserving all its rights under the Rights Plan for any subsequent purchases. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the year ended December 31, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(62)	69	7
Income tax benefit	17	—	17
Net change in AOCI	(45)	69	24
Balance, December 31, 2020	$7,621	$36	$7,657

The following table provides information related to the net change in AOCI for the year ended December 31, 2019:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2019	$37,625	$72	$37,697
Net unrealized gains (losses)	1,244	(105)	1,139
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(28,301)	—	(28,301)
Income tax expense	(2,902)	—	(2,902)
Net change in AOCI	(29,959)	(105)	(30,064)
Balance, December 31, 2019	$7,666	$(33)	$7,633

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the year ended
	December 31,
(in thousands)	2020	2019
Non-employee Directors’ Stock-Based Compensation Plans	$835	$595

Employees’ Stock-Based Compensation Plans

At December 31, 2020, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 365,369 were available to be issued at December 31, 2020. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

The Non-employee Directors’ Stock-based Compensation Plans provide for directors to be paid $120,000 per year for their services. In addition, the Chairman receives an additional $20,000 per year, the Audit Committee Chair receives an additional $15,000 per year and the other committee chairs receive an additional $10,000 per year. Under this plan, 50% of such compensation is paid in cash and the remaining sum through common share-based grants. In the event that a receipt of shares by a director would potentially result in a trigger event under the Tax Benefits Rights Agreement, such compensation shall be paid in cash, absent action by the Board to specifically exempt such share payment prior to the issuance date.

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the years ended December 31, 2020 and December 31, 2019. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
December 31, 2020	(1)	$432,500	8,274	7,963	$24.79	—	$835,000
December 31, 2019		297,500	2,222	7,194	31.59	—	595,000

(1)	During the first quarter of 2020, the Board approved the addition of two independent directors and during the third quarter of 2020, our former Chief Executive Officer became a non-employee director.

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

For the years ended December 31, 2020 and December 31, 2019, no incentive fee was earned by our External Manager. During the years ended December 31, 2020 and December 31, 2019, the Company recognized $8.3 million and $7.2 million, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At December 31, 2020 and December 31, 2019, $1.2 million of management fees and expense reimbursements was payable to the External Manager.

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

During the year ended December 31, 2019, the Company recognized $3.3 million of interest income associated with this note receivable in the Consolidated Statements of Operations. At December 31, 2019, $0.7 million of accrued interest was payable by Hunt.

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

Note 14—Income Taxes

Provision for Income Taxes

The Company was organized as a limited liability company that had elected to be taxed as a corporation for income tax purposes and, on January 1, 2019, converted into a corporation. All our business activities, with the exception of our foreign investments, are conducted by entities included in our consolidated corporate federal income tax return.

The following table summarizes the components of our provision for income taxes for the years ended December 31, 2020 and December 31, 2019:

	For the year ended
	December 31,
(in thousands)	2020	2019
Current income tax expense:
Federal	$—	$—
State	(125)	(131)
Total current income tax expense	(125)	(131)
Deferred income tax benefit
Federal	1,036	46,353
State	318	14,260
Total deferred income tax benefit	1,354	60,613
Total provision benefit for income taxes	$1,229	$60,482

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2020 and December 31, 2019:

	For the year ended
	December 31,
(in thousands)	2020	2019
Income from continuing operations before income taxes	$7,145	$40,503

Income tax expense at federal statutory rate	(1,500)	(8,506)
Permanent differences:
State income taxes, net of federal tax effect	(459)	504
Impact from other comprehensive income	13	3,593
State net operating loss adjustment	1,107	4,373
Other	132	(1,512)
Net decrease in the valuation allowance	1,936	62,030
Provision benefit for income taxes	$1,229	$60,482

DTAs, DTLs and Valuation Allowance

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for NOL carryforwards and tax credit carryforwards. At each reporting period, we evaluate the recoverability of our DTAs, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that, based on the weight of available evidence, it is more likely than not that some or all of the DTAs will not be realized. The weight given to the evidence is commensurate with the extent to which evidence is objectively verifiable and is considered, in the judgment of management, more likely than not to occur. If negative evidence exists, positive evidence must be present to support a conclusion that a valuation allowance is not necessary.

Our framework for assessing whether DTAs will be realized requires us to weigh all available evidence, including:

●	our three-year cumulative income position;

●	the trend of pretax book income results;
●	the sustainability of recent profitability indicated by pretax book income from core business activities that was demonstrated in the past and would be reasonable to assume for the future (or, “Core Earnings”);
●	our forecast of pretax book income;
●	our access to capital;
●	macroeconomic risks to the economy and our business operations; and
●	the carryforward periods for NOLs, capital losses and tax credits.

Our consideration of evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results. Risks to our forward-looking estimates of pretax book income include, but are not limited to, changes in market rates of return, additional competitors entering the marketplace (which could reduce rates of return due to competition for new borrowers), limits on access to investible capital that would limit new investments that could be made by the Company, changes in the law and the Company’s dependence on a small, specialized team of the External Manager for underwriting activities. Given these risks our forward-looking estimates could materially differ from actual results.

As of December 31, 2020 and 2019, the Company assessed that the weight of available evidence was sufficient to conclude that it was more likely than not that a portion of our DTAs would be realized. That assessment remained based, in part, on the Company’s three-year cumulative income position and positive three-year trend in pretax book income as evidence of the Company’s profitability. Moreover, the Company’s three-year trailing Core Earnings measurement at each measurement date, was positive. Therefore, while the Company continued to consider macroeconomic risks to its business operations as a potential source of negative evidence in its analysis of whether its DTAs would be realized, the Company assessed that the preponderance of evidence available at both December 31, 2020 and December 31, 2019, was positive. As a result of that assessment, the Company performed a forecast of pretax book income for purposes of measuring the expected utilization of the Company’s net deferred tax assets as of the measurement date.

Based on the foregoing, the Company released a portion of its DTA valuation allowance in the fourth quarter of 2019 through the recognition of a $57.7 million net DTA. The amount released reflected the projected utilization of $210.2 million of federal NOLs based upon a federal corporate tax rate of 21.0% and a blended state tax rate (net of federal benefit) of 6.46% incorporating the Company’s forecast of pretax book income at December 31, 2019. In performing the update of the measurement at December 31, 2020, the Company recognized an additional $1.4 million of net DTA for the year ended December 31, 2020, or $59.1 million of recognized DTA at the measurement date, projecting the ability to utilize $215.2 million of federal NOLs over the balance of the life of the NOLs, with $143.8 million of federal NOLs projected to expire before their utilization.

Projections of pretax book income were made using assumptions that, based on the Company’s historical experience and other factors considered management’s judgment, were assessed to be more likely than not to occur. However, realization of our DTAs remains dependent on generating sufficient pretax book income in future periods. Therefore, although we believe it is more likely than not at both December 31, 2020 and December 31, 2019, that future income will be sufficient to allow us to realize the carrying value of net DTAs recognized at those measurement dates, realization is not assured, and future events could cause us to change our judgment.

The following table summarizes the carrying value of our DTAs, net of valuation allowance at December 31, 2020 and December 31, 2019:

	At	At
	December 31,	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$119,626	$122,917
Cancellation of subordinated debt	3,209	3,340
Other	1,096	1,715
Gross deferred tax assets	123,931	127,972
Valuation allowance	(63,437)	(65,373)
Total deferred tax assets, net of valuation allowance	60,494	62,599
Deferred tax liabilities:
Other, net	(1,411)	(4,888)
Total deferred tax liabilities	(1,411)	(4,888)
Deferred tax assets, net	$59,083	$57,711

The following table summarizes the change in the valuation allowance for the years ended December 31, 2020 and December 31, 2019:

	For the year ended
	December 31,
(in thousands)	2020	2019
Balance, January 1	$65,373	$124,500
Net reductions due to discontinued operations	—	2
Net reductions due to continuing operations (1)	(1,936)	(59,129)
Balance, December 31	$63,437	$65,373
(1)	This amount includes $2.9 million of valuation allowance release that is included in AOCI at December 31, 2019. There was no valuation release included in AOCI at December 31, 2020.

At December 31, 2020 and December 31, 2019, the Company had pre-tax federal NOLs of $358.9 million and $374.9 million, respectively, which are available to reduce future federal income taxes and begin to expire in 2028.

For both tax years ending December 31, 2020 and December 31, 2019, the Company had income taxes receivable (net of current taxes payable) of $0.1 million reported as an “Other assets” on our Consolidated Balance Sheets.

Significant judgment is required in determining and evaluating income tax positions. The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities. The Company had no liabilities for uncertain tax positions at December 31, 2020 and December 31, 2019. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would adjust the amount of the NOL carryforwards which were subject to the Company’s valuation allowance in the period then recorded; therefore, a liability was not recorded for these uncertain tax positions. At December 31, 2020, there were no impacts for uncertain tax positions, including amounts that only affect timing.

The Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2016 to December 31, 2020 and is currently under audit by the IRS for its December 31, 2016 federal income tax return. In addition, the Company is under audit for its returns filed in California for the tax years ending December 31, 2016 through December 31, 2018.

Note 15—Segment Information

At December 31, 2020 and December 31, 2019, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

4.2	Tax Benefits Rights Agreement by and between MMA Capital Management, LLC and Broadridge Corporate Issuer Solutions, Inc. dated as of May 5, 2015	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on May 5, 2015

4.3	First Amendment to the Tax Benefits Rights Agreement dated January 1, 2019 between MMA Capital Holdings, Inc. and Broadridge Corporate Issuers Solutions, Inc. as rights agent	Incorporated by reference from the Company’s Annual Form DEF 14A filed on April 9, 2020

4.4	Second Amendment to the Tax Benefits Rights Agreement dated March 12, 2020 between MMA Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc. as rights agent	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 17, 2020

4.5	Description of Securities of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1*	Municipal Mortgage & Equity LLC 2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.2*	Municipal Mortgage & Equity LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 1, 2013

10.3*	First Amendment to MMA Capital Management, LLC 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

10.4	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.5	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

Exhibit No.	Description	Incorporation by Reference
10.6	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding III, Ltd., dated May 21, 2015	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.7	Amended and Restated Limited Liability Company Operating Agreement of Renewable Energy Lending, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2016

10.8	Master Transaction Agreement by and between the Company and Hunt Companies, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.9	Management Agreement by and between the Company and Hunt Investment Management, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.10	Purchase and Sale Agreement by and among the Company and the MGM Principals	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.11	Woodside Transfer Agreement by and between the Company and MG Woodside, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.12	First Amendment to the Renewable Energy Lending, LLC Operating Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2018

10.13	Omnibus Consent and Amendment in Respect of Transaction Documents dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Assignment and Assumption Agreement dated February 2, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.15	Membership Interest Purchase Agreement by and between the Company and Renewable Developer Holdings, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2018

10.16

Credit Agreement, dated as of September 19, 2019, among MMA Energy Holdings, LLC, as borrower, East West Bank, as administrative agent and collateral agent and the financial institutions party thereto as lenders

Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 19, 2019

10.17	First Amendment to the Master Transaction Agreement by and between the Company and Hunt Companies, Inc.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.18	Amended and Restated MMA Capital Holdings, Inc. 2012 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

Exhibit No.	Description	Incorporation by Reference
10.19	Amended and Restated Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

10.20	First Amendment to Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

10.21	Second Amendment to Limited Liability Company Operating Agreement of Solar Construction Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

10.22	Limited Liability Company Operating Agreement of Solar Development Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

10.23	First Amendment to Limited Liability Company Operating Agreement of Solar Development Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

10.24	Second Amendment to Limited Liability Company Operating Agreement of Solar Development Lending, LLC.	Incorporated by reference from the Company’s Current Report on Form 10-Q filed on November 9, 2020

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

* Indicates management contract or management or director compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	March 31, 2021	By:	/s/ Gary A. Mentesana
		Name:	Gary A. Mentesana
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Gary A. Mentesana	March 31, 2021
	Name:	Gary A. Mentesana
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David C. Bjarnason	March 31, 2021
	Name:	David C. Bjarnason
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Michael L. Falcone	March 31, 2021
	Name:	Michael L. Falcone
	Title:	Chairman of the Board of Directors

	By:	/s/ Cecil E. Flamer	March 31, 2021
	Name:	Cecil E. Flamer
	Title:	Director

	By:	/s/ J.P. Grant	March 31, 2021
	Name:	J.P. Grant
	Title:	Director

	By:	/s/ J. Christopher Hunt	March 31, 2021
	Name:	J. Christopher Hunt
	Title:	Director

	By:	/s/ Lisa Kay	March 31, 2021
	Name:	Lisa Kay
	Title:	Director

	By:	/s/ Suzanne G. Kucera	March 31, 2021
	Name:	Suzanne G. Kucera
	Title:	Director

	By:	/s/ Frederick W. Puddester	March 31, 2021
	Name:	Frederick W. Puddester
	Title:	Director

S-1