Form 10-K/A
period 2020-12-31
MMA Capital Holdings, Inc.
filed 2021-04-30
CIK 1003201

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

There were 5,742,286 shares of common shares outstanding at April 21, 2021.

MMA Capital Holdings, Inc.

i

EXPLANATORY NOTE

MMA Capital Holdings, Inc., (the “Company,” “MMA,” “we,” “our” or “us”) is amending its Annual Report on Form 10-K for the year ended December 31, 2020 (this “Amendment No. 1”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT THE COMPANY’S DIRECTORS

The name and principal occupation for the last five years, period of service as a director of the Company and certain other directorships of each director are set forth below.

Class III - Directors with Terms Expiring at the 2021 Annual Meeting

J. P. Grant, 67, has served on the Company’s board of directors (“Board”) since January 1, 2013.  Mr. Grant is the founder, President and Chief Executive Officer (“CEO”) of Grant Capital Management, Inc., where he has specialized in providing tax-exempt financing to city and state governments since the company’s founding in 2000.  Prior to that, he held positions in major account sales for IBM Corporation and Federal Data Corporation.

Mr. Grant’s qualifications to serve as a director include his extensive experience in the field of municipal finance, as well as his executive leadership experience and entrepreneurial background.  Mr. Grant is the Chair of the Company’s Governance Committee and Lead Independent Director for the Board.

Michael L. Falcone, 59, has been a member of our Board since 1999 and was elected Chairman of the Board on March 3, 2021.  He was the CEO of the Company from January 1, 2005 through August 12, 2020 and served in various roles with affiliates of Hunt Investment Management, LLC (our “External Manager”) from January 8, 2018 through August 12, 2020.  Prior to his appointment as our CEO, he served as the Company’s Chief Operating Officer (“COO”) since 1997.  Prior to joining MMA, he was a Senior Vice President of Shelter Development Corporation, where he was employed from 1983 to 1996. Mr. Falcone is a graduate of Dartmouth College and the Harvard Business School.

Mr. Falcone’s qualifications to serve as a director include his extensive executive experience with the Company and his broad familiarity with the real estate and renewable energy development and finance industries.

Suzanne G. Kucera, 59, was elected to the Board on January 28, 2020.  Ms. Kucera has been Chief Financial Officer (“CFO”) of Bright Power, Inc., an energy efficiency company with national operations, since January 2020. Prior to Bright Power, she was Co-Founder and CEO of Mackworth Capital, LLC, a money management firm with a unique model for direct private investment and financial advisor to growth companies and start-ups, from 2015 through 2019. Prior to founding Mackworth in 2015, Ms. Kucera was CFO of Now Computing and BBH Group and CEO of Art + Commerce. She has a Masters of Business Administration from Harvard University and a Bachelor of Science in Accounting and Finance from the University of Illinois at Urbana-Champaign. Ms. Kucera most recently completed a Diploma in Clean Energy from New York University leading to an interim CFO/COO position for a solar developer.

Ms. Kucera’s qualifications to serve as a director include her C-suite experience creating value in companies through proven leadership, strategic planning, management and operating skills. She is an agile leader of growth companies and start-ups who has successfully navigated diverse industries including technology, media, marketing, clean energy, consumer products, asset management and real estate. She is an experienced investment banker with nine years at Goldman Sachs, followed by five years at Allen & Company.

Class I - Directors with Terms Expiring at the 2022 Annual Meeting

Frederick W. Puddester, 66, has served on the Board since August 10, 2011.  Since July 1, 2011, Mr. Puddester has been the Vice President for Finance and Administration for Williams College where he is responsible for financial reporting, planning and forecasting as well as debt financing and tax compliance.  From 2007 to 2011, Mr. Puddester served as senior associate dean for finance and administration at the Johns Hopkins University Zanvyl Krieger School of Arts and Sciences. From 2000 to 2007, Mr. Puddester served as the executive director of budget and financial planning for Johns Hopkins University. From 2000 until 2011, Mr. Puddester served on the board of MuniMae TE Bond Subsidiary, LLC, an entity whose common shares were wholly owned by the Company prior to selling those shares to a third party in 2013.

Mr. Puddester’s qualifications to serve as a director include his extensive financial management expertise and his familiarity with the Company through his service on the board of MuniMae TE Bond Subsidiary, LLC.  Mr. Puddester is the Chair of the Company’s Compensation Committee and former Chair of the Audit Committee.

Class II - Directors with Term Expiring at the 2023 Annual Meeting

Cecil E. Flamer, 73, was elected to the Board on January 28, 2020.  Mr. Flamer has served since 2004 as a Managing Director and Chief Administrative Officer of Brown Capital Management, Inc., a private company that provides equity investment management services. In his capacity as Managing Director, he serves on the Management Committee, which is the firm’s governing body. Prior to joining the firm, Mr. Flamer was a partner at Ernst & Young, LLP. He has a Bachelor of Science in Business Administration (Accounting concentration) from Morgan State University. He is also a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants.

Mr. Flamer’s qualifications to serve as a director include his significant executive experience with an investment management company and his public accounting background. The Governance Committee of the Board waived the Board’s age restriction with respect to Mr. Flamer’s service on the Board.

James C. Hunt, 50, was elected to the Board on June 25, 2018.  Since 2015, Mr. Hunt has served as CEO and President of Hunt Companies, Inc. and its affiliates (individually and collectively “Hunt”) and has been a member of the Hunt board of directors since 2001. In addition, Mr. Hunt also oversees Hunt's private market real estate development and acquisition activities, which include market rate residential properties and mixed-use retail developments. Mr. Hunt is responsible for establishing relationships with development and financial partners.  Mr. Hunt began his career at Hunt in 1993 as a Project Developer for Hunt's construction division, was later appointed Vice President, Executive Vice President and subsequently President.  Mr. Hunt received a B.A. in Economics and an MBA from the University of Texas, Austin.

Mr. Hunt’s qualifications to serve as a director include his extensive experience in real estate, real estate finance and corporate governance and management.

Mr. Hunt also serves on the board of directors for one other public company, Lument Finance Trust, since January 2018. Mr. Hunt also serves as Chief Executive Officer and a director for Hunt Companies Acquisition Corp. I, a blank check special purpose acquisition company sponsored by Hunt, which has filed a registration statement for its initial public offering.

Lisa Kay, 53, has served on the Board since August 3, 2016.  Since 2015, Ms. Kay has been an independent consultant and business advisor focusing on accounting and public company matters, with emphasis on the finance and real estate sectors. Previously, Ms. Kay was CFO and Executive Vice President of the Company from August 23, 2011 through August 18, 2015.  Prior to her appointment as the Company’s CFO, Ms. Kay served as Corporate Controller and Senior Vice President of the Company beginning in November 2007.  From 2006 and until joining the Company, Ms. Kay was a Managing Director within the Financial Services practice of Navigant Consulting, Inc., a global consulting firm providing operational, dispute, investigative, risk management and financial advisory solutions to the market.    Prior to Navigant, Ms. Kay was Vice President and head of Corporate Accounting for Freddie Mac and was an auditor for Arthur Andersen LLP.  Ms. Kay is a graduate of Virginia Tech with a B.A. in Economics and a Masters in Accounting.

Ms. Kay’s qualifications to serve as a director include her prior service and understanding of the Company’s operations due to her former service as the Company’s CFO and Corporate Controller, as well as her extensive experience in accounting and auditing.  Ms. Kay is the Chair of the Audit Committee.

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

Gary A. Mentesana, 56, has been the Company’s CEO since March 3, 2021 having served in an interim capacity since August 12, 2020, in addition to serving as President and COO of the Company since 2018. In addition to his roles at the Company he has been an Executive Vice President of the Renewables Division of our External Manager since January 2018.  He had been an Executive Vice President of the Company since 2003 and had been in various leadership positions since joining the Company in 1996.  Mr. Mentesana joined the Company in 1996 from the Company’s predecessor, the SCA Tax-Exempt Fund Limited Partnership, which he had been with since 1988.  Before SCA Tax-Exempt Fund Limited Partnership, Mr. Mentesana was an active Certified Public Accountant and worked for Coopers and Lybrand. Mr. Mentesana graduated from the University of Rhode Island.

David C. Bjarnason, CPA, 51, was appointed CFO and Executive Vice President of the Company on August 17, 2015 and, in addition to being our CFO, is the CFO of the Renewables Division of our External Manager. Mr. Bjarnason joined the Company from Fannie Mae, where he was a finance officer who served in senior management roles in accounting policy, external reporting and financial planning and analysis functions.  Prior to joining Fannie Mae, Mr. Bjarnason served in senior finance, consulting and financial statement audit roles with JPMorgan Chase & Co., CapitalSource, Inc., Freddie Mac, Deloitte LLP and KPMG LLP. Mr. Bjarnason earned his B.B.A. in accounting from the College of William & Mary and is licensed as a Certified Public Accountant in the State of New York.

BOARD OF DIRECTORS MATTERS

Board Composition

Our Board currently consists of seven members, six of whom have been elected by the Company’s shareholders. The remaining director, Suzanne Kucera, will be considered for election at the 2021 annual meeting.

Corporate Governance Guidelines

We have Corporate Governance Guidelines (“Guidelines”), which are available on our website at www.mmacapitalholdings.com under “Leadership – Governance,” then “Corporate Governance Guidelines.”  These Guidelines contain general principles regarding the function of our Board and Board committees.  The Guidelines are reviewed on an annual basis by the Governance Committee of the Board, which submits to the Board for approval any changes deemed desirable or necessary.

Independence of Directors

Our Guidelines require that a majority of the Board be comprised of independent directors.  The listing rules of the Nasdaq Stock Market (“Nasdaq”) for director independence are incorporated in our Guidelines, which are used by the Board in making independence determinations.  For a director to be considered independent under the Nasdaq listing rules, the Board must affirmatively determine that the director has no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In assessing director independence, the Board concluded that the independent directors have no conflict that might discourage critical review of the Company’s management and operations. As of this filing, the Board has determined that the following directors are independent: Cecil Flamer, J.P. Grant III, Lisa Kay, Suzanne Kucera and Frederick Puddester.

Board Leadership Structure

Our Board’s role in the Company is to provide general oversight of strategy and operations. Our Board leadership structure currently separates the roles of Chairman of the Board and CEO.  The Chairman of the Board, Mr. Falcone, has authority, among other things, to call and preside over Board meetings, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman of Board has substantial ability to shape the work of the Board.  The Company believes that separation of the positions of Chairman of Board and CEO reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having a Chairman of Board separate from the CEO creates an environment that is more conducive to objective evaluation and oversight of our External Manager’s performance, increasing accountability and improving the ability of the Board to monitor whether the External Manager’s actions are in the best interests of the Company and its shareholders.  As a result, the Company believes that having a Chairman of Board separate from the CEO can enhance the effectiveness of the Board as a whole.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of the Company’s risk management process.  The Board administers this oversight function directly through the Board as a whole. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.  Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function.  Our

Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct.  Our Compensation Committee monitors the compensation of our named executive officers to the extent reimbursable by the Company to the External Manager and the compensation of the Board. Typically, the entire Board monitors our risks as a Company through a comprehensive risk matrix which is updated by management and reviewed by the Board throughout the year.  The matrix details our significant operating, accounting, financial, legal and regulatory risks and assigns a probability and severity analysis to each risk.  Significant changes are highlighted and discussed at Board meetings throughout the year.  The Board has delegated to the Board’s Lead Independent Director, Mr. Grant, the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

As part of its overall oversight of risk management, the Board provides oversight of management’s efforts to address cybersecurity risk by receiving periodic risk assessments. Additionally, specific cyber incidents, if any, are reported to the Audit Committee.  Our External Manager’s information technology environment, as well as our outsourced third-party information technology firm maintain systems to address cyber security, vulnerability assessments, penetration testing, specific cyber incidents in an effort to monitor, detect and prevent cyber threats.

The foregoing discussion is qualified by reference to the risk factors set forth in the Original Form 10-K.  Refer to Part I, Item 1A. “Risk Factors” of the Original Form 10-K.

Qualification for Board Membership

The Board has the responsibility for nominating candidates for election to the Board and for filling vacancies on the Board as they arise, while the Governance Committee is responsible for identifying and recommending qualified individuals to serve as members of the Board.  The Guidelines and the Governance Committee’s charter require the Board and the Governance Committee to establish criteria for selecting new directors, which reflects at a minimum a candidate’s strength of character, judgment, business experience and specific areas of expertise, in addition to factors relating to the composition of the Board, including its size and structure, and principles of diversity, including gender, age, skills, knowledge and other factors needed to maintain a balance of knowledge, experience and capability on the Board. Further, no director of the Company may serve on the boards of more than three other publicly traded companies in addition to serving on our Board.  No director that is also an employee of the External Manager and its affiliates who serve in management roles for the Company pursuant to the management agreement with the External Manager (the “Management Agreement") may serve on the board of more than one publicly traded company in addition to serving on our Board.  Currently, all directors are in compliance with these requirements and expectations.

Shareholder Recommendations of Potential Director Candidates

The Governance Committee will consider director candidates recommended by shareholders.  The Governance Committee applies the same standards in evaluating candidates submitted by shareholders as it does in evaluating candidates submitted by other sources.  Shareholders who wish to submit names to be considered by the Governance Committee for nomination for election to the Board must send written notice to the Secretary of the Company at least 60 days but no more than 90 days prior to the anniversary of the date of the immediately preceding annual meeting of shareholders, provided, that if the date of the annual meeting of shareholders is advanced by more than 30 days or delayed by more than 60 days from the anniversary date, the notice must be delivered not earlier than the 90th day before the annual meeting and not later than the later of the 60th day prior to the annual meeting or the tenth day following the first public announcement of the annual meeting date.  The notice should set forth the required information that is specified in our bylaws. Suggestions regarding potential director candidates, together with the supporting information concerning the potential candidate’s qualifications, should be submitted in writing to:

Governance Committee

MMA Capital Holdings, Inc.

c/o Corporate Secretary

3600 O’Donnell Street, Suite 600

Baltimore, Maryland 21224

Code of Ethics and Principles of Business Integrity

We have a Code of Ethics and Principles of Business Integrity that is applicable to all of our directors and employees of our External Manager who act on our behalf, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics and Principles of Business Integrity is available on our website, www.mmacapitalholdings.com, and in print without charge, upon the request of any shareholder, by mail to our Corporate Secretary, MMA Capital Holdings, Inc., at our headquarters. In the event of any amendment to, or waiver of, a provision of the Code of Ethics and Principles of Business Integrity, we will promptly post the date and nature of such amendment or waiver, as well as related information, on our website.

Executive Sessions

Pursuant to our Guidelines, the independent directors of the Board meet in regularly scheduled sessions without the presence of management.  Executive sessions are chaired by the Lead Independent Director in attendance, which typically was Mr. Francis Gallagher, Jr., Chairman of the Board until his resignation on March 3, 2021.  With Mr. Gallagher’s resignation, Mr. Grant is the current Lead Independent Director.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of our Board by writing to the Board, or a specific director at:

Board of Directors (or specific director)

MMA Capital Holdings, Inc.

c/o Corporate Secretary

3600 O’Donnell Street, Suite 600

Baltimore, Maryland 21224

Available Information

Our website address is www.mmacapitalholdings.com.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), including exhibits to those reports, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.  Our Guidelines, Code of Ethics and Principles of Business Integrity and the charters of our Audit Committee, Compensation Committee and Governance Committee are also posted on our website.

Information Regarding Committees of the Board of Directors

The Board has three committees: an Audit Committee, a Compensation Committee and a Governance Committee, each of which is comprised solely with independent directors.  The following table provides current membership for each of the Board committees, as well as meeting information for fiscal year 2020:

Name	Audit	Compensation	Governance
Mr. Francis X. Gallagher, Jr.** (former Chairman of the Board)	X	X	X
Ms. Lisa Kay***	Chair*	X	X
Mr. J. P. Grant III	X	X	Chair
Mr. Frederick W. Puddester	Chair*	Chair	X
Mr. Cecil E. Flamer	X	X	X
Ms. Suzanne G. Kucera	X	X	X
Total meetings in fiscal 2020	4	4	4
*	Ms. Kay assumed the role of Chair of the Audit Committee from Mr. Puddester on November 10, 2020.

**   Mr. Gallagher resigned from the Board effective March 3, 2021.

***	The Board determined that Ms. Kay met the rules of independence and added her to each committee effective November 7, 2020.

Committees of the Board of Directors

Below is a description of each of the Board’s committees.

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.  The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding independence and each member is free of any relationship that would impair his or her individual exercise of independent judgment with respect to their duties as a director or as a member of any of the committees of the Board.

Audit Committee.  The Audit Committee of the Board has primary oversight responsibility relating to:

●	oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements;
●	the integrity of the financial reporting process and systems of internal controls of the Company;
●	the Company’s compliance with legal and regulatory requirements;
●	the independence, qualifications and performance of the Company’s independent registered public accounting firm and internal audit function;
●	the preparation and approval of the report required to be included in the Company’s annual proxy statement, when filed, as required by rules of the SEC;
●	providing an avenue of communication among the independent auditors, management, the internal audit function and the Board;
●	the appointment, engagement and performance of our independent registered public accounting firm;
●	compliance with our Code of Ethics and Principles of Business Integrity, and legal and regulatory requirements, including our disclosure controls and procedures;
●	the allocation by the External Manager to the Company of compensation and benefit expense paid to External Manager’s personnel and reimbursable by the Company to the External Manager under the Management Agreement; and
●	oversight and approval of potential related party transactions.

In so doing, it is the responsibility of the Audit Committee to maintain free and open communication between the Audit Committee, our independent registered public accounting firm, the internal auditors and our External Manager, and to resolve any disagreements between the External Manager and the independent registered public accounting firm regarding financial reporting.  The Audit Committee also performs other duties and responsibilities set forth in a written charter approved by the Board.  The charter of the Audit Committee is available on the Company’s website at www.mmacapitalholdings.com under “Leadership – Governance,” then “Audit Committee Charter.”

Membership on the Audit Committee consists of Messrs. Puddester, Flamer and Grant, as well as Ms. Kucera and Ms. Kay.  Mr. Puddester served as Chair of the Committee until Ms. Kay was named the Committee Chair effective November 10, 2020.  The Audit Committee held four meetings during 2020.

The Board and the Governance Committee have determined that all members of the Audit Committee satisfy the independence requirements of Nasdaq’s listing rules and our Guidelines.  No member of the Audit Committee is permitted to serve on the Audit Committee of more than three public companies, including our Company.  Currently, no member of the Audit Committee serves on the audit committee of any other public company.

The Board has determined that each of Mr. Puddester, Ms. Kay and Ms. Kucera qualify as an “audit committee financial expert” under SEC rules.  In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated as an audit committee financial expert will not be deemed an “expert'” for purposes of the federal securities laws.  In addition, such designation does not impose on such person any duties, obligations or liabilities that are greater than those imposed on such person as a member of the Audit Committee and Board in the absence of such designation, and does not affect the duties, obligations or liabilities of any other member of the Audit Committee or Board.

Compensation Committee.  The Compensation Committee of the Board has the following principal duties and responsibilities:

●	to the extent management personnel are provided by the Company’s External Manager, the Compensation Committee will consult with the External Manager regarding the compensation of executive officers, to the extent some or all of the cost of such compensation is reimbursable by the Company.
●	prepare any report on executive compensation required by the rules and regulations of the SEC;
●	annually evaluate the compensation of the members of the Board; and
●	annually review the performance of the External Manager and those employees of the External Manager serving as CEO, CFO, COO and other senior management roles.

These duties and responsibilities are set forth in a written charter of the Compensation Committee which has been approved by the Board and is available on our website at www.mmacapitalholdings.com under “Leadership – Governance,” then “Compensation Committee Charter.” Pursuant to the charter, the Compensation Committee has the authority to delegate certain of its responsibilities to a subcommittee.

The Compensation Committee has the authority to administer our equity plans, if any, for the CEO and other executive officers.  The Compensation Committee is responsible for all determinations with respect to participation, the form, amount and timing of any awards to be granted to any such participants, and the payment of any such awards.

Compensation Committee Interlocks and Insider Participation

Membership on the Compensation Committee consists of Messrs. Puddester, Flamer and Grant, as well as Ms. Kucera and Ms. Kay.  Mr. Puddester served as Chair for the entire year and Ms. Kay was added to the committee upon the Board finding her as independent on November 7, 2020.  All members of the Compensation Committee qualify as independent directors under our Guidelines and the Nasdaq listing rules and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.  The Compensation Committee held five meetings during 2020.

During 2020, no member of the Compensation Committee was an officer, employee or former officer or employee of ours, or any of our subsidiaries, or had a relationship that would be considered a Compensation Committee interlock that would require disclosure in this proxy statement pursuant to SEC regulations.  None of our named executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure in this proxy under SEC regulations.

Governance Committee.  The Governance Committee of the Board is responsible for:

●	developing and implementing corporate governance guidelines;
●	identifying and recommending qualified individuals to serve as members of the Board;
●	evaluating and recommending the size and composition of the Board and its Committees (including making determinations concerning composition of the Board and its Committees under the applicable requirements of the SEC);
●	monitoring a process to assess the effectiveness of the Board and its Committees; and
●	reviewing with our External Manager, our management succession plan for the CEO and other executive officers and key employees.

The Governance Committee is also responsible for performing other duties and responsibilities set forth in a written charter approved by the Board.  The charter of the Governance Committee is available on our website at www.mmacapitalholdings.com under “Leadership – Governance,” in “Governance Committee Charter.”

Membership on the Governance Committee consists of Messrs. Grant, Flamer and Puddester, as well as Ms. Kucera and Ms. Kay. Mr. Grant served as Chair for the entire year and Ms. Kay was added to the committee upon the Board finding her as independent on November 7, 2020.  The Governance Committee held five meetings during 2020.  All members of the Governance Committee qualify as independent directors under our Guidelines and Nasdaq listing rules.

Director Attendance at Meetings

During fiscal year 2020, there were five regular meetings of the Board (quarterly and an additional meeting in the first quarter).  Also, the Board held 10 special meetings which were conducted as either formal meetings, executive sessions or independent directors’ meetings.  Each Director attended at least 75% of the total number of combined meetings of the Board and the Board committees on which he or she served.  We do not have a policy that requires director attendance at the annual meeting.  All of the directors then serving on our Board attended our 2020 annual meeting of shareholders.

Board Skills Summary Table

	Term Expiry	Independent	C-Level Public Co Experience	Corporate Governance / Legal / Compensation	Finance and Capital Markets	Financial Expert	M&A / Corporate Strategy	Risk Management
Frederick W. Puddester	2022	✓		✓	✓	✓		✓
J.P. Grant III	2021	✓		✓	✓			✓
Michael L. Falcone (1)	2021		✓	✓	✓		✓	✓
Cecil E. Flamer	2023	✓		✓	✓			✓
James C. Hunt	2023		✓	✓	✓		✓	✓
Lisa Kay (2)	2023	✓	✓	✓	✓	✓	✓	✓
Suzanne G. Kucera	2021	✓	✓	✓	✓	✓	✓	✓
(1) Mr. Falcone is a former executive of the Company and former employee of the External Manager, having resigned on August 12, 2020.

(2) On November 7, 2020, the Board found that Ms. Kay met independence guidelines and she was named to each independent committee of the Board, as well as Chair of the Audit Committee effective November 10, 2020.

ITEM 11. EXECUTIVE COMPENSATION

OFFICERS AND MANAGEMENT COMPENSATION

Named Executive Officers (“NEOs”)

The Board identified the following individuals as the only persons serving as executive officers of the Company in 2020:

Gary A. MentesanaInterim CEO (appointed August 12, 2020), COO and President

David C. BjarnasonCFO and Executive Vice President

Michael L. FalconeCEO (until his resignation on August 12, 2020)

External Management

On January 8, 2018, in connection with a series of other transactions explained more fully in Item 13 under “Related Party and Affiliated Transactions – Relationship to Hunt,” we entered into a Management Agreement under which we hired the External Manager to manage our continuing operations.  In connection therewith, the External Manager assumed the remaining term of the employment agreements we had with our NEOs.  Under the terms of the Management Agreement, the External Manager provides all personnel necessary to operate our business, including the positions of CEO, CFO and COO, in consultation with the Board of Directors.  Since January 8, 2018 we have not had any employees.  We will continue to compensate our non-employee directors.

We are obligated to pay or reimburse the External Manager for most of the costs of our operations, including certain general and administrative costs and professional fees incurred by the External Manager for work on behalf of the

Company, as well as (i) an allocable share of the costs of non-investment personnel of the External Manager who spend all or a portion of their time managing our operations and reporting as a public company (based on their time spent on such matters) and (ii) the costs associated with our CEO and CFO. The personnel reimbursement was, however, subject to a cap of $2.5 million through 2019, and is subject to a cap of $3.5 million for subsequent years, until our common shareholders’ equity determined in accordance with generally accepted accounting principles in the United States (“GAAP”) on a fully diluted basis, adjusted to exclude the effect of (a) the carrying value of the Company’s net deferred tax assets (“DTAs”), and (b) any gains or losses attributable to noncontrolling interests (“GAAP Common Shareholders’ Equity”) exceeds $500 million. If our GAAP Common Shareholders’ Equity exceeds $500 million, we will continue to reimburse the External Manager for costs associated with non-investment personnel and the CFO and such reimbursement will no longer be subject to a cap, but the cost of providing us with a CEO will become an expense of the External Manager. The External Manager is also entitled to receive and retain the administrative expense reimbursements to which our Energy Capital business was previously entitled under the terms of the management agreements of its renewable energy lending ventures.

Summary Compensation Table

The External Manager and its affiliates compensate their employees, including our NEOs, in accordance with their respective compensation philosophies.  The compensation of senior employees at Hunt and its affiliates, including our NEOs, may include the following elements: (i) base salary; (ii) variable bonus compensation (included as “Non-Equity Incentive Plan Compensation” in the table below); (iii) long-term incentive plan awards (included as “Non-Equity Incentive Plan Compensation” in the table below); and (iv) fringe benefits and perquisites, including 401(k) match (included as “All Other Comp” in the table below).  Variable bonus compensation and long-term incentive plan awards are completely discretionary and are based on the overall performance of the NEOs in their roles at the External Manager and its affiliates, including as NEOs of the Company, which may be determined, in part, by the performance of the Company and the overall performance of Hunt, including the External Manager.

The table that follows provides information regarding expenses incurred by the Company with respect to compensation earned by our NEOs during the fiscal years ended December 31, 2019 and 2020.  For each year, we disclose the amount of NEO compensation, on an aggregated basis, for which we reimbursed the External Manager.  NEO compensation expenses that are reported in such table represent that portion of total NEO compensation expenses that were incurred by the External Manager during the fiscal years ended December 31, 2019 and 2020, and, subject to the aforementioned reimbursement cap, were allocable to the Company for reimbursement based upon the amount of time that NEOs spent during 2019 or 2020 in support of the management of the Company’s affairs.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Comp	All Other Comp		Total

NEO Compensation (1)	2020	$702,276	$530,069	$12,503	(2)	$1,244,848
	2019	$509,296	$548,503	$7,300		$1,065,099
(1)	The reimbursement cap related to compensation expenses for 2019 and 2020 were $2.5 and $3.5 million, respectively, and the reimbursements reached their limit in each reporting period. As a result, amounts reported herein reflect only a portion of all NEO-related compensation expenses that were incurred by the External Manager in connection with the management of the Company in 2019 and 2020.
(2)	NEO compensation excludes fees earned by Mr. Falcone in his role as a non-employee director following his resignation on August 12, 2020.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were granted in 2020 and no awards were outstanding as of December 31, 2020.

DIRECTORS’ COMPENSATION

The following table sets forth the compensation earned by the non-employee members of the Board of Directors for services rendered during the year ended December 31, 2020:

Name(1)	Year	Fees Earned or Paid in Cash (2)	Stock Awards (2)	All Other Compensation		Total
Michael L. Falcone (3)	2020	$45,000	$15,000	$	−	$60,000
Francis X. Gallagher, Jr.	2020	70,000	70,000		−	140,000
J.P. Grant, III	2020	65,000	65,000		−	130,000
Frederick W. Puddester	2020	72,500	72,500		−	145,000
Lisa Kay	2020	60,000	60,000		−	120,000
Cecil Flamer	2020	60,000	60,000		−	120,000
Suzanne Kucera	2020	60,000	60,000		−	120,000
(1)For the year Board and Committee Chair fees were paid to Mr. Gallagher (Chairman of the Board), Mr. Grant (Governance Committee) and Mr. Puddester (Audit and Compensation Committees).
(2)Pursuant to the 2012 Non-Employee Directors’ Compensation Plan, fees earned in 2020 were to be paid one-half in cash and one-half in equity, which can be in the form of deferred shares, restricted shares, or non-qualified stock options.
(3)Mr. Falcone did not receive compensation for his service as a director for periods prior to his resignation from as CEO of the Company.

There were no stock options held by non-employee directors as of December 31, 2020.

Narrative to the Director Compensation Table

Directors who are employees of either MMA or the External Manager, or affiliates of the External Manager, do not receive additional fees for their service as a director; therefore, Mr. Hunt does not receive any fees for his service as a director.  Similarly, Mr. Falcone did not receive Board compensation until his resignation as an officer of both the Company and the External Manager on August 12, 2020, at which time he became eligible for compensation.

Under the Amended and Restated 2012 Non-Employee Directors’ Compensation Plan (the “2012 Plan”), directors receive annual compensation of $120,000. The 2012 Plan requires that one-half of the annual compensation be paid in cash and one-half be paid as an equity award of shares.  In addition, the 2012 Plan provides for an additional fee payable to directors that serve as chair of a committee of the Board or the Board as follows: a $10,000 fee to be paid for chairmanship of either the Compensation or Governance Committees; a $15,000 fee payable for chairmanship of the Audit Committee; and a $20,000 fee payable for chairmanship of the Board.  In each case, the additional fee is payable one-half in cash and one-half in equity awards.  In the event that an equity award would cause a director’s share ownership to exceed 4.9%, or further exceed 5%, the Board must grant an exemption from the limitations of the Tax Benefits Rights Agreement for the equity share award to be issued, otherwise the equity component will be paid in cash.  In November 2020, the Board granted an exemption from the Rights Agreement to Mr. Falcone with respect to his equity payments for pursuant to the 2012 Plan.

A director may elect to defer his or her annual equity award compensation.  The election to defer compensation must be made prior to the start of the calendar year in which the compensation is to be earned.  If the director elects to defer the receipt of shares, the director will receive dividends on the shares (to the extent declared by the Board for all common shares) during the deferral period. Director participants may elect that the deferred amounts, plus earnings, be distributed either upon retirement from the Board or on an interim distribution date.  If a distribution date is not specified in the election, shares will be settled no more than 90 days after the participant’s separation from service on the Board.  Distributions are either in a lump sum or, based on the director’s election made at the time of the deferral, in two- to 10-year installments.  Once a distribution election is made, the election is irrevocable.  Notwithstanding the foregoing, a participant may receive any amounts deferred by the participant in the event of an “Unforeseeable Emergency” as defined by the 2012 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table contains information about the number of our common shares that were beneficially owned on April 24, 2021, by each of our five percent holders, plus our directors, our named executive officers and our directors and executive officers as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(2)		Percent of Class (2)
Five Percent Shareholder:

Venator Management, LLC	304,712	(3)	5.2%
601 Technology Drive, Suite 320
Canonsburg, Pennsylvania 15317

Directors and Executive Officers: (1)

Non-Executive Directors:
Michael L. Falcone	334,790		5.7%
Frederick W. Puddester	53,070	(4)	*
Lisa Kay	24,466	(4)	*
J.P. Grant, III	22,014	(4)	*
Cecil E. Flamer	3,061		*
Suzanne G. Kucera	3,061	(4)	*
James C. Hunt	265,715	(5)	4.6%

Executive Officers:
Gary A. Mentesana	261,094		4.5%
David C. Bjarnason	9,327		*
All Directors and Executive Officers:	976,598		16.8%

*     Represents less than 1.0% of the total number of common shares outstanding.

(1)	An address for each Director and Executive Officer listed is c/o MMA Capital Holdings, Inc., 3600 O’Donnell Street, Suite 600, Baltimore, MD 21224.
(2)	Amount of Beneficial Ownership and Percent of Class are based upon total amount of outstanding options and shares which could have been acquired as of March 1, 2021, or within 60 days thereafter, pursuant to the exercise of vested stock options and/or the vesting of deferred/restricted shares.
(3)	Based on a Schedule 13G filed by Venator Management LLC on February 12, 2021.
(4)	Amount includes deferred shares in lieu of fees for director services. As of March 1, 2021, the number of deferred shares held by each director (in parenthesis) was: Puddester (53,070), Grant (16,756), Kay (9,953) and Kucera (642).
(5)	The shares shown include 250,000 shares owned directly by Hunt Capital Holdings, LLC (“HCH”), an indirect subsidiary of Hunt. Hunt is owned and controlled by members of the Hunt family and trusts for the benefit of the Hunt family. Mr. Hunt may be deemed to share voting and investment power with respect to the shares of common stock owned directly by HCH by virtue of being a member of the board of directors of Hunt and its CEO, President and Chief Investment Officer. Mr. Hunt disclaims beneficial ownership of the securities described in this footnote, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the Company’s related party transaction policies, the Audit Committee has the responsibility to review any transactions between the Company and related persons, including the Company’s directors and executive officers and their respective immediate family members.  Any proposed transaction with a related party must be approved by a majority of the disinterested, independent members of the Audit Committee.  If the counterparty is related to a member of the Audit Committee that member will recuse themselves from the vote.

Since January 1, 2017 there have been no material related party relationships or transactions to report, other than our relationship with Hunt as described below.

Relationship to Hunt

On January 8, 2018, the Company entered into a series of material definitive agreements with affiliates of Hunt, in which the Company sold certain business lines and assets (the “Disposition”) to Hunt and entered into the Management Agreement with Hunt.  In connection with the Disposition all employees of the Company were hired by Hunt.  In consideration for the external management services, the Company agreed to pay base and incentive management fees as described below under “External Management Fees and Expense Reimbursement.”  Details of the Management Agreement were previously disclosed in the Current Report filed on Form 8-K by the Company on January 9, 2018.

In addition, the terms of the agreements with Hunt granted Hunt the right to nominate a person to our Board. Hunt proposed James C. Hunt, its CEO, as its nominee. On January 24, 2018, the Company completed its board nominee vetting process and Mr. Hunt was granted non-voting observer status on our Board until Hunt completed its second share purchase as contemplated by such agreements. On June 26, 2018, Hunt completed its second share purchase and Mr. Hunt was elected to the Board as a Class II director. Mr. Hunt, due to his relationship with our External Manager, is not considered an independent director by the Board and is not eligible for compensation under the 2012 Plan.

The independent members of the Board, through the Audit Committee, will maintain oversight responsibility for transactions by and between the Company and affiliates of Hunt, including investment opportunities governed by our investment guidelines and Hunt’s allocation policy.

External Management Fees and Expense Reimbursements

In consideration for the management services being provided by the External Manager, the Company pays the External Manager a base management fee, which is payable quarterly in arrears in an amount equal to (i) 0.50% of the Company’s first $500 million of GAAP Common Shareholders’ Equity; and (ii) 0.25% of the Company’s GAAP Common Shareholders’ Equity in excess of $500 million. Additionally, the Company agreed to pay the External Manager an incentive fee equal to 20% of the total annual return of diluted common shareholders’ equity per share in excess of 7%, which excludes the effects of the Company’s DTAs. The Company also agreed to reimburse the External Manager for certain allocable overhead costs including an allocable share of the costs of (i) noninvestment personnel of the External Manager and an affiliate thereof who spend all or a portion of their time managing the Company’s operations and reporting as a public company (based on their time spent on these matters) and (ii) the CEO, or interim CEO, and CFO based on the percentage of their time spent managing the Company. Reimbursement of compensation-related expenses is, however, subject to an annual cap of $2.5 million through 2019 and $3.5 million thereafter, until the Company’s GAAP Common Shareholders’ Equity exceeds $500 million.

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

On April 1, 2019, the Company purchased Hunt’s 30% ownership interest in Solar Development Lending, LLC (“SDL”) that pertained to an investment in a specific loan for $11.3 million, which represents the price that was projected to cause the Company and Hunt to achieve the same internal rate of return (“IRR”) on the amount of capital each had invested in the loan for the period of time that each party was invested in the loan. In this regard, upon full repayment of the loan, a post-purchase true-up payment may have been required to be made by one party to the other depending upon the actual IRR achieved by each party on the investment. Due to continuing involvement by Hunt as the transferor, the transfer did not qualify as a purchase for reporting purposes and, as a result, cash consideration paid by the Company was reported as a loan receivable that is secured by the interest in SDL that Hunt conveyed to the Company. On December 20, 2019, the Company and Hunt terminated all obligations relating to the post-purchase true-up payment and, as a result, the Company derecognized this loan receivable and increased its investment in partnership in SDL.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG is the independent registered public accounting firm that has audited our financial statements since 2007.

Audit and Audit-Related Fees

The Audit Committee is responsible for retaining and terminating the Company’s independent registered public accounting firm and for pre-approving the performance of any services by the independent registered public accounting firm. In addition, the Audit Committee is responsible for monitoring the independence and performance of the Company’s independent registered public accounting firm and internal audit function and for presenting its conclusions with respect to the independent registered public accounting firm to the full Board.

Pre-approval Policies and Procedures

The Audit Committee has written policies and procedures regarding pre-approval of services to the Company by its principal independent registered public accountants.  Its policy is to pre-approve all auditing services and non-audit services (subject to de minimis exceptions).  All of the audit, audit-related, tax and other services for which we were billed by our principal independent public accounting firm for 2020 and 2019 were approved by the Audit Committee.

Audit and Audit-Related Fees

The audit fees and other fees billed by our independent registered public accounting firm, KPMG, for work performed during 2020 and 2019 are as follows:

(in thousands)	2020	2019
Audit fees	$563	$997
Audit related fees	−	−
Total audit and audit related fees	563	997
Tax fees	−	−
All other fees	−	−
Total KPMG fees	$563	$997

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)          Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	April 30, 2021	By:	/s/ Gary A. Mentesana
		Name:	Gary A. Mentesana
		Title:	Chief Executive Officer (Principal Executive Officer)

S-1