Form 10-Q
period 2021-03-31
MMA Capital Holdings, Inc.
filed 2021-05-17
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 5,743,570 shares of common shares outstanding at May 10, 2021.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2021, (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, (“2020 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “focus,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties including the risks and uncertain aspects of the novel strain of the coronavirus (“COVID-19”) pandemic. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. For a discussion of certain risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part II, Item 1A. “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our 2020 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we may make from time to time, and to consider carefully the factors discussed in Part II, Item 1A. “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our 2020 Annual Report in evaluating these forward-looking statements. We do not undertake to update any forward-looking statements contained herein, except as required by law.

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	March 31, 2021	December 31, 2020
Selected income statement data
Net interest income	$2,701	$340
Non-interest (loss) income	(8,120)	16,211
Other expenses	5,743	7,655
Net (loss) income before income taxes	(11,162)	8,896

Income tax benefit (1)	3,079	3,108
Net (loss) income	$(8,083)	$12,004

Earnings per share data
Net (loss) income: Basic and Diluted	$(1.39)	$2.06

Net (loss) income before income taxes per share: Basic and Diluted	$(1.92)	$1.53

Average shares: Basic and Diluted	5,820	5,815

Market and per common share data
Market capitalization	$131,011	$140,439
Common shares at period-end	5,824	5,820
Share price during period:
High	26.48	28.99
Low	20.30	22.01
Closing price at period-end	22.81	24.60
Book Value per common share: Basic and Diluted	48.12	49.81
Adjusted Book Value per common share: Basic and Diluted (2)	37.34	39.66

Selected balance sheet data
Cash and cash equivalents	$16,164	$28,644
Investments in debt securities	28,753	31,038
Investment in partnerships	355,815	376,198
Deferred tax assets, net	62,806	59,083
All other assets	35,998	38,099
Total assets	$499,536	$533,062

Debt	$212,929	$237,805
All other liabilities	6,351	5,373
Total liabilities	219,280	243,178
Common shareholders' equity ("Book Value")	$280,256	$289,884

Rollforward of Book Value
Book Value - at beginning of period	$289,884	$277,618
Net(loss) income	(8,083)	12,004
Other comprehensive (loss) income	(1,640)	150
Other changes in common shareholders' equity	95	112
Book Value - at end of period	$280,256	$289,884

Less: Deferred tax assets, net	62,806	59,083
Adjusted Book Value (2) - at end of period	$217,450	$230,801

(1)	The Company recognized a net $2.9 million deferred tax asset (“DTA”) in the fourth quarter of 2020 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2020, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)	Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of March 31, 2021, and December 31, 2020. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

PART I — FINANCIAL INFORMATION

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at March 31, 2021, and December 31, 2020.

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

The impact of COVID-19 on our operational and financial performance has been modest to date but the long-term impact will depend on future developments, including the duration, spread, intensity and variability of COVID-19, the availability and acceptance of effective vaccines and other measures taken to control it, all of which remain uncertain and difficult to predict. While we are not able to estimate the long-term effects of these factors on our business at this time, the adverse impact on our business, results of operations, financial condition and cash flows could be material. Refer to Part I, Item 1A. “Risk Factors” of our 2020 Annual Report for additional information about risks to our business that are posed by COVID-19.

Business Operations

We are managed by our External Manager. We also rely upon other third-party vendors to conduct business operations, including vendors that provide information technology services, legal and accounting services or other support services.

As of March 31, 2021, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

As of March 31, 2021, the construction and development of most of the renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were not significantly impacted by the COVID-19 pandemic as the development and construction of these projects qualified as critical infrastructure or essential services. Furthermore, projects that were financed by loans made by the Solar Ventures did not experience any significant supply chain issues or construction delays during the three months ended March 31, 2021. Lastly, origination activity at the Solar Ventures was not meaningfully impacted by COVID-19 during the three months ended March 31, 2021.

As further discussed below, certain components of the national and some local renewable energy finance markets have been, and may further be, affected by changing market dynamics, resulting in supply and demand imbalances. These market dynamics have negatively impacted the performance of certain loans made by the Solar Ventures.

All loans made by the Solar Ventures are reported at fair value based upon the net present value of such instruments, which was estimated by applying discount factors that reflect market yields for similar credit risks to future contractual payments associated with such loans. The anticipated timing of near-term redemptions and underlying project values are also considered in such fair value measurements. The total fair value of loans outstanding at March 31, 2021, was 96.5% of their total unpaid principal balance (“UPB”) at such reporting date.

Other Investments and Hedging Instruments

We continue to monitor the economic impact of the COVID-19 pandemic on the performance of our other investments and underlying real estate values. We did not recognize any impairment charges in connection with our other investments during the three months ended March 31, 2021.

Hedging instruments used by the Company to manage interest rate and foreign currency risks have performed in accordance with the contractual terms.

DTAs

While COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business continues to be uncertain. Given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a reduction to the net carrying value of DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss, and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Liquidity and Capital Resources

During the three months ended March 31, 2021, COVID-19 has not prevented us from operating our business and making investments. However, we continue to have limited liquidity and rely on our capital partner for disproportionate funding contributions in connection with certain of our renewable energy investments. Our capital partner has continued to show a willingness to increase its commitment to the Solar Ventures, but we continue to consider our funding risk when assessing our liquidity and capital resources.

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies, including a slander of title lawsuit. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At March 31, 2021, the UPB of this note payable was $9.6 million. Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information. At March 31, 2021, the Company was in compliance with all other covenants under its debt arrangements.

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

We generally invest in renewable energy investments through the following joint ventures: Solar Construction Lending, LLC (“SCL”); Solar Permanent Lending, LLC (“SPL”); and Solar Development Lending, LLC (“SDL”), these joint ventures are hereinafter collectively referred to as the “Solar Ventures.” We are a 50% investor member in the Solar Ventures, although we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to non-pro rata funding agreements between our capital partner and us. Such non-pro rata funding agreements are generally executed in instances when the Company does not have sufficient liquidity at the time of a capital call. Distributions from the Solar Ventures generally are made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance.

Investment Interests and Related Carrying Values

At March 31, 2021, through MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, we held a minority economic interest of 34.8%, 45.0% and 34.9% in SCL, SPL and SDL, respectively, which represented a weighted-average economic interest of 37.1% in such ventures. At December 31, 2020, the Company held 45.2%, 45.0% and 42.3% economic interests in SCL, SPL and SDL, respectively. The Company is the sole member in Renewable Energy Lending, LLC (“REL”). The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below.

During the period from March 31, 2021 through May 10, 2021, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed $34.0 million of $44.0 million in SCL capital calls, while the Company contributed the balance of these capital calls, or $10.0 million. Additionally, the Company contributed the full $2.1 million in SDL capital calls. Furthermore, our capital partner received distributions of $38.0 million and 2.6 million from SDL and SPL, respectively, while the Company received distributions of $10.0 million and $2.1 million from SDL and SPL, respectively. As a consequence of these non-pro rata capital contributions and distributions, at May 10, 2021, our economic interest in SCL decreased to 32.2%, while our economic interest in SDL increased to 36.5%. There was no change in our economic interest in SPL. This resulted in a weighted-average investment of 37.4% at May 10, 2021.

Table 1 provides financial information about the carrying value of the Company’s renewable energy investments at March 31, 2021, and December 31, 2020.

Table 1:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Equity investments in the Solar Ventures	$342,921	$363,157

The carrying value of the Company’s equity investments in the Solar Ventures decreased $20.2 million during the three months ended March 31, 2021, as a result of $10.3 million of net distributions and $9.9 million of equity in losses from the Solar Ventures that was recognized for such reporting period. Returns on equity investments in the Solar Ventures are further discussed below.

Lending Activities of the Solar Ventures - General

The Solar Ventures typically lend on a senior secured basis collateralized by solar projects, but may also invest in subordinated loans, mezzanine loans and revolving loans and may finance non-solar renewable technologies such as wind and battery storage or provide equipment financing and other customized debt solutions for borrowers. The Solar Ventures have historically targeted loans that are underwritten to generate internal rates of return (“IRR”) ranging from 10% to 15%, before expenses, with origination fees that range from 1.0% to 3.0% on committed capital and fixed-rate coupons that range from 7.0% to 14.0%. These loans typically range in size from $2 million to over $50 million and may exceed $100 million for utility scale projects.

Since their inception in 2015, the Solar Ventures have invested in more than 210 project-based loans that total $3.6 billion of debt commitments for the development and construction of over 815 renewable energy project sites. When completed, these projects are expected to contribute to the generation of over 9.6 gigawatts of renewable energy, thereby eliminating approximately 274.8 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $182.7 million of commitments across nine loans during the three months ended March 31, 2021, as compared to $287.1 million across 11 loans during the three months ended March 31, 2020.

At March 31, 2021, loans funded through the Solar Ventures had an aggregate UPB of $841.1 million and fair value (“FV”) of $811.8 million, a weighted-average remaining maturity of 15 months and a weighted-average coupon of 12.6%. At March 31, 2021, 59.2% of the total UPB of outstanding loans of the Solar Ventures were associated with a single sponsor and were secured by three renewable energy projects located in the Electric Reliability Council of Texas (“ERCOT”) service area (such projects are hereinafter referred to collectively as the (“ERCOT Projects”) and, given developments through May 10, 2021, such percentage declined to 52.9%. Refer to “Lending Activities of the Solar Ventures – ERCOT Exposures,” for more information about loans made by the Solar Ventures to the ERCOT Projects.

Table 2 provides financial information about the composition of the Solar Ventures’ loan portfolio at March 31, 2021, and December 31, 2020.

Table 2: Composition of the Solar Venture’s Loan Portfolio

	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Late-stage development (1)	$530,934	$375,390
Construction	99,165	114,013
Permanent	179,101	179,830
Other loans associated with renewable energy	31,883	31,921
Total UPB	$841,083	$701,154

(1)	At March 31, 2021, $240.3 million of UPB related to ERCOT Project 3. Although this loan is past its maturity date, the Solar Ventures continued to make incremental advances on the loan during the first quarter of 2021 to fund the project’s construction activities to keep it on schedule to meet its target mechanical completion date in 2021.

At March 31, 2021, the Solar Ventures had $308.1 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. Based upon our 50% interest in these ventures, and various non-pro rata capital contribution agreements, the Company is obligated for up to $82.4 million of such commitments. Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and uninvested capital. Uninvested capital or capital shortfalls may arise due to the difficulty of aligning the timing of loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures is required.

Certain components of the national and some local renewable energy finance markets, such as the ERCOT service area, have been and may further be affected by changing market dynamics, resulting in supply and demand imbalances. These market dynamics may materially and negatively impact the Solar Ventures’ loan portfolio in a variety of ways, including, but not limited to, the availability and pricing of tax equity and the deterioration of underlying project value if the price of electricity falls due to competition or waning demand and a project has merchant exposure to variable market prices. Furthermore, energy generated by renewable energy projects is dependent upon suitable weather conditions and should unfavorable weather conditions be sustained or particularly severe, there may be significant supply and demand imbalances, or power production deficiencies, either of which could cause a significant increase in the price of power and a decrease in the availability of power, which may also cause merchant exposure to variable market prices to the extent power production agreements are not met. This could further impact the availability and pricing of tax equity or permanent take-out financing and result in a deterioration of the underlying project value. The Solar Ventures’ concentration in the ERCOT service area could further impact when invested capital is repaid and re-invested.

The repayment of the Solar Venture loans, or their “take-out,” is dependent upon the refinancing of the loans made by the Solar Ventures or the sale of the underlying renewable energy project to third parties, both of which typically require some combination of tax credit equity, sponsor equity and construction or term debt financing. The Solar Ventures may themselves participate in the take-out of such loans by providing financing, including long-term mezzanine financing or other credit enhancements. Additionally, the Solar Ventures may increase the size of funding commitments or extend the contractual maturity of loan receivables as necessary to preserve the value of loan investments made. Given the macro-economic conditions, uncertainty in the financial markets and our dependence on a functioning renewable energy finance market, we continue to closely monitor loan performance and expected sources of repayment.

At March 31, 2021, the Solar Ventures had four loans on nonaccrual status that had a combined UPB of $497.6 million. All such loans were made to the ERCOT Projects, which are further discussed below. At March 31, 2021, all but one of the ERCOT Projects that was financed by two loans from the Solar Ventures had usual and customary take-out commitments in place as generally required under the Solar Ventures’ development and construction loan agreements.

Lending Activities of the Solar Ventures – ERCOT Exposures

The Solar Ventures have provided financing to three ERCOT Projects:

●	SPL provided a $177.5 million mezzanine level sponsor equity loan to a 344 megawatts of direct current (“MWdc”) renewable energy project in the ERCOT west zone (“ERCOT Project 1”), which began operations in December 2020. This loan, which is senior to the sponsor’s equity but subordinate to tax-equity and back-leveraged permanent debt provided by a third-party, has a stated interest rate of 12.0% and contractual maturity date of December 4, 2024. The Solar Ventures provided certain guarantees of indemnity and project sponsor performance obligations to third parties in connection with the December 2020 recapitalization of this project. This loan is categorized above as a permanent loan in Table 2, “Composition of the Solar Venture’s Loan Portfolio.”
●	The Solar Ventures provided a $50.5 million late-stage development loan in the third quarter of 2019 and mezzanine financing in January 2020 to a 176MWdc renewable energy project located in the ERCOT south zone (“ERCOT Project 2”).
●	The Solar Ventures provided a $66.0 million late-stage development loan in the first quarter of 2019, which was upsized to $181.1 million in October 2020 as the project moved into construction, and mezzanine financing in January 2020 to a 258MWdc renewable energy project located adjacent to ERCOT Project 1 in the ERCOT west zone (“ERCOT Project 3”).

On January 12, 2021, a notice of default was issued by SDL in connection with the development loan that was made to ERCOT Project 3 because the loan was past its maturity date with no take-out commitment in place. In turn, this default caused an event of cross default associated with all mezzanine-based financing that was made to ERCOT Projects 2 and 3. During the first quarter of 2021, $80.1 million of additional advances were made in connection with this loan, above its maximum loan commitment, to continue to fund the project’s construction activities and keep it on schedule to meet its target mechanical completion date in 2021.

During the second and third weeks of February 2021, a severe winter storm occurred in the southern and midwestern states in the U.S., including the ERCOT service area, that impaired the operational capabilities of numerous fossil fuel and renewable energy generating assets in the region. Extreme cold temperatures also caused the demand for electricity to surge to unprecedented levels, driving the market price of power to the maximum price permitted by ERCOT for multiple days. Weather conditions during this timeframe caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at market prices in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. The party which manages ERCOT energy deliveries and payments on behalf of ERCOT Project 1 under its supply agreements thereafter provided notification on March 10, 2021, that the net settlement cost associated with the power delivery shortfall during that period totaled $25.5 million (the “ERCOT Shortfall”). The project pledged $3.0 million of cash; however, given the liquidity constraints of the project and the sponsor member, the project owner was unable to meet the balance of the ERCOT Shortfall. At March 31, 2021, this loan was not borrowing base-eligible for our revolving credit facility.

On February 24, 2021, our economic interest in loans related to the ERCOT Projects, all of which were at that time owned by a single sponsor, became 45.0% and is expected to remain as such, based upon a non-pro rata capital contribution agreement executed with our capital partner.

On March 2, 2021, SDL and SCL executed loan amendments and other agreements in connection with financing provided to ERCOT Project 2 in order to facilitate the take-out of a development loan provided by SDL and a portion of a mezzanine loan provided by SCL that was allocated to ERCOT Project 2. To mitigate risk and reduce exposure to this project, SDL and SCL agreed to waive all interest and fees associated with SDL’s development loan and the allocated portion of SCL’s mezzanine loan. These loans were not borrowing base-eligible for our revolving credit facility.

On April 1, 2021, the sponsor equity loan agreement made to ERCOT Project 1 was amended to increase the maximum loan amount to enable the project to satisfy the balance of the ERCOT Shortfall of $22.5 million and to make a $7.4 million payment to the third-party term debt provider that was required in connection with the final closing of the recapitalization of ERCOT Project 1 upon substantial completion of the project.

On April 23, 2021, ERCOT Project 2 was sold to a third-party and recapitalized, which was completed through both $84.7 million of sponsor equity that was committed by the third-party purchaser of the project and a $105.0 million construction loan that was provided by SCL. At the time of closing, $41.7 million of the sponsor’s committed equity and $37.0 million of SCL’s construction loan were funded, which repaid the prior development loan provided by SDL and the allocated portion of SCL’s mezzanine loan. The construction loan made by SCL has a first position lien on the project, has a stated interest rate of 5.0% and matures on December 31, 2021, with repayment due upon ERCOT Project 2 reaching substantial completion. Upon substantial completion of this project and the fulfillment of tax-equity funding, which is expected by December 31, 2021, we expect SCL’s construction loan will be repaid and SPL will make a $32.6 million permanent loan that will be senior to the sponsor’s equity and subordinate to tax-equity. SPL’s permanent loan will bear interest at 5.0% and will partially amortize over its four-year term. Additionally, SCL’s new construction loan and SPL’s future permanent loan are expected to be borrowing base-eligible for the revolving credit facility. The sale of ERCOT Project 2 and its recapitalization have significantly reduced the Solar Ventures’ exposure to ERCOT Project 2, to the original sponsor of the ERCOT projects and to the ERCOT service area, more broadly.

Table 3 provides a summary at March 31, 2021, of the UPBs and fair values of loans made to the ERCOT Projects.

Table 3: Summary of the UPBs and Fair Values of Loans Made to the ERCOT Projects

	At March 31, 2021		At December 31, 2020
(in thousands)	UPB	Fair Value	UPB	Fair Value
Loans Made to ERCOT Project 1	$177,492	$160,704	$177,474	$178,934
Loans Made to ERCOT Project 2 (1)	70,279	60,601	44,654	43,606
Loans Made to ERCOT Project 3 (2)	249,787	247,010	169,600	170,638
Total	$497,558	$468,315	$391,728	$393,178

(1)	At March 31, 2021, the UPB and fair value of the late-stage development loan made to ERCOT Project 2 were $68.7 million and $60.4 million, respectively. The balance of amounts reported are attributable to mezzanine financing that was provided to ERCOT Project 2.
(2)	At March 31, 2021, the UPB and fair value of the late-stage development loan made to ERCOT Project 3 were $240.3 million and $245.9 million, respectively. The balance of amounts reported are attributable to mezzanine financing that was provided to ERCOT Project 3.

During the first quarter of 2021, the Solar Ventures recognized net fair value losses of $31.9 million related to loans made to the ERCOT Projects (the “MTM Impact”), while $16.0 million of interest income was not recognized by the Solar Ventures related to such loans given their nonaccrual status (the “Nonaccrual Impact”). Table 4 attributes the Company’s share of such items to loans made to each of the ERCOT Projects.

Table 4: The Company’s Share of Net Fair Value Losses and Nonaccrual Interest Income Related to Loans Made to the ERCOT Projects

	For the three months ended
	March 31,
(in thousands, except per share data)	Fair Value Adjustments	Interest Income Not Recognized	Project Total
Loans Made to ERCOT Project 1	$(8,223)	$(2,366)	$(10,589)
Loans Made to ERCOT Project 2	(3,708)	(803)	(4,511)
Loans Made to ERCOT Project 3	(2,219)	(3,846)	(6,065)
Total	$(14,150)	$(7,015)	$(21,165)

Total per share based on common shares outstanding at March 31, 2021	$(2.43)	$(1.20)	$(3.63)

In comparison, in the first quarter of 2020, the MTM Impact was a net fair value loss of $7.0 million and the Company’s share of such amount was $3.1 million. There was no Nonaccrual Impact in the first quarter of 2020.

While the MTM and Nonaccrual Impacts reduced the amount of equity in income of the Solar Ventures recognized by the Company in the first quarter of 2021, only the MTM Impact contributed towards a subsequent decrease to the Company’s common shareholders’ equity (“Book Value”) at December 31, 2020, since such adjustment subsequently reduced the book value of the loan portfolio of the Solar Ventures at December 31, 2020. The Nonaccrual Impact did not have the same effect since it did not result in the subsequent reversal of, or reduction in, the carrying value of assets of the Solar Ventures at December 31, 2020. Instead, the Nonaccrual Impact resulted only in the non-recognition of loan-related interest income in the first quarter of 2021. Refer to “Returns on Renewable Energy Investments” for more information about equity in income of the Solar Ventures recognized by the Company in the first quarter of 2021.

The ERCOT market remains volatile and uncertain primarily stemming from the February 2021 weather event and resulting energy crisis. There is litigation among various participants and potential legislative reform is being considered, all of which remain uncertain. Consequently, while fair value measurements at March 31, 2021, of loans made to ERCOT

Projects reflect management’s best estimate of loan-related returns and value, it is possible that within the next 12 months, additional losses related to outstanding loans made to the ERCOT Projects could be recognized by the Solar Ventures that, based on the Company’s share thereof, could be material to the Company’s financial statements. However, whether we recognize such losses, and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Returns on Renewable Energy Investments

The Company applies the equity method of accounting to its equity investments in the Solar Ventures, which are not consolidated by the Company for reporting purposes. Accordingly, the Company recognizes its allocable share of the Solar Ventures’ net income based on the Company’s weighted-average economic interest during each reporting period.

Table 5 summarizes income recognized by the Company in connection with our renewable energy investments for the periods presented.

Table 5:  Income Recognized from Renewable Energy Investments

	For the three months ended
	March 31,
(in thousands)	2021	2020
Equity in (losses) income from the Solar Ventures	$(9,925)	$4,542
Interest income	—	19
Net losses on loans	—	(9)
Total investment (losses) income	$(9,925)	$4,552

The Company generated an unlevered net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 7.1% and 10.4% for the periods ended March 31, 2021, and March 31, 2020, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing total income from renewable energy investments by the average carrying value of renewable energy investments.

The Company generated a leveraged net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 8.1% and 12.2% for the periods ended March 31, 2021, and March 31, 2020, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing net income from renewable energy investments less the cost of funding associated with the Company’s revolving credit facility (as further described below in “Leveraging our Renewable Energy Investments”) by a net average value that incorporates the carrying value of renewable energy investments, the UPB of our funding from the revolving credit facility and restricted cash associated with our credit facility (where the UPB of attributed funding partially reduces the other two components in such net value).

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s renewable energy investments.

Loan Portfolio Redemptions and Returns at the Solar Ventures

Through March 31, 2021, $2.3 billion of commitments across 164 project-based loans made by the Solar Ventures had been repaid with no loss of principal, resulting in a weighted-average IRR (“WAIRR”) to the Solar Ventures of 19.6% that was on average higher than originally underwritten loan IRRs. During the three months ended March 31, 2021, five loans totaling $46.2 million of commitments were repaid, resulting in a WAIRR of 12.2% to the Solar Ventures. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR at the Solar Ventures has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buy out our former investment partner’s interest in REL; and (iii) the opportunity cost of uninvested capital.

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

Borrowing on the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. The Borrower also has agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the likely event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

The UPB and carrying value of amounts borrowed under the revolving credit facility was $79.1 million and $103.7 million at March 31, 2021, and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company paid down the amounts drawn on the revolving credit facility to remain in compliance with the borrowing base eligibility criteria of the facility due to increased lending on the ERCOT loans, which were ineligible for the facility during such reporting period. The Company recognized $1.3 million of related interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2021, and March 31, 2020.

The liquidity accessed by the Company through the revolving credit facility since its inception has increased the amount of capital invested in the Solar Ventures. Not all of the loans made by the Solar Ventures are eligible for financing under our revolving credit facility.

Deferred Tax Assets

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. DTAs are recognized if we assess that it is more likely than not that tax benefits, including NOLs and other tax attributes, will be realized prior to their expiration.

At March 31, 2021, the reported carrying value of the Company’s net DTA was $62.8 million, which increased $3.7 million during the first quarter of 2021 primarily due to the tax impact associated with the recognition of net loss before taxes during such reporting period. A valuation allowance was also maintained at such reporting date against the portion of our DTAs that correspond to federal and state NOL carryforwards that, based upon our forecast of pretax book income at March 31, 2021, we expect will expire prior to their utilization.

Investments in Bonds

The Company has one tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development located in Spanish Fort, Alabama that is owned by a joint venture (the “SF Venture”) in which we also maintain an equity investment (our bond investment is hereinafter referred to the “Infrastructure Bond”.) The Infrastructure Bond is secured by incremental tax revenues generated from the SF Venture’s development. At March 31, 2021, this Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.4 million and $24.7 million, respectively. During the second quarter of 2020, a financing transaction was executed that involved the sale of this bond investment to a third-party with which the Company contemporaneously-executed a total return swap (“TRS”) agreement that referenced such bond investment. Given the economic interest retained in such bond investment through the TRS agreement, the Company reported the conveyance of such investment as a secured borrowing and, therefore, continued to recognize the Infrastructure Bond on the Company’s Consolidated Balance Sheets.

During the three months ended March 31, 2021, the Company received $2.4 million of interest on its tax-exempt multifamily bond upon the sale of the underlying property and defeasance of the bond. At March 31, 2021, this bond investment had a UPB and fair value of $4.0 million and $4.1 million, respectively. On May 3, 2021, this bond investment was sold to a third-party at 102% of its UPB, or approximately $4.1 million.

Real Estate-Related Investments

At March 31, 2021, we maintained an 80% ownership interest in the SF Venture whose carrying value was $11.4 million. While we did not recognize any impairment charges in connection with this investment during the first quarter of 2021, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate. However, because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

We also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia. At March 31, 2021, the carrying value of this investment was $15.5 million.

At March 31, 2021, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”). SAWHF is a multi-investor fund that matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2022. The Company also owns 7.2 million common shares of a residential real estate investment trust (“REIT”) that is listed on the Main Board of the Johannesburg Stock Exchange. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. The carrying values of the Company’s equity investments in SAWHF and the REIT were $1.5 million and $2.4 million, respectively, at March 31, 2021.

The carrying value of our real estate related investments are not necessarily indicative of the price we would receive upon a sale of those assets which would be affected, possibly materially, by the then current macroeconomic and microeconomic market conditions, including the matters described in Part I, Item 1A. “Risk Factors” of our 2020 Annual Report.

Other Debt Obligations

At March 31, 2021, the Company had other debt obligations that included subordinated debt, notes payable and other debt used to finance certain non-interest bearing investments and asset related debt that was used to finance interest bearing investments. The carrying value and weighted-average yield of the Company’s other debt obligations was $133.8 million and 2.4%, respectively, at March 31, 2021. Refer to Table 11, “Debt,” for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) decreased $9.6 million during the three months ended March 31, 2021, to $280.3 million. This decline was driven by $9.7 million of comprehensive loss partially offset by $0.1 million of other increases in common shareholders’ equity.

Book Value per share decreased $1.69, or 3.4%, during the three months ended March 31, 2021, to $48.12.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) decreased $13.4 million during the three months ended March 31, 2021, to $217.5 million. This change was driven by $11.2 million of “Net loss before income taxes” and $2.3 million of other comprehensive losses, partially offset by $0.1 million of other increases in common shareholders’ equity.

Adjusted Book Value per share decreased $2.32, or 5.8%, during the three months ended March 31, 2021, to $37.34.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Loss

We recognized comprehensive losses of $9.7 million during the three months ended March 31, 2021, which consisted of $8.1 million of net loss and $1.6 million of other comprehensive loss. In comparison, we recognized $3.5 million of comprehensive loss for the three months ended March 31, 2020, which consisted of $3.1 million of net loss and $0.4 million of other comprehensive loss.

The $8.1 million of net loss recognized during the three months ended March 31, 2021, was primarily driven by equity in losses of the Solar Ventures. Refer to “Consolidated Results of Operations,” for more information.

Net loss before income taxes for the three months ended March 31, 2021, was $11.2 million, or $(1.92) per share, as compared to $4.2 million of net loss, or $(0.73) per share, for the three months ended March 31, 2020.

Other comprehensive loss of $1.6 million that we reported for the three months ended March 31, 2021, was primarily attributable to the realization of fair value gains stemming from the defeasance of our tax-exempt multifamily bond investment during such reporting period. The resulting decline in accumulated other comprehensive income (“AOCI”) was partially offset by the impact of an income tax benefit that was recognized during such reporting period in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 6 provides Consolidated Balance Sheets for the periods presented.

Table 6: Consolidated Balance Sheets

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2021	2020	Change
Assets
Cash and cash equivalents	$16,164	$28,644	$(12,480)
Restricted cash	15,222	17,617	(2,395)
Investments in debt securities	28,753	31,038	(2,285)
Investments in partnerships	355,815	376,198	(20,383)
Deferred tax assets, net	62,806	59,083	3,723
Other assets	20,776	20,482	294
Total assets	$499,536	$533,062	$(33,526)

Liabilities
Debt	$212,929	$237,805	$(24,876)
Accounts payable and accrued expenses	5,383	2,845	2,538
Other liabilities	968	2,528	(1,560)
Total liabilities	$219,280	$243,178	$(23,898)

Book Value: Basic and Diluted	$280,256	$289,884	$(9,628)

Less: Deferred tax assets, net	62,806	59,083	3,723
Adjusted Book Value: Basic and Diluted (1)	$217,450	$230,801	$(13,351)

Common shares outstanding: Basic and Diluted	5,824	5,820	4

Book Value per common share: Basic and Diluted	$48.12	$49.81	$(1.69)

Adjusted Book Value per common share: Basic and Diluted (1)	$37.34	$39.66	$(2.32)

(1)	Adjusted Book Value and Adjusted Book Value per common share are financial measures that are determined other than in accordance with GAAP. These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of March 31, 2021, and December 31, 2020. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

Cash and cash equivalents decreased by $12.5 million, primarily due to payments made in the first quarter of 2021 to reduce the UPB of amounts drawn from our revolving credit facility. Refer to the summary of cash flows within the “Liquidity and Capital Resources” section below for more information about operating, investing and financing activities that contributed to the reported change in the amount of cash and cash equivalents.

Restricted cash decreased by $2.4 million, primarily as a result of the partial release of cash collateral that was pledged in connection with outstanding interest rate swaps.

Investments in debt securities decreased by $2.3 million, primarily due to the realization of fair value gains in connection with the defeasance of the Company’s tax-exempt multifamily bond.

Investments in partnerships decreased by $20.4 million, primarily as a result of $10.3 million of net distributions and $9.9 million of equity in losses that were recognized during the first quarter of 2021 in connection with our investments in the Solar Ventures.

Deferred tax assets, net increased $3.7 million, primarily due to the tax impact associated with the recognition of net loss before taxes during the first quarter of 2021.

Other Assets increased marginally, primarily due to the accrual of interest on bonds and recognition of net fair value gains related to derivative instruments.

Debt decreased by $24.9 million, primarily as a result of $24.6 million of cash payments made in the first quarter of 2021 to reduce the UPB of amounts drawn from our revolving credit facility.

Accounts payable and accrued expenses increased by $2.5 million, primarily due to management fees and expense reimbursements payable to our External Manager.

Other liabilities decreased $1.6 million, primarily as a result of net fair value gains that were recognized in the first quarter of 2021 related to interest rate derivatives.

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

Net Loss

Table 7 summarizes net loss for the periods presented.

Table 7: Net Loss

	For the three months ended
	March 31,
(in thousands)	2021	2020	Change
Net interest income	$2,701	$559	$2,142
Non-interest income
Equity in (losses) income from unconsolidated funds and ventures	(9,680)	4,148	(13,828)
Net gains (losses)	1,557	(1,720)	3,277
Other income	3	1	2
Other expenses
Other interest expense	(1,989)	(2,269)	280
Operating expenses	(3,754)	(4,968)	1,214
Net loss before income taxes	(11,162)	(4,249)	(6,913)
Income tax benefit	3,079	1,191	1,888
Net loss	$(8,083)	$(3,058)	$(5,025)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the three months ended March 31, 2021, increased compared to that reported for the three months ended March 31, 2020, primarily due to recognition of $2.4 million of interest income on the Company’s tax-exempt multifamily bond in connection with the defeasance of such bond in the first quarter of 2021.

Equity in (Losses) Income from Unconsolidated Funds and Ventures

Equity in (losses) income from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 8 summarizes equity in (losses) income from unconsolidated funds and ventures for the periods presented.

Table 8: Equity in (Losses) Income from Unconsolidated Funds and Ventures

	For the three months ended
	March 31,
(in thousands)	2021	2020	Change
Solar Ventures	$(9,925)	$4,542	$(14,467)
U.S. real estate partnerships	193	(586)	779
SAWHF	52	192	(140)
Equity in (losses) income from unconsolidated funds and ventures	$(9,680)	$4,148	$(13,828)

Equity in income of the Solar Ventures for the three months ended March 31, 2021, decreased compared to that reported for the three months ended March 31, 2020, primarily due to (i) net fair value losses recognized by the Solar Ventures in the first quarter of 2021 related to four loans made to the ERCOT Projects (the Company’s share of such net fair value losses was $14.2 million) and (ii) a decrease in the amount of interest income recognized by the Solar Ventures in the first quarter of 2021 given the nonaccrual treatment of the aforementioned loans made to the ERCOT Projects (the Company’s share of interest income not recognized during such reporting period related to such loans was $7.0 million).

Equity in income from U.S. real estate partnerships for the three months ended March 31, 2021, increased compared to that reported for the three months ended March 31, 2020, primarily as a result of net income attributable to the Company from the SF Venture stemming in large part from an increase in the net assets of the venture.

Net Gains (Losses)

Net gains (losses) may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, other assets, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

The Company recognized net gains for the three months ended March 31, 2021, compared to net losses reported for the three months ended March 31, 2020, primarily due to changes in interest and foreign exchange rates referenced in the Company’s derivative instruments, which drove the recognition of $1.7 million of net fair value gains during the first quarter of 2021 as compared to $1.7 million of net fair value losses in the first quarter of 2020.

Other Interest Expense

Other interest expense for the three months ended March 31, 2021, decreased compared to that reported for the three months ended March 31, 2020, primarily due to a reduction in the cost of funding associated with subordinated debt that was driven by a decrease in three-month LIBOR.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 9 summarizes operating expenses for the periods presented.

Table 9: Operating Expenses

	For the three months ended
	March 31,
(in thousands)	2021	2020	Change
External management fees and reimbursable expenses	$(2,301)	$(2,760)	$459
General and administrative	(401)	(359)	(42)
Professional fees	(1,001)	(709)	(292)
Other expenses	(51)	(1,140)	1,089
Total operating expenses	$(3,754)	$(4,968)	$1,214

Operating expenses for the three months ended March 31, 2021, decreased compared to those reported for the three months ended March 31, 2020, primarily due to (i) a $1.1 million reduction in the amount of losses recognized in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars as the South African rand strengthened against the U.S. dollar during the first quarter of 2021 whereas the rand significantly weakened against the U.S. dollar during the first quarter of 2020 and (ii) a $0.5 million decrease in the amount of compensation-related expense reimbursements that were payable to the External Manager. These decreases were partially offset by a $0.3 million increase in legal fees associated primarily with business strategy and related matters.

Income Tax Benefit

Income tax benefit recognized during the three months ended March 31, 2021, increased compared to that reported for the three months ended March 31, 2020, primarily due an increase in net losses recognized from continuing operations.

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

Summary of Cash Flows

Table 10 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented. At March 31, 2021, and March 31, 2020, $15.2 million and $7.0 million, respectively, of amounts presented below represented restricted cash.

Table 10: Net Increase in Cash, Cash Equivalents and Restricted Cash

For the three months ended
(in thousands)	March 31, 2021
Cash, cash equivalents and restricted cash at beginning of period	$46,261
Net cash provided by (used in):
Operating activities	9,736
Investing activities	308
Financing activities	(24,919)
Net decrease in cash, cash equivalents and restricted cash	(14,875)
Cash, cash equivalents and restricted cash at end of period	$31,386

For the three months ended
(in thousands)	March 31, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	3,414
Investing activities	(8,817)
Financing activities	22,771
Net increase in cash, cash equivalents and restricted cash	17,368
Cash, cash equivalents and restricted cash at end of period	$30,173

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the three months ended March 31, 2021, increased $6.3 million compared to such net cash flows during the three months ended March 31, 2020. This net increase was primarily driven by: (i) a $3.7 million increase in distributions received from the Company’s investments in the Solar Ventures; (ii) a $1.6 million increase in interest payments received that was primarily attributable to the Company’s tax-exempt multifamily bond; and (iii) a $1.2 million timing-related decrease in payments made to our External Manager during the first quarter of 2021 for incurred management fees and reimbursable expenses that was attributable to when the Company’s 2020 Form 10-K was filed (which dictates when the External Manager is required to be compensated under the external management agreement).

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows provided by investing activities during the three months ended March 31, 2021, increased $9.1 million compared to such net cash flows used in investing activities during the three months ended March 31, 2020. This net increase was primarily driven by (i) a $57.5 million decrease in net cash contributed to our Solar Ventures and (ii) a $5.9 million decrease in cash used for land improvements to our direct real estate investment. These net decreases in cash used were largely offset by a $53.6 million reduction in net principal payments that was largely driven by the repayment of the UPB of the Company’s loan receivable from Hunt on January 3, 2020.

Financing Activities

Net cash flows used in financing activities during the three months ended March 31, 2021, increased $47.7 million compared to such net cash flows provided by financing activities during the three months ended March 31, 2020. The increase in the amount of cash used in financing activities was primarily attributable to $24.6 million of payments made during the first quarter of 2021 to reduce the UPB of amounts drawn from our revolving credit facility whereas, during the first quarter of 2020, the Company received $25.5 million of net advances from such credit facility.

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

Table 11 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2021, and December 31, 2020.

Table 11: Debt

	At		At
	March 31, 2021		December 31, 2020
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$92,655	1.5%	$93,212	1.5%
Revolving credit facility debt obligations	79,150	6.1	103,700	5.6
Notes payable and other debt	17,950	7.2	17,739	7.2
Asset related debt	23,174	2.5	23,154	2.5
Total debt	$212,929	3.8%	$237,805	3.8%
(1)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At March 31, 2021, and December 31, 2020, the Company had subordinated debt obligations that had a total UPB of $85.9 million and $86.3 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At March 31, 2021, the weighted-average interest pay rate on the outstanding debt was 2.2%.

Revolving Credit Facility Debt Obligations

At March 31, 2021, and December 31, 2020, MEH, a wholly owned subsidiary of the Company, had borrowed $79.1 million and $103.7 million, respectively, from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at March 31, 2021, was 4.25%.

Notes Payable and Other Debt

At March 31, 2021, and December 31, 2020, the Company had notes payable and other debt with a UPB of $18.1 million and $17.9 million, respectively.

At March 31, 2021, and December 31, 2020, $4.1 million and $4.0 million, respectively, of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, has a maturity date of January 18, 2022, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At March 31, 2021, the interest rate on this debt was 8.8%.

At March 31, 2021, and December 31, 2020, $4.3 million, of the notes payable and other debt relates to debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”). This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

At March 31, 2021, and December 31, 2020, $9.5 million and $9.4 million, respectively, of our debt relates to financing that was obtained to finance the development of our direct investment in real estate. This debt obligation is secured by our direct investment in real estate and is guaranteed by the Company. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three-year extension term.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

At March 31, 2021, and December 31, 2020, the carrying value of $23.2 million of asset related debt was recognized in connection with the conveyance of our Infrastructure Bond in the second quarter of 2020 to our counterparty for a total return swap (“TRS”) that was executed in connection with such conveyance. Such conveyance was reported as a secured borrowing and, therefore, proceeds received from the Company’s counterparty were reported as a debt obligation. The TRS agreement has a maturity date of June 6, 2022, and requires the Company to pay interest based upon the Securities Industry and Financial Markets Association index rate, subject to a 0.5% floor, plus a spread of 2.0%, which at March 31, 2021, was 2.5%. These payment terms are used to accrue interest related to the secured borrowing that was recognized upon conveyance of the Company’s bond investment. Additionally, under the terms of the TRS agreement, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Covenant Compliance

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies, including a slander of title lawsuit. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At March 31, 2021, the UPB of this note payable was $9.6 million. Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information. At March 31, 2021, the Company was in compliance with all other covenants under its debt arrangements. At December 31, 2020, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At March 31, 2021, and December 31, 2020, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At March 31, 2021, and December 31, 2020, the Company had no unfunded loan commitments. Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments,” for more information about these instruments.

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

At March 31, 2021, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board. See Part I, Item 1A. “Risk Factors” in our 2020 Annual Report for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These policies govern:

●	Income taxes;
●	fair value measurement of financial instruments; and
●	consolidation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2020 Annual Report for a discussion of these critical accounting policies and estimates.

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

Table 12 provides reconciliations of the non-GAAP financial measures that are included in this Report to the most directly comparable GAAP financial measures.

Table 12:  Non-GAAP Reconciliations

	At	At
	March 31,	December 31,
(in thousands, except per share data)	2021	2020
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$280,256	$289,884
Less: DTAs, net	62,806	59,083
Adjusted Book Value	$217,450	$230,801

Common shares outstanding	5,824	5,820

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$48.12	$49.81
Less: DTAs, net per common share	10.78	10.15
Adjusted Book Value per common share	$37.34	$39.66

Item 1. Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$16,164	$28,644
Restricted cash	15,222	17,617
Investments in debt securities (includes $24,673 and $24,741 pledged as collateral at March 31, 2021, and December 31, 2020, respectively)	28,753	31,038
Investments in partnerships (includes $344,414 and $364,990 pledged as collateral at March 31, 2021, and December 31, 2020, respectively)	355,815	376,198
Deferred tax assets, net	62,806	59,083
Other assets (includes $17,906 and $17,973 pledged as collateral at March 31, 2021, and December 31, 2020, respectively)	20,776	20,482
Total assets	$499,536	$533,062

LIABILITIES AND EQUITY
Debt	$212,929	$237,805
Accounts payable and accrued expenses	5,383	2,845
Other liabilities	968	2,528
Total liabilities	219,280	243,178

Commitments and contingencies (see Note 9)	—	—

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021, and December 31, 2020	—	—
Common shares, no par value, 50,000,000 shares are authorized (5,743,570 and 5,708,920 shares issued and outstanding and 80,422 and 111,032 non-employee directors' deferred shares issued at March 31, 2021, and December 31, 2020, respectively)	274,239	282,227
Accumulated other comprehensive income ("AOCI")	6,017	7,657
Total shareholders’ equity	280,256	289,884
Total liabilities and equity	$499,536	$533,062

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2021	2020
Interest income
Interest on bonds	$2,851	$468
Interest on loans and short-term investments	13	91
Total interest income	2,864	559
Asset related interest expense
Bond related debt	163	—
Total interest expense	163	—
Net interest income	2,701	559

Non-interest income
Equity in (losses) income from unconsolidated funds and ventures	(9,680)	4,148
Net gains (losses) on derivatives	1,615	(1,711)
Net losses on other assets	(58)	—
Net losses on loan	—	(9)
Other income	3	1
Non-interest (loss) income	(8,120)	2,429

Other expenses
Interest expense	1,989	2,269
External management fees and reimbursable expenses	2,301	2,760
General and administrative	401	359
Professional fees	1,001	709
Other expenses	51	1,140
Total other expenses	5,743	7,237

Net loss before income taxes	(11,162)	(4,249)
Income tax benefit	3,079	1,191
Net loss	$(8,083)	$(3,058)

Basic and diluted loss per common share:
Loss per common share	$(1.39)	$(0.53)

Weighted-average common shares outstanding:
Basic and Diluted	5,820	5,804

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2021	2020
Net loss	$(8,083)	$(3,058)

Other comprehensive loss
Bond related changes:
Net unrealized losses (1)	$(2,330)	$(1,763)
Income tax benefit	640	484
Net change in other comprehensive loss due to bonds, net of taxes	(1,690)	(1,279)
Foreign currency translation adjustment	50	826
Other comprehensive loss	$(1,640)	$(453)

Comprehensive loss	$(9,723)	$(3,511)
(1)	During the three months ended March 2021, net unrealized losses include $2.4 million of net fair value gains that were realized in connection with the defeasance of the Company’s tax-exempt multifamily bond investment during such reporting period.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the three months ended March 31, 2021
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2021	5,820	$282,227	$7,657	$289,884
Net loss	—	(8,083)	—	(8,083)
Other comprehensive loss	—	—	(1,640)	(1,640)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	95	—	95
Balance, March 31, 2021	5,824	$274,239	$6,017	$280,256

	For the three months ended March 31, 2020
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2020	5,805	$273,492	$7,633	$281,125
Net loss	—	(3,058)	—	(3,058)
Other comprehensive loss	—	—	(453)	(453)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	96	—	96
Common share repurchases	(1)	(41)	—	(41)
Balance, March 31, 2020	5,807	$270,489	$7,180	$277,669

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,083)	$(3,058)
Adjustments to reconcile net income to net cash provided by operating activities:
Net equity in losses (income) from investments in partnerships	9,680	(4,148)
Net (gains) losses on derivatives	(1,736)	1,736
Net losses on other assets and loans	58	9
Current and deferred federal income tax benefit	(3,060)	(1,183)
Distributions received from investments in partnerships	10,311	6,564
Depreciation and amortization	180	122
Foreign currency losses	52	1,140
Stock-based compensation expense	95	96
Other, net	2,239	2,136
Net cash provided by operating activities	9,736	3,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes zero and $53,600 from a related party)	—	53,600
Advances on and originations of loans held for investment	—	(702)
Investments in partnerships and real estate	(42,391)	(88,939)
Capital distributions received from investments in partnerships	42,699	27,224
Net cash provided by (used in) investing activities	308	(8,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	230	79,500
Repayment of borrowings	(25,031)	(56,236)
Debt issuance costs	(118)	(452)
Repurchase of common shares	—	(41)
Net cash (used in) provided by financing activities	(24,919)	22,771
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,875)	17,368
Cash, cash equivalents and restricted cash at beginning of period	46,261	12,805
Cash, cash equivalents and restricted cash at end of period	$31,386	$30,173

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,931	$2,118
Income taxes paid	—	—

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive loss	(1,640)	(453)

	At	At
	March 31,	December 31,
	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$16,164	$28,644
Restricted cash	15,222	17,617
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$31,386	$46,261

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at March 31, 2021, and December 31, 2020.

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

Accounting Guidance

Adoption of Accounting Standards

Accounting for Financial Instruments – Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance eliminates certain disclosure requirements for fair value measurements, requires public entities to disclose certain new information and modifies some disclosure requirements. We adopted this guidance on its effective date of January 1, 2020. The adoption of this guidance did not impact the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows as of the adoption date.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): An Amendment of the FASB Accounting Standards Codification.” This guidance is an update to ASU 2020-04, which clarifies the scope of the optional relief for reference rate reform provided by ASC Topic 848. The ASU permits entities to apply certain of the optional practical expedients and exceptions in ASC 848 to the accounting for derivative contracts and hedging activities that may be affected by changes in interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest (the “discounting transition”). These optional practical expedients and exceptions may be applied to derivative instruments impacted by the discounting transition even if such instruments do not reference a rate that is expected to be discounted. This guidance is effective upon issuance on January 7, 2021 and an entity may elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The adoption of this guidance did not have a material impact on the Company’s Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity or Consolidated Statements of Cash Flows.

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

Note 2—Investments in Debt Securities

At March 31, 2021, and December 31, 2020, the Company’s investments in debt securities consist of one multifamily tax-exempt mortgage revenue bond and one tax-exempt infrastructure bond. These investments are classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is a mortgage on the underlying property. However, during the three months ended March 31, 2021, the underlying property for this multifamily tax-exempt mortgage revenue bond was sold and the cash proceeds were deposited into an escrow account by the issuer in connection with this bond investment’s defeasance. This bond is non-amortizing and its unpaid principal balance, which was $4.0 million at March 31, 2021, is due in full on December 1, 2021, in accordance with the governing defeasance agreement.

The Company’s infrastructure bond financed the development of infrastructure for a mixed-use town center development in Spanish Fort, Alabama and is secured by incremental tax revenues generated from the development and its landowners (this investment is hereinafter referred to as our “Infrastructure Bond”). At March 31, 2021, the Company’s Infrastructure Bond amortizes on a scheduled basis and has a stated maturity date of December 2048.

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	March 31, 2021
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,440	$20,578	$4,095	$24,673	93%
Multifamily tax-exempt bond	4,000	—	4,080	4,080	102%
Total	$30,440	$20,578	$8,175	$28,753	94%

	At
	December 31, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,440	$20,532	$4,209	$24,741	94%
Multifamily tax-exempt bond	4,000	—	6,297	6,297	157%
Total	$30,440	$20,532	$10,506	$31,038	102%

(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary-impairment (“OTTI”) recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 7, “Fair Value,” which describes factors that contributed to the $2.3 million decrease in the reported fair value of the Company’s investments in debt securities for the three months ended March 31, 2021.

Nonaccrual Bonds

At March 31, 2021, and December 31, 2020, the Company had no bonds that were on nonaccrual status.

Bond Sales and Redemptions

There were no sales or redemption in full of investments in bonds during the three months ended March 31, 2021, and March 31, 2020.

On May 3, 2021, the Company sold its multifamily tax-exempt bond to a third-party for 102% of its UPB, or approximately $4.1 million.

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Investment in Solar Ventures	$342,921	$363,157
Investments in U.S. real estate partnerships	11,401	11,208
Investment in South Africa Workforce Housing Fund ("SAWHF")	1,493	1,833
Total investments in partnerships	$355,815	$376,198

Investments Related to the Solar Ventures

At March 31, 2021, we were a 50% investor member in the joint ventures through which we invest in renewable energy projects though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to a non-pro rata funding agreement between the Company and our capital partner. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At March 31, 2021, the Company held a minority economic interest of 34.8%, 45.0% and 34.9% in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”), respectively, which represented a weighted-average economic interest of 37.1% in such ventures. These three joint ventures together, are hereinafter collectively referred to as the “Solar Ventures.” At December 31, 2020, the Company held 45.2%, 45.0% and 42.3% economic interests in SCL, SPL and SDL, respectively. The Company is the sole member in Renewable Energy Lending, LLC (“REL”).

At March 31, 2021, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $58.2 million, $89.4 million and $195.3 million, respectively. None of these investees were assessed to constitute a Variable Interest Entity (“VIE”) and the Company accounts for all of these investments using the equity method of accounting. At March 31, 2021, these joint ventures had $308.1 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At March 31, 2021, based upon our 50% interest in these ventures and various non-pro rata capital contribution agreements, the Company is obligated to $82.4 million of such commitments. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and uninvested capital. Uninvested capital or capital shortfalls may arise due to the difficulty of aligning the timing of loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures is required.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. The amortization expense related to the Company’s basis difference was $0.2 million for the three months ended March 31, 2021, and March 31, 2020. At March 31, 2021, and December 31, 2020, the unamortized balance of the Company’s basis difference was $2.0 million and $2.2 million, respectively.

During the period from March 31, 2021 through May 10, 2021, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed $34.0 million of $44.0 million in SCL capital calls, while the Company contributed the balance of these capital calls, or $10.0 million. Additionally, the Company contributed the full $2.1 million in SDL capital calls. Furthermore, our capital partner received distributions of $38.0 million and $2.6 million from SDL and SPL, respectively, while the Company received distributions of $10.0 million and $2.1 million from SDL and SPL, respectively. As a consequence of these non-pro rata capital contributions and distributions, at May 10, 2021, our economic interest in SCL decreased to 32.2%, while our economic interest in SDL increased to 36.5%. There was no change in our economic interest in SPL. This resulted in a weighted-average investment of 37.4% at May 10, 2021.

In December 2020, a renewable energy project in the Electric Reliability Council of Texas (“ERCOT”) service area that began operational activities that month was recapitalized with a combination of third-party capital and a $177.5 million mezzanine level sponsor equity loan provided by SPL (“ERCOT Project 1”). The Solar Ventures provided certain guarantees of indemnity and project sponsor performance obligations to third parties in connection with the recapitalization of this project. The sponsor equity loan made by SPL, which had a UPB and fair value of $177.5 million and $160.7 million, respectively, at March 31, 2021, has a stated interest rate of 12.0% and contractual maturity date of December 4, 2024. Additionally, at March 31, 2021, this loan, which was on nonaccrual status and was not borrowing base-eligible for the revolving credit facility, represented 21.1% of total UPB of the Solar Ventures’ loan portfolio.

On January 12, 2021, a notice of default was issued by SDL in connection with a development loan made to a project in the ERCOT west zone (“ERCOT Project 3”) because the loan was past its maturity date with no take-out commitment in place. In turn, this default caused an event of cross default associated with all mezzanine-based financing that was made to ERCOT Projects 2 and 3. During the first quarter of 2021, $80.1 million of additional advances were made in connection with ERCOT Project 3 to continue to fund the project’s construction activities and keep it on schedule to meet its target mechanical completion date in 2021. At March 31, 2021, this development loan was on nonaccrual status and had a UPB of $240.3 million, which represented 28.6% of the total UPB of loans made by the Solar Ventures, and a fair value of $245.9 million. A fair value loss of $3.7 million was recognized by SDL during the first quarter of 2021 related to this loan.

During the second and third weeks of February 2021, a severe winter storm occurred in the southern and midwestern states in the U.S., including the ERCOT service area, that impaired the operational capabilities of numerous fossil fuel and renewable energy generating assets in the region. Extreme cold temperatures also caused the demand for electricity to surge to unprecedented levels, driving the market price of power to the maximum price permitted by ERCOT for multiple days. Weather conditions during this timeframe caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at market prices in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. The party which manages ERCOT energy deliveries and payments on behalf of ERCOT Project 1 under its supply agreements thereafter provided notification on March 10, 2021, that the net settlement cost associated with the power delivery shortfall during that period totaled $25.5 million (the “ERCOT Shortfall”). The project pledged $3.0 million of cash; however, given the liquidity constraints of the project and the sponsor member, the project owner was unable to meet the balance of the ERCOT Shortfall.

On February 24, 2021, our economic interest in loans related to the projects in the ERCOT service area (such projects are hereinafter referred to collectively as the (“ERCOT Projects”), all of which were at that time owned by a single sponsor, became 45.0% and is expected to remain as such, based upon a non-pro rata capital contribution agreement executed with our capital partner.

On March 2, 2021, SDL and SCL executed loan amendments and other agreements in connection with financing provided to one of the projects in the ERCOT service area (“ERCOT Project 2”), in order to facilitate the take-out of a development loan provided by SDL and a portion of a mezzanine loan provided by SCL that was allocated to ERCOT Project 2. To mitigate risk and reduce exposure to this project, SDL and SCL agreed to waive all interest and fees associated with SDL’s development loan and the allocated portion of SCL’s mezzanine loan. These loans were not borrowing base-eligible for our revolving credit facility. At March 31, 2021, these loans had a combined UPB of $70.3 million, which represented 8.4% of total UPB of the Solar Ventures’ loan portfolio at such reporting date, were not borrowing base-eligible for the revolving credit facility and were on nonaccrual status. In the first quarter of 2021, fair value losses of $8.3 million and $0.2 million were recognized by SDL and SCL, respectively, related to their respective loans made to ERCOT Project 2.

On April 1, 2021, the sponsor equity loan agreement was amended to increase the maximum loan amount to enable the project to satisfy the balance of the ERCOT Shortfall of $22.5 million and to make a $7.4 million payment to the third-party term debt provider that was required in connection with the final closing of the recapitalization of ERCOT Project 1 upon substantial completion of the project. Based on this loan’s expected future returns and the appraised value of ERCOT Project 1, a fair value loss of $18.2 million was recognized by SPL during the first quarter of 2021.

On April 23, 2021, ERCOT Project 2 was sold to a third-party and recapitalized, which was completed through both $84.7 million of sponsor equity that was committed by the third-party purchaser of the project and a $105.0 million construction loan that was provided by SCL. At the time of closing, $41.7 million of the sponsor’s committed equity and $37.0 million of SCL’s construction loan were funded, which repaid the prior development loan provided by SDL and the allocated portion of SCL’s mezzanine loan. The construction loan made by SCL has a first position lien on the project, has a stated interest rate of 5.0% and matures on December 31, 2021, with repayment due upon ERCOT Project 2 reaching substantial completion. Upon substantial completion of this project and the fulfillment of tax-equity funding, which is expected by December 31, 2021, we expect SCL’s construction loan will be repaid and SPL will make a $32.6 million permanent loan that will be senior to the sponsor’s equity and subordinate to tax-equity. SPL’s permanent loan will bear interest at 5.0% and will partially amortize over its four-year term. Additionally, SCL’s new construction loan and SPL’s future permanent loan are expected to be borrowing base-eligible for the revolving credit facility. The sale of ERCOT Project 2 and its recapitalization have significantly reduced the Solar Ventures’ exposure to ERCOT Project 2, to the original sponsor of the ERCOT projects and to the ERCOT service area, more broadly.

During the first quarter of 2021, the Solar Ventures recognized net fair value losses of $31.9 million related to loans made to the ERCOT Projects while $16.0 million of interest income was not recognized by the Solar Ventures related to such loans given their nonaccrual status. The ERCOT market remains volatile and uncertain primarily stemming from the February 2021 weather event and resulting energy crisis. There is litigation among various participants and potential legislative reform is being considered, all of which remain uncertain. Consequently, while fair value measurements at March 31, 2021, of loans made to ERCOT Projects reflect management’s best estimate of loan-related returns and value, it is possible that within the next 12 months, additional losses related to outstanding loans made to the ERCOT Projects could be recognized by the Solar Ventures that, based on the Company’s share thereof, could be material to the Company’s financial statements. However, whether we recognize such losses, and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	March 31,	December 31,
	2021	2020
(in thousands)
Total assets (1)	$922,703	$831,077
Other liabilities (2)	3,388	4,059

(1)Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net (loss) income of all renewable energy related investees in which the Company had an equity method investment:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Gross revenue	$13,493	$21,821
Operating expenses	1,944	2,021
Net (loss) income and net (loss) income attributable to the entities	(20,317)	10,825

Investments in U.S. Real Estate Partnerships

At March 31, 2021, the $11.4 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). Based upon the venture’s operating agreement, the Company has the right to a preferred return on its unreturned capital contributions with the exception of such contributions that have been contributed for the payment of undeveloped land license fees, which have a lower priority of repayment; as well as the right to share in excess cash flows of the real estate venture. As of March 31, 2021, the Company held a 78.2% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	March 31,	December 31,
	2021	2020
(in thousands)
Total assets	$47,269	$47,632
Debt	6,614	6,644
Other liabilities	9,794	9,612

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Gross revenue	$522	$642
Operating expenses	524	715
Net loss and net loss attributable to the entity	(515)	(755)

Investment in SAWHF

SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting. At March 31, 2021, the carrying value of the Company’s 11.85% equity investment in SAWHF was $1.5 million.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	March 31,	December 31,
	2021	2020
(in thousands)
Total assets	$13,016	$15,861
Other liabilities	179	150

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Gross revenue	$9	$1,112
Operating expenses	117	491
Net income and net income attributable to the entity	340	76

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Other assets:
Real estate owned	$15,530	$15,510
Debt issue costs	1,710	2,004
Equity investments	2,376	2,463
Derivative assets	373	61
Accrued interest receivable	577	139
Other assets	210	305
Total other assets	$20,776	$20,482

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Land improvements	$12,911	$12,891
Land	2,619	2,619
Total	$15,530	$15,510

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. Since the Company’s REO has not been placed in service, no depreciation expense was recognized in connection with this land investment for the three months ended March 31, 2021, and March 31, 2020, nor were any impairment losses recognized by the Company during these periods in connection with our REO.

Debt Issuance Costs

The Company incurred, but deferred in the Consolidated Balance Sheets, $3.4 million of debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility as an adjustment of interest expense that is recognized in connection with the UPB of amounts drawn from such credit facility. During the three months ended March 31, 2021, and March 31, 2020, the Company recognized $0.3 million and $0.2 million of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At March 31, 2021, and December 31, 2020, the unamortized balance of debt issuance costs was $1.7 million and $2.0 million, respectively. See Note 5, “Debt,” for more information.

Equity Investments

On May 22, 2020, the Company received a $2.9 million pro rata distribution from SAWHF of 7.2 million shares of a residential real estate investment trust (“REIT”) that are listed on the Main Board of the Johannesburg Stock Exchange (“JSE”). These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. These shares are pledged as collateral to the SAWHF debt included within notes payable and other debt. During the three months ended March 31, 2021, the Company recognized $0.1 million in “Net loss on other assets” within the Company’s Consolidated Statements of Operations. At March 31, 2021, the carrying value of these shares was $2.4 million. See Note 5, “Debt,” Note 7, “Fair Value,” and Note 8, “Guarantees and Collateral” for more information.

Derivative Assets

At March 31, 2021, and December 31, 2020, the Company recognized $0.4 million and $0.1 million, respectively, of derivative assets. See Note 6, “Derivative Instruments,” for more information.

Loans Held For Investment

On January 3, 2020, the UPB of $53.6 million of the Hunt Note was repaid and on December 30, 2020, the UPB of $1.3 million of the Company’s renewable energy-related loan was repaid. The Company had no unfunded loan commitments at March 31, 2021, and December 31, 2020.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at March 31, 2021, and December 31, 2020:

	At		At
	March 31, 2021		December 31, 2020
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)	Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	$2,207	1.5%	$2,217	1.5%
Due after one year	90,448	1.5	90,995	1.5
Revolving credit facility debt obligations
Due within one year	—	—	—	—
Due after one year	79,150	6.1	103,700	5.6
Notes payable and other debt (2)
Due within one year	4,342	13.6	4,206	13.7
Due after one year	13,608	5.2	13,533	5.2

Total other debt	189,755	4.0	214,651	4.0

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	242	2.5	242	2.5
Due after one year	22,932	2.5	22,912	2.5

Total asset related debt	23,174	2.5	23,154	2.5

Total debt	$212,929	3.8%	$237,805	3.8%

(1)	The subordinated debt balances include net cost basis adjustments of $6.8 million and $6.9 million at March 31, 2021, and December 31, 2020, respectively, that pertain to premiums and debt issuance costs.
(2)	Included in Other Debt – notes payable and other debt were unamortized debt issuance costs of $0.2 million at March 31, 2021, and December 31, 2020.
(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs of $0.1 million at March 31, 2021, and December 31, 2020.
(4)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate is reset.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at March 31, 2021:

Asset Related Debt
(in thousands)	and Other Debt
2021	$1,752
2022	108,206
2023	11,450
2024	1,813
2025	3,131
Thereafter	80,066
Net premium and debt issue costs	6,511
Total debt	$212,929

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies, including a slander of title lawsuit. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At March 31, 2021, the UPB of this note payable was $9.6 million. Refer to Note 9, “Commitments and Contingencies,” for more information. At March 31, 2021, the Company was in compliance with all other covenants under its debt arrangements.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at March 31, 2021:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,356	$2,074	$27,430	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	23,056	1,883	24,939	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,290	1,005	14,295	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,164	1,827	25,991	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$85,866	$6,789	$92,655
(1)	The subordinated principal amortizes 2.0% per annum.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At March 31, 2021, the LIBOR base rate plus the fixed spread was 4.25%. At March 31, 2021, the weighted-average effective interest rate of the Company’s obligation was 6.1%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the likely event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At March 31, 2021, the UPB and carrying value of amounts borrowed from the revolving credit facility was $79.1 million. During the three months ended March 31, 2021, the Company paid down the amounts drawn on the revolving credit facility to remain in compliance with the borrowing base eligibility criteria of the facility due to increased lending on the ERCOT loans, which were ineligible for the facility during such reporting period. The Company recognized $1.3 million of related interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2021, and March 31, 2020.

Notes Payable and Other Debt

At March 31, 2021, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $4.2 million and $4.1 million, respectively. This debt, which is denominated in South African rand, has a maturity date of January 18, 2022, and requires the Company to pay its counterparty a rate equal to the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At March 31, 2021, the JIBAR base rate was 3.6% and this debt obligation’s weighted-average effective interest rate, which is recalculated over the life of the debt instrument when JIBAR resets and incorporates the impact of the unamortized balance of debt issuance costs into its derivation, was 14.1%.

At March 31, 2021, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”) was $4.3 million. This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026, and then amortizes in three equal installments until its maturity date of January 1, 2027.

At March 31, 2021, and December 31, 2020, $9.5 million and $9.4 million, respectively, of notes payable and other debt obligations relates to financing that was obtained to finance the development of our direct investment in real estate. This debt obligation is secured by our REO and is guaranteed by the Company. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024, and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three-year extension term. At March 31, 2021, the UPB of this debt obligation was $9.6 million.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

At March 31, 2021, and December 31, 2020, the carrying value of $23.2 million of asset related debt was recognized in connection with the conveyance of our Infrastructure Bond in the second quarter of 2020 to our counterparty for a total return swap (“TRS”) agreement that was executed in conjunction with such conveyance. The conveyance of the Company’s interest in such bond was treated for reporting purposes as a secured borrowing while the TRS agreement that was executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instrument caused the conveyance of the Company’s interest in this bond not to qualify as a sale for reporting purposes.

At March 31, 2021, under the terms of this TRS agreement, which has a maturity date of June 6, 2022, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bond (UPB of $26.4 million with a pay rate of 6.3% at March 31, 2021). The Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association (“SIFMA”) index rate, subject to a 0.5% floor, plus a spread of 2.0% (notional amount of $23.3 million with a pay rate of 2.5% at March 31, 2021). Additionally, under the terms of the TRS agreement, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the conveyed Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Letters of Credit

The Company had no letters of credit outstanding at March 31, 2021, and December 31, 2020.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	March 31, 2021		December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Basis swaps	$—	$5	$—	$542
Interest rate caps	373	—	61	—
Interest rate swaps	—	833	—	1,665
Foreign currency forward exchange	—	82	—	86
Gain share arrangement (1)	—	43	—	96
Total carrying value of derivative instruments	$373	$963	$61	$2,389

(1)	Refer to Note 5, “Debt” for more information.

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	March 31,	December 31,
(in thousands)	2021	2020
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	4,442	4,494
Total notional amount of derivative instruments	$109,442	$109,494

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Basis swaps (1)	$519	$(1,079)
Interest rate caps	312	(136)
Interest rate swaps (2)	729	(1,578)
Foreign currency forward exchange	2	1,082
Gain share arrangement	53	—
Total net gains (losses) of derivative instruments	$1,615	$(1,711)

(1)	The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was de minimis for the three months ended March 31, 2021, and the net cash received was de minimis for the three months ended March 31, 2020.
(2)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net losses on derivatives” on the Consolidated Statements of Operations. Net cash paid was $0.1 million for the three months ended March 31, 2021, and de minimis for the three months ended March 31, 2020.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	March 31,	Fair Value Measurements
(in thousands)	2021	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$28,753	$—	$—	$28,753
Equity investments	2,376	2,376	—	—
Derivative instruments	373	—	373	—

Liabilities:
Derivative instruments	$963	$—	$963	$—

	At
	December 31,	Fair Value Measurements
(in thousands)	2020	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,038	$—	$—	$31,038
Equity investments	2,463	2,463	—	—
Derivative instruments	61	—	61	—

Liabilities:
Derivative instruments	$2,389	$—	$2,389	$—

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2021:

Investments
in Debt
(in thousands)	Securities
Balance, January 1, 2021	$31,038
Net gains included in earnings	—
Net change in AOCI (1)	(2,330)
Impact from loan originations / advances	—
Impact from settlements (2)	45
Balance, March 31, 2021	$28,753
(1)	This amount represents $2.3 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments. This amount includes $2.4 million of net fair value gains that were realized during the three months ended March 31, 2021, in connection with the defeasance of the Company’s tax-exempt multifamily bond investment during such reporting period.
(2)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended March 31, 2020:

	Investments
	in Debt	Loans Held for
(in thousands)	Securities	Investment
Balance, January 1, 2020	$31,365	$500
Net losses included in earnings (1)	—	(9)
Net change in AOCI (2)	(1,763)	—
Impact from loan originations	—	780
Impact from settlements (3)	43	—
Balance, March 31, 2020	$29,645	$1,271
(1)	This amount represents $9 thousand of unrealized losses recognized during this reporting period in connection with the Company’s loan investment held at March 31, 2020. This amount is classified as “net losses on loans” in the Company’s Consolidated Statement of Operations.
(2)	This amount represents $1.8 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Fair Value Measurements of Instruments That Are Classified as Level 3

Significant unobservable inputs presented in the tables that follow are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change, or based on qualitative factors, such as nature of the instrument, type of valuation technique used and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs that are referenced in the tables below:

●	Market yield – is a market rate of return used to calculate the present value of future expected cash flows to arrive at the fair value of an instrument. The market yield typically consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, Municipal Market Data or SIFMA index rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.
●	Capitalization rate – is calculated as the ratio between the net operating income (“NOI”) produced by a commercial real estate property and the price for the asset. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.
●	NOI annual growth rate – is the amount of future growth in NOI that the Company projects each property to generate on an annual basis over the 10-year projection period. These annual growth estimates take into account the Company’s expectation about the future increases, or decreases, in rental rates, vacancy rates, bad debt expense, concessions and operating expenses for each property. Generally, an increase in NOI will result in an increase to the fair value of the property.
●	Valuation technique weighting factors – represent factors that, in the aggregate, sum to 100% and that are individually applied to two or more indications of fair value considering the reasonableness of the range indicated by those results.
●	Contract or bid prices – represents a third-party sale agreement or purchase offer executed in connection with the pending sale of an affordable housing property that secures one of the Company’s bond investments. In instances where multiple purchase offers have been received an average of the offers received is utilized. Estimated proceeds from the sale, or average offers, of such property that are determined to be allocable to a bond investment are used to measure the investment’s fair value at a given reporting date.

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

	Fair Value Measurement at March 31, 2021
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,673	Discounted cash flow	Market yield	7.1%	N/A

Multifamily tax-exempt bond	4,080	Discounted cash flow	Bid price	$4,080	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

	Fair Value Measurement at December 31, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average (2)
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,741	Discounted cash flow	Market yield	7.1%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,297	Discounted cash flow	Market yield	6.9	N/A
			Capitalization rate	6.4	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.
(2)	Weighted-average amounts are calculated using outstanding UPB for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Nonrecurring Changes in Fair Value

There were no nonrecurring fair value adjustments recognized by the Company during the three months ended March 31, 2021, and March 31, 2020.

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

	At
	March 31, 2021
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,164	$16,164	$—	$—
Restricted cash	15,222	15,222	—	—

Liabilities:
Notes payable and other debt - bond related	23,174	—	—	23,267
Notes payable and other debt - non-bond related	17,950	—	—	17,813
Revolving credit facility obligations	79,150	—	—	79,150
Subordinated debt issued by MFH	92,655	—	—	61,116

	At
	December 31, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,644	$28,644	$—	$—
Restricted cash	17,617	17,617	—	—

Liabilities:
Notes payable and other debt - bond related	23,154	—	—	23,267
Notes payable and other debt - non-bond related	17,739	—	—	17,552
Revolving credit facility obligations	103,700	—	—	103,700
Subordinated debt issued by MFH	93,212	—	—	53,204

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 7.9% and 8.4% at March 31, 2021, and December 31, 2020, respectively. As outlined in the table above, at March 31, 2021, the aggregate fair value was measured at $61.1 million. At March 31, 2021, the measured fair value of this debt would have been $75.9 million and $50.1 million had its market yield been 5.4% and 10.4%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

Revolving credit facility debt obligations – Fair value of these debt obligations is measured by discounting projected contractual payments of interest and principal using an estimated market yield.

Note 8—Guarantees and Collateral

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at March 31, 2021, and December 31, 2020:

	At
	March 31, 2021
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,010	$—	$342,921	$—	$343,931
Debt related to the Infrastructure Bond investment	9,915	24,673	—	—	34,588
Debt related to the Company's REO	250	—	—	15,530	15,780
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,375	—	1,493	2,376	5,244
Interest rate swaps	2,664	—	—	—	2,664
Other	8	—	—	—	8
Total	$15,222	$24,673	$344,414	$17,906	$402,215

	At
	December 31, 2020
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,502	$—	$363,157	$—	$364,659
Debt related to the Infrastructure Bond investment	10,020	24,741	—	—	34,761
Debt related to the Company's REO	250	—	—	15,510	15,760
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	—	1,833	2,463	5,670
Interest rate swaps	4,463	—	—	—	4,463
Other	8	—	—	—	8
Total	$17,617	$24,741	$364,990	$17,973	$425,321

Note 9—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at March 31, 2021. The Company engaged our External Manager to manage the Company’s continuing operations on January 8, 2018 and conveyed all its operating lease agreements to Hunt at such time.

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

On February 11, 2021, SAH 2001 Fund III MM, Inc. (“SAH”) served Jolt Realty, LLC (“Jolt”) and MMA Capital TC Fund I, LLC (“TC Fund I”) with a Complaint filed in the Superior Court of California, County of Orange. SAH is the managing member of the LNR 2001 Fund III MM, Inc. (the “Fund”). TC Fund I, through Jolt, its wholly owned subsidiary, is the investing member of the Fund. In its Complaint, SAH alleges that in July 2017 it mistakenly paid $1.8 million to Jolt as part of the distribution of proceeds from the sale of property from the Fund. SAH seeks return of that payment based on an alleged breach of the Fund’s Operating Agreement (Count I), unjust enrichment (Count II), and breach of the implied covenant of good faith and fair dealing (Count III). On January 8, 2018, MMA entered into a Master Transaction Agreement with an affiliate of its External Manager (the “MTA”), pursuant to which, among other things, MMA sold its interest in TC Fund I to an affiliate of its External Manager. The terms of the MTA require MMA to indemnify Hunt for any losses associated with this claim and permitted MMA to assume the defense of this claim. MMA assumed the defense of this claim and is vigorously defending against the allegations in the Complaint and denies all counts of the Complaint. The parties have agreed to go to mediation. Although MMA has reason to believe that it will prevail on the merits, the ultimate outcome cannot be predicted at this time.

The Company and a prospective purchaser of a 26-acre portion of the Company’s one direct investment in real estate in Virginia are engaged in a dispute over the prospective purchaser’s option to acquire such portion of the property. The prospective purchaser has filed a lawsuit seeking, among other things, to compel the sale to the prospective purchaser and filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property. The Company intends to vigorously defend against these claims and pursue available remedies, including a slander of title lawsuit. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing for the property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At March 31, 2021, the UPB of this note payable was $9.6 million.

At March 31, 2021, we had no other significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

Other Risks and Uncertainties

We continue to monitor the economic impact of the COVID-19 pandemic on the performance of our other investments and underlying real estate values. Although we have not recognized impairment charges during the first quarter of 2021, we believe it is reasonably possible that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate. Because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

With respect to recognized DTAs, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at March 31, 2021. Nonetheless, given such uncertainty and other factors, we believe it is reasonably possible that, within the next 12 months, a reduction to the carrying value of recognized DTAs that is material to the Company’s financial statements could be recognized. However, the exact timing and amount of gain or loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 10—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of March 31, 2021, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of March 31, 2021, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net (loss) income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Net (loss) income	$(8,083)	$(3,058)

Basic and diluted weighted-average shares (1)	5,820	5,804
(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

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

At March 31, 2021, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended March 31, 2021:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2021	$7,621	$36	$7,657
Net unrealized (losses) gains (1)	(2,330)	50	(2,280)
Income tax benefit	640	—	640
Net change in AOCI	(1,690)	50	(1,640)
Balance, March 31, 2021	$5,931	$86	$6,017
(1)	During the three months ended March 2021, net unrealized losses include $2.4 million of net fair value gains that were realized in connection with the defeasance of the Company’s tax-exempt multifamily bond investment during such reporting period.

The following table provides information related to the net change in AOCI for the three months ended March 31, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(1,763)	826	(937)
Income tax benefit	484	—	484
Net change in AOCI	(1,279)	826	(453)
Balance, March 31, 2020	$6,387	$793	$7,180

Note 11—Stock-Based Compensation

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended
	March 31,
(in thousands)	2021	2020
Non-employee Directors’ Stock-Based Compensation Plans	$224	$194

Employees’ Stock-Based Compensation Plans

At March 31, 2021, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 363,883 were available to be issued at March 31, 2021. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the three months ended March 31, 2021, and March 31, 2020. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
March 31, 2021	(1)	$129,375	1,284	2,756	$23.36	—	$223,750
March 31, 2020	(2)	96,875	1,777	1,847	26.73	—	193,750

(1)	During the first quarter of 2021, one of the Company’s directors retired.

(2)	During the first quarter of 2020, the Board approved the addition of two independent directors and during the third quarter of 2020, our former Chief Executive Officer became a non-employee director.

Note 12—Related Party Transactions and Transactions with Affiliates

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

For the three months ended March 31, 2021, and March 31, 2020, no incentive fee was earned by our External Manager. During the three months ended March 31, 2021, and March 31, 2020, the Company recognized $2.3 million and $2.8 million, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At March 31, 2021, and December 31, 2020, $3.5 million and $1.2 million, respectively, of management fees and expense reimbursements was payable to the External Manager. The amount payable at March 31, 2021, is inclusive of $1.2 million that was payable to our External Manager as of December 31, 2020, which was remitted on April 1, 2021.

Loans HFI and Investment in Partnerships

As consideration for the Disposition, Hunt agreed to pay the Company $57.0 million and to assume certain liabilities of the Company. The Company provided seller financing through a $57.0 million note receivable from Hunt that had an initial term of seven years, prepayable at any time and bearing interest at the rate of 5% per annum. On October 4, 2018, the Company’s receivable from Hunt increased to $67.0 million as part of Hunt’s election to take assignment of the Company’s agreements to acquire (i) the LIHTC business of Morrison Grove Management and (ii) certain assets pertaining to a specific LIHTC property from affiliates of Morrison Grove Management, LLC (these agreements are collectively referred hereinafter to as the “MGM Agreements”). On December 20, 2019, Hunt prepaid $13.4 million of the note receivable. On January 3, 2020, the note receivable of $53.6 million was repaid.

Note 13—Segment Information

At March 31, 2021, and December 31, 2020, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended March 31, 2021.

Use of Proceeds from Registered Securities

None for the three months ended March 31, 2021.

Issuer Purchases of Equity Securities

None for the three months ended March 31, 2021.

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

MMA CAPITAL HOLDINGS, INC.

Dated:	May 17, 2021	By:	/s/ Gary A. Mentesana
		Name:	Gary A. Mentesana
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gary A. Mentesana	May 17, 2021
Name:	Gary A. Mentesana
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Bjarnason	May 17, 2021
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1