Form 10-Q
period 2021-06-30
MMA Capital Holdings, Inc.
filed 2021-08-06
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 5,743,570 shares of common shares outstanding at July 30, 2021.

MMA Capital Holdings, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2021, (this “Report”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, (“2020 Annual Report”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), to which reference is hereby made. This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “focus,” “intend,” “may,” “plan,” “potential,” “project,” “see,” “seek,” “should,” “will,” “would,” and similar words or expressions and are made in connection with discussions of future events and future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties including the risks and uncertain aspects of the novel strain of the coronavirus (“COVID-19”) pandemic and risks and uncertainties related to our proposed merger with FP Acquisition Parent, LLC and FP Acquisition Merger Sub, LLC. We may be unable to complete the merger on the proposed terms or on the anticipated timeline, or at all, or realize the benefits of the merger and our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. For a discussion of certain risks and uncertainties and the factors that could cause our actual results to differ materially because of those risks and uncertainties, see Part II, Item 1A. “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our 2020 Annual Report.

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

MMA Capital Holdings, Inc.

Consolidated Financial Highlights

(Unaudited)

	As of and for the three months ended
(in thousands, except per common share data)	June 30, 2021	March 31, 2021	December 31, 2020
Selected income statement data
Net interest income	$329	$2,701	$340
Non-interest income (loss)	5,109	(8,120)	16,211
Other expenses	5,247	5,743	7,655
Net income (loss) before income taxes	191	(11,162)	8,896

Income tax (expense) benefit (1)	(53)	3,079	3,108
Net income (loss)	$138	$(8,083)	$12,004

Earnings per share data
Net income (loss): Basic and Diluted	$0.02	$(1.39)	$2.06

Net income (loss) before income taxes per share: Basic and Diluted	$0.03	$(1.92)	$1.53

Average shares: Basic and Diluted	5,824	5,820	5,815

Market and per common share data
Market capitalization	$155,995	$131,011	$140,439
Common shares at period-end	5,824	5,824	5,820
Share price during period:
High	27.40	26.48	28.99
Low	16.36	20.30	22.01
Closing price at period-end	27.16	22.81	24.60
Book Value per common share: Basic and Diluted	47.64	48.12	49.81
Adjusted Book Value per common share: Basic and Diluted (2)	36.68	37.34	39.66

Selected balance sheet data
Cash and cash equivalents	$17,032	$16,164	$28,644
Investments in debt securities	24,709	28,753	31,038
Investment in partnerships	354,055	355,815	376,198
Deferred tax assets, net	63,812	62,806	59,083
All other assets	35,425	35,998	38,099
Total assets	$495,033	$499,536	$533,062

Debt	$212,081	$212,929	$237,805
All other liabilities	5,519	6,351	5,373
Total liabilities	217,600	219,280	243,178
Common shareholders' equity ("Book Value")	$277,433	$280,256	$289,884

Rollforward of Book Value
Book Value - at beginning of period	$280,256	$289,884	$277,618
Net income (loss)	138	(8,083)	12,004
Other comprehensive (loss) income	(2,961)	(1,640)	150
Other changes in common shareholders' equity	—	95	112
Book Value - at end of period	$277,433	$280,256	$289,884

Less: Deferred tax assets, net	63,812	62,806	59,083
Adjusted Book Value (2) - at end of period	$213,621	$217,450	$230,801

(1)	The Company recognized a net $2.9 million deferred tax asset (“DTA”) in the fourth quarter of 2020 that was driven by an increase in the amount of net operating loss carryforwards (“NOLs”) that, at December 31, 2020, the Company assessed were more likely than not to be utilized prior to their expiration.

(2)	Book Value excluding deferred tax assets (“Adjusted Book Value”) and Adjusted Book Value per share are financial measures that are determined other than in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of June 30, 2021, March 31, 2021, and December 31, 2020. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at June 30, 2021, and December 31, 2020.

We operate as a single reporting segment.

Merger and Termination Agreements

On May 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP Acquisition Parent, LLC, a Delaware limited liability company (“Parent”), and FP Acquisition Merger Sub, LLC, a Delaware limited liability company, and a wholly owned subsidiary of Parent (“Merger Sub”). Parent is wholly owned by its two members, Fundamental Partners III, LP and Fundamental Partners IV, LP., which are investment funds affiliated with Fundamental Advisors, LP. Concurrently with the entry into the Merger Agreement, the Company entered into a Termination Agreement (the “Termination Agreement”) with the External Manager. The discussion that follows provides an abridged summary of the Merger Agreement and Termination Agreement and is qualified in its entirety by the full text of such agreements, which are attached as exhibits to a Form 8-K that the Company filed with the SEC on May 24, 2021, and incorporated by reference in this Report.

Merger Agreement

Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity and a wholly owned subsidiary of the Parent. At the effective time of the Merger (the “Effective Time”), Merger Sub will change its name to MMA Capital Holdings, LLC and each share of common stock of MMA (“Company Common Stock”) then outstanding will be converted into the right to receive $27.77 in cash, without interest (the “Merger Consideration”), other than (i) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (ii) any shares as to which appraisal rights have been perfected (and not withdrawn or lost) in accordance with the Delaware General Corporation Law (“DGCL”), which shares will be cancelled and converted into the right to receive a payment determined in accordance with the appraisal rights procedures of the DGCL.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of closing conditions set forth in the Merger Agreement, including, among others, (i) the approval of the Company’s shareholders, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as

amended (the “HSR Act”), of which the waiting period expired at midnight on July 19, 2021, (iii) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to MMA, and (iv) the consummation of the transactions described in the Termination Agreement and in a certain Assignment and Assumption Agreement also dated May 24, 2021, by and between the External Manager and Parent (the “Assignment Agreement”).

Termination Agreement

The Company is externally managed by the External Manager pursuant to a Management Agreement dated January 8, 2018 (as amended, the “Management Agreement”). The Management Agreement provides, among other things, that the Company must pay the External Manager a termination fee if the Company desires to terminate the Management Agreement other than for cause. Parent requires as a condition of the Merger that the Company terminate the Management Agreement immediately prior to the Effective Time. The External Manager has agreed to terminate the Management Agreement upon payment of the termination fee in order to allow the Merger to proceed. The termination fee shall be comprised of (i) an amount in cash equal to $16.5 million and (ii) the assignment by the Company to the External Manager of the Company’s South African assets, which were agreed to by the parties to have a value of $3.9 million.

Special Meeting of the Company’s Shareholders

A special meeting of the shareholders of the Company will be held at 9:00 a.m. on August 10, 2021. At the special meeting, holders of the Company’s common stock entitled to vote at the meeting will be asked to consider and vote upon:

●	a proposal to adopt the Merger Agreement, pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly owned subsidiary of Parent (the “Merger Proposal”); and

●	a proposal to approve one or more adjournments of the special meeting to a later date or dates, if necessary or appropriate, including to solicit additional proxies if there are insufficient votes at the time of the special meeting or any adjournment or postponement of the special meeting to approve the Merger Proposal (the “Adjournment Proposal”).

The Company’s board of directors (the “Board”), after considering the factors more fully described in the definitive proxy statement that was filed with the SEC on July 13, 2021, has approved the Merger Agreement and the transactions contemplated thereby, including the Merger, upon the terms and conditions set forth in the Merger Agreement, and determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, advisable and in the best interests of, the Company and its shareholders. The Board recommends that shareholders vote “FOR” the proposal to adopt the Merger Agreement and approve the Merger and the other transactions contemplated by the Merger Agreement and further recommends that shareholders vote “FOR” the Adjournment Proposal.

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

As of June 30, 2021, there were no disruptions to the services provided by the External Manager and support provided by other third parties in connection with our business operations.

Renewable Energy Investments

As of June 30, 2021, the construction and development of most of the renewable energy projects that have been financed through loans made by the Solar Ventures (as defined below) were not significantly impacted by the COVID-19 pandemic as the development and construction of these projects qualified as critical infrastructure or essential services. Furthermore, projects that were financed by loans made by the Solar Ventures did not experience any significant supply chain issues or construction delays during the three months and six months ended June 30, 2021. Lastly, origination activity at the Solar Ventures was not meaningfully impacted by COVID-19 during the three months and six months ended June 30, 2021.

As further discussed below, certain components of the national and some local renewable energy finance markets have been, and may further be, affected by changing market dynamics, resulting in supply and demand imbalances. These market dynamics have negatively impacted the performance of certain loans made by the Solar Ventures.

All loans made by the Solar Ventures are reported at fair value based upon the net present value of such instruments, which was estimated by applying discount factors that reflect market yields for similar credit risks to future contractual payments associated with such loans. The anticipated timing of near-term redemptions and underlying project values are also considered in such fair value measurements. The total fair value of loans outstanding at June 30, 2021, was 95.9% of their total unpaid principal balance (“UPB”) at such reporting date.

Other Investments and Hedging Instruments

We continue to monitor the economic impact of the COVID-19 pandemic on the performance of our other investments and underlying real estate values. We did not recognize any impairment charges in connection with our other investments during the three and six months ended June 30, 2021.

Hedging instruments used by the Company to manage interest rate and foreign currency risks have performed in accordance with the contractual terms.

DTAs

While COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business continues to be uncertain. Given such uncertainty and other factors that are further discussed below that concern the Company’s exposure to loans made by the Solar Ventures to renewable energy projects that are located in the Electric Reliability Council of Texas (“ERCOT”) service area, we believe it is reasonably possible that, if the Merger were to fail to close, within the next 12 months, a reduction to the net carrying value of DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss, and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Liquidity and Capital Resources

During the three and six months ended June 30, 2021, COVID-19 has not prevented us from operating our business and making investments. However, we continue to have limited liquidity and rely on our capital partner, an affiliate of FP

Acquisition Parent, LLC, for disproportionate funding contributions in connection with certain of our renewable energy investments. Our capital partner has continued to show a willingness to increase its commitment to the Solar Ventures, but we continue to consider our funding risk when assessing our liquidity and capital resources.

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies. The Company has filed its own slander of title lawsuit against the prospective purchaser for wrongly filing the Lis Pendens on the entire 150-acre property rather than the 26-acres in dispute. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At June 30, 2021, the UPB of this note payable was $9.7 million. Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information. At June 30, 2021, the Company was in compliance with all other covenants under its debt arrangements.

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

Investment Interests and Related Carrying Values

At June 30, 2021, through MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, we held a minority economic interest of 33.5%, 45.0% and 34.7% in SCL, SPL and SDL, respectively, which represented a weighted-average economic interest of 36.6% in such ventures. At December 31, 2020, the Company held 45.2%, 45.0% and 42.3% economic interests in SCL, SPL and SDL, respectively. The Company is the sole member in Renewable Energy Lending, LLC (“REL”). The carrying value and income-related information related to investments that we have made in, or related to, the Solar Ventures are further discussed below.

During the period from June 30, 2021, through August 2, 2021, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed $20.0 million of $30.0 million in SCL capital calls, while the Company contributed the balance of these capital calls, or $10.0 million. Additionally, our capital partner contributed the full $63.4 million in SDL capital calls, while the Company received the full $10.0 million of distributions from SDL. As a consequence of these non-pro rata capital contributions and distributions, at August 2,

2021, our economic interest in SDL decreased to 29.7%. There was no change in our economic interest in SCL and SPL during the period from June 30, 2021, through August 2, 2021. The aforementioned non-pro rata capital contributions and distributions made during such period resulted in an overall weighted-average investment in the Solar Ventures of 33.6% at August 2, 2021.

Table 1 provides financial information about the carrying value of the Company’s renewable energy investments at June 30, 2021, and December 31, 2020.

Table 1:  Carrying Values of the Company’s Renewable Energy Investments

	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Equity investments in the Solar Ventures	$340,847	$363,157

The carrying value of the Company’s equity investments in the Solar Ventures decreased $22.3 million during the six months ended June 30, 2021, as a result of $14.3 million of net distributions and $8.0 million of equity in losses from the Solar Ventures that was recognized for such reporting period. Returns on equity investments in the Solar Ventures are further discussed below.

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

Since their inception in 2015, the Solar Ventures have invested in more than 220 project-based loans that total $3.9 billion of debt commitments for the development and construction of over 815 renewable energy project sites. When completed, these projects are expected to contribute to the generation of over 9.6 gigawatts of renewable energy, thereby eliminating approximately 274.9 million metric tons of carbon emissions over their project lives. The Solar Ventures closed $300.6 million of commitments across 12 loans during the three months ended June 30, 2021, as compared to $247.5 million across 12 loans during the three months ended June 30, 2020.

At June 30, 2021, loans funded through the Solar Ventures had an aggregate UPB of $926.0 million and fair value (“FV”) of $888.5 million, a weighted-average remaining maturity of 15 months and a weighted-average coupon of 12.6%. At June 30, 2021, 52.1% of the total UPB of outstanding loans of the Solar Ventures were associated with a single sponsor and were secured by two renewable energy projects located in the ERCOT service area. Refer to “Lending Activities of the Solar Ventures – ERCOT Exposures,” for more information about loans made by the Solar Ventures to the ERCOT service area.

Table 2 provides financial information about the composition of the Solar Ventures’ loan portfolio at June 30, 2021, and December 31, 2020.

Table 2: Composition of the Solar Venture’s Loan Portfolio

	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Late-stage development (1)	$485,901	$375,390
Construction	183,813	114,013
Permanent	227,600	179,830
Other loans associated with renewable energy	28,648	31,921
Total UPB	$925,962	$701,154

(1)	At June 30, 2021, $250.1 million of UPB related to ERCOT Project 3. Although this loan is past its maturity date, the Solar Ventures continued to make incremental advances on the loan during the first six months of 2021 to fund the project’s construction activities to keep it on schedule to meet its target mechanical completion date in 2021.

At June 30, 2021, the Solar Ventures had $373.9 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. Based upon our 50% interest in these ventures, and various non-pro rata capital contribution agreements, the Company is obligated for up to $62.9 million of such commitments. Unfunded loan commitments that qualify for funding are anticipated to be funded primarily by capital within the Solar Ventures through a combination of existing loan redemptions and uninvested capital. Uninvested capital or capital shortfalls may arise due to the difficulty of aligning the timing of loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the Solar Ventures is not sufficient to meet their funding obligations, additional capital contributions by the members of the Solar Ventures is required.

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

At June 30, 2021, the Solar Ventures had three loans on nonaccrual status that had a combined UPB of $482.8 million, all of which funded projects located within the ERCOT service area and were associated with one sponsor (such projects are hereinafter referred to as the (“ERCOT Projects”), which are further discussed below. At June 30, 2021, all but one of the ERCOT Projects that was financed by two loans from the Solar Ventures had usual and customary take-out commitments in place as generally required under the Solar Ventures’ development and construction loan agreements.

Lending Activities of the Solar Ventures – ERCOT Exposures

The Solar Ventures have provided financing to three ERCOT Projects:

●	SPL provided a $177.5 million mezzanine level sponsor equity loan to a 344 megawatts of direct current (“MWdc”) renewable energy project in the ERCOT west zone (“ERCOT Project 1”), which began operations in December 2020. This loan, which is senior to the sponsor’s equity but subordinate to tax-equity and back-leveraged permanent debt provided by a third-party, has a stated interest rate of 12.0% and contractual maturity date of December 4, 2024. The Solar Ventures provided certain guarantees of indemnity and project sponsor performance obligations to third parties in connection with the December 2020 recapitalization of this project. This loan is categorized above as a permanent loan in Table 2, “Composition of the Solar Venture’s Loan Portfolio.”
●	The Solar Ventures provided a $50.5 million late-stage development loan in the third quarter of 2019 and mezzanine financing in January 2020 to a 176MWdc renewable energy project located in the ERCOT south zone (“ERCOT Project 2”). On April 23, 2021, ERCOT Project 2 was sold to a third-party and recapitalized. The mezzanine loan was repaid and the Solar Ventures committed to provide a $105.0 million construction loan of which $37.0 million was funded at the time of recapitalization.
●	The Solar Ventures provided a $66.0 million late-stage development loan in the first quarter of 2019, which was upsized to $181.1 million in October 2020 as the project moved into construction, and mezzanine financing in January 2020 to a 258MWdc renewable energy project located adjacent to ERCOT Project 1 in the ERCOT west zone (“ERCOT Project 3”).

On January 12, 2021, a notice of default was issued by SDL in connection with the development loan that was made to ERCOT Project 3 because the loan was past its maturity date with no take-out commitment in place. In turn, this default caused an event of cross default associated with all mezzanine-based financing that was made to ERCOT Projects 2 and 3. During the first six months of 2021, $89.8 million of additional advances were made in connection with this loan, above its maximum loan commitment, to continue to fund the project’s construction activities and keep it on schedule to meet its target mechanical completion date in 2021.

During the second and third weeks of February 2021, a severe winter storm occurred in the southern and midwestern states in the U.S., including the ERCOT service area, that impaired the operational capabilities of numerous fossil fuel and renewable energy generating assets in the region. Extreme cold temperatures also caused the demand for electricity to surge to unprecedented levels, driving the market price of power to the maximum price permitted by ERCOT for multiple days. Weather conditions during this timeframe caused ERCOT Project 1 to be unable to meet its energy delivery requirements to its counterparty pursuant to various energy supply and pricing agreements. As a result, ERCOT Project 1 became obligated to purchase, at market prices in effect during that time, an amount of power equal to the shortfall in the electricity volumes that it was contractually obligated to deliver. The party which manages ERCOT energy deliveries and payments on behalf of ERCOT Project 1 under its supply agreements thereafter provided notification on March 10, 2021, that the net settlement cost associated with the power delivery shortfall during that period totaled $25.5 million (the “ERCOT Shortfall”). The project pledged $3.0 million of cash; however, given the liquidity constraints of the project and the sponsor member, the project owner was unable to meet the balance of the ERCOT Shortfall. At June 30, 2021, this loan was not borrowing base-eligible for our revolving credit facility.

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

On April 23, 2021, ERCOT Project 2 was sold to a third-party and recapitalized, which was completed through both $84.7 million of sponsor equity that was committed by the third-party purchaser of the project and a $105.0 million construction loan that was provided by SCL. At June 30, 2021, $82.0 million of the sponsor’s committed equity and $44.9 million of SCL’s construction loan were funded, which repaid the prior development loan provided by SDL and the allocated portion of SCL’s mezzanine loan. The construction loan made by SCL has a first position lien on the project, has a stated interest rate of 5.0% and matures on December 31, 2021, with repayment due upon ERCOT Project 2 reaching substantial completion. Upon substantial completion of this project and the fulfillment of tax-equity funding, which is expected by December 31, 2021, we expect SCL’s construction loan will be repaid and SPL will make a $32.6 million permanent loan that will be senior to the sponsor’s equity and subordinate to tax-equity. SPL’s permanent loan will bear interest at 5.0% and will partially amortize over its four-year term. Additionally, SCL’s new construction loan and SPL’s future permanent loan are expected to be borrowing base-eligible for the revolving credit facility. The sale of ERCOT Project 2 and its recapitalization have significantly reduced the Solar Ventures’ exposure to ERCOT Project 2, to the original sponsor of the ERCOT projects and to the ERCOT service area, more broadly.

Table 3 provides a summary at June 30, 2021, of the UPBs and fair values of loans made to the ERCOT Projects.

Table 3: Summary of the UPBs and Fair Values of Loans Made to the ERCOT Projects

	At June 30, 2021		At December 31, 2020
(in thousands)	UPB	Fair Value	UPB	Fair Value
Loans Made to ERCOT Project 1	$222,223	$193,385	$177,474	$178,934
Loans Made to ERCOT Project 2	44,936	44,936	44,654	43,606
Loans Made to ERCOT Project 3 (1)	260,536	251,831	169,600	170,638
Total	$527,695	$490,152	$391,728	$393,178

(1)	At June 30, 2021, the UPB and fair value of the late-stage development loan made to ERCOT Project 3 were $250.1 million and $251.8 million, respectively. The balance of amounts reported are attributable to mezzanine financing that was provided to ERCOT Project 3.

During the three and six months ended June 30, 2021, the Solar Ventures recognized net fair value losses of $4.7 million and $36.5 million, respectively, related to loans made to the ERCOT Projects (the “MTM Impact”), while $17.7 million and $33.6 million, respectively, of interest income was not recognized by the Solar Ventures during such reporting periods related to such loans given their nonaccrual status (the “Nonaccrual Impact”). Table 4 attributes the Company’s share of such items to loans made to each of the ERCOT Projects.

Table 4: The Company’s Share of Net Fair Value Losses and Nonaccrual Interest Income Related to Loans Made to the ERCOT Projects

	For the three months ended			For the six months ended
	June 30, 2021			June 30, 2021
(in thousands, except per share data)	Fair Value Adjustments	Interest Income Not Recognized	Project Total	Fair Value Adjustments	Interest Income Not Recognized	Project Total
Loans Made to ERCOT Project 1	$(495)	$(2,887)	$(3,382)	$(8,718)	$(5,253)	$(13,971)
Loans Made to ERCOT Project 2 (1)	91	(278)	(187)	(3,617)	(1,081)	(4,698)
Loans Made to ERCOT Project 3	(1,698)	(4,789)	(6,487)	(3,917)	(8,635)	(12,552)
Total	$(2,102)	$(7,954)	$(10,056)	$(16,252)	$(14,969)	$(31,221)

Total per share based on common shares outstanding at June 30, 2021	$(0.36)	$(1.37)	$(1.73)	$(2.79)	$(2.57)	$(5.36)

(1)Amounts for the three and six months ended June 30,2021, occurred prior to the sale and recapitalization.

In comparison, during the three months ended June 30, 2020, the MTM Impact was a net fair value gain of $7.0 million and the Company’s share of such amount was $3.0 million. No MTM Impact was recognized for the first six months of 2020.

While MTM and Nonaccrual Impacts reduced the amount of equity in income of the Solar Ventures recognized by the Company during the first and second quarters of 2021, only MTM Impacts contributed towards a decrease in the carrying value of the Company’s Renewable Energy Investments during such reporting periods since such adjustments reduced the carrying value of assets of the Solar Ventures. However, Nonaccrual Impacts, which caused only the non-recognition of loan-related interest income, did not have the same effect or result in the reduction of the carrying value of loan investments of the Solar Ventures during such reporting periods. Refer to “Returns on Renewable Energy Investments” for more information about equity in income of the Solar Ventures recognized by the Company in 2021 and 2020.

The ERCOT market remains volatile and uncertain primarily stemming from the February 2021 weather event and resulting energy crisis. There is litigation among various participants and potential legislative reform is being considered, all of which remain uncertain. Consequently, while fair value measurements at June 30, 2021, of loans made to ERCOT Projects reflect management’s best estimate of loan-related returns and value, it is possible that within the next 12 months, additional losses related to outstanding loans made to the ERCOT Projects could be recognized by the Solar Ventures that, based on the Company’s share thereof, could be material to the Company’s financial statements. However, whether we recognize such losses, and the exact timing and amount of loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Returns on Renewable Energy Investments

The Company applies the equity method of accounting to its equity investments in the Solar Ventures, which are not consolidated by the Company for reporting purposes. Accordingly, the Company recognizes its allocable share of the Solar Ventures’ net income based on the Company’s weighted-average economic interest during each reporting period.

Table 5 summarizes income recognized by the Company in connection with our renewable energy investments for the periods presented.

Table 5:  Income Recognized from Renewable Energy Investments

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Equity in income (losses) from the Solar Ventures	$1,885	$13,728	$(11,843)	$(8,040)	$18,270	$(26,310)
Interest income	—	26	(26)	—	45	(45)
Net gains on loans	—	20	(20)	—	11	(11)
Total investment income (losses)	$1,885	$13,774	(11,889)	$(8,040)	$18,326	$(26,366)

The Company generated an unlevered net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 3.8% and 11.8% for the periods ended June 30, 2021, and June 30, 2020, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing total income from renewable energy investments by the average carrying value of renewable energy investments.

The Company generated a leveraged net return on investment from our renewable energy investments, as measured on a twelve-month trailing basis, of 3.5% and 13.9% for the periods ended June 30, 2021, and June 30, 2020, respectively. These returns were measured on a trailing four quarter basis at each reporting period by dividing net income from renewable energy investments less the cost of funding associated with the Company’s revolving credit facility (as further described below in “Leveraging our Renewable Energy Investments”) by a net average value that incorporates the carrying value of renewable energy investments, the UPB of our funding from the revolving credit facility and restricted cash associated with our credit facility (where the UPB of attributed funding partially reduces the other two components in such net value).

Refer to the comparative discussion of our Consolidated Results of Operations for more information about income that was recognized in connection with the Company’s renewable energy investments.

Loan Portfolio Redemptions and Returns at the Solar Ventures

Through June 30, 2021, $2.5 billion of commitments across 172 project-based loans made by the Solar Ventures had been repaid, resulting in a weighted-average IRR (“WAIRR”) to the Solar Ventures of 18.9% that was on average higher than originally underwritten loan IRRs. During the three months ended June 30, 2021, eight loans totaling $135.1 million of commitments were repaid, resulting in a WAIRR of 7.7% to the Solar Ventures. WAIRR is measured as the total return in dollars of all repaid loans divided by the total commitment amount associated with such loans, where (i) the total return for each repaid loan was calculated as the product of each loan’s IRR and its commitment amount and (ii) IRR for each repaid loan was established by solving for a discount rate that made the net present value of all loan cash flows equal zero. WAIRR at the Solar Ventures has been higher than the net return on the Company's investments in the Solar Ventures because it is a measure of gross returns earned by the Solar Ventures on repaid loans and does not include the impact of certain items, including: (i) operating expenses of the Solar Ventures; (ii) the amortization of the purchase premium paid by the Company in the second quarter of 2018 to buy out our former investment partner’s interest in REL; and (iii) the opportunity cost of uninvested capital.

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

The UPB and carrying value of amounts borrowed under the revolving credit facility was $79.1 million and $103.7 million at June 30, 2021, and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company paid down the amounts drawn on the revolving credit facility to remain in compliance with the borrowing base eligibility criteria of the facility due to increased lending on the ERCOT loans, which were ineligible for the facility during such reporting period. The Company recognized $1.2 million and $2.6 million of related interest expense in the Consolidated Statements of Operations during the three and six months ended June 30, 2021, respectively. In comparison, $1.6 million and $2.9 million of related interest expense was recognized during the three and six months ended June 30, 2020, respectively.

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

At June 30, 2021, the reported carrying value of the Company’s net DTA was $63.8 million, which increased $4.7 million during the first six months of 2021 primarily due to the tax impact associated with the recognition of net loss before taxes during such reporting period. A valuation allowance was also maintained at such reporting date against the portion of our DTAs that correspond to federal and state NOL carryforwards that, based upon our forecast of pretax book income at June 30, 2021, we expect will expire prior to their utilization.

Investment in Bonds

The Company has one tax-exempt municipal bond that financed the development of infrastructure for a mixed-use town center development located in Spanish Fort, Alabama that is owned by a joint venture (the “SF Venture”) in which we also maintain an equity investment (our bond investment is hereinafter referred to the “Infrastructure Bond”.) The Infrastructure Bond is secured by incremental tax revenues generated from the SF Venture’s development. At June 30, 2021, this Infrastructure Bond had a stated fixed interest rate of 6.3% and had a UPB and fair value of $26.2 million and $24.7 million, respectively. During the second quarter of 2020, a financing transaction was executed that involved the sale of this bond investment to a third-party with which the Company contemporaneously-executed a total return swap (“TRS”) agreement that referenced such bond investment. Given the economic interest retained in such bond investment through the TRS agreement, the Company reported the conveyance of such investment as a secured borrowing and, therefore, continued to recognize the Infrastructure Bond on the Company’s Consolidated Balance Sheets.

On May 3, 2021, the Company sold its tax-exempt multifamily bond for 102% of its UPB, or $4.1 million.

Real Estate-Related Investments

At June 30, 2021, we maintained an 80% ownership interest in the SF Venture whose carrying value was $11.7 million. While we did not recognize any impairment charges in connection with this investment during the first six months of 2021, we believe it is reasonably possible, if the Merger does not close, that we may be required to recognize one or more material impairment charges over the next 12 months, particularly if underlying economic conditions deteriorate. However, because any such impairment charge will be based on future circumstances, we cannot predict at this time whether we will be required to recognize any further impairment charges and, if required, the timing or amount of any impairment charge.

We also owned one direct investment in real estate consisting of a parcel of land that is currently in the process of development. This real estate is located just outside the city of Winchester in Frederick County, Virginia. At June 30, 2021, the carrying value of this investment was $15.6 million.

At June 30, 2021, the Company maintained an 11.85% ownership interest in the South Africa Workforce Housing Fund (“SAWHF”). SAWHF is a multi-investor fund that matured in April 2020. However, the fund does not anticipate fully exiting all its remaining investments until December 31, 2022. The Company also owns 7.2 million common shares of a residential real estate investment trust (“REIT”) that is listed on the Main Board of the Johannesburg Stock Exchange. These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. The carrying values of the Company’s equity investments in SAWHF and the REIT were $1.5 million and $2.3 million, respectively, at June 30, 2021.

The carrying value of our real estate related investments are not necessarily indicative of the price we would receive upon a sale of those assets which would be affected, possibly materially, by the then current macroeconomic and microeconomic market conditions, including the matters described in Part I, Item 1A. “Risk Factors” of our 2020 Annual Report.

Other Debt Obligations

At June 30, 2021, the Company had other debt obligations that included subordinated debt, notes payable and other debt used to finance certain non-interest bearing investments and asset related debt that was used to finance interest bearing investments. The carrying value and weighted-average yield of the Company’s other debt obligations was $133.0 million and 2.5%, respectively, at June 30, 2021. Refer to Table 11, “Debt,” for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL PERFORMANCE

Net Worth

Common shareholders’ equity (“Book Value”) decreased $2.8 million during the three months ended June 30, 2021, to $277.4 million. This decline was driven by $2.8 million of comprehensive loss.

Book Value per share decreased $0.48, or 1.0%, during the three months ended June 30, 2021, to $47.64.

Book Value adjusted to exclude the carrying value of our net DTAs (“Adjusted Book Value”) decreased $3.8 million during the three months ended June 30, 2021, to $213.6 million. This change was driven by $4.0 million of other comprehensive losses, before income tax benefit, partially offset by $0.2 million of “Net income (loss) before income taxes.”

Adjusted Book Value per share decreased $0.66, or 1.8%, during the three months ended June 30, 2021, to $36.68.

Refer to “Use of Non-GAAP Measures” for more information regarding the reconciliation of Adjusted Book Value and Adjusted Book Value per share to our most comparable GAAP measures.

Comprehensive Loss

We recognized comprehensive losses of $2.8 million during the three months ended June 30, 2021, which consisted of $0.1 million of net income and $2.9 million of other comprehensive loss. In comparison, we recognized $3.3 million of comprehensive loss for the three months ended June 30, 2020, which consisted of $3.5 million of net loss and $0.2 million of other comprehensive income.

The $0.1 million of net income recognized during the three months ended June 30, 2021, was primarily driven by the sale of the Company’s multifamily tax-exempt bond and equity in income of the Solar Ventures. Refer to “Consolidated Results of Operations,” for more information.

Net income before income taxes for the three months ended June 30, 2021, was $0.2 million, or $0.03 per share, as compared to $1.5 million of net loss, or $(0.27) per share, for the three months ended June 30, 2020.

Other comprehensive loss of $2.9 million that we reported for the three months ended June 30, 2021, was primarily attributable to the realization of fair value gains stemming from the sale of our tax-exempt multifamily bond investment during such reporting period. The resulting decline in accumulated other comprehensive income (“AOCI”) was partially offset by the impact of an income tax benefit that was recognized during such reporting period in connection with our bond investments.

CONSOLIDATED BALANCE SHEET ANALYSIS

This section provides an overview of changes in our assets, liabilities and equity and should be read together with our consolidated financial statements, including the accompanying notes to the financial statements.

Table 6 provides Consolidated Balance Sheets for the periods presented.

Table 6: Consolidated Balance Sheets

	At	At
	June 30,	December 31,
(in thousands, except per share data)	2021	2020	Change
Assets
Cash and cash equivalents	$17,032	$28,644	$(11,612)
Restricted cash	15,423	17,617	(2,194)
Investments in debt securities	24,709	31,038	(6,329)
Investments in partnerships	354,055	376,198	(22,143)
Deferred tax assets, net	63,812	59,083	4,729
Other assets	20,002	20,482	(480)
Total assets	$495,033	$533,062	$(38,029)

Liabilities
Debt	$212,081	$237,805	$(25,724)
Accounts payable and accrued expenses	3,951	2,845	1,106
Other liabilities	1,568	2,528	(960)
Total liabilities	$217,600	$243,178	$(25,578)

Book Value: Basic and Diluted	$277,433	$289,884	$(12,451)

Less: Deferred tax assets, net	63,812	59,083	4,729
Adjusted Book Value: Basic and Diluted (1)	$213,621	$230,801	$(17,180)

Common shares outstanding: Basic and Diluted	5,824	5,820	4

Book Value per common share: Basic and Diluted	$47.64	$49.81	$(2.17)

Adjusted Book Value per common share: Basic and Diluted (1)	$36.68	$39.66	$(2.98)

(1)	Adjusted Book Value and Adjusted Book Value per common share are financial measures that are determined other than in accordance with GAAP. These non-GAAP financial measures are used to show the amount of our net worth in the aggregate and on a per-share basis, without giving effect to changes in Book Value due to the partial release of our deferred tax asset valuation allowance as of June 30, 2021, and December 31, 2020. Refer to “Use of Non-GAAP Measures” for more information, including a reconciliation of these non-GAAP financial measures to the most directly comparable historical measures determined under GAAP.

Cash and cash equivalents decreased by $11.6 million, primarily due to payments made in the first quarter of 2021 to reduce the UPB of amounts drawn from our revolving credit facility. Refer to the summary of cash flows within the “Liquidity and Capital Resources” section below for more information about operating, investing and financing activities that contributed to the reported change in the amount of cash and cash equivalents.

Restricted cash decreased by $2.2 million, primarily as a result of the partial release of cash collateral that was pledged in connection with outstanding interest rate swaps.

Investments in debt securities decreased by $6.3 million, primarily due to the realization of fair value gains in connection with the sale of the Company’s tax-exempt multifamily bond.

Investments in partnerships decreased by $22.1 million, primarily as a result of $14.3 million of net distributions and $8.0 million of equity in losses that were recognized during the first six months of 2021 in connection with our investments in the Solar Ventures.

Deferred tax assets, net increased $4.7 million, primarily due to the tax impact associated with the recognition of net loss before taxes during the first six months of 2021.

Other Assets decreased $0.5 million, primarily due to the amortization of debt issuance costs relating to the revolving credit facility.

Debt decreased by $25.7 million, primarily as a result of $24.6 million of cash payments made in the first six months of 2021 to reduce the UPB of amounts drawn from our revolving credit facility.

Accounts payable and accrued expenses increased by $1.1 million, primarily due to management fees and expense reimbursements payable to our External Manager and legal fees.

Other liabilities decreased $1.0 million, primarily as a result of net fair value losses that were recognized in the first six months of 2021 related to interest rate derivatives.

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

Net Income (Loss)

Table 7 summarizes net income (loss) for the periods presented.

Table 7: Net Income (Loss)

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net interest income	$329	$554	$(225)	$3,030	$1,113	$1,917
Non-interest income
Equity in income (losses) from unconsolidated funds and ventures	1,824	13,351	(11,527)	(7,856)	17,499	(25,355)
Net gains (losses)	3,057	(765)	3,822	4,614	(2,485)	7,099
Other income	228	1	227	231	2	229
Other expenses
Other interest expense	(1,878)	(2,418)	540	(3,867)	(4,687)	820
Impairment losses	—	(8,972)	8,972	—	(8,972)	8,972
Operating expenses	(3,369)	(3,299)	(70)	(7,123)	(8,267)	1,144
Net income (loss) before income taxes	191	(1,548)	1,739	(10,971)	(5,797)	(5,174)
Income tax (expense) benefit	(53)	(1,960)	1,907	3,026	(769)	3,795
Net income (loss)	$138	$(3,508)	$3,646	$(7,945)	$(6,566)	$(1,379)

Net Interest Income

Net interest income represents interest income earned on our investments in bonds and other interest-earning assets less our cost of funding associated with the debt that we use to finance these assets.

Net interest income for the three months ended June 30, 2021, decreased compared to that reported for the three months ended June 30, 2020, primarily due to the related impacts of leveraging the Company’s infrastructure bond in the second quarter of 2020 and selling the Company’s tax-exempt multifamily bond in the second quarter of 2021.

Net interest income for the six months ended June 30, 2021, increased compared to that reported for the six months ended June 30, 2020, primarily due to recognition of $2.4 million of interest income on the Company’s tax-exempt multifamily bond in connection with the defeasance of such bond in the first quarter of 2021.

Equity in Income (Losses) from Unconsolidated Funds and Ventures

Equity in income (losses) from unconsolidated funds and ventures includes our allocable share of the earnings or losses from the funds and ventures in which we have an equity interest.

Table 8 summarizes equity in income (losses) from unconsolidated funds and ventures for the periods presented.

Table 8: Equity in Income (Losses) from Unconsolidated Funds and Ventures

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Solar Ventures	$1,885	$13,728	$(11,843)	$(8,040)	$18,270	$(26,310)
U.S. real estate partnerships	(78)	(516)	438	115	(1,102)	1,217
SAWHF	17	139	(122)	69	331	(262)
Equity in income (losses) from unconsolidated funds and ventures	$1,824	$13,351	$(11,527)	$(7,856)	$17,499	$(25,355)

Equity in income of the Solar Ventures for the three months ended June 30, 2021, decreased compared to that reported for the three months ended June 30, 2020, primarily due to a significant decrease in the amount of (i) interest income recognized by the Solar Ventures given the nonaccrual treatment of the aforementioned loans made to the ERCOT Projects (the Company’s share of interest income not recognized during such reporting period related to such loans was $8.0 million) and (ii) net fair value gains recognized by the Solar Ventures for the three months ended June 30, 2020 (the Company’s allocable share of such net fair value gains in the second quarter of 2020 was $3.9 million as compared to $2.1 million of net fair value losses in the second quarter of 2021).

Equity in income of the Solar Ventures for the six months ended June 30, 2021, decreased compared to that reported for the six months ended June 30, 2020, primarily due to (i) net fair value losses recognized by the Solar Ventures in the first six month of 2021 related to loans made to the ERCOT Projects (the Company’s share of such net fair value losses was $16.3 million) and (ii) a decrease in the amount of interest income recognized by the Solar Ventures given the nonaccrual treatment of the aforementioned loans made to the ERCOT Projects (the Company’s share of interest income not recognized during such reporting period related to such loans was $15.0 million).

Equity in income from U.S. real estate partnerships for the three months and six months ended June 30, 2021, increased compared to that reported for the three months and six months ended June 30, 2020, primarily as a result of net income attributable to the Company from the SF Venture that was largely driven by an increase in the carrying value of the net assets of such venture.

Net Gains (Losses)

Net gains (losses) may include net realized and unrealized gains or losses relating to bonds, loans, derivatives, other assets, real estate and other investments as well as gains or losses realized by the Company in connection with the extinguishment of debt obligations.

The Company recognized net gains for the three months ended June 30, 2021, compared to net losses reported for the three months ended June 30, 2020, primarily due to the sale of the Company’s multifamily tax-exempt bond.

In addition to the above, the Company recognized net gains for the six months ended June 30, 2021, compared to net losses reported for the six months ended June 30, 2020, due to changes in interest rates referenced in the Company’s derivative instruments, which drove the recognition of $0.8 million of net fair value gains during the first six months of 2021 as compared to $2.3 million of net fair value losses in the first six months of 2020.

Other Interest Expense

Other interest expense for the three months and six months ended June 30, 2021, decreased compared to that reported for the three months and six months ended June 30, 2020, primarily due to a reduction in the cost of funding associated with subordinated debt, which was driven by a decrease in three-month LIBOR, and a reduction in the cost of funding associated with the revolving credit facility that was driven by a reduction in the UPB of amounts drawn during 2021.

Impairment Losses

Impairment losses for the three months and six months ended June 30, 2020, were attributable to the Company’s equity investment in the SF Venture, which was determined to be other-than-temporarily impaired at June 30, 2020.

Operating Expenses

Operating expenses include management fees and reimbursable expenses payable to our External Manager, general and administrative expense, professional fees and other miscellaneous expenses.

Table 9 summarizes operating expenses for the periods presented.

Table 9: Operating Expenses

	For the three months ended			For the six months ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
External management fees and reimbursable expenses	$(1,975)	$(2,449)	$474	$(4,276)	$(5,209)	$933
General and administrative	(360)	(372)	12	(761)	(731)	(30)
Professional fees	(1,190)	(624)	(566)	(2,191)	(1,333)	(858)
Other expenses	156	146	10	105	(994)	1,099
Total operating expenses	$(3,369)	$(3,299)	$(70)	$(7,123)	$(8,267)	$1,144

Operating expenses for the three months ended June 30, 2021, increased compared to those reported for the three months ended June 30, 2020, primarily due to a $0.7 million increase in legal fees that were incurred in connection with the execution of the Merger and Termination Agreements.  This increase was partially offset by a $0.4 million decrease in the amount of compensation-related expense reimbursements that were payable to the External Manager.

Operating expenses for the six months ended June 30, 2021, decreased compared to those reported for the six months ended June 30, 2020, primarily due to (i) a $1.1 million reduction in the amount of losses recognized in connection with the remeasurement of foreign currency-denominated assets into U.S. dollars as the South African rand strengthened against the U.S. dollar during the first six months of 2021, whereas the rand significantly weakened against the U.S. dollar during the first six months of 2020 and (ii) a $0.9 million decrease in the amount of compensation-related expense reimbursements that were payable to the External Manager. These decreases were partially offset by a $1.0 million increase in legal fees associated primarily with the execution of the Merger and Termination Agreements.

Income Tax (Expense) Benefit

During the three months and six months ended June 30, 2021, the Company recognized a significant decrease in income tax expense compared to that reported for the three months and six months ended June 30, 2020, primarily due to nonrecurring deferred income tax expense that was recognized in 2020 when the DTA valuation allowance was increased in the second quarter of 2020 as a result of a $9.0 million impairment loss recognized during such reporting period in connection with the Company’s equity investment in the SF Venture (the corresponding DTA was assessed to not be realizable because the decline in fair value of our equity investment was determined to be other-than-temporary).

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

Summary of Cash Flows

Table 10 provides a consolidated view of the change in cash, cash equivalents and restricted cash of the Company for the periods presented. At June 30, 2021, and June 30, 2020, $15.4 million and $17.3 million, respectively, of amounts presented below represented restricted cash.

Table 10: Net Increase in Cash, Cash Equivalents and Restricted Cash

For the six months ended
(in thousands)	June 30, 2021
Cash, cash equivalents and restricted cash at beginning of period	$46,261
Net cash provided by (used in):
Operating activities	8,294
Investing activities	3,555
Financing activities	(25,655)
Net decrease in cash, cash equivalents and restricted cash	(13,806)
Cash, cash equivalents and restricted cash at end of period	$32,455

For the six months ended
(in thousands)	June 30, 2020
Cash, cash equivalents and restricted cash at beginning of period	$12,805
Net cash provided by (used in):
Operating activities	6,375
Investing activities	(21,944)
Financing activities	44,618
Net increase in cash, cash equivalents and restricted cash	29,049
Cash, cash equivalents and restricted cash at end of period	$41,854

Operating Activities

Cash flows from operating activities include, but are not limited to, interest income on our investments, and income distributions from our investments in unconsolidated funds and ventures.

Net cash flows provided by operating activities during the six months ended June 30, 2021, increased $1.9 million compared to such net cash flows during the six months ended June 30, 2020. This net increase was primarily driven by (i) a $1.5 million increase in interest payments received that was primarily attributable to the Company’s tax-exempt multifamily bond and (ii) a $0.5 million reduction in interest payments made that was primarily driven by a decrease in three-month LIBOR.

Investing Activities

Net cash flows associated with investing activities include, but are not limited to, principal payments; capital contributions and distributions; advance of loans held for investment; and sales proceeds from the sale of bonds, loans and real estate and other investments.

Net cash flows provided by investing activities during the six months ended June 30, 2021, increased $25.5 million compared to such net cash flows used in investing activities during the six months ended June 30, 2020. This net increase was primarily driven by (i) a $70.1 million decrease in net cash contributed to our Solar Ventures and (ii) a $5.8 million decrease in cash used for land improvements to our direct real estate investment. These net decreases in cash used were largely offset by a $49.7 million reduction in net principal payments received that was primarily due to the repayment of the Company’s loan receivable from Hunt in the first quarter of 2020.

Financing Activities

Net cash flows used in financing activities during the six months ended June 30, 2021, increased $70.3 million compared to net cash flows provided by financing activities during the six months ended June 30, 2020. The increase in the amount of cash used in financing activities was primarily attributable to (i) $24.6 million of payments made during the first half of 2021 to reduce the UPB of amounts drawn from our revolving credit facility and (ii) $32.8 million of advances received from financing transactions associated with the Company’s Infrastructure Bond investment and direct investment in real estate.

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

Table 11 summarizes the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2021, and December 31, 2020.

Table 11: Debt

	At		At
	June 30, 2021		December 31, 2020
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (1)	Rate (1)	Value (1)	Rate (1)
Subordinated debt	$92,097	1.5%	$93,212	1.5%
Revolving credit facility debt obligations	79,150	6.1	103,700	5.6
Notes payable and other debt	17,847	7.4	17,739	7.2
Asset related debt	22,987	2.5	23,154	2.5
Total debt	$212,081	3.8%	$237,805	3.8%
(1)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate resets.

Subordinated Debt

At June 30, 2021, and December 31, 2020, the Company had subordinated debt obligations that had a total UPB of $85.4 million and $86.3 million, respectively. This debt included four tranches that amortize 2.0% per annum over their contractual lives, are due to mature with balloon payments between March 2035 and July 2035 and require the Company to pay interest based upon three-month LIBOR plus a fixed spread of 2.0%. At June 30, 2021, the weighted-average interest pay rate on the outstanding debt was 2.2%.

Revolving Credit Facility Debt Obligations

At June 30, 2021, and December 31, 2020, MEH, a wholly owned subsidiary of the Company, had borrowed $79.1 million and $103.7 million, respectively, from the revolving credit facility. This debt obligation, which is guaranteed by the Company and secured by (i) specific assets of the Borrower and (ii) a pledge of all of the Company’s equity interest in the Borrower, which in turn owns our equity investments in the Solar Ventures, matures on September 19, 2022, and is subject to a 12-month extension solely to allow refinancing or orderly repayment of the debt obligation. This debt obligation bears interest equal to one-month LIBOR (subject to a 1.5% floor) plus a fixed spread of 2.75%, which, at June 30, 2021, was 4.25%.

Notes Payable and Other Debt

At June 30, 2021, and December 31, 2020, the Company had notes payable and other debt with a UPB of $18.0 million and $17.9 million, respectively.

At June 30, 2021, and December 31, 2020, $4.0 million of this debt relates to financing that was obtained to complete the purchase of the Company’s 11.85% ownership interest in SAWHF. This debt, which is denominated in South African rand, has a maturity date of January 18, 2022, and requires the Company to pay interest based upon the Johannesburg Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At June 30, 2021, the interest rate on this debt was 8.83%.

At June 30, 2021, and December 31, 2020, $4.3 million, of the notes payable and other debt relates to debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”). This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation is interest only until March 31, 2026 and then amortizes in three equal installments until its maturity date of January 1, 2027.

At June 30, 2021, and December 31, 2020, $9.6 million and $9.4 million, respectively, of our debt relates to financing that was obtained to finance the development of our direct investment in real estate. This debt obligation is secured by our direct investment in real estate and is guaranteed by the Company. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024 and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three-year extension term.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Company’s Consolidated Statements of Operations.

At June 30, 2021, and December 31, 2020, the carrying value of $23.0 million and $23.2 million, respectively, of asset related debt was recognized in connection with the conveyance of our Infrastructure Bond in the second quarter of 2020 to our counterparty for a total return swap (“TRS”) that was executed in connection with such conveyance. Such conveyance was reported as a secured borrowing and, therefore, proceeds received from the Company’s counterparty were reported as a debt obligation. The TRS agreement has a maturity date of June 6, 2022, and requires the Company to pay interest based upon the Securities Industry and Financial Markets Association index rate, subject to a 0.5% floor, plus a spread of 2.0%, which at June 30, 2021, was 2.5%. These payment terms are used to accrue interest related to the secured borrowing that was recognized upon conveyance of the Company’s bond investment. Additionally, under the terms of the TRS agreement, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Covenant Compliance

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies. The Company has filed its own slander of title lawsuit against the prospective purchaser for wrongly filing the Lis Pendens on the entire 150-acre property rather than the 26-acres in dispute. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At June 30, 2021, the UPB of this note payable was $9.7 million. Refer to Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information. At June 30, 2021, the Company was in compliance with all other covenants under its debt arrangements. At December 31, 2020, the Company was in compliance with all covenants under its debt arrangements.

Off-Balance Sheet Arrangements

At June 30, 2021, and December 31, 2020, the Company had no off-balance sheet arrangements.

Other Contractual Commitments

The Company is committed to make additional capital contributions to certain of its investments in partnerships and ventures. Refer to Notes to Consolidated Financial Statements - Note 3, “Investments in Partnerships,” for more information.

At June 30, 2021, and December 31, 2020, the Company had no unfunded loan commitments. Refer to Notes to Consolidated Financial Statements - Note 4, “Other Assets” for more information.

The Company uses derivative instruments to hedge interest rate and foreign currency risks. Depending upon movements in reference interest and foreign exchange rates, the Company may be required to make payments to the counterparties to these agreements. Refer to Notes to Consolidated Financial Statements – Note 6, “Derivative Instruments,” for more information about these instruments. On July 28, 2021, the Company terminated its foreign currency hedge positions.

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

On May 24, 2021, prior to the execution of the Merger Agreement, the Company amended its Rights Plan to provide that neither Parent nor Merger Sub nor any of their affiliates or associates will be deemed to be or become (i) an “Acquiring Person” as a result of the approval, adoption, execution, delivery and/or amendment of the Merger Agreement or the various voting agreements, (ii) a “Beneficial Owner” of, or have “Beneficial Ownership” of, or to “beneficially own” any shares of Company common stock under the Rights Plan; and (iii) neither a “Distribution Date” nor a “Stock Acquisition Date” under the Rights Plan will occur or be deemed to have occurred as a result of the approval, adoption, execution, delivery, and/or amendment of the Merger Agreement or various voting agreements; (iv) the rights issued under the Rights Plan will expire immediately prior to the effective time under the Merger Agreement, if the effective time occurs, and (v) nothing in the Rights Plan will be construed to give holders of rights certificates (or holders of Company Common Stock prior to the distribution date of the rights) under the Rights Plan any rights, remedies or claims as a result of the approval, adoption, execution, delivery, and/or amendment of the Merger Agreement or the various voting agreements. Such amendment will terminate automatically and will have no force or effect upon a termination of the Merger Agreement. A copy of the third amendment to the Rights Plan was included as an exhibit to a Form 8-K that the Company filed with the SEC on May 24, 2021, and incorporated by reference in this Report.

At June 30, 2021, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

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

Table 12:  Non-GAAP Reconciliations

	At	At	At
	June 30,	March 31,	December 31,
(in thousands, except per share data)	2021	2021	2020
Reconciliation of Book Value to Adjusted Book Value
Book Value (total shareholders' equity), as reported	$277,433	$280,256	$289,884
Less: DTAs, net	63,812	62,806	59,083
Adjusted Book Value	$213,621	$217,450	$230,801

Common shares outstanding	5,824	5,824	5,820

Reconciliation of Book Value per share to Adjusted Book Value per common share
Book Value (total shareholders' equity) per common share, as reported	$47.64	$48.12	$49.81
Less: DTAs, net per common share	10.96	10.78	10.15
Adjusted Book Value per common share	$36.68	$37.34	$39.66

Item 1. Financial Statements

MMA Capital Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	At	At
	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$17,032	$28,644
Restricted cash	15,423	17,617
Investments in debt securities (includes $24,709 and $24,741 pledged as collateral at June 30, 2021, and December 31, 2020, respectively)	24,709	31,038
Investments in partnerships (includes $342,310 and $364,990 pledged as collateral at June 30, 2021, and December 31, 2020, respectively)	354,055	376,198
Deferred tax assets, net	63,812	59,083
Other assets (includes $17,934 and $17,973 pledged as collateral at June 30, 2021, and December 31, 2020, respectively)	20,002	20,482
Total assets	$495,033	$533,062

LIABILITIES AND EQUITY
Debt	$212,081	$237,805
Accounts payable and accrued expenses	3,951	2,845
Other liabilities	1,568	2,528
Total liabilities	217,600	243,178

Commitments and contingencies (see Note 9)	—	—

Shareholders' equity
Preferred shares, no par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021, and December 31, 2020	—	—
Common shares, no par value, 50,000,000 shares are authorized (5,743,570 and 5,708,920 shares issued and outstanding and 80,422 and 111,032 non-employee directors' deferred shares issued at June 30, 2021, and December 31, 2020, respectively)	274,377	282,227
Accumulated other comprehensive income ("AOCI")	3,056	7,657
Total shareholders’ equity	277,433	289,884
Total liabilities and equity	$495,033	$533,062

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Interest on bonds	$485	$556	$3,336	$1,024
Interest on loans and short-term investments	8	45	21	136
Total interest income	493	601	3,357	1,160
Asset related interest expense
Bond related debt	164	47	327	47
Total interest expense	164	47	327	47
Net interest income	329	554	3,030	1,113

Non-interest income
Equity in income (losses) from unconsolidated funds and ventures	1,824	13,351	(7,856)	17,499
Net gains on bonds	4,080	—	4,080	—
Net (losses) gains on derivatives	(859)	(584)	756	(2,295)
Net losses on other assets	(164)	(201)	(222)	(201)
Net gains on loan	—	20	—	11
Other income	228	1	231	2
Non-interest income (loss)	5,109	12,587	(3,011)	15,016

Other expenses
Interest expense	1,878	2,418	3,867	4,687
External management fees and reimbursable expenses	1,975	2,449	4,276	5,209
General and administrative	360	372	761	731
Professional fees	1,190	624	2,191	1,333
Impairment losses	—	8,972	—	8,972
Other expenses	(156)	(146)	(105)	994
Total other expenses	5,247	14,689	10,990	21,926

Net income (loss) before income taxes	191	(1,548)	(10,971)	(5,797)
Income tax (expense) benefit	(53)	(1,960)	3,026	(769)
Net income (loss)	$138	$(3,508)	$(7,945)	$(6,566)

Basic and diluted loss per common share:
Income (loss) per common share	$0.02	$(0.60)	$(1.36)	$(1.13)

Weighted-average common shares outstanding:
Basic and Diluted	5,824	5,807	5,822	5,806

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$138	$(3,508)	$(7,945)	$(6,566)

Other comprehensive (loss) income
Bond related changes:
Net unrealized income (losses) (1)	$224	$467	$(2,106)	$(1,296)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(4,080)	—	(4,080)	—
Income tax benefit (expense)	1,059	(128)	1,699	356
Net change in other comprehensive (loss) income due to bonds, net of taxes	(2,797)	339	(4,487)	(940)
Foreign currency translation adjustment	(164)	(110)	(114)	716
Other comprehensive (loss) income	$(2,961)	$229	$(4,601)	$(224)

Comprehensive loss	$(2,823)	$(3,279)	$(12,546)	$(6,790)
(1)	During the six months ended June 30, 2021, net unrealized income (losses) include $2.4 million of net fair value gains that were realized in connection with the defeasance of the Company’s tax-exempt multifamily bond investment during such reporting period.

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	For the six months ended June 30, 2021
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2021	5,820	$282,227	$7,657	$289,884
Net loss	—	(8,083)	—	(8,083)
Other comprehensive loss	—	—	(1,640)	(1,640)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	95	—	95
Balance, March 31, 2021	5,824	$274,239	$6,017	$280,256
Net income	—	138	—	138
Other comprehensive loss	—	—	(2,961)	(2,961)
Balance, June 30, 2021	5,824	$274,377	$3,056	$277,433

	For the six months ended June 30, 2020
				Total Common
	Common Equity Before			Shareholders’
	AOCI		AOCI	Equity
	Shares	Amount
Balance, January 1, 2020	5,805	$273,492	$7,633	$281,125
Net loss	—	(3,058)	—	(3,058)
Other comprehensive loss	—	—	(453)	(453)
Common shares (restricted and deferred) issued under employee and non-employee director share plans	3	96	—	96
Common share repurchases	(1)	(41)	—	(41)
Balance, March 31, 2020	5,807	$270,489	$7,180	$277,669
Net loss	—	(3,508)	—	(3,508)
Other comprehensive income	—	—	229	229
Common shares (restricted and deferred) issued under employee and non-employee director share plans	4	97	—	97
Balance, June 30, 2020	5,811	$267,078	$7,409	$274,487

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,945)	$(6,566)
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and impairment	—	8,972
Net equity in losses (income) from investments in partnerships	7,856	(17,499)
Net gains on bonds	(4,080)	—
Net (gains) losses on derivatives	(1,000)	2,291
Net losses on other assets and loans	222	190
Current and deferred federal income tax (benefit) expense	(3,088)	777
Distributions received from investments in partnerships	14,720	14,823
Depreciation and amortization	367	277
Foreign currency (gains) losses	(112)	994
Stock-based compensation expense	95	193
Other, net	1,259	1,923
Net cash provided by operating activities	8,294	6,375
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds and loans held for investment (includes zero and $53,600 from a related party)	4,108	53,770
Advances on and originations of loans held for investment	—	(702)
Investments in partnerships and real estate	(74,729)	(114,651)
Capital distributions received from investments in partnerships	74,176	39,639
Net cash provided by (used in) investing activities	3,555	(21,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	348	112,272
Repayment of borrowings	(25,885)	(66,890)
Debt issuance costs	(118)	(723)
Repurchase of common shares	—	(41)
Net cash (used in) provided by financing activities	(25,655)	44,618
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,806)	29,049
Cash, cash equivalents and restricted cash at beginning of period	46,261	12,805
Cash, cash equivalents and restricted cash at end of period	$32,455	$41,854

The accompanying notes are an integral part of these consolidated financial statements.

MMA Capital Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,041	$4,313
Income taxes paid	82	—

Non-cash investing and financing activities:
Unrealized losses included in other comprehensive loss	(4,601)	(224)
Debt and liabilities extinguished through sales and principal redemptions on bonds	207	—

	At	At
	June 30,	December 31,
	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$17,032	$28,644
Restricted cash	15,423	17,617
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$32,455	$46,261

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

In addition to renewable energy investments, we continue to own a limited number of bond investments and real estate-related investments, and we continue to have subordinated debt with beneficial economic terms. Further, we have significant net operating loss carryforwards (“NOLs”) that may be used to offset future federal income tax obligations, a portion of which were reported as deferred tax assets (“DTAs”) in our Consolidated Balance Sheets at June 30, 2021, and December 31, 2020.

We operate as a single reporting segment.

Merger and Termination Agreements

On May 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP Acquisition Parent, LLC, a Delaware limited liability company (“Parent”), and FP Acquisition Merger Sub, LLC, a Delaware limited liability company, and a wholly owned subsidiary of Parent (“Merger Sub”). Parent is wholly owned by its two members, Fundamental Partners III, LP and Fundamental Partners IV, LP., which are investment funds affiliated with Fundamental Advisors, LP. Concurrently with the entry into the Merger Agreement, the Company entered into a Termination Agreement (the “Termination Agreement”) with the External Manager. The discussion that follows provides an abridged summary of the Merger Agreement and Termination Agreement and is qualified in its entirety by the full text of such agreements, which are attached as exhibits to a Form 8-K that the Company filed with the SEC on May 24, 2021, and incorporated by reference in this Report.

Merger Agreement

Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity and a wholly owned subsidiary of the Parent. At the effective time of the Merger (the “Effective Time”), Merger Sub will change its name to MMA Capital Holdings, LLC and each share of common stock of MMA (“Company Common Stock”) then outstanding will be converted into the right to receive $27.77 in cash, without interest (the “Merger Consideration”), other than (i) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (ii) any shares as to which appraisal rights have been perfected (and not withdrawn or lost) in accordance with the Delaware General Corporation Law (“DGCL”), which shares will be cancelled and converted into the right to receive a payment determined in accordance with the appraisal rights procedures of the DGCL.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of closing conditions set forth in the Merger Agreement, including, among others, (i) the approval of the Company’s shareholders, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), of which the waiting period expired at midnight on July 19, 2021, (iii) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to MMA, and (iv) the consummation of the transactions described in the Termination Agreement and in a certain Assignment and Assumption Agreement also dated May 24, 2021, by and between the External Manager and Parent (the “Assignment Agreement”).

Termination Agreement

The Company is externally managed by the External Manager pursuant to a Management Agreement dated January 8, 2018 (as amended, the “Management Agreement”). The Management Agreement provides, among other things, that the Company must pay the External Manager a termination fee if the Company desires to terminate the Management Agreement other than for cause. Parent requires as a condition of the Merger that the Company terminate the Management Agreement immediately prior to the Effective Time. The External Manager has agreed to terminate the Management Agreement upon payment of the termination fee in order to allow the Merger to proceed. The termination fee shall be comprised of (i) an amount in cash equal to $16.5 million and (ii) the assignment by the Company to the External Manager of the Company’s South African assets, which were agreed to by the parties to have a value of $3.9 million.

Special Meeting of the Company’s Shareholders

A special meeting of the shareholders of the Company will be held at 9:00 a.m. on August 10, 2021. At the special meeting, holders of the Company’s common stock entitled to vote at the meeting will be asked to consider and vote upon:

●	a proposal to adopt the Merger Agreement, pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly owned subsidiary of Parent (the “Merger Proposal”); and

●	a proposal to approve one or more adjournments of the special meeting to a later date or dates, if necessary or appropriate, including to solicit additional proxies if there are insufficient votes at the time of the special meeting or any adjournment or postponement of the special meeting to approve the Merger Proposal (the “Adjournment Proposal”).

The Company’s board of directors (the “Board”), after considering the factors more fully described in the definitive proxy statement that was filed with the SEC on July 13, 2021, has approved the Merger Agreement and the transactions contemplated thereby, including the Merger, upon the terms and conditions set forth in the Merger Agreement, and determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, advisable and in the best interests of, the Company and its shareholders. The Board recommends that shareholders vote “FOR” the proposal to adopt the Merger Agreement and approve the Merger and the other transactions contemplated by the Merger Agreement and further recommends that shareholders vote “FOR” the Adjournment Proposal.

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

Note 2—Investments in Debt Securities

At June 30, 2021, and December 31, 2020, the Company’s investments in debt securities consisted of one tax-exempt infrastructure bond, while at December 31, 2020, the Company also owned one multifamily tax-exempt mortgage revenue bond. These investments were classified as available-for-sale for reporting purposes and are measured on a fair value basis in our Consolidated Balance Sheets.

Multifamily tax-exempt bonds are issued by state and local governments or their agencies or authorities to finance affordable multifamily rental housing. Generally, the only source of security on these bonds is a mortgage on the underlying property. On May 3, 2021, the Company sold its tax-exempt multifamily bond to a third party for $4.1 million.

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

The following tables provide information about the unpaid principal balance (“UPB”), amortized cost, gross unrealized gains and fair value (“FV”) associated with the Company’s investments in bonds that are classified as available-for-sale:

	At
	June 30, 2021
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,205	$20,389	$4,320	$24,709	94%

	At
	December 31, 2020
			Gross
		Amortized	Unrealized		FV as a %
(in thousands)	UPB	Cost (1)	Gains	FV	of UPB
Infrastructure Bond	$26,440	$20,532	$4,209	$24,741	94%
Multifamily tax-exempt bond	4,000	—	6,297	6,297	157%
Total	$30,440	$20,532	$10,506	$31,038	102%
(1)	Amortized cost consists of the UPB, unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary-impairment (“OTTI”) recognized in “Impairments” in our Consolidated Statements of Operations.

See Note 7, “Fair Value,” which describes factors that contributed to the $6.3 million decrease in the reported fair value of the Company’s investments in debt securities for the six months ended June 30, 2021.

Nonaccrual Bonds

At June 30, 2021, and December 31, 2020, the Company had no bonds that were on nonaccrual status.

Bond Sales and Redemptions

The Company recognized cash proceeds in connection with sales or full redemption of its investments in bonds of $4.1 million for the three months and six months ended June 30, 2021. There were no sales or redemptions in full of investments in bonds during the three months and six months ended June 30, 2020.

Note 3—Investments in Partnerships

The following table provides information about the carrying value of the Company’s investments in partnerships and ventures:

	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Investment in Solar Ventures	$340,847	$363,157
Investments in U.S. real estate partnerships	11,745	11,208
Investment in South Africa Workforce Housing Fund ("SAWHF")	1,463	1,833
Total investments in partnerships	$354,055	$376,198

Investments Related to the Solar Ventures

At June 30, 2021, we were a 50% investor member in the joint ventures through which we invest in renewable energy projects though we may periodically have a minority economic interest as a result of non-pro rata capital contributions made by our capital partner pursuant to a non-pro rata funding agreement between the Company and our capital partner. Distributions from such ventures are generally made in proportion to the members’ respective economic interests but may be made disproportionately to our capital partner, when our capital partner has made non-pro rata capital contributions, until such time that the amount of equity invested by the Company and its capital partner have come back into equal balance. At June 30, 2021, the Company held a minority economic interest of 33.5%, 45.0% and 34.7% in Solar Construction Lending, LLC (“SCL”), Solar Permanent Lending, LLC (“SPL”) and Solar Development Lending, LLC (“SDL”), respectively, which represented a weighted-average economic interest of 36.6% in such ventures. These three joint ventures together, are hereinafter collectively referred to as the “Solar Ventures.” At December 31, 2020, the Company held 45.2%, 45.0% and 42.3% economic interests in SCL, SPL and SDL, respectively. The Company is the sole member in Renewable Energy Lending, LLC (“REL”).

At June 30, 2021, the carrying value of the Company’s equity investments in SCL, SPL and SDL was $73.0 million, $87.2 million and $180.6 million, respectively. None of these investees were assessed to constitute a Variable Interest Entity (“VIE”) and the Company accounts for all of these investments using the equity method of accounting. At June 30, 2021, these joint ventures had $373.9 million of unfunded loan commitments that required borrowers to meet various conditions set forth in governing loan agreements in order for funding to occur. At June 30, 2021, based upon our 50% interest in these ventures and various non-pro rata capital contribution agreements, the Company is obligated to $62.9 million of such commitments. The unfunded loan commitments that qualified for funding, were anticipated to be funded primarily by capital within the joint ventures through a combination of existing loan redemptions and uninvested capital. Uninvested capital or capital shortfalls may arise due to the difficulty of aligning the timing of loan repayments with funding obligations on a dollar-for-dollar basis. To the extent capital within the joint ventures is not sufficient to meet their funding obligations additional capital contributions by the members of the Solar Ventures is required.

The Company paid $5.1 million for the buyout of our prior investment partner’s ownership interest in REL, on June 1, 2018, which was allocated to the net assets acquired based upon their relative fair values. This allocation resulted in a cumulative basis adjustment of $4.5 million to the Company’s investments that is amortized over the remaining investment period of SCL. The amortization expense related to the Company’s basis difference was $0.2 million for the three months ended June 30, 2021, and June 30, 2020, and $0.4 million for the six months ended June 30, 2021, and June 30, 2020. At June 30, 2021, and December 31, 2020, the unamortized balance of the Company’s basis difference was $1.8 million and $2.2 million, respectively.

During the period from June 30, 2021, through August 2, 2021, the Company and its capital partner in SCL and SDL funded various non-pro rata capital contributions, whereby our capital partner contributed $20.0 million of $30.0 million in SCL capital calls, while the Company contributed the balance of these capital calls, or $10.0 million. Additionally, our capital partner contributed the full $63.4 million in SDL capital calls, while the Company received the full $10.0 million of distributions from SDL. As a consequence of these non-pro rata capital contributions and distributions, at August 2, 2021, our economic interest in SDL decreased to 29.7%. There was no change in our economic interest in SCL and SPL during the period from June 30, 2021, through August 2, 2021. The aforementioned non-pro rata capital contributions and distributions made during such period resulted in an overall weighted-average investment in the Solar Ventures of 33.6% at August 2, 2021.

The following table provides information about the carrying amount of total assets and liabilities of all renewable energy related investees in which the Company had an equity method investment:

	At	At
	June 30,	December 31,
	2021	2020
(in thousands)
Total assets (1)	$929,271	$831,077
Other liabilities (2)	2,598	4,059

(1)Assets of these ventures are primarily comprised of loans that are carried at fair value.

(2)Other liabilities of these ventures are primarily comprised of interest reserves.

The following table provides information about the gross revenue, operating expenses and net income (loss) of all renewable energy related investees in which the Company had an equity method investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross revenue	$16,329	$24,596	$29,822	$46,417
Operating expenses	2,005	1,521	3,949	3,542
Net income (loss) and net income (loss) attributable to the entities (1)	9,685	32,005	(10,632)	42,831

(1)	Net income includes $4.6 million and $36.5 million of net fair value losses for the three and six months ended June 30, 2021, respectively, and excludes $17.7 million and $33.6 million of interest income given the nonaccrual treatment of certain loans for the three and six months ended June 30, 2021, respectively. Net income for the three months ended June 30, 2020, includes $8.9 million of net fair value gains related to loans funded by the Solar Ventures. Net fair value gains related to funded loans that were recognized during the six months ended June 30, 2020, were immaterial.

Investments in U.S. Real Estate Partnerships

At June 30, 2021, the $11.7 million reported carrying value of investments in U.S. real estate partnerships represented the Company’s 80% ownership interest in a joint venture that owns and operates a mixed-use town center and undeveloped land parcels in Spanish Fort, Alabama (“SF Venture”). Based upon the venture’s operating agreement, the Company has the right to a preferred return on its unreturned capital contributions with the exception of such contributions that have been contributed for the payment of undeveloped land license fees, which have a lower priority of repayment; as well as the right to share in excess cash flows of the real estate venture. As of June 30, 2021, the Company held a 79.8% economic interest based upon the partnership’s distribution waterfall. This entity was determined not to be a VIE because decision-making rights are shared equally among its members. Accordingly, the Company accounts for this investment using the equity method of accounting.

The following table provides information about the total assets, debt and other liabilities of the U.S. real estate partnerships in which the Company held an equity investment:

	At	At
	June 30,	December 31,
	2021	2020
(in thousands)
Total assets	$46,829	$47,632
Debt	6,987	6,644
Other liabilities	9,167	9,612

The following table provides information about the gross revenue, operating expenses and net loss of U.S. real estate partnerships in which the Company had an equity investment:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross revenue	$401	$549	$923	$1,191
Operating expenses	432	392	961	1,107
Net loss and net loss attributable to the entity	(713)	(645)	(1,229)	(1,400)

Investment in SAWHF

SAWHF was determined not to be a VIE, and therefore, the Company accounts for this investment using the equity method of accounting. At June 30, 2021, the carrying value of the Company’s 11.85% equity investment in SAWHF was $1.5 million.

The following table provides information about the carrying value of total assets and other liabilities of SAWHF:

	At	At
	June 30,	December 31,
	2021	2020
(in thousands)
Total assets	$12,717	$15,861
Other liabilities	126	150

The following table provides information about the gross revenue, operating expenses and net income of SAWHF:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross revenue	$357	$405	$366	$1,517
Operating expenses	101	145	218	636
Net income and net income attributable to the entity	118	1,045	458	1,121

Note 4—Other Assets

The following table provides information related to the carrying value of the Company’s other assets:

	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Other assets:
Real estate owned	$15,632	$15,510
Debt issue costs	1,417	2,004
Equity investments	2,302	2,463
Derivative assets	242	61
Accrued interest receivable	138	139
Other assets	271	305
Total other assets	$20,002	$20,482

Real Estate Owned (“REO”)

The following table provides information about the carrying value of the Company’s REO held for use, net:

	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Land improvements	$13,013	$12,891
Land	2,619	2,619
Total	$15,632	$15,510

Land improvements are depreciated over a period of 15 years.

The Company’s investments include the Company’s REO, which consists of a parcel of land that is currently in the process of being developed. Since the Company’s REO has not been placed in service, no depreciation expense was recognized in connection with this land investment for the three months and six months ended June 30, 2021, and June 30, 2020, nor were any impairment losses recognized by the Company during these periods in connection with our REO.

Debt Issuance Costs

The Company incurred, but deferred in the Consolidated Balance Sheets, $3.4 million of debt issuance costs in connection with the execution by MMA Energy Holdings, LLC (“MEH” or “Borrower”), a wholly owned subsidiary of the Company, of a credit agreement for a revolving credit facility with various lenders. These costs are being amortized ratably over the three-year term of the revolving credit facility as an adjustment of interest expense that is recognized in connection with the UPB of amounts drawn from such credit facility. During the three and six months ended June 30, 2021, the Company recognized $0.3 million and $0.6 million, respectively, and $0.3 million and $0.5 million during the three and six months ended June 30, 2020, respectively, of interest expense in the Company’s Consolidated Statements of Operations related to the amortization of debt issuance costs for the revolving credit facility. At June 30, 2021, and December 31, 2020, the unamortized balance of debt issuance costs was $1.4 million and $2.0 million, respectively. See Note 5, “Debt,” for more information.

Equity Investments

On May 22, 2020, the Company received a $2.9 million pro rata distribution from SAWHF of 7.2 million shares of a residential real estate investment trust (“REIT”) that are listed on the Main Board of the Johannesburg Stock Exchange (“JSE”). These REIT shares, which trade under the trading symbol “TPF,” are reported at their fair value and are denominated in South African rand. These shares are pledged as collateral to the SAWHF debt included within notes payable and other debt. At June 30, 2021, the carrying value of these shares was $2.3 million. See Note 5, “Debt,” Note 7, “Fair Value,” and Note 8, “Guarantees and Collateral” for more information.

Derivative Assets

At June 30, 2021, and December 31, 2020, the Company recognized $0.2 million and $0.1 million, respectively, of derivative assets. See Note 6, “Derivative Instruments,” for more information.

Loans Held For Investment

On January 3, 2020, the UPB of $53.6 million of the Hunt Note was repaid and on December 30, 2020, the UPB of $1.3 million of the Company’s renewable energy-related loan was repaid. The Company had no unfunded loan commitments at June 30, 2021, and December 31, 2020.

Note 5—Debt

The table below provides information about the carrying values and weighted-average effective interest rates of the Company’s debt obligations that were outstanding at June 30, 2021, and December 31, 2020:

	At		At
	June 30, 2021		December 31, 2020
		Wtd. Avg.		Wtd. Avg.
		Effective		Effective
	Carrying	Interest	Carrying	Interest
(dollars in thousands)	Value (4)	Rate (4)	Value (4)	Rate (4)
Other Debt
Subordinated debt (1)
Due within one year	$2,198	1.5%	$2,217	1.5%
Due after one year	89,899	1.5	90,995	1.5
Revolving credit facility debt obligations
Due within one year	—	—	—	—
Due after one year	79,150	6.1	103,700	5.6
Notes payable and other debt (2)
Due within one year	4,159	14.7	4,206	13.7
Due after one year	13,688	5.2	13,533	5.2

Total other debt	189,094	4.0	214,651	4.0

Asset Related Debt
Notes Payable and Other Debt
Bond related debt (3)
Due within one year	22,987	2.5	242	2.5
Due after one year	—		22,912	2.5

Total asset related debt	22,987	2.5	23,154	2.5

Total debt	$212,081	3.8%	$237,805	3.8%
(1)	The subordinated debt balances include net cost basis adjustments of $6.7 million and $6.9 million at June 30, 2021, and December 31, 2020, respectively, that pertain to premiums and debt issuance costs.

(2)	Included in Other Debt – notes payable and other debt were unamortized debt issuance costs of $0.2 million at June 30, 2021, and December 31, 2020.
(3)	Included in Asset Related Debt – notes payable and other debt – bond related debt were unamortized debt issuance costs of $0.1 million at June 30, 2021, and December 31, 2020.
(4)	Carrying value amounts and weighted-average interest rates reported in this table include the effects of any discounts, premiums and other cost basis adjustments. An effective interest rate represents an internal rate of return of a debt instrument that makes the net present value of all cash flows, inclusive of cash flows that give rise to cost basis adjustments, equal zero and in the case of (i) fixed rate instruments, is measured as of an instrument’s issuance date and (ii) variable rate instruments, is measured as of each date that a reference interest rate is reset.

Covenant Compliance and Debt Maturities

The following table provides information about scheduled principal payments associated with the Company’s debt agreements that were outstanding at June 30, 2021:

Asset Related Debt
(in thousands)	and Other Debt
2021	$1,115
2022	107,940
2023	11,568
2024	1,813
2025	3,131
Thereafter	80,066
Net premium and debt issue costs	6,448
Total debt	$212,081

On February 24, 2021, a prospective purchaser filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property of our direct investment in real estate. The Company intends to vigorously defend against these claims and pursue available remedies. The Company has filed its own slander of title lawsuit against the prospective purchaser for wrongly filing the Lis Pendens on the entire 150-acre property rather than the 26-acres in dispute. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing of this property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At June 30, 2021, the UPB of this note payable was $9.7 million. Refer to Note 9, “Commitments and Contingencies,” for more information. At June 30, 2021, the Company was in compliance with all other covenants under its debt arrangements.

Other Debt

Other debt of the Company finances non-interest-bearing assets and other business activities of the Company. The interest expense associated with this debt is classified as “Interest expense” under “Other expenses” on the Consolidated Statements of Operations.

Subordinated Debt

The table below provides information about the key terms of the subordinated debt that was issued by MMA Financial Holdings, Inc. (“MFH”), the Company’s wholly owned subsidiary, and that was outstanding at June 30, 2021:

(dollars in thousands)		Net Premium		Interim
		and Debt	Carrying	Principal
Issuer	UPB	Issuance Costs	Value	Payments (1)	Maturity Date	Coupon
MFH	$25,229	$2,035	$27,264	Amortizing	March 30, 2035	three-month LIBOR plus 2.0%
MFH	22,941	1,847	24,788	Amortizing	April 30, 2035	three-month LIBOR plus 2.0%
MFH	13,224	985	14,209	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
MFH	24,043	1,793	25,836	Amortizing	July 30, 2035	three-month LIBOR plus 2.0%
Total	$85,437	$6,660	$92,097
(1)	The subordinated principal amortizes 2.0% per annum.

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

Borrowing under the revolving credit facility bears interest at the one-month London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (subject to a 1.5% floor), plus a fixed spread of 2.75% per annum. At June 30, 2021, the LIBOR base rate plus the fixed spread was 4.25%. At June 30, 2021, the weighted-average effective interest rate of the Company’s obligation was 6.1%. The Borrower has also agreed to pay certain customary fees and expenses and to provide certain indemnities. In certain circumstances where the interest rate is unable to be determined, including in the likely event LIBOR ceases to be published, the administrative agent to the credit agreement will select a new rate in its reasonable judgment, including any adjustment to the replacement rate to reflect a different credit spread. The maturity date of the credit agreement is September 19, 2022, subject to a 12-month extension solely to allow refinancing or orderly repayment of the facility.

At June 30, 2021, the UPB and carrying value of amounts borrowed from the revolving credit facility was $79.1 million. During the six months ended June 30, 2021, the Company paid down the amounts drawn on the revolving credit facility to remain in compliance with the borrowing base eligibility criteria of the facility due to increased lending on the ERCOT loans, which were ineligible for the facility during such reporting period.

Notes Payable and Other Debt

At June 30, 2021, the UPB and carrying value of notes payable and other debt that was used to finance the Company’s 11.85% ownership interest in SAWHF was $4.0 million. This debt, which is denominated in South African rand, has a maturity date of January 18, 2022, and requires the Company to pay its counterparty a rate equal to the Johannesburg

Interbank Agreed Rate (“JIBAR”) plus a fixed spread of 5.15%. At June 30, 2021, the JIBAR base rate was 3.68% and this debt obligation’s weighted-average effective interest rate, which is recalculated over the life of the debt instrument when JIBAR resets and incorporates the impact of the unamortized balance of debt issuance costs into its derivation, was 14.09%.

At June 30, 2021, the UPB and carrying value of notes payable and other debt obligations to the Morrison Grove Management, LLC principals (“MGM Principals”) was $4.3 million. This debt bears interest at 5.0%. The $2.8 million debt obligation amortizes over its contractual life and is due to mature on January 1, 2026. The $1.5 million debt obligation pays interest only until March 31, 2026, and then amortizes in three equal installments until its maturity date of January 1, 2027.

At June 30, 2021, and December 31, 2020, $9.6 million and $9.4 million, respectively, of notes payable and other debt obligations relates to financing that was obtained to finance the development of our direct investment in real estate. This debt obligation is secured by our REO and is guaranteed by the Company. The contractual maturity date of this facility is June 1, 2023, although the facility is subject to three extension options (at the discretion of the borrower and lender): (i) the first extension term would expire on November 1, 2023; (ii) the second extension term would expire on May 1, 2024, and (iii) the final amortized term would expire three years after the initial term, first extension term and second extension term, as applicable. Amounts drawn from this debt facility are repayable on an interest only basis at a rate of 4.85% with all outstanding principal due at maturity during the initial term, first extension term and second extension term. However, during the final extension term the debt bears interest at a rate of three-month LIBOR plus 3.0% per annum, subject to a 5.0% floor with principal amortization required monthly over the three-year extension term. At June 30, 2021, the UPB of this debt obligation was $9.7 million.

Asset Related Debt

Asset related debt is debt that finances interest-bearing assets of the Company. The interest expense associated with this debt is included within “Net interest income” on the Consolidated Statements of Operations.

At June 30, 2021, and December 31, 2020, the carrying value of $23.0 million and $23.2 million, respectively, of asset related debt was recognized in connection with the conveyance of our Infrastructure Bond in the second quarter of 2020 to our counterparty for a total return swap (“TRS”) agreement that was executed in conjunction with such conveyance. The conveyance of the Company’s interest in such bond was treated for reporting purposes as a secured borrowing while the TRS agreement that was executed simultaneously with such conveyance did not receive financial statement recognition since such derivative instrument caused the conveyance of the Company’s interest in this bond not to qualify as a sale for reporting purposes.

At June 30, 2021, under the terms of this TRS agreement, which has a maturity date of June 6, 2022, the counterparty is required to pay the Company an amount equal to the interest payments received on the underlying bond (UPB of $26.2 million with a pay rate of 6.3% at June 30, 2021). The Company is required to pay the counterparty a rate that is based upon the Securities Industry and Financial Markets Association (“SIFMA”) index rate, subject to a 0.5% floor, plus a spread of 2.0% (notional amount of $23.1 million with a pay rate of 2.5% at June 30, 2021). Additionally, under the terms of the TRS agreement, the Company’s TRS counterparty is entitled to share in 10% of the increase in fair value, if any, of the conveyed Infrastructure Bond between the trade and termination dates of the TRS agreement. For reporting purposes, this provision is treated as a freestanding derivative instrument that is reported on a fair value basis.

Letters of Credit

The Company had no letters of credit outstanding at June 30, 2021, and December 31, 2020.

Note 6—Derivative Instruments

The Company uses derivative instruments for various purposes. Pay-fixed interest rate swaps, interest rate basis swaps and interest rate caps are used to manage interest rate risk. Foreign currency forward exchange agreements are used to manage currency risk associated with the financing of our SAWHF equity investment. On July 28, 2021, the Company terminated its foreign currency hedge positions.

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

The following table provides information about the carrying value of the Company’s derivative instruments:

	Fair Value
	At		At
	June 30, 2021		December 31, 2020
(in thousands)	Assets	Liabilities	Assets	Liabilities
Basis swaps	$—	$133	$—	$542
Interest rate caps	242	—	61	—
Interest rate swaps	—	999	—	1,665
Foreign currency forward exchange	—	298	—	86
Gain share arrangement (1)	—	138	—	96
Total carrying value of derivative instruments	$242	$1,568	$61	$2,389

(1)	Refer to Note 5, “Debt” for more information.

The following table provides information about the notional amounts of the Company’s derivative instruments:

	Notional Amounts
	At	At
	June 30,	December 31,
(in thousands)	2021	2020
Basis swaps	$35,000	$35,000
Interest rate caps	35,000	35,000
Interest rate swaps	35,000	35,000
Foreign currency forward exchange	4,606	4,494
Total notional amount of derivative instruments	$109,606	$109,494

The following table provides information about the net losses that were recognized by the Company in connection with its derivative instruments:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Basis swaps (1)	(148)	143	$371	$(936)
Interest rate caps	(131)	(18)	181	(154)
Interest rate swaps (2)	(268)	(466)	461	(2,044)
Foreign currency forward exchange	(215)	(207)	(213)	875
Gain share arrangement	(97)	(36)	(44)	(36)
Total net (losses) gains of derivative instruments	$(859)	$(584)	$756	$(2,295)
(1)	The accrual of net interest payments that are made in connection with basis swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash paid was de minimis for the three months ended

June 30, 2021, and June 30, 2020. Net cash paid was de minimis for the six months ended June 30, 2021, and net cash received was de minimis for the six months ended June 30, 2020.
(2)	The accrual of net interest payments that are made in connection with interest rate swaps is classified as a component of “Net (losses) gains on derivatives” on the Consolidated Statements of Operations. Net cash paid was $0.1 million and $0.2 million for the three months and six months ended June 30, 2021. Net cash received was de minimis for the three months and six months ended June 30, 2020.

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

Recurring Changes in Fair Value

The following tables present the carrying amounts of assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of our assets and liabilities are categorized:

	At
	June 30,	Fair Value Measurements
(in thousands)	2021	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$24,709	$—	$—	$24,709
Equity investments	2,302	2,302	—	—
Derivative instruments	242	—	242	—

Liabilities:
Derivative instruments	$1,568	$—	$1,568	$—

	At
	December 31,	Fair Value Measurements
(in thousands)	2020	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$31,038	$—	$—	$31,038
Equity investments	2,463	2,463	—	—
Derivative instruments	61	—	61	—

Liabilities:
Derivative instruments	$2,389	$—	$2,389	$—

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2021:

Investments in
(in thousands)	Debt Securities
Balance, April 1, 2021	$28,753
Net gains included in earnings (1)	4,080
Net change in AOCI (2)	(3,855)
Impact from sales or redemptions	(4,080)
Impact from settlements (3)	(189)
Balance, June 30, 2021	$24,709
(1)	This amount represents $4.1 million of net fair value gains that were realized during this reporting period in connection with the sale of the Company’s tax-exempt multifamily bond investment.
(2)	This amount represents the reclassification into the Consolidated Statements of Operations of $4.1 million of net fair value gains related to the Company’s tax-exempt multifamily bond investment that was sold during this period. This decline was partially offset by $0.2 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investment.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the three months ended June 30, 2020:

	Investments
	in Debt	Loans Held for	Derivative
(in thousands)	Securities	Investment	Liabilities
Balance, April 1, 2020	$29,645	$1,271	$—
Net losses included in earnings (1)	—	20	(36)
Net change in AOCI (2)	467	—	—
Impact from sales or redemptions	—		—
Impact from settlements (3)	(124)	—	—
Balance, June 30, 2020	$29,988	$1,291	$(36)
(1)	This amount represents $20 thousand of unrealized gains recognized during this reporting period in connection with the Company’s loan investment held at June 30, 2020. This amount is classified as “Net gains on loans” in the Company’s Consolidated Statement of Operations. In addition, the Company recognized $36 thousand of unrealized losses during this reporting period related to the gain share arrangement that is classified as “Net (losses) gains on derivatives” in the Company’s Statement of Operations.
(2)	This amount represents $0.5 million of net unrealized gains recognized during this reporting period in connection with the Company’s bond investments.

(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2021:

Investments
in Debt
(in thousands)	Securities
Balance, January 1, 2021	$31,038
Net gains included in earnings (1)	4,080
Net change in AOCI (2)	(6,186)
Impact from sales or redemptions	(4,080)
Impact from settlements (3)	(143)
Balance, June 30, 2021	$24,709
(1)	This amount represents $4.1 million of net fair value gains that were realized during this reporting period in connection with the sale of the Company’s tax-exempt multifamily bond investment.
(2)	This amount represents the reclassification into the Consolidated Statements of Operations of $4.1 million of net fair value gains related to the Company’s tax-exempt multifamily bond investment during this period and $2.1 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(3)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

Changes in the fair value of assets and liabilities that are measured at fair value on a recurring basis and that are categorized as Level 3 within the fair value hierarchy are attributed in the following table to identified activities that occurred during the six months ended June 30, 2020:

	Investments
	in Debt	Loans Held for	Derivative
(in thousands)	Securities	Investment	Liabilities
Balance, January 1, 2020	$31,365	$500	$—
Net losses included in earnings (1)	—	11	(36)
Net change in AOCI (2)	(1,296)	—	—
Impact from loan originations	—	780	—
Impact from settlements (3)	(81)	—	—
Balance, June 30, 2020	$29,988	$1,291	$(36)
(4)	This amount represents $11 thousand of unrealized losses recognized during this reporting period in connection with the Company’s loan investment held at June 30, 2020. This amount is classified as “Net gains on loans” in the Company’s Consolidated Statement of Operations. In addition, the Company recognized $36 thousand of unrealized losses during this reporting period related to the gain share arrangement that is classified as “Net (losses) gains on derivatives” in the Company’s Statement of Operations.
(5)	This amount represents $1.3 million of net unrealized losses recognized during this reporting period in connection with the Company’s bond investments.
(6)	This impact considers the effect of principal payments received and amortization of cost basis adjustments.

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

●	Market yield – is a market rate of return used to calculate the present value of future expected cash flows to arrive at the fair value of an instrument. The market yield typically consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, Municipal Market Data or SIFMA index rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.
●	Capitalization rate – is calculated as the ratio between the net operating income produced by a commercial real estate property and the price for the asset. A significant decrease in this input in isolation would result in a significantly higher fair value measurement.

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

Fair Value Measurement at June 30, 2021
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,709	Discounted cash flow	Market yield	7.02%	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

	Fair Value Measurement at December 31, 2020
		Significant	Significant
		Valuation	Unobservable		Weighted
(dollars in thousands)	Fair Value	Techniques	Inputs (1)	Range (1)	Average
Recurring Fair Value Measurements:
Investments in debt securities:
Infrastructure Bond	$24,741	Discounted cash flow	Market yield	7.1%	N/A
Multifamily tax-exempt bond
Subordinated cash flow	6,297	Discounted cash flow	Market yield	6.9	N/A
			Capitalization rate	6.4	N/A
(1)	Unobservable inputs reflect information that is not based upon independent sources that are readily available. These inputs are based upon assumptions and internally generated data made by the Company, which may include significant judgment that has been developed based upon available information from third-party sources or dealers about what a market participant would use in valuing the asset.

Nonrecurring Changes in Fair Value

There were no nonrecurring fair value adjustments recognized by the Company during the three months and six months ended June 30, 2021. At June 30, 2020, the Company’s equity investment in SF Venture was assessed to be other-than-temporarily impaired. Consequently, the Company adjusted the carrying value of such investment to its fair value as of such reporting date, which was estimated by determining the Company’s share of the net asset value (“NAV”) of the SF

Venture at June 30, 2020, where the assets and liabilities of the SF Venture were adjusted to their fair values as of such reporting date and a discount for lack of marketability was then applied to the Company’s share of the measured NAV of the SF Venture. The Company recognized a $9.0 million impairment loss in adjusting this investment’s carrying value to its measured fair value at June 30, 2020. Because of the limited observability of certain valuation inputs that were used to measure the fair value of this equity investment, it was classified as level 3 in the fair value hierarchy at June 30, 2020.

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

	At
	June 30, 2021
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,032	$17,032	$—	$—
Restricted cash	15,423	15,423	—	—

Liabilities:
Notes payable and other debt - bond related	22,987	—	—	23,060
Notes payable and other debt - non-bond related	17,847	—	—	17,790
Revolving credit facility obligations	79,150	—	—	79,150
Subordinated debt issued by MFH	92,097	—	—	63,083

	At
	December 31, 2020
	Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,644	$28,644	$—	$—
Restricted cash	17,617	17,617	—	—

Liabilities:
Notes payable and other debt - bond related	23,154	—	—	23,267
Notes payable and other debt - non-bond related	17,739	—	—	17,552
Revolving credit facility obligations	103,700	—	—	103,700
Subordinated debt issued by MFH	93,212	—	—	53,204

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

Subordinated debt – Fair value is measured by discounting projected contractual payments of principal and interest using the instrument’s estimated market yield, which was 7.1% and 8.4% at June 30, 2021, and December 31, 2020, respectively. As outlined in the table above, at June 30, 2021, the aggregate fair value was measured at $63.1 million. At June 30, 2021, the measured fair value of this debt would have been $78.6 million and $51.5 million had its market yield been 4.6% and 9.6%, respectively. The measured fair value of this debt is inherently judgmental and based on management’s assumption of market yields. There can be no assurance that the Company could repurchase the remaining subordinated debt at the measured fair values reflected in the table above or that the debt would trade at that price.

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

Collateral and Restricted Assets

The following tables summarize assets that are either pledged or restricted for the Company’s use at June 30, 2021, and December 31, 2020:

	At
	June 30, 2021
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,011	$—	$340,847	$—	$341,858
Debt related to the Infrastructure Bond investment	9,827	24,709	—	—	34,536
Debt related to the Company's REO	250	—	—	15,632	15,882
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,375	—	1,463	2,302	5,140
Interest rate swaps	2,960	—	—	—	2,960
Total	$15,423	$24,709	$342,310	$17,934	$400,376

	At
	December 31, 2020
		Investments			Total
	Restricted	in Debt	Investments in	Other	Assets
(in thousands)	Cash	Securities	Partnerships	Assets	Pledged
Debt related to the revolving credit facility	$1,502	$—	$363,157	$—	$364,659
Debt related to the Infrastructure Bond investment	10,020	24,741	—	—	34,761
Debt related to the Company's REO	250	—	—	15,510	15,760
Debt and derivatives related to the Company's 11.85% ownership interest in SAWHF	1,374	—	1,833	2,463	5,670
Interest rate swaps	4,463	—	—	—	4,463
Other	8	—	—	—	8
Total	$17,617	$24,741	$364,990	$17,973	$425,321

Note 9—Commitments and Contingencies

Operating Leases

The Company had no future rental commitments at June 30, 2021. The Company engaged our External Manager to manage the Company’s continuing operations on January 8, 2018, and conveyed all its operating lease agreements to Hunt at such time.

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

On February 11, 2021, SAH 2001 Fund III MM, Inc. (“SAH”) served Jolt Realty, LLC (“Jolt”) and MMA Capital TC Fund I, LLC (“TC Fund I”) with a Complaint filed in the Superior Court of California, County of Orange. SAH is the managing member of the LNR 2001 Fund III MM, Inc. (the “Fund”). TC Fund I, through Jolt, its wholly owned subsidiary, is the investing member of the Fund. In its Complaint, SAH alleges that in July 2017, it mistakenly paid $1.8 million to Jolt as part of the distribution of proceeds from the sale of property from the Fund. SAH seeks return of that payment based on an alleged breach of the Fund’s Operating Agreement (Count I), unjust enrichment (Count II), and breach of the implied covenant of good faith and fair dealing (Count III). On January 8, 2018, MMA entered into a Master Transaction Agreement with an affiliate of its External Manager (the “MTA”), pursuant to which, among other things, MMA sold its interest in TC Fund I to an affiliate of its External Manager. The terms of the MTA require MMA to indemnify Hunt for any losses associated with this claim and permitted MMA to assume the defense of this claim. MMA assumed the defense of this claim and is vigorously defending against the allegations in the Complaint and denies all counts of the Complaint. The parties have agreed to go to mediation. Although MMA has reason to believe that it will prevail on the merits, the ultimate outcome cannot be predicted at this time.

The Company and a prospective purchaser of a 26-acre portion of the Company’s one direct investment in real estate in Virginia are engaged in a dispute over the prospective purchaser’s option to acquire such portion of the property. The prospective purchaser has filed a lawsuit seeking, among other things, to compel the sale to the prospective purchaser and filed a special litigation lien, known as a Lis Pendens, on the entire 150-acre property. The Company intends to vigorously defend against these claims and pursue available remedies. The Company has filed its own slander of title lawsuit against the prospective purchaser for wrongly filing the Lis Pendens on the entire 150-acre property rather than the 26-acres in dispute. Although the Company has filed motions to dismiss the lawsuit and the Lis Pendens, unless and until dismissed, the Lis Pendens constitutes a default under the Company’s financing for the property. The Company has been in communication with the lender and does not expect the lender to take any action in respect of the default in light of the lender’s first lien position but can provide no assurance that the lender will not take any action. At June 30, 2021, the UPB of this note payable was $9.7 million.

On May 24, 2021, the Company, the Parent and the Merger Sub entered into a Merger Agreement, pursuant to which the Company will merge with and into Merger Sub. Upon completion of the Merger, Merger Sub will be the surviving entity, continuing as a wholly owned subsidiary of Parent, and the separate corporate existence of the Company will cease. The Company filed with the SEC on July 13, 2021, its definitive proxy statement relating to the proposed transaction (the “Proxy Statement”).

After the Company filed the Proxy Statement, various plaintiffs filed lawsuits related to the proposed transaction. Six plaintiffs filed individual actions in federal courts, alleging violations of the Securities Exchange Act of 1934 (“Exchange Act”). The cases are: Beraud v. MMA Capital Holdings, Inc., et al., 1:21-cv-04227 (E.D.N.Y.); Ciccotelli v. MMA Capital Holdings, Inc., et al., No. 1:21-cv-06423 (S.D.N.Y.); Morgan v. MMA Capital Holdings, Inc., et al., No. 1:21-cv-01088 (D. Del.); Ryan v. MMA Capital Holdings, Inc., et al., No. 1:21-cv-01082 (D. Del.); Whitfield v. MMA Capital Holdings, Inc., et al., No. 2:21-cv-03365 (E.D. Pa.); and Reinhardt v. MMA Capital Holdings, Inc., et al, 1:21-cv-01122 (D. Del.). The complaints in all six of these cases name the Company and all seven of its directors as defendants (collectively,

“Defendants”). All six complaints allege, among other things, that the directors caused the Company to file a materially incomplete and/or misleading proxy statement relating to the proposed transaction in violation of Sections 14(a) and 20(a) of the Exchange Act. All six plaintiffs seek, among other relief, an injunction preventing the Company from consummating the Merger, attorney’s fees, and, in the event the court does not enjoin the Merger, rescission of the Merger or unspecified damages.

In a seventh case, Cohen v. Michael Falcone, et al., No. 2021-0646 (Del. Ch. Ct.), the plaintiff filed a putative class action lawsuit, on his behalf and on behalf of all similarly situated shareholders, against the Company and all seven directors in the Delaware Court of Chancery. Cohen alleges that the directors breached their fiduciary duties by failing to provide the Company’s public shareholders with all material information necessary to decide whether to vote in favor of or against the Merger or exercise appraisal rights. Cohen’s complaint seeks, among other things, an injunction preventing both the shareholder vote and the Merger, attorney’s fees, and, if the court does not enjoin the Merger, rescission of the Merger or unspecified damages. In addition, Cohen has filed with the court a motion for a preliminary injunction.

While the Company believes that the disclosures in connection with the proposed transaction, including those set forth in the Proxy Statement, comply fully with applicable law, the Company has voluntarily supplemented the Proxy Statement with the supplemental disclosures set forth in a Current Report on Form 8-K filed with the SEC on August 3, 2021 (the “Supplemental Disclosures”). The Company specifically disclaimed in the Supplemental Disclosures any admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, the Company specifically denied all allegations in the litigation that any additional disclosure was or is required. Further, it is the Company’s position that the Supplemental Disclosures render all of the litigation moot and that all of the cases should therefore be dismissed.

Plaintiffs’ counsel have agreed in six of the seven cases that the Supplemental Disclosures render their respective lawsuits moot. The Company has not heard from counsel in the seventh case, Beraud v. MMA Capital Holdings, Inc., et al., but the Company’s litigation counsel believes the Supplemental Disclosures render that case moot as well and that the Plaintiff’s counsel will not take a contrary position.  In the Cohen case, the court had initially scheduled a hearing on Cohen’s Motion for Preliminary Injunction for August 9, 2021, but that hearing has now been cancelled in light of the case becoming moot.

At June 30, 2021, we had no other significant litigation matters and we were not aware of any other claims that we believe would have a material adverse impact on our financial condition or results of operations.

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

With respect to recognized DTAs, while COVID-19 caused a sharp deterioration in macro-economic conditions, the potential amount and permanence of long-term impacts of those conditions on the Company’s business was uncertain at June 30, 2021. Given such uncertainty and other factors pertaining to the Company’s exposure to loans made by the Solar Ventures to renewable energy projects that are located in the Electric Reliability Council of Texas (“ERCOT”) service area, we believe it is reasonably possible that, if the Merger were to fail to close, within the next 12 months, a reduction to the carrying value of net DTAs that is material to the Company’s financial statements could be recognized. However, whether we recognize such a loss and the exact timing and amount of gain or loss recognition depends upon future circumstances and, therefore, cannot be predicted at this time.

Note 10—Equity

Preferred Share Information

On January 1, 2019, as part of the Company’s conversion to a corporation, the Company was authorized to issue 5,000,000 of preferred shares, in one or more series, with no par value. As of June 30, 2021, the Board of Directors (“Board”) has not authorized any of these shares to be issued and no rights have been established for any of these shares.

Common Share Information

As of June 30, 2021, the Company was authorized to issue 50,000,000 common shares. The following table provides information about net (loss) income to common shareholders as well as provides information that pertains to weighted-average share counts that were used in per share calculations as presented on the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$138	$(3,508)	$(7,945)	$(6,566)

Basic and diluted weighted-average shares (1)	5,824	5,807	5,822	5,806
(1)	Includes common shares issued and outstanding, as well as deferred shares of non-employee directors that have vested but are not issued and outstanding.

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

On March 11, 2020, the Board approved an extension of the original five-year term of the Rights Plan until May 5, 2023, or until the Board determines the plan is no longer needed, whichever comes first. Subsequently, shareholders ratified the Board’s decision to extend the Rights Plan at the Company’s 2020 annual meeting of shareholders. On May 24, 2021, prior to the execution of the Merger Agreement, the Company amended its Rights Plan to provide that neither Parent nor Merger Sub nor any of their affiliates or associates will be deemed to be or become (i) an “Acquiring Person” as a result of the approval, adoption, execution, delivery and/or amendment of the Merger Agreement or the various voting agreements, (ii) a “Beneficial Owner” of, or have “Beneficial Ownership” of, or to “beneficially own” any shares of Company common stock under the Rights Plan; and (iii) neither a “Distribution Date” nor a “Stock Acquisition Date” under the Rights Plan will occur or be deemed to have occurred as a result of the approval, adoption, execution, delivery, and/or amendment of the Merger Agreement or various voting agreements; (iv) the rights issued under the Rights Plan will expire immediately prior to the effective time under the Merger Agreement, if the effective time occurs, and (v) nothing in the Rights Plan will be construed to give holders of rights certificates (or holders of Company Common Stock prior to the distribution date of the rights) under the Rights Plan any rights, remedies or claims as a result of the approval, adoption, execution, delivery, and/or amendment of the Merger Agreement or the various voting agreements. Such amendment will terminate automatically and will have no force or effect upon a termination of the Merger Agreement.

A copy of the third amendment to the Rights Plan was included as an exhibit to a Form 8-K that the Company filed with the SEC on May 24, 2021 and incorporated by reference in this Report.

On January 3, 2018, the Board approved a waiver of the 4.9% ownership limitation for Hunt, increasing this limitation to the acquisition of 9.9% of the Company’s issued and outstanding shares in any rolling 12-month period without causing a triggering event.

At June 30, 2021, the Company had two shareholders who held greater than a 4.9% interest in the Company, one of whom is its former Chief Executive Officer and current Chairman of the Board, Michael L. Falcone. Upon Mr. Falcone’s resignation as Chief Executive Officer on August 12, 2020, he became eligible for Board compensation. Pursuant to the policy of our Governance Committee, each Board member receives one-half of his or her Board compensation in common shares. On November 5, 2020, the Board adopted an Amended and Restated 2012 Non-Employee Directors’ Compensation Plan to coordinate elements of the Rights Plan and share compensation for directors. In addition, the Board named Mr. Falcone an exempted person in accordance with the Rights Plan for purposes of his share-based Board compensation.

Accumulated Other Comprehensive Income

The following table provides information related to the net change in AOCI for the three months ended June 30, 2021:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, April 1, 2021	$5,931	$86	$6,017
Net unrealized gains (losses)	224	(164)	60
Reclassification of realized gains on sold or redeemed bonds into the Consolidated Statements of Operations	(4,080)	—	(4,080)
Income tax benefit	1,059	—	1,059
Net change in AOCI	(2,797)	(164)	(2,961)
Balance, June 30, 2021	$3,134	$(78)	$3,056

The following table provides information related to the net change in AOCI for the three months ended June 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, April 1, 2020	$6,387	$793	$7,180
Net unrealized gains (losses)	467	(110)	357
Income tax expense	(128)	—	(128)
Net change in AOCI	339	(110)	229
Balance, June 30, 2020	$6,726	$683	$7,409

The following table provides information related to the net change in AOCI for the six months ended June 30, 2021:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2021	$7,621	$36	$7,657
Net unrealized losses	(2,106)	(114)	(2,220)
Reclassification of fair value gains on sold or redeemed bonds into the Consolidated Statements of Operations	(4,080)	—	(4,080)
Income tax benefit	1,699	—	1,699
Net change in AOCI	(4,487)	(114)	(4,601)
Balance, June 30, 2021	$3,134	$(78)	$3,056

The following table provides information related to the net change in AOCI for the six months ended June 30, 2020:

	Investments	Foreign
	in Debt	Currency
(in thousands)	Securities	Translation	AOCI
Balance, January 1, 2020	$7,666	$(33)	$7,633
Net unrealized (losses) gains	(1,296)	716	(580)
Income tax benefit	356	—	356
Net change in AOCI	(940)	716	(224)
Balance, June 30, 2020	$6,726	$683	$7,409

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

The following table provides information related to total compensation expense that was recorded for these Plans:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Non-employee Directors’ Stock-Based Compensation Plans	$194	$194	$418	$388

Employees’ Stock-Based Compensation Plans

At June 30, 2021, there were 571,066 share awards available to be issued under Employees’ Stock-Based Compensation Plans. While each existing Employees’ Stock-Based Compensation Plan has been approved by the Board, not all of the Plans have been approved by the Company’s shareholders. The Plans that have not been approved by the Company’s shareholders are currently restricted to the issuance of only stock options. As a result, of the 571,066 shares available under the plans, 73,556 are available to be issued in the form of either stock options or shares, while the remaining 497,510 shares available for issuance must be issued in the form of stock options. Since the Company has no employees, the Company does not expect to issue any of these shares or options.

Non-Employee Directors’ Stock-Based Compensation Plans

The Non-employee Directors’ Stock-based Compensation Plans authorize a total of 1,130,000 shares for issuance, of which 363,883 were available to be issued at June 30, 2021. The Non-employee Directors’ Stock-based Compensation Plans provide for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

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

The table below summarizes non-employee director compensation, including cash, vested options and common and deferred shares, for services rendered for the six months ended June 30, 2021, and June 30, 2020. The directors are fully vested in the deferred shares at the grant date.

			Common	Deferred	Weighted-average
			Shares	Shares	Grant Date	Options	Directors' Fees
		Cash	Granted	Granted	Share Price	Vested	Expense
June 30, 2021	(1)	$323,125	1,284	2,756	$23.36	—	$417,500
June 30, 2020	(2)	193,750	3,668	3,813	25.90	—	387,500

(1)	During the first quarter of 2021, one of the Company’s directors retired. All compensation in the second quarter of 2021 was paid in cash.
(2)	During the first quarter of 2020, the Board approved the addition of two independent directors and during the third quarter of 2020, our former Chief Executive Officer became a non-employee director.

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

The current term of the Management Agreement extends to December 31, 2022, and automatically renews thereafter for additional two-year terms. Either the Company or the External Manager may, upon written notice, decline to renew or terminate the Management Agreement without cause, effective at the end of the initial term or any renewal term. If the Company declines to renew or terminates the Management Agreement without cause or the External Manager terminates for cause, the Company is required to pay a termination fee to the External Manager equal to three times the sum of the average annual base and incentive management fees, plus one times the sum of the average renewable energy business expense reimbursements and the employee cost reimbursement expense, in each case, during the prior two-year period. The Company may also terminate the Management Agreement for cause. No termination fee is payable upon a termination by the Company for cause or upon a termination by the External Manager without cause.

For the three months and six months ended June 30, 2021, and June 30, 2020, no incentive fee was earned by our External Manager. During the three months ended June 30, 2021, and June 30, 2020, the Company recognized $2.0 million and $2.4 million, respectively, and $4.3 million and $5.2 million for the six months ended June 30, 2021, and June 30, 2020, respectively, of management fees and expense reimbursements payable to our External Manager in its Consolidated Statements of Operations. At June 30, 2021, and December 31, 2020, $2.0 million and $1.2 million, respectively, of management fees and expense reimbursements was payable to the External Manager.

Termination Agreement

As further discussed in Note 1, Summary of Significant Accounting Policies, the Company entered into a Termination Agreement with the External Manager. The Parent requires as a condition of the Merger that the Company terminate the Management Agreement immediately prior to the Effective Time. The External Manager has agreed to terminate the Management Agreement upon payment of the termination fee in order to allow the Merger to proceed. The termination fee shall be comprised of (i) an amount in cash equal to $16.5 million and (ii) the assignment by the Company to the External Manager of the Company’s South African assets, which were agreed to by the parties to have a value of $3.9 million.

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

Note 13—Segment Information

At June 30, 2021, and December 31, 2020, the Company operates as a single reporting segment. Therefore, all required segment information can be found in our consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings see Notes to Consolidated Financial Statements – Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2021, there were no material changes from the risk factors disclosed in our Part I, Item 1A, “Risk Factors,” of the 2020 Annual Report, except as set forth below.

Risks Related to the Proposed Merger

Failure of the Merger to be Completed, the Termination of the Merger Agreement or a Significant Delay in the Consummation of the Merger could Negatively Impact Us.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger, including approval by our shareholders. Please see the section entitled “The Merger Agreement—Conditions to the Merger” in the Proxy Statement. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or may be significantly delayed. In addition, if the Merger is not completed by February 24, 2022, either Parent or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not primarily caused by any failure to fulfil any obligation under the Merger Agreement by the party electing to terminate the Merger Agreement. Furthermore, the consummation of the Merger may be significantly delayed due to various factors, including the receipt of a competing acquisition proposal, or litigation related to the Merger. See Notes to Consolidated Financial Statements - Note 9, “Commitments and Contingencies,” for more information about litigation related to the Merger.

If the Merger is not consummated or is significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed or is significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

Additionally, our business may have been and may in the future be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger Agreement, or at all, and our results of operations may be adversely impacted by the costs incurred, and by the diversion of management attention, in connection with the Merger. Moreover, the market price of our common share might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, could have a material adverse effect on our business, financial condition and results of operations.

We Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the Merger may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and maintain relationships with third parties pending the consummation of the Merger. Additionally, these uncertainties could cause third parties with whom we deal to seek to change, or fail to extend, existing business relationships with us.

The pursuit of the Merger and preparation for a potential closing thereof may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the closing process could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. If the Merger is not completed, our inability to take such actions while the Merger is pending could have a material adverse effect on our business, financial condition and results of operations. Please see the sections entitled “The Merger Agreement—Conduct of Business Pending the Merger” and “—Other Covenants and Agreements” in the Proxy Statement for a description of the restrictive covenants applicable to us and Parent.

Litigation Against Us, or the Members of Our Board of Directors, Could Prevent or Delay the Completion of the Merger.

While we believe that any claims that are or may be asserted by purported shareholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from our regular business and, any lawsuit adversely resolved against us or members of our board of directors, could have a material adverse effect on our business, financial condition and results of operations.

One of the conditions to the consummation of the Merger is the absence of any statute, rule, regulation, executive order, decree, ruling, temporary restraining order, preliminary or permanent injunction or other order issued by a court or other government entity of competent jurisdiction having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all, which could have the adverse consequences set forth above.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the Company’s board of directors will not withdraw or modify in a manner adverse to Parent the recommendation of the Company’s board of directors in favor of the approval and adoption of the Merger Agreement, and Parent generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the approval and adoption of the Merger Agreement by the Company’s shareholders, the Company’s board of directors is permitted to withdraw or modify in a manner adverse to Parent the recommendation of the Company’s board of directors in favor of the approval and adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to the Company’s shareholders under applicable law. The Merger Agreement does not require that the Company submit the approval and adoption of the Merger Agreement to a vote of the Company’s shareholders if the Company’s board of directors changes its recommendation in favor of the approval and adoption of the Merger Agreement in a manner adverse to Parent and terminates the Merger Agreement in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $4.85 million to Parent, including if the Company terminates the Merger Agreement prior to obtaining shareholder approval in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement.

While both the Company and Parent believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $4.85 million termination fee that may become payable by the Company to Parent in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

The Company will be responsible for certain Merger related transaction costs even if the Merger does not occur.

The Company expects to incur a number of nonrecurring costs associated with the Merger, some of which have been or will be paid even if the Merger does not occur. These costs include, among others, fees and expenses of counsel and other advisors and representatives, expenses of the Company’s financial advisor, and filing fees, mailing costs and proxy solicitation fees for the proxy statement and defense costs of various lawsuits that have been filed related to the proxy solicitation. These costs could have an adverse impact on our results of operations if the Merger does not close.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None for the three months ended June 30, 2021.

Use of Proceeds from Registered Securities

None for the three months ended June 30, 2021.

Issuer Purchases of Equity Securities

None for the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement and Plan of Merger dated as of May 24, 2021, by and among with FP Acquisition Parent, LLC, FP Acquisition Merger Sub, LLC and MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2021

3.1	Certificate of Incorporation of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

3.2	By-laws of MMA Capital Holdings, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2019

4.1	Third Amendment to Tax Benefits Rights Agreement dated as of May 24, 2021 by and between MMA Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2021

10.1	Termination Agreement dated as of May 24, 2021, by and between MMA Capital Holdings, Inc. and Hunt Investment Management, LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MMA CAPITAL HOLDINGS, INC.

Dated:	August 5, 2021	By:	/s/ Gary A. Mentesana
		Name:	Gary A. Mentesana
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gary A. Mentesana	August 5, 2021
Name:	Gary A. Mentesana
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David C. Bjarnason	August 5, 2021
Name:	David C. Bjarnason
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1